Form 10-Q
period 2010-12-31
Berry Only Inc.
filed 2011-02-14
CIK 1498382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2010

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ____________ to ____________

COMMISSION FILE NUMBER    333-168897

BERRY ONLY INC.
(Exact name of registrant as specified in its charter)

NEVADA	99-0360497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

722B Kingston Rd, Toronto, Ontario, Canada, M4E 1R7
(Address of principal executive offices, including zip code)

647-283-3152
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,950,000 shares of common stock as of February 14, 2011.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Berry Only Inc. (the “Company”) for the three month period ended December 31, 2010 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at December 31, 2010 and June 30, 2010.

(b)
Consolidated Statement of Operations for (i) the three months ended December 31, 2010 and 2009, (ii) for the six months ended December 31, 2010 and 2009, and (iii) the cumulative period from inception (June 24, 2009) to December 31, 2010.

(c)	Consolidated Statements of Cash Flows for (i) the six months ended December 31, 2010 and 2009, and (ii) the cumulative period from inception (June 24, 2009) to December 31, 2010.

(d)	Statement of Changes in Stockholders’ Equity for the period from inception (June 24, 2009) to December 31, 2010.

(e)	Notes to Financial Statements.

BERRY ONLY INC.
(A Development Stage Company)
Balance Sheet
as at December 31, 2010 (unaudited) and June 30, 2010

ASSETS
	December 31,	June 30,
	2010	2010
	(Unaudited)

Current Assets
Cash and Cash Equivalents	$21,416	$44,561

TOTAL ASSETS	$21,416	$44,561

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-	$652

Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized;
none outstanding as at September 30 and June 30, 2010.
Common Stock, $0.001 par value, 75,000,000 shares authorized,
5,950,000 issued and outstanding as at December 31, 2010,
5,950,000 issued and outstanding as at June 30, 2010	5,950	5,950
Additional paid-in capital	43,550	43,550
Accumulated other income (loss)	(24)	(9)
Deficit	(28,060)	(5,582)

Total Stockholders' Equity	21,416	43,909

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,416	$44,561

See accompanying notes to interim financial statements.

BERRY ONLY INC.
(A Development Stage Company)
Statement of Operations and Comprehensive Loss
(Unaudited)

					For the period
					June 24, 2009
	For the 3 months ended		For the 6 months ended		(inception) to
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Selling, General and Administrative Expenses

Marketing	687		2,187		2,187
Professional Fees	13,493	1,432	19,903	4,432	24,335
Other Selling General & Administrative	388	203	388	1,150	1,538

Total Expenses	14,568	1,635	22,478	5,582	28,060

Operating Loss	(14,568)	(1,635)	(22,478)	(5,582)	(28,060)

Net Income (Loss)	(14,568)	(1,635)	(22,478)	(5,582)	(28,060)

Currency translation adjustment	(15)	(9)	(15)	(9)	(24)

Comprehensive Loss	$(14,583)	$(1,644)	$(22,493)	$(5,591)	$(28,084)

Net Income (Loss) per share,
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding, basic and diluted	5,950,000	2,000,000	5,950,000	1,380,434

See accompanying notes to interim financial statements.

BERRY ONLY INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			For the period
			June 24, 2009
	For the 6 months ended		(inception) to
	December 31,		December 31,
	2010	2009	2010

Cash Flows From Operating Activities
Net Income (Loss)	(22,478)		(28,060)
Adjustments to reconcile net loss to
net cash used by operating activities:	-	-	-

Changes in operating assets and liabilities
Accounts payable	(652)	-	-
Net cash used in operating activities	(23,130)	-	(28,060)

Cash Flows From Investing activities
Subscriptions Received
Net cash provided by investing activities	-	-	-

Cash Flows From Financing Activities
Sale of stock for cash		10,000	49,500
Net cash provided by Financing Activities	-	10,000	49,500

Effects of exchange rates on cash	(15)	9	(24)

Net increase in cash	(23,145)	10,009	21,416

Cash at beginning of period	44,561	-	-

Cash at end of period	$21,416	$10,009	$21,416

Supplemental cash flow information
Interest paid	$-	$-	$-
Income Taxes paid	$-	$-	$-

See accompanying notes to interim financial statements.

BERRY ONLY INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the period from Inception, June 24, 2009, to December 31, 2010
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Income/(Loss)	Deficit	Total

Balances at Inception,
June 24, 2009	-	$-	$-	$-	$-	$-

Net income (loss) for the period
ended June 30, 2009				-	-	-

Balances at June 30, 2009	-	$-	$-	$-	$-	$-

Aug. 26, 2009: Common stock
issued for cash at $0.005 per share	2,000,000	2,000	8,000			10,000

Mar.-May, 2010: Common stock
issued for cash at $0.01 per share	2,950,000	2,950	26,550			29,500

Apr. 29, 2010: Common stock
issued for cash at $0.01 per share	1,000,000	1,000	9,000			10,000

Net loss, year ended June 30, 2010				(9)	(5,582)	(5,591)

Balances at June 30, 2010	5,950,000	$5,950	$43,550	$(9)	$(5,582)	$43,909

Net loss for the six months				(15)	(22,478)	(22,493)

Balances at Septmber 30, 2010	5,950,000	5,950	43,550	(24)	(28,060)	21,416

See accompanying notes to interim financial statements.

BERRY ONLY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Expressed in US Dollars)

NOTE 1       BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the six months ended December 31, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.  These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end June 30, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended December 31, 2010 are not necessarily indicative of results for the entire year ending June 30, 2011.

Berry Only Inc. (“the Company”) was incorporated in the State of Nevada on June 24, 2009.   The Company was incorporated for the purpose of marketing and distributing a sanitizing product for mobile phones and other mobile devices.   The Company was first capitalized in August, 2009.

NOTE 2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents
The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Property & Equipment
Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment at December 31, 2010.

Long-lived assets

The Company accounts for long-lived assets under the FASB (Financial Accounting Standards Board) ASC (Accounting Standard Codification) 340-10 Other Assets and Deferred Costs,  (SFAS 142 and 144: “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”) . In accordance with ASC 340-10, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset will not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.  Impairment of experimental water clarification equipment is calculated based on its estimated useful life.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established.

Foreign Currency Translation
In accordance with FASB ASC 830-20 Foreign Currency Transactions, (SFAS No. 52 “Foreign Currency Translation”), the Company has determined that its functional currency is the United States Dollar.  Exchange differences since inception are accumulated as a component of accumulated other comprehensive gain (loss).

Comprehensive Income (Loss)
Comprehensive income or loss encompasses net income or loss and “other comprehensive income or loss”, which includes all other non-owner transactions and events that change shareholders’ equity/deficiency.  The Company’s other comprehensive gain reflects the effect of foreign currency translation adjustments on the translation of the financial statements from the functional currency of Canadian dollars into the reporting currency of U.S. dollars.

Fair Value of Financial Instruments
The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price  that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities

-
Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities;  quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of December 31, 2010 were valued according to the following inputs:

		Observable Inputs
	Observable	Other Than	Unobservable
	Inputs	Level 1 Prices	Inputs, significant	Total
	Level 1	Level 2	Level 3

Cash and Cash Equivalents	30,833			30,833
Accounts Receivable
Accounts Payable
Shareholders' Loan
	30,833			30,833

Basic and Diluted Earnings Per Share
Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at December 31, 2010, there were no potentially dilutive securities

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended December 31, 2010 and 2009:

	2010	2009
Basic and diluted net loss per share:

Numerator:
Comprehensive Loss	$(22,493)	$(5,591)

Denominator:
Basic and diluted weighted average
number of shares outstanding	5,950,000	1,380,434

Basic and Diluted Net Loss Per Share:	$(0.00)	$(0.00)

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  There were no sales in the three months ended December 31, 2010.

Development-Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented.   Such companies report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as June 24, 2009. Since inception, the Company has incurred an operating loss of $28,084. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since June 24, 2009, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855 (SFAS No. 165), "Subsequent Events".  ASC 855 sets forth the period after the balance sheet date through the date the financial statements were filed during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 (SFAS 165) was effective for interim or annual periods ending after June 15, 2009. The Company adopted ASC 855.  It did not have an impact on the Company’s consolidated results of operations or financial position.

In June, 2009, the FASB issued their final SFAS, No. 168, “FASB Accounting Standards Codification”,    (“ASC”), and the Hierarchy of Generally Accepted Accounting Principles”.  This was reflected in the codification as FASB ASC 105, Generally Accepted Accounting Principles.   “ASC” is the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities.  It is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Accordingly the Company adopted ASC 105.  It did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 3       DEALERSHIP CONTRACT

On July 8, 2010 the Company signed an exclusive dealership agreement with Wireless Wipes, a New York corporation that manufactures a sanitizing wipe used to clean cell phones and other mobile devices. The agreement grants the Company the exclusive right to purchase, inventory, promote and resell the product within Canada under certain minimum order rules.

NOTE 4       UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenue and has incurred a  loss of $28,084 since inception June 24, 2009.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company pursued funding through sale of stock.  It has pursued a dealership agreement for its intended product, the marketing and sales of which is anticipated to be profitable. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. However management cannot provide any assurances that the Company will be successful in its retail operation.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.  If the Company is unable to make it profitable, the Company could be forced to discontinue operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5       INCOME TAXES

No provision was made for federal income tax for the six months ended December 31, 2010, since the Company had an operating loss.

Net operating loss carryforwards may be used to reduce taxable income through the year 2030. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The net operating loss carryforward for federal and state income tax purposes is approximately $22,000, generating a Federal deferred tax credit of $5,500 as of December 31, 2010. A 100% allowance of $5,500 has been established.

NOTE 6       CAPITAL

There was no stock issued in the six months ended December 31, 2010.

As of December 31, 2010 the Company had authorized 5,000,000 preferred shares of par value $0.001, of which none was issued and outstanding.

As of December 31, 2010 the Company had authorized 75,000,000 shares of common stock of par value $0.001,  of which 5,950,000 shares were issued and outstanding.

NOTE 7       SUBSEQUENT EVENTS

Events subsequent to December 31, 2010 have been evaluated through February 10, 2010, the date these statements were available to be issued, to determine whether they should be disclosed. Management found no subsequent events to be disclosed.

Item 2.       Management’s Discussion and Analysis of Financial condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions.  We are a development stage company and have not yet generated or realized any revenues.

Overview

Berry Only Inc. is a Nevada corporation that recently signed a milestone agreement with the U.S. manufacturer of Wireless Wipes™ to acquire the exclusive rights to distribute the product in Canada.

Wireless Wipes™ is a new, unique, first to market, sanitizer designed specifically to clean mobile phones, PDA’s (personal digital assistants) and laptop computer screens.  They are fast drying to prevent moisture damage, non-streaking and non-corrosive with a pleasant green tea-cucumber scent.  Wireless Wipes™ are packaged in 10-count re-sealable pouches which can fit neatly in a shirt or jacket pocket.  Retail prices are US $2.95 per pouch in the U.S. and Berry Only anticipates retail pricing in Canada of Cdn $3.50.  Landed cost in Canada is US $1.40 per pouch, with a minimum order size of $300. (Landed cost is the total cost of a landed shipment including purchase price, freight, insurance, and other costs up to the port of destination)

Demand for Wireless Wipes™ is expected to be driven by several factors.

1.	Mobile devices are in constant use, virtually all day and all night.

2.	These devices are filled with bacteria which can make them unhealthy if not cleaned and sanitized

Wireless Wipes have a number of competitive advantages over other cleaning / sanitizing products.  Wireless Wipes are specifically tailored for cell phones, PDAs etc. and several advantageous features have been designed into the product versus other methods of cleaning these devices.

●	They kill germs / bacteria in addition to cleaning the unit.

●	The amount and type of cleaning solution does not harm the unit and dries quickly.

●
Wireless Wipes™ are the ultimate in convenience – they are packaged in a very handy pouch that can easily accompany the person wherever they go – as opposed to bulky plastic dispensers or spray bottles

●	They are designed to have an attractive retail price point and are very amenable to placement at point of sale units.

Berry Only is positioning itself to capitalize on the Wireless Wipes opportunity, and expects to be successful based on several factors.

●	New and unique product with a well-defined need in the marketplace.

●	Proven distribution strategy. through duplicating U.S. business model (use of direct sales strategy through several distribution channels – as detailed in “Marketing & Distribution”).

●	Good partner, the U.S. manufacturer of Wireless Wipes™. We also hope to attain good distribution channel partners in Canada.

●
Cost effective strategy, including several low cost methods such use of direct sales techniques (email, telephone), use of independent sales representatives, the online strategy, and select attendance at (the most) critical trade shows.

Since inception we have worked toward the introduction and development of our website that we will use to generate revenues.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue seeking new business opportunities.

Our Plan of Operations

Berry Only plans to commence operations as set forth below.

Phase I – Initial Launch
To date, Berry Only has completed the following activities related to business formation and setup.

●	Berry Only Inc. has incurred both accountant and attorney fees in the set up of the business.

●
Computer system setup.  The computer system includes a computer station, printer, fax/scanner, and a broadband Internet connection: Berry Only Inc. will use Microsoft Office and Simply Accounting as their preferred software.

●	Office furniture

●	Signed the exclusive agreement with Wireless Wipes™.

●	Researched and written the Berry Only business plan.

●	Secured an initial supply of Wireless Wipes™.

●	Assorted types of paper and stationery: Personalized with a logo, return addresses, etc. for catalogs, and brochures.

●	The Berry Only website is now online.

Phase I –Initial Launch (con’t)
To date, Berry Only has begun the following activites:

●
Develop 3rd party distributor relationships. We plan to implement a traditional direct sales strategy in order to develop 3rd party distributor relationships and national accounts. This would be carried out through the use of list development (list development is simply assembling a list of possible 3rd party distributors) , the use of sell sheets, direct sales calls referencing the POS displays, the use of the sales and marketing literature developed with the manufacturer, and follow up calls. We have not established any 3rd party distributor relationships at this time.

●	Development of marketing materials. We expect preliminary marketing materials to be completed by the end of March 31, 2011.

●
Expand the Berry Only Website. The website is operational and we plan to continually expand the websites capabilities. We are exploring the addition of a shopping cart without the requirement for payment through PayPal.

●	Further develop and implement detailed advertising strategies both online and offline.

This development of marketing materials, the development of 3rd party distributor relationships and the  complete building and launching of the website is expected to have a budget of approximately $30,000 and take 9 to 12 months. The company currently believes it has sufficient funding to conduct this phase of its operations. The President of Berry Only will spearhead these efforts, and will not be receiving a salary at this time. The company anticipates that it will need to raise more capital in approximately 9 to 12 months time if the company is not generating sales. The company currently has no plans or arrangements for raising further capital at this time.

Phase II – Buildout of Initial Market Area

With a growing number of relationships in place, Phase II will be dedicated to fully rolling out the Wireless Wipes™ product, working with all its distributors and national accounts.  Should management be successful with its strategy, additional funding may be sought for additional brand building strategies and for additional in-house staff to handle administrative and the increasing load associated with its marketing activities.
Management will at all times be monitoring all marketing and other activities in order to refine its business strategy and present a case for securing funding for its most productive activities, as well to lay the basis for a future strategy in additional market areas.

Our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.  As a development stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to continue our operations, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended December 31, 2010 and 2009 are summarized as follows:

	Three Months Ended
	December 31,
	2010	2009

Revenue	$-	$-
Operating Expenses	14,568	1,635
Net Loss	$14,568	$1,635

Revenues

We have not earned any revenues to date. Our website is operational and we anticipate earning revenues in the next quarter of this fiscal year. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended December 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended
	December 31,
	2010		2009
	$		$
Marketing		687		-
Professional Fees		13,493		1,432
Other Selling General & Administrative		388		203
Total Expenses		$14,568		$1,635

Marketing

The increase in our marketing expenses is due to the fact the website is now operational.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The increase in our professional fees is associated with becoming a reporting issuer.

We incurred operating losses in the amount of $28,084 from inception on June 24, 2009 through the period ended December 31, 2010.  These operating expenses were composed of marketing expenses, professional fees, and other selling and general and administrative expenses.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities.

We closed an issue of 2,000,000 shares of common stock on August 26, 2009 to our sole officer and director, David Guest, at a price of $0.005 per share.  The total proceeds received from this offering were $10,000.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

We closed an issue of 1,000,000 shares of common stock on April 29, 2010 to our sole officer and director, David Guest, at a price of $0.01 per share.  The total proceeds received from this offering were $10,000.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

We completed an offering of 2,950,000 shares of our common stock at a price of $0.01 per share to a total of thirty three (33) purchasers on June 30, 2010.  The total amount we received from this offering was $29,500. The identity of the purchasers from this offering is included in the selling shareholder table set forth above.  We completed this offering pursuant Rule 903(a) and conditions set forth in Category 3 (Rule 903(b)(3)) of Regulation S of the Securities Act of 1933.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.       Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no changes in internal controls over financial reporting during the Company’s last fiscal quarter, and no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 4(t).   Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1(a).   Risk Factors

There have been no changes to our risk factors from those disclosed in our Amendment No. 4 to Form S-1 filed on December 2, 2010.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended December 31, 2010.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending December 31, 2010.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERRY ONLY INC.

By:           /s/ David Guest

David Guest, President,
Chief Executive Officer and
Chief Financial Officer Director

Date: February 14, 2011