Form 10-Q
period 2011-03-31
Berry Only Inc.
filed 2011-05-12
CIK 1498382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2011

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,950,000 shares of common stock as of May 12, 2011.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Berry Only Inc. (the “Company”) for the three month period ended March 31, 2011 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at March 31, 2011 and June 30, 2010.

(b)
Consolidated Statement of Operations for (i) the three months ended March 31, 2011 and 2010, (ii) for the nine months ended March 31, 2011 and 2010, and (iii) the cumulative period from inception (June 24, 2009) to March 31, 2011.

(c)	Consolidated Statements of Cash Flows for (i) the nine months ended March 31, 2011 and 2010, and (ii) the cumulative period from inception (June 24, 2009) to March 31, 2011.

(d)	Statement of Changes in Stockholders’ Equity for the period from inception (June 24, 2009) to March 31, 2011.

(e)	Notes to Financial Statements.

BERRY ONLY INC.
(A Development Stage Company)
Balance Sheet
as at March 31, 2011 (unaudited) and June 30, 2010

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$17,526	$44,561

TOTAL ASSETS	$17,526	$44,561

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-	$652

Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized;
none outstanding as at September 30 and June 30, 2010.
Common Stock, $0.001 par value, 75,000,000 shares authorized,
5,950,000 issued and outstanding as at March 31, 2011
5,950,000 issued and outstanding as at June 30, 2010	5,950	5,950
Additional paid-in capital	43,550	43,550
Accumulated other income (loss)	(87)	(9)
Deficit	(31,887)	(5,582)

Total Stockholders' Equity	17,526	43,909

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,526	$44,561

See accompanying notes to interim financial statements.

BERRY ONLY INC.
( A Development Stage Company)
Statement of Operations and Comprehensive Loss
(Unaudited)

					For the period
					June 24, 2009
	For the 3 months ended		For the 9 months ended		(inception) to
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Selling, General and Administrative Expenses

Marketing	76		2,263		2,263
Professional Fees	550	-	10,452	4,432	24,885
Other Selling General & Administrative	3,201	51	13,590	305	4,739

Total Expenses	3,827	51	26,305	4,737	31,887

Operating Loss	(3,827)	(51)	(26,305)	(4,737)	(31,887)
					-
Net Income (Loss)	(3,827)	(51)	(26,305)	(4,737)	(31,887)
					-
Currency translation adjustment	(63)	-	(78)	9	(87)
					0
Comprehensive Loss	$(3,890)	$(51)	$(26,383)	$(4,728)	$(31,974)

See accompanying notes to interim financial statements.

BERRY ONLY INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			For the period
			June 24, 2009
	For the 9 months ended		(inception) to
	March 31,		March 31,
	2011	2010	2011

Cash Flows From Operating Activities
Net Income (Loss)	(26,305)	(4,737)	(31,887)
Adjustments to reconcile net loss to
net cash used by operating activities:	-	-	-

Changes in operating assets and liabilities
Accounts payable	(652)	-	-
Net cash used in operating activities	(26,957)	(4,737)	(31,887)

Cash Flows From Investing activities
Subscriptions Received
Net cash provided by investing activities	-	-	-

Cash Flows From Financing Activities
Sale of stock for cash		12,000	49,500
Net cash provided by Financing
Activities	-	12,000	49,500

Effects of exchange rates on cash	(78)	9	(87)

Net increase in cash	(27,035)	7,272	17,526

Cash at beginning of period	44,561	-	-

Cash at end of period	$17,526	$7,272	$17,526

Supplemental cash flow information
Interest paid	$-	$-	$-
Income Taxes paid	$-	$-	$-

See accompanying notes to interim financial statements.

BERRY ONLY INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the period from Inception, June 24, 2009, to March 31, 2011
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Income/(Loss)	Deficit	Total

Balances at Inception,
June 24, 2009	-	$-	$-	$-	$-	$-

Net income (loss) for the period
ended June 30, 2009				-	-	-

Balances at June 30, 2009	-	$-	$-	$-	$-	$-

Aug. 26, 2009: Common stock
issued for cash at $0.005 per share	2,000,000	2,000	8,000			10,000

Mar.-May, 2010: Common stock
issued for cash at $0.01 per share	2,950,000	2,950	26,550			29,500

Apr. 29, 2010: Common stock
issued for cash at $0.01 per share	1,000,000	1,000	9,000			10,000

Net loss, year ended June 30, 2010				(9)	(5,582)	(5,591)

Balances at June 30, 2010	5,950,000	$5,950	$43,550	$(9)	$(5,582)	$43,909

Net loss for the nine months				(78)	(26,305)	(26,383)

Balances at March, 2011	5,950,000	5,950	43,550	(87)	(31,887)	17,526

See accompanying notes to interim financial statements.

BERRY ONLY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011
(Expressed in US Dollars)

NOTE 1       BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the nine months ended March 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end June 30, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended March 31, 2011 are not necessarily indicative of results for the entire year ending June 30, 2011.

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

Property & Equipment
Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment at March 31, 2011.

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

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of March 31, 2011 were valued according to the following inputs:

		Observable Inputs
	Observable	Other Than	Unobservable
	Inputs	Level 1 Prices	Inputs, significant	Total
	Level 1	Level 2	Level 3

Cash and Cash Equivalents	17,526			17,526
Accounts Receivable
Accounts Payable
Shareholders' Loan
	17,526			17,526

Basic and Diluted Earnings Per Share
Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at March 31, 2011, there were no potentially dilutive securities

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended March 31, 2011 and 2010:

	2011	2010
Basic and diluted net loss per share:

Numerator:
Comprehensive Loss	$(26,383)	$(4,728)

Denominator:
Basic and diluted weighted average number of shares outstanding	5,950,000	1,380,434

Basic and Diluted Net Loss Per Share:	$(0.00)	$(0.00)

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  There were no sales in the nine months ended March 31, 2011.

Development-Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented.   Such companies report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as June 24, 2009. Since inception, the Company has incurred an operating loss of $31,887. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January June 24, 2009, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

NOTE 4       UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenue and has incurred a  loss of $31,887 since inception June 24, 2009.

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

NOTE 5       INCOME TAXES

No provision was made for federal income tax for the nine months ended March 31, 2011, since the Company had an operating loss.

Net operating loss carryforwards may be used to reduce taxable income through the year 2030. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The net operating loss carryforward for federal and state income tax purposes is approximately $26,000, generating a Federal deferred tax credit of $6,240 as of March 31, 2011. A 100% allowance of $6,240 has been established.

NOTE 6       CAPITAL

There was no stock issued in the nine months ended March 31, 2011.

As of March 31, 2011 the Company had authorized 5,000,000 preferred shares of par value $0.001, of which none was issued and outstanding.

As of March 31, 2011 the Company had authorized 75,000,000 shares of common stock of par value $0.001,  of which 5,950,000 shares were issued and outstanding.

NOTE 7       SUBSEQUENT EVENTS

Events subsequent to March 31, 2011 have been evaluated through April 24, 2011, the date these statements were available to be issued, to determine whether they should be disclosed. Management found no subsequent events to be disclosed.

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

This development of marketing materials, the development of 3rd party distributor relationships and the complete building and launching of the website is expected to have a budget of approximately $30,000 and take 9 to 12 months. The company currently believes it has sufficient funding to complete this phase of its operations. The President of Berry Only is spearheading these efforts, and will not be receiving a salary at this time. The company anticipates that it will need to raise more capital in approximately 6 to 9 months time if the company is not generating sales. The company currently has no plans or arrangements for raising further capital at this time.

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

Our operating results for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended
	March 31,
	2011	2010

Revenue	$-	$-
Operating Expenses	3,827	51
Net Loss	$3,827	$51

Revenues

We have not earned any revenues to date. Our website is operational and we anticipate earning revenues in the next quarter of this fiscal year. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended March 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended
	March 31,
	2011		2010
	$		$
Marketing		76		-
Professional Fees		550		-
Other Selling General & Administrative		3,201		51
Total Expenses		$3,827		$51

Marketing

The increase in our marketing expenses is due to the fact the website is now operational.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The increase in our professional fees is associated with becoming a reporting issuer.

We incurred operating losses in the amount of $31,887 from inception on June 24, 2009 through the period ended March 31, 2011.  These operating expenses were composed of marketing expenses, professional fees, and other selling and general and administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended March 31, 2011.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending March 31, 2011.

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

Date: May 12, 2011