Form 10-K
period 2011-06-30
Berry Only Inc.
filed 2011-09-28
CIK 1498382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-168897

BERRY ONLY INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0360497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

722B Kingston Rd., Toronto,
Ontario, Canada	M4E 1R7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 647-283-3152

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐    No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐ (Do not check if a smaller reporting company)	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $29,500 based on a price of $0.01 per share, being the issue price per share of the last private placement of our company in June, 2010. The aggregate market value as determined by the average of bid and ask closing prices is inapplicable due to the fact that the common shares of our company have not traded to date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,950,000 shares of common stock as of September 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty that we will not be able to successfully identify and evaluation a suitable business opportunity;

●	risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

●	risks related to the failure to successfully management or achieve growth of a new business opportunity; and

●	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Berry Only" mean Berry Only Inc., unless the context clearly requires otherwise.

ITEM 1.       BUSINESS

General

We were incorporated as Berry Only Inc. under the laws of Nevada on June 24, 2009. On July 8, 2010 the Company signed an exclusive dealership agreement with Wireless Wipes, a New York corporation that manufactures a sanitizing wipe used to clean cell phones and other mobile devices. The agreement granted the Company the exclusive right to purchase, inventory, promote and resell the product within Canada under certain minimum order rules. The agreement required an annual distribution of 10,000 pouches of product.  The Company was unable to generate the required annual sales and the agreement lapsed.  The Company is seeking new business opportunities.

We are currently seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue seeking new business opportunities.

Our Current Business

We are currently business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) improved trading efficiency; (v) stockholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

As a development stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Competition

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective businesses, we have encountered intense competition in all aspects of our proposed business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Compliance with Government Regulation

We will not know the government regulations and the cost of compliance with such regulations with which we must comply until such time as we acquire an interest in a particular business.

If our activities should advance to the point where we engage in mining or oil and gas operations, we could become subject to environmental regulations promulgated by federal, state or provincial, and local government agencies as applicable. Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with the mining industry which could result in environmental liability. A breach or violation of such legislation may result in the imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental assessments are increasingly imposing higher standards, greater enforcement, fines and penalties for non-compliance. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies, directors, officers and employees. The cost of compliance in respect of environmental regulation has the potential to reduce the profitability of any future revenues that our company may generate.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Our sole officer does not have an employment agreement with us.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.     RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATING TO OUR BUSINESS AND FINANCIAL CONDITION

We are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results.

We have not been able to achieve profitable operations and there are no assurances that we will be able to do so in the future. Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of a business in general. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

We have no formal written agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity.

As at the date of this report, we have no formal written agreement with respect to acquiring a business opportunity or engaging in a business combination with any private entity. The success of our company following an entry into any business opportunity or business combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities with established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

As there are a large number of established and well-financed entities actively seeking suitable business opportunities and business combinations, we are at a competitive disadvantage in identifying and completing such opportunities.

We are, and will continue to be, an insignificant participant seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are active in seeking suitable business opportunities or business combinations which may also be desirable target candidates for our company. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than our company. Consequently, we are at a competitive disadvantage in identifying possible business opportunities and completing a business combination. In addition, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Upon completion of a business opportunity or combination, there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination.

Our ability to achieve growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including our ability to hire and train management and other employees and the adequacy of our financial resources. There can be no assurance that we will be able to successfully manage any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on our company.

If we complete a business opportunity or combination, management of our company may be required to sell or transfer common shares and resign as members of our board of directors.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the shares they hold in our company and require such individuals to resign as members of our board. The resulting change in control of our company could result in the removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of our company.

If we complete a business opportunity or combination, we may be required to issue a substantial number of common shares which would dilute the shareholdings of our current shareholders and result in a change of control of our company.

We may pursue the acquisition of a business opportunity or a business combination with a private company. The likely result of such a transaction would result in our company issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in the capital of our company will reduce the percentage of common shares owned by existing shareholders and may result in a change in the control of our company and our management.

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. These fluctuations may adversely affect the trading price of our common shares.

We may be unsuccessful at identifying, acquiring and operating suitable business opportunities and if we are unable to find, acquire or operate a suitable opportunity for our company, we may never achieve profitable operations.

We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the new business opportunity. Before we begin to have any significant operations, we will have to become involved in a viable business opportunity. In addition, in order to be profitable, we will have to, among other things, hire consultants and employees, develop products and/or services, market our products/services, ensure supply and develop a customer base. There is no assurance that we will be able to identify, negotiate, acquire and develop a business opportunity and we may never be profitable.

RISKS RELATING TO OUR COMMON STOCK

We have not paid any dividends and do not foresee paying dividends in the future.

Payment of dividends on our common stock is within the discretion of the board of directors and will depend upon our future earnings, our capital requirements, financial condition and other relevant factors. We have no plan to declare any dividends in the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 2.       PROPERTIES.

Executive Offices

Our executive offices are located at 722B Kingston Rd., Toronto, Ontario M4E 1R7, Canada. Mr. David Guest, our sole director and officer, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

ITEM 3.       LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “BRRY.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since February 17, 2011. There have been no trades in our shares of common stock since February 27, 2011.

Our transfer agent is Island Stock Transfer, of 100 2nd Avenue, S, Suite 104N, St. Petersburg, FL 33701; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of September 28, 2011, there were 34 registered stockholders holding 5,950,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the year ended June 30, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6.       SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operation

We are a development stage company that has not yet generated or realized any revenues from our business operations. On July 8, 2010 the Company signed an exclusive dealership agreement with Wireless Wipes, a New York corporation that manufactures a sanitizing wipe used to clean cell phones and other mobile devices. The agreement granted the Company the exclusive right to purchase, inventory, promote and resell the product within Canada under certain minimum order rules. The agreement required an annual distribution of 10,000 pouches of product.  The Company was unable to generate the required annual sales and the agreement lapsed.  The Company is seeking new business opportunities.

We are currently seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Even if we are able to enter into a business opportunity and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

1.	$10,000 in connection with our company locating, evaluating and negotiating potential business opportunities;

2.	$10,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

We will incur additional expenses if we are successful in entering into an agreement to acquire an interest in  a business opportunity. If we acquire any property interests, we will require significant funds to develop the property in addition to any acquisition costs. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement to acquire an interest in a property or enter into a business combination.

We require a minimum of approximately $20,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $10,695 and a working capital in the amount of $10,695 as of June 30, 2011, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2011 which are included herein.

Our operating results for the years ended June 30, 2011 and 2010 are summarized as follows:

	Years Ended
	June 30,
	2011	2010

Revenue	$-	$-
Operating Expenses	33,136	5,582
Net Loss	$33,136	$5,582

Our operating results for the three months ended June 30, 2011 and 2010 are summarized as follows:

	Three Months Ended
	June 30,
	2011	2010

Revenue	$-	$-
Operating Expenses	6,831	863
Net Loss	$6,831	$863

Revenues

On July 8, 2010 the Company signed an exclusive dealership agreement with Wireless Wipes, a New York corporation that manufactures a sanitizing wipe used to clean cell phones and other mobile devices. The agreement granted the Company the exclusive right to purchase, inventory, promote and resell the product within Canada under certain minimum order rules. The agreement required an annual distribution of 10,000 pouches of product.  The Company was unable to generate the required annual sales and the agreement lapsed.  The Company is seeking new business opportunities. We have not earned any revenues to date, and do not anticipate earning revenues until such time as we are able to enter into a business opportunity.

Expenses

Our expenses for the years ended June 30, 2011 and 2010 are outlined in the table below:

	Years Ended
	June 30,
	2011	2010

Professional Fees	$10,720	$4,432
Other Selling General & Administrative	22,434	1,150
Total Expenses	$33,136	5,582

Our expenses for the three months ended June 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended
	June 30,
	2011	2010

Professional Fees	$250	$-
Other Selling General & Administrative	6,581	863
Total Expenses	$6,831	863

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization.

Other Selling General & Administrative

The increase in our Selling General & Administrative Expenses between June 30, 2010 and June 30, 2011 is associated with the development of the Berry Only website and marketing costs.

Liquidity And Capital Resources

Working Capital
	As at	As at	Percentage
	June 30,	June 30,	Increase /
	2011	2010	(Decrease)

Current Assets	$10,695	$44,561	(76%)
Current Liabilities	$-	$-	N/A
Working Capital	$10,695	$44,561	(76%)

Cash Flows
	Year Ended	Year Ended	Percentage
	June 30,	June 30,	Increase /
	2011	2010	(Decrease)
Cash used in Operating Activities	$33,136	$5,582	494%
Cash provided by Investing Activities	$-	$-	N/A
Cash provided by Financing Activities	$-	$49,500	(100%)
Foreign Exchange Effect on Cash	78	$9	767%
Net Increase (Decrease) in Cash	$(38,866)	$44,561	(187%)

We anticipate that we will incur approximately $20,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $33,136 during the year ended June 30, 2011 and $5,582 during the year ended June 30, 2010. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the years ended June 30, 2011 and June 30, 2010.

Cash from Financing Activities

We generated no cash from financing activities during the year ended June 30, 2011 compared to $49,500 generated from financing activities during the year ended June 30, 2010.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2011, our company has accumulated losses of $38,718 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended June 30, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities. David Guest has agreed to provide loans to a minimal amount to carry on our legal, accounting and reporting needs.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Stockholders
Berry Only Inc.
Toronto, Ontario, Canada

I have audited the accompanying balance sheet of Berry Only Inc. as of June 30, 2011 and the related statements of operations, shareholders’ deficit and cash flows for the period then ended, and for the period since inception, June 24, 2009, to June 30, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Berry Only Inc. as of June 30, 2011 and the results of its operations and its cash flows for the period then ended, and the period from inception, June 24, 2009, to June 30, 2011 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As discussed in Note 2 to the financial statements, the Company has no revenue and incurred a loss in each of its initial two years.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
September 3, 2011

BERRY ONLY INC.
(A Development Stage Company)
Balance Sheet
as at June 30,

	2011	2010

ASSETS
Current Assets
Cash and Cash Equivalents	$5,695	$44,561
Account receivable	5,000

TOTAL ASSETS	$10,695	$44,561

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-	$652

Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized;
none outstanding as at June 30, 2010 and 2009.	-	-
Common Stock, $0.001 par value, 75,000,000 shares authorized,
5,950,000 issued and outstanding as at June 30, 2011,
5,950,000 issued and outstanding as at June 30, 2010.	5,950	5,950
Additional paid-in capital	43,550	43,550
Accumulated other income (loss)	(87)	(9)
Deficit	(38,718)	(5,582)

Total Stockholders' Equity	10,695	43,909

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,695	$44,561

The accompanying notes are an integral part of these financial statements.

BERRY ONLY INC.
( A Development Stage Company)
Statement of Operations and Comprehensive Loss

					For the period
					June 24, 2009
	For the 3 months ended		For the year ended		(inception) to
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Selling, General and Administrative Expenses

Professional Fees	250	-	10,702	4,432	15,134
Other Selling General & Administrative	6,581	863	22,434	1,150	23,584

Total Expenses	6,831	863	33,136	5,582	38,718

Operating Loss	(6,831)	(863)	(33,136)	(5,582)	(38,718)

Net Income (Loss)	(6,831)	(863)	(33,136)	(5,582)	(38,718)

Currency translation adjustment	-	-	(78)	(9)	(87)

Comprehensive Loss	$(6,831)	$(863)	$(33,214)	$(5,591)	$(38,805)

Net Income (Loss) per share,
basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
outstanding, basic and diluted	5,950,000	5,783,333	5,950,000	2,489,583

The accompanying notes are an integral part of these financial statements.

BERRY ONLY INC.
(A Development Stage Company)
Statement of Cash Flows

					For the period
					June 24, 2009
	For the 3 months ended		For the year ended		(inception) to
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

Cash Flows From Operating Activities
Net Income (Loss)	(6,831)	(863)	(33,136)	(5,582)	(38,718)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(5,000)		(5,000)		(5,000)
Accounts payable		652	(652)	652	-
Net cash used in operating activities	(11,831)	(211)	(38,788)	(4,930)	(43,718)

Cash Flows From Investing activities
Net cash used in investing activities	-	-	-	-	-

Cash Flows From Financing Activities
Sale of stock for cash	-	37,500	-	49,500	49,500
Net cash provided by Financing
Activities	-	37,500	-	49,500	49,500

Effects of exchange rates on cash	-	-	(78)	(9)	(87)

Net increase/(decrease) in cash		37,289	(38,866)	44,561	5,695

Cash at beginning of period	17,526	7,272	44,561	-	-

Cash at end of period	$5,695	$44,561	$5,695	$44,561	$5,695

Supplemental cash flow information
Interest paid		$-		$-	$-
Income Taxes paid		$-		$-	$-

The accompanying notes are an integral part of these financial statements.

BERRY ONLY INC.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from Incorparation, June 24, 2009, to June 30, 2010

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Income/(Loss)	Deficit	Total

Balances at Incorporation,
June 24, 2009	-	$-	$-	$-	$-	$-

Net income (loss) for the period
ended June 30, 2009				-	-	-

Balances at June 30, 2009	-	$-	$-	$-	$-	$-

Aug. 26, 2009: Common stock
issued for cash at $0.005 per share	2,000,000	2,000	8,000			10,000

Mar.-May, 2010: Common stock
issued for cash at $0.01 per share	2,950,000	2,950	26,550			29,500

Apr. 29, 2010: Common stock
issued for cash at $0.01 per share	1,000,000	1,000	9,000			10,000

Net loss, year ended June 30, 2010				(9)	(5,582)	(5,591)

Balances at June 30, 2010	5,950,000	$5,950	$43,550	$(9)	$(5,582)	$43,909

Net loss, year ended June 30, 2011				(78)	(33,136)	(33,214)

Balances at June 30, 2011	5,950,000	5,950	43,550	(87)	(38,718)	10,695

The accompanying notes are an integral part of these financial statements.

BERRY ONLY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011
(Expressed in US Dollars)

NOTE 1     BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

Berry Only Inc. (“the Company”) was incorporated in the State of Nevada on June 24, 2009.   The Company was incorporated for the purpose of marketing and distributing a sanitizing product for mobile phones and other mobile devices.

Current Business of the Company

On July 8, 2010 the Company signed an exclusive dealership agreement with Wireless Wipes, a New York corporation that manufactures a sanitizing wipe used to clean cell phones and other mobile devices. The agreement granted the Company the exclusive right to purchase, inventory, promote and resell the product within Canada under certain minimum order rules. The agreement required an annual distribution of 10,000 pouches of product.  The Company was unable to generate the required annual sales and the agreement lapsed.  The Company is seeking new business opportunities.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Property & Equipment

Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment at June 30, 2011 and 2010.

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

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established.  The Company has a Net Operating Loss of approximately $39,000 as at June 30, 2011, which can be utilized to offset taxable income for the following 20 years, unless utilized first.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Foreign Currency Translation

In accordance with FASB ASC 830-20 Foreign Currency Transactions, (SFAS No. 52 “Foreign Currency Translation”), the Company has determined that its functional currency is the United States Dollar.  The Company recorded a foreign currency loss of $ 87.00 in the year ended June 30, 2011.  Exchange differences since inception are accumulated as a component of accumulated other comprehensive gain (loss).

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

-
Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of June 30, 2011 were valued according to the following inputs:

		Observable Inputs
	Observable	Other Than	Unobservable
	Inputs	Level 1 Prices	Inputs, significant	Total
	Level 1	Level 2	Level 3

Cash and Cash Equivalents	5,695			5,695
Accounts Receivable	5,000			5,000
Accounts Payable
Shareholders' Loan
	$10,695			$10,695

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at June 30, 2011, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year and period ended June 30, 2011 and 2010:

	2011	2010
Numerator:
Basic and diluted net loss per share:
Net Loss	$(33,214)	$(5,591)
Denominator:
Basic and diluted weighted average
number of shares outstanding	5,950,000	2,489,583

Basic and Diluted Net Loss Per Share:	$(0.01)	$(0.00)

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  There were no sales in the fiscal years ended June 30, 2011 and 2010

Recent Accounting Pronouncements

Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

NOTE 3     UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenue and has incurred an accumulated loss of $38,718 in the fiscal year ended June 30, 2011.

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

NOTE 4     RELATED ENTITIES TRANSACTIONS

David Guest is president, chief financial officer, and sole director of the Board of Directors of the Company.  He is the controlling shareholder of the Company, having 50.42% of the outstanding voting shares.  He purchased Company stock for cash as follows:

August 26, 2009	2,000,000	shares	$10,000
April 29, 2010	1,000,000	shares	10,000

Total	3,000,000	shares	$20,000

NOTE 5     INCOME TAXES

No provision was made for federal income tax for the year ended June 30, 2011 and 2010, since the Company had net operating loss.

Net operating loss carry-forwards may be used to reduce taxable income through the year 2031. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The net operating loss carry-forward for federal and state income tax purposes is approximately $39,000, generating a Federal deferred tax credit of $5,850 as of June 30, 2011. An allowance of $5,850 has been established.

NOTE 6     CAPITAL

During the year and period ended June 30, 2011, the company issued the following common shares:

August 26, 2009:  2,000,000 shares issued for cash at $0.005 per share, realizing $10,000.

Between March and May, 2010:  2,950,000 shares issued for cash at $0.01 per share, realizing $29,500.

April 29, 2010:  1,000,000 shares issued for cash at $0.01 per share, realizing $10,000.

As of June 30, 2011 the Company had authorized 5,000,000 preferred shares of par value $0.001, of which none was issued and outstanding.

As of June 30, 2011 the Company had authorized 75,000,000 shares of common stock of par value $0.001,  of which 5,950,000 shares were issued and outstanding.

NOTE 7     SUBSEQUENT EVENTS

Events subsequent to June 30, 2011 have been evaluated through September 3, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent event to be disclosed.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON    ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2011.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at September 28, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Guest	President, Chief Executive Officer, Chief Financial Officer, and Director	40	June 24, 2009

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

David Guest is our CEO, CFO, President, Secretary, Treasurer and sole director. Mr. Guest received his Bachelor’s Degree of Commerce with a major in urban land economics from the Sauder School of Business at the University of British Columbia in Vancouver, Canada. He is a corporate real estate executive with 15 years of experience providing and sourcing a full range of real property services. Most recently Mr. Guest was responsible for the direction and oversight of all real estate activities and portfolio strategy for General Motors of Canada Limited. General Motors’ Canadian real estate portfolio consists of more than 22 million square feet of industrial and commercial space and 1600 acres of land. While at General Motors, Mr. Guest had the opportunity to provide project management services in several international markets including Sweden, South Africa, Dubai and Brazil. In 2008, Mr. Guest received special recognition for his leadership in selecting and acquiring a site for a new $200,000,000 engine and automotive components plant in Joinville, Brazil. Prior to joining General Motors, Mr. Guest held a progression of real estate roles at the Canadian National Railway Company managing diverse portfolios in Western Canada.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the director and officer described above.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

The Company’s audit committee is composed of its sole director and officer, David Guest.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

ITEM 11.      EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

●	our principal executive officer;

●	our most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2011; and

●
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended June 30, 2011, 2010 and 2009, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
David Guest(1) President, Chief Executive Officer and Chief Financial Officer	2011 2010 2009	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	David Guest has been our president, chief executive officer and chief financial officer since Inception.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2011, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended June 30, 2011 and Year End Option Values

There were no stock options exercised during the year ended June 30, 2011.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended June 30, 2011.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Mr. Guest. Generally, Mr. Guest provides his services on a part-time basis without compensation. Mr. Guest has agreed not to charge any management fee during the current period in which we are seeking new business opportunities.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of September 28, 2011, there were 5,950,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class(2)
Common Stock	David Guest. 722B Kingston Rd. Toronto, Ontario M4E 1R7	3,000,000	50.42%

Common Stock	Directors and Officers as a group	3,000,000	50.42%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 5,950,000 shares of common stock issued and outstanding as of September 28, 2011.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended June 30, 2011, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended June 30, 2011 and June 30, 2010 for professional services rendered by John Kinross-Kennedy, CPA, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2011	Year Ended June 30, 2010
Audit Fees and Audit Related Fees	$1,800		$1,000
Tax Fees	-	$
All Other Fees	-		-
Total	$1,800		$1,000

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by John Kinross-Kennedy, CPA. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining John Kinross-Kennedy, CPA.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement, filed on August 17, 2010)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement, filed on August 17, 2010)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERRY ONLY INC.

By	/s/ David Guest
David Guest
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	September 28, 2011