Form 10-Q
period 2011-09-30
Berry Only Inc.
filed 2011-11-10
CIK 1498382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,944,000 shares of common stock as of November 10, 2011.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Berry Only Inc. (the “Company”) for the three month period ended September 30, 2011 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at September 30, 2011 and June 30, 2011.

(b)
Consolidated Statement of Operations and Comprehensive Loss for (i) the three months ended September 30, 2011 and 2010, and (ii) the cumulative period from inception (June 24, 2009) to September 30, 2011.

(c)	Consolidated Statements of Cash Flows for (i) the three months ended September 30, 2011 and 2010, and (ii) the cumulative period from inception (June 24, 2009) to September 30, 2011.

(d)	Notes to Financial Statements.

BERRY ONLY INC.
(A Development Stage Company)
Balance Sheet
as at September 30, 2011 (unaudited) and June 30, 2011

	September 30,	June 30,
	2011	2011
	(Unaudited)

ASSETS

Current Assets
Cash and Cash Equivalents	$6,837	$5,695
Account receivable	-	5,000

TOTAL ASSETS	$6,837	$10,695

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-	$-

Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized;
none outstanding as at June 30, 2010 and 2009.		-
Common Stock, $0.001 par value, 75,000,000 shares authorized,
5,950,000 issued and outstanding as at September 30, 2011,
5,950,000 issued and outstanding as at June 30, 2010.	5,950	5,950
Additional paid-in capital	43,550	43,550
Accumulated other income (loss)	(87)	(87)
Deficit	(42,576)	(38,718)

Total Stockholders' Equity	6,837	10,695

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,837	$10,695

See accompanying notes to interim financial statements.

BERRY ONLY INC.
(A Development Stage Company)
Statement of Operations and Comprehensive Loss
(Unaudited)

			For the period
			June 24, 2009
	For the 3 months ended		(inception) to
	September 30,		September 30,
	2011	2010	2011

Revenues	$-	$-	$-

Selling, General and Administrative Expenses

Marketing		1,500
Professional Fees	2,000	6,410	17,134
Consulting	1,162	-	1,162
Other Selling General & Administrative	696	-	24,280

Total Expenses	3,858	7,910	42,576

Operating Loss	(3,858)	(7,910)	(42,576)

Net Income (Loss)	(3,858)	(7,910)	(42,576)

Currency translation adjustment	-	(1)	(87)

Comprehensive Loss	$(3,858)	$(7,911)	$(42,663)

Net Income (Loss) per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	5,950,000	5,950,000

See accompanying notes to interim financial statements.

BERRY ONLY INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			For the period
			June 24, 2009
	For the 3 months ended		(inception) to
	September 30,		June 30,
	2011	2010	2011

Cash Flows From Operating Activities
Net Income (Loss)	(3,858)	(7,910)	(42,576)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	5,000
Accounts payable		(653)
Net cash used in operating activities	1,142	(8,563)	(42,576)

Cash Flows From Investing activities
Net cash used in investing activities	-	-	-

Cash Flows From Financing Activities
Sale of stock for cash			49,500
Net cash provided by Financing Activities	-	-	49,500

Effects of exchange rates on cash	-	-	(87)

Net increase/(decrease) in cash		(8,563)	6,837

Cash at beginning of period	5,695	44,561	-

Cash at end of period	$6,837	$35,998	$6,837

Supplemental cash flow information
Interest paid	$-	$-	$-
Income Taxes paid	$-	$-	$-

See accompanying notes to interim financial statements.

BERRY ONLY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011
(Expressed in US Dollars)
(Unaudited)

NOTE 1     BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the three months ended September 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end June 30, 2010 10 K report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended September 30, 2011 are not necessarily indicative of results for the entire year ending June 30, 2012.

Berry Only Inc. (“the Company”) was incorporated in the State of Nevada on June 24, 2009.   The Company was incorporated for the purpose of marketing and distributing a sanitizing product for mobile phones and other mobile devices.  The Company chose June 30 as its fiscal year end. The Company was first capitalized in August, 2009.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Property & Equipment

Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment at September 30, 2011.

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

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

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

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of September 30, 2010 were valued according to the following inputs:

		Observable Inputs
	Observable	Other Than	Unobservable
	Inputs	Level 1 Prices	Inputs, significant	Total
	Level 1	Level 2	Level 3

Cash and Cash Equivalents	6,834			6,834
Accounts Receivable
Accounts Payable
Shareholders' Loan
	6,834			6,834

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at September 30, 2011, there were no potentially dilutive securities

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended September 30, 2011 and 2010:

	2011	2010
Basic and diluted net loss per share:
Numerator:
Comprehensive Loss	$(3,858)	$(7,911)
Denominator:
Basic and diluted weighted average
number of shares outstanding	5,950,000	5,950,000

Basic and Diluted Net Loss Per Share:	$(0.00)	$(0.00)

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  There were no sales in the three months ended September 30, 2011.

Development-Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented.   Such companies report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as June 24, 2009. Since inception, the Company has incurred an operating loss of $(42,663). The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January June 24, 2009, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

NOTE 4     UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenue and has incurred a loss of $(42,663) since inception June 24, 2009.

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

NOTE 5     CAPITAL

There was no stock issued in the three months ended September 30, 2011.

As of September 30, 2011 the Company had authorized 5,000,000 preferred shares of par value $0.001, of which none was issued and outstanding.

As of September 30, 2011 the Company had authorized 75,000,000 shares of common stock of par value $0.001,  of which 5,950,000 shares were issued and outstanding.

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

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

Our operating results for the three months ended September 30, 2011 and 2010 are summarized as follows:

	Three Months Ended
	September 30,
	2011	2010

Revenue	$-	$-
Operating Expenses	3,858	7,910
Net Loss	$3,858	$7,910

Revenues

We have not earned any revenues to date. We are currently seeking business opportunities with established business entities for the merger of a target business with our company. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended September 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended
	September 30,
	2011		2010
	$		$
Marketing		-		1,500
Professional Fees		2,000		6,410
Consulting		1,162		-
Other Selling General & Administrative		696		-
Total Expenses		$3,858		$7,910

Marketing

The decrease in our marketing expenses is due to the fact that the Company no longer has a distribution agreement with Wireless Wipes.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The decrease in our professional fees is associated with less business activity.

We incurred operating losses in the amount of $42,576 from inception on June 24, 2009 through the period ended September 30, 2011.  These operating expenses were composed of marketing expenses, professional fees, consulting, and other selling and general and administrative expenses.

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

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1(a).   Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K filed September 28, 2011.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended September 30, 2011.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending September 30, 2011.

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

Date: November 10, 2011