Form 10-Q
period 2011-12-31
Berry Only Inc.
filed 2012-02-07
CIK 1498382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Exchange
    Act Of 1934

                For the quarterly period ended December 31, 2011

[ ] Transition Report Under Section 13 or 15(D) of The Securities Exchange
    Act Of 1934

        For the transition period from _______________ to _______________

                        Commission File Number 333-168897


                                 BERRY ONLY INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                                99-0360497
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                      36 Mclean Street, Red Bank, NJ 07701
          (Address of principal executive offices, including zip code)

                                  732-865-4252
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,944,000 shares of common stock as of February 6, 2012.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following consolidated interim unaudited financial statements of Berry Only Inc. (the "Company") for the three month period ended December 31, 2011 are included with this Quarterly Report on Form 10-Q:

     (a)  Consolidated Balance Sheets as at December 31, 2011 and June 30, 2011.

     (b) Consolidated Statement of Operations and Comprehensive Loss for (i) the three months ended December 31, 2011 and 2010, and (ii) the cumulative period from inception (June 24, 2009) to December 31, 2011.

     (c) Consolidated Statements of Cash Flows for (i) the three months ended December 31, 2011 and 2010, and (ii) the cumulative period from inception (June 24, 2009) to December 31, 2011.

     (d)  Notes to Financial Statements.

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                                  Balance Sheet
              As at December 31, 2010 (unaudited) and June 30, 2011
--------------------------------------------------------------------------------

                                                                         December 31,         June 30,
                                                                             2011               2011
                                                                           --------           --------
                                                                          (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                                $    805           $  5,695
  Accounts Receivable                                                            --              5,000
                                                                           --------           --------

      TOTAL ASSETS                                                         $    805           $ 10,695
                                                                           ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                         $  2,500           $     --
  Loan Payable                                                                2,384                 --
                                                                           --------           --------
                                                                              4,884                 --
                                                                           --------           --------

STOCKHOLDERS' EQUITY
  Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none outstanding as at September 30 and June 30, 2010
  Common Stock, $0.001 par value, 75,000,000 shares authorized,
   3,944,000 issued and outstanding as at December 31, 2011,
   5,950,000 issued and outstanding as at June 30, 2011                       3,944              5,950
  Additional paid-in capital                                                 45,556             43,550
  Accumulated other income (loss)                                               (87)               (87)
  Deficit                                                                   (53,492)           (38,718)
                                                                           --------           --------

      TOTAL STOCKHOLDERS' EQUITY                                             (4,079)            10,695
                                                                           --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    805           $ 10,695
                                                                           ========           ========


             See accompanying notes to interim financial statements.

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                 Statement of Operations and Comprehensive Loss
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           For the period
                                               For the 3 months ended         For the 6 months ended        June 24, 2009
                                                      December 31,                   December 31,          (inception) to
                                              --------------------------     --------------------------      December 31,
                                                 2011            2010           2011            2010            2011
                                              ----------      ----------     ----------      ----------      ----------
REVENUES                                      $       --      $       --     $       --      $       --      $       --
                                              ----------      ----------     ----------      ----------      ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Professional Fees                                3,050          13,493          5,050          19,903          20,184
  Consulting                                       3,676              --          4,838              --           4,838
  Other Selling General & Administrative           4,190           1,075          4,886           2,575          28,470
                                              ----------      ----------     ----------      ----------      ----------
      Total Expenses                              10,916          14,568         14,774          22,478          53,492
                                              ----------      ----------     ----------      ----------      ----------

Operating Loss                                   (10,916)        (14,568)       (14,774)        (22,478)        (53,492)
                                              ----------      ----------     ----------      ----------      ----------

NET INCOME (LOSS)                                (10,916)        (14,568)       (14,774)        (22,478)        (53,492)

Currency translation adjustment                       --             (15)            --             (15)            (87)
                                              ----------      ----------     ----------      ----------      ----------

OMPREHENSIVE LOSS                             $  (10,916)     $  (14,583)    $  (14,774)     $  (22,493)     $  (53,579)
                                              ==========      ==========     ==========      ==========      ==========

NET INCOME (LOSS) PER SHARE,
 BASIC AND DILUTED                            $    (0.00)     $    (0.01)    $    (0.00)     $    (0.02)
                                              ==========      ==========     ==========      ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING, BASIC AND DILUTED                4,467,304       2,000,000      5,208,652       1,380,434
                                              ----------      ----------     ----------      ----------


             See accompanying notes to interim financial statements.

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                     For the period
                                                        For the 6 months ended        June 24, 2009
                                                               December 31,          (inception) to
                                                       -------------------------       December 31,
                                                          2011            2010            2011
                                                        --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                     $(14,774)       $(22,478)       $(53,492)
  Adjustments to reconcile net loss to net
   cash used by operating activities:

  Changes in operating assets and liabilities
    Accounts receivable                                    5,000              --              --
    Accounts payable                                       2,500            (652)          2,500
                                                        --------        --------        --------
          Net cash used in operating activities           (7,274)        (23,130)        (50,992)
                                                        --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Subscriptions Received                                      --              --              --
                                                        --------        --------        --------
          Net cash provided by investing activities           --              --              --
                                                        --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                             2,384              --           2,384
  Sale of stock for cash                                      --              --          49,500
                                                        --------        --------        --------
          Net cash provided by Financing Activities        2,384              --          51,884
                                                        --------        --------        --------

EFFECTS OF EXCHANGE RATES ON CASH                             --             (15)            (87)
                                                        --------        --------        --------

NET DECREASE IN CASH                                      (4,890)        (23,145)            805

Cash at beginning of period                                5,695          44,561              --
                                                        --------        --------        --------

CASH AT END OF PERIOD                                   $    805        $ 21,416        $    805
                                                        ========        ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                         $     --        $     --        $     --
                                                        --------        --------        --------
  Income Taxes paid                                     $     --        $     --        $     --
                                                        --------        --------        --------


             See accompanying notes to interim financial statements.

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2011
                            (Expressed in US Dollars)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the six months ended December 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's fiscal year end June 30, 2011 10 K report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended December 31, 2011 are not necessarily indicative of results for the entire year ending June 30, 2012.

Berry Only Inc. ("the Company") was incorporated in the State of Nevada on June 24, 2009. The Company was incorporated for the purpose of marketing and distributing a sanitizing product for mobile phones and other mobile devices. The Company chose June 30 as its fiscal year end. The Company was first capitalized in August, 2009.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

PROPERTY & EQUIPMENT

Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment at December 31, 2011.

LONG-LIVED ASSETS

The Company accounts for long-lived assets under the FASB (Financial Accounting Standards Board) ASC (Accounting Standard Codification) 340-10 OTHER ASSETS AND DEFERRED COSTS, (SFAS 142 and 144: "ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS" and "ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS") . In accordance with ASC 340-10, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset will not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

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

INCOME TAXES

The Company utilizes FASB ACS 740, "INCOME TAXES," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company generated a deferred tax credit through net operating loss carry-forward. However, a valuation allowance of 100% has been established. Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

FOREIGN CURRENCY TRANSLATION

In accordance with FASB ASC 830-20 FOREIGN CURRENCY TRANSACTIONS, (SFAS No. 52 "FOREIGN CURRENCY TRANSLATION"), the Company has determined that its functional currency is the United States Dollar. Exchange differences since inception are accumulated as a component of accumulated other comprehensive gain (loss).

COMPREHENSIVE INCOME (LOSS)

Comprehensive income or loss encompasses net income or loss and "other comprehensive income or loss", which includes all other non-owner transactions and events that change shareholders' equity/deficiency. The Company's other comprehensive gain reflects the effect of foreign currency translation adjustments on the translation of the financial statements from the functional currency of Canadian dollars into the reporting currency of U.S. dollars.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), "FAIR VALUE MEASUREMENTS AND DISCLOSURES" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

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

The Company had no financial instruments as December 31, 2011.

BASIC AND DILUTED EARNINGS PER SHARE

Net loss per share is calculated in accordance with FASB ASC 260, EARNINGS PER SHARE, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at December 31, 2011, there were no potentially dilutive securities The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended December 31, 2011 and 2010:

                                                   2011                 2010
                                                ----------           ----------
Basic and diluted net loss per share:
  Numerator:
    Comprehensive Loss                          $  (14,774)          $  (22,478)
  Denominator:
    Basic and diluted weighted average
     number of shares outstanding                5,208,652            5,950,000
Basic and Diluted Net Loss Per Share:           $    (0.00)          $    (0.00)

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. There were no sales in the six months ended December 31, 2011.

DEVELOPMENT-STAGE COMPANY

The Company is considered a development-stage company, with no operating revenues during the periods presented. Such companies report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as June 24, 2009. Since inception, the Company has incurred an operating loss of $(53,492). The Company's working capital has been generated through the sales of common stock. Management has provided financial data since January June 24, 2009, "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

NOTE 3. DEALERSHIP CONTRACT

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

NOTE 4. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenue and has incurred a loss of $(53,492) since inception June 24, 2009.

Management has taken the following step to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company pursued funding through sale of stock.. Management believes that the above action will allow the Company to continue operations through the next fiscal year. However management cannot provide any assurances that the Company will be successful.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. If the Company is unable to make it profitable, the Company could be forced to discontinue operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5. CHANGE IN MANAGEMENT

On November 30, 2011, David Guest resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Company. The Board appointed Lisa Guise in his place. On December 16, 2011, Lisa Guise purchased 3,000,000 shares of the Company's common stock from David Guest.

NOTE 6. CAPITAL

On October 24, 2011, 33 stockholders returned 2,006,000 shares of common stock to Treasury.

There was no stock issued in the six months ended December 31, 2011.

As of December 31, 2011 the Company had authorized 5,000,000 preferred shares of par value $0.001, of which none was issued and outstanding.

As of December 31, 2011 the Company had authorized 75,000,000 shares of common stock of par value $0.001, of which 3,944,000 shares were issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On November 30, 2011, David Guest voluntarily tendered his resignation as President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Company. By resolution of the Board of Directors, dated November 30, 2011, pursuant to the bylaws of the Company, Lisa Guise was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, and a Director of the Company, effective on November 30, 2011.

Ms. Guise graduated Syracuse University. Ms. Guise received her Bachelor's of science degree in speech communications in 1991. Over the past few years Ms. Guise has been an independent business consultant. Her experience includes working with management of privately-held companies to maximize productivity as well as general corporate matters. Ms. Guise has experience in various industries including fitness and transportation.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements included herein. Our operating results for the three months ended December 31, 2011 and 2010 are summarized as follows:

                                                    Three Months Ended
                                                        December 31,
                                             --------------------------------
                                               2011                    2010
                                             --------                --------

Revenue                                      $     --                $     --
Operating Expenses                             10,916                  14,568
Net Loss                                     $ 10,916                $ 14,583

REVENUES

We have not earned any revenues to date. We are currently seeking business opportunities with established business entities for the merger of a target business with our company. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

EXPENSES

Our expenses for the three months ended December 31, 2011 and 2010 are outlined in the table below:

                                                    Three Months Ended
                                                        December 31,
                                             --------------------------------
                                               2011                    2010
                                             --------                --------

Marketing                                    $     --                $     --
Professional Fees                               3,050                  13,493
Consulting                                      3,676                      --
Other Selling General & Administrative          4,190                   1,075
TOTAL EXPENSES                               $ 10,916                $ 14,568


PROFESSIONAL FEES

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The decrease in our professional fees is associated with less business activity.

We incurred operating losses in the amount of $53,492 from inception on June 24, 2009 through the period ended December 31, 2011. These operating expenses were composed of marketing expenses, professional fees, consulting, and other selling and general and administrative expenses.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

FINANCINGS AND SHARE ISSUANCE

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities

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

On December 16, 2011 David Guest entered into an Agreement for the Purchase of Common Stock with Lisa Guise, pursuant to which David Guest sold an aggregate of 3,000,000 shares of the Company's common stock to Lisa Guise. The purchase price was $20,000. Lisa Guise acquired approximately 76% of the total outstanding number of shares of common stock of the Company and the 3,000,000 shares represent Lisa Guise's entire beneficial holdings in the Company.

We completed an offering of 2,950,000 shares of our common stock at a price of $0.01 per share to a total of thirty three (33) purchasers on June 30, 2010. The total amount we received from this offering was $29,500. We completed this offering pursuant Rule 903(a) and conditions set forth in Category 3 (Rule 903(b)(3)) of Regulation S of the Securities Act of 1933.

On October 24, 2011, 33 shareholders surrendered 2,006,000 shares to the Company for cancellation. The cancellation of the shares results in the Company having a total of 3,944,000 shares issued and outstanding at December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, the Company's President, and principal financial officer (the "Certifying Officer"), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the

Company's disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no changes in internal controls over financial reporting during the Company's last fiscal quarter, and no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 4(T). CONTROLS AND PROCEDURES

The information required pursuant to item 4(t) has been provided in Item 4.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1(A) RISK FACTORS

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K filed September 28, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended December 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our security holders for a vote during the quarter ending December 31, 2011.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                          Description of Exhibit
------                          ----------------------

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERRY ONLY INC.


By: /s/ Lisa Guise
   --------------------------------
   Lisa Guise, President,
   Chief Executive Officer and
   Chief Financial Officer Director

Date: February 6, 2012