Form 10-Q
period 2012-03-31
Berry Only Inc.
filed 2012-05-21
CIK 1498382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange
    Act Of 1934

                  For the quarterly period ended March 31, 2012

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange
    Act Of 1934

             For the transition period from __________ to __________

                        Commission File Number 333-168897


                                 BERRY ONLY INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                               99-0360497
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,944,000 shares of common stock as of May 21, 2012.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following consolidated interim unaudited financial statements of Berry Only Inc. (the "Company") for the three month period ended March 31, 2012 are included with this Quarterly Report on Form 10-Q:

(a)  Consolidated Balance Sheets as at March 31, 2012 and June 30, 2011.

(b) Consolidated Statement of Operations and Comprehensive Loss for (i) the three months ended March 31, 2012 and 2011, and (ii) the cumulative period from inception (June 24, 2009) to March 31, 2012.

(c) Consolidated Statements of Cash Flows for (i) the three months ended March 31, 2012 and 2011, and (ii) the cumulative period from inception (June 24, 2009) to March 31, 2012.

(d)  Notes to Financial Statements.

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                                  Balance Sheet
               As at March 31, 2012 (unaudited) and June 30, 2011
--------------------------------------------------------------------------------

                                                                    March 31,          June 30,
                                                                      2012               2011
                                                                    --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                        $  2,776           $  5,695
  Account Receivable                                                     --              5,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $  2,776           $ 10,695
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  2,500           $     --
  Due to Officer                                                      7,484                 --
                                                                   --------           --------
                                                                      9,984                 --

STOCKHOLDERS' EQUITY
  Preferred Stock, $0.001 par value, 5,000,000 shares
   authorized; none outstanding as at September 30 and
   June 30, 2010
  Common Stock, $0.001 par value, 75,000,000 shares
   authorized, 5,950,000 issued and outstanding as at
   March 31, 2012 5,950,000 issued and outstanding as
   at June 30, 2011                                                   5,950              5,950
  Additional paid-in capital                                         43,550             43,550
  Accumulated other income (loss)                                       (87)               (87)
  Deficit                                                           (56,621)           (38,718)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                     (7,208)            10,695
                                                                   --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  2,776           $ 10,695
                                                                   ========           ========


    The accompanying notes are an integral part of these financial statements

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                 Statement of Operations and Comprehensive Loss
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          For the period
                                                 For the 3 months ended        For the 9 months ended      June 24, 2009
                                                       March 31,                      March 31,           (inception) to
                                               --------------------------     -------------------------      March 31,
                                                  2012            2011           2012           2011           2012
                                               ----------      ----------     ----------     ----------     ----------
REVENUES                                       $       --      $       --     $       --     $       --     $       --
                                               ----------      ----------     ----------     ----------     ----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Professional Fees                                   905             550          5,955         10,452         21,089
  Consulting Fee                                      785              --          5,623             --          5,623
  Other Selling General & Administrative            1,439           3,277          6,325         15,853         29,909
                                               ----------      ----------     ----------     ----------     ----------
TOTAL EXPENSES                                      3,129           3,827         17,903         26,305         56,621
                                               ----------      ----------     ----------     ----------     ----------

Operating Loss                                     (3,129)         (3,827)       (17,903)       (26,305)       (56,621)
                                               ----------      ----------     ----------     ----------     ----------
NET INCOME (LOSS)                                  (3,129)         (3,827)       (17,903)       (26,305)       (56,621)
Currency translation adjustment                        --             (63)            --            (78)           (87)
                                               ----------      ----------     ----------     ----------     ----------

COMPREHENSIVE LOSS                             $   (3,129)     $   (3,890)    $  (17,903)    $  (26,383)    $  (56,708)
                                               ==========      ==========     ==========     ==========     ==========
NET INCOME (LOSS) PER SHARE,
 BASIC AND DILUTED                             $    (0.00)     $    (0.00)    $    (0.00)    $    (0.00)
                                               ==========      ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING, BASIC AND DILUTED                 5,950,000       5,950,000      5,950,000      5,950,000
                                               ==========      ==========     ==========     ==========


    The accompanying notes are an integral part of these financial statements

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 For the period
                                                                For the 9 months ended            June 24, 2009
                                                                        March 31,                (inception) to
                                                              ---------------------------           March 31,
                                                                2012               2011               2012
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                           $(17,903)          $(26,305)          $(56,621)
  Adjustments to reconcile net loss to
   net cash used by operating activities:                                              --                 --
  Changes in operating assets and liabilities
    Accounts Receivable                                          5,000                                    --
    Accounts payable                                             2,500               (652)             2,500
                                                              --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES               (10,403)           (26,957)           (54,121)
                                                              --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Subscriptions Received                                            --                 --                 --
                                                              --------           --------           --------
           NET CASH PROVIDED BY INVESTING ACTIVITIES                --                 --                 --
                                                              --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Due to officer                                                 7,484                 --              7,484
  Sale of stock for cash                                            --                 --             49,500
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES             7,484                 --             56,984
                                                              --------           --------           --------

EFFECTS OF EXCHANGE RATES ON CASH                                   --                (78)               (87)
                                                              --------           --------           --------
NET INCREASE IN CASH                                            (2,919)           (27,035)             2,776
Cash at beginning of period                                      5,695             44,561                 --
                                                              --------           --------           --------

CASH AT END OF PERIOD                                         $  2,776           $ 17,526           $  2,776
                                                              ========           ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                               $     --           $     --           $     --
                                                              ========           ========           ========
  Income Taxes paid                                           $     --           $     --           $     --
                                                              ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2012
                            (Expressed in US Dollars)
--------------------------------------------------------------------------------

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the nine months ended March 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its
operations  for  the  periods   presented  in  accordance  with  the  accounting
principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's fiscal year end June 30, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended March 31, 2012 are not necessarily indicative of results for the entire year ending June 30, 2012.

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

PROPERTY & EQUIPMENT

Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment at March 31, 2012.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), "FAIR VALUE MEASUREMENTS AND DISCLOSURES" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

     * Level 1: Quoted prices in active markets for identical assets or liabilities

     * Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

     * Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company's financial instruments as of March 31, 2012 were valued according to the following inputs:

                                       Observable Inputs
                                          Other Than      Unobservable
                          Observable        Level 1         Inputs,
                            Inputs          Prices        significant     Total
                           --------        --------       -----------   --------
                            Level 1         Level 2         Level 3

Cash and Cash Equivalents     2,776                                        2,776

Shareholders' Loan                            7,484                        7,484
                           --------        --------                     --------

                              2,776           7,484                       10,260
                           ========        ========                     ========

BASIC AND DILUTED EARNINGS PER SHARE

Net loss per share is calculated in accordance with FASB ASC 260, EARNINGS PER SHARE, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at March 31, 2012, there were no potentially dilutive securities The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended March 31, 2012 and 2011:

                                                   2012                 2011
                                                ----------           ----------
Basic and diluted net loss per share:
  Numerator:
    Comprehensive Loss                          $  (17,903)          $  (26,383)
  Denominator:
    Basic and diluted weighted average
     number of shares outstanding                5,950,000            5,950,000
Basic and Diluted Net Loss Per Share:           $    (0.00)          $    (0.00)

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. There were no sales in the nine months ended March 31, 2012.

DEVELOPMENT-STAGE COMPANY

The Company is considered a development-stage company, with no operating revenues during the periods presented. Such companies report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as June 24, 2009. Since inception, the Company has incurred an operating loss of $56,708. The Company's working capital has been generated through the sales of common stock. Management has provided financial data since January June 24, 2009, "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

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

NOTE 4 UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenue and has incurred a loss of $56,708 since inception June 24, 2009.

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

NOTE 5 INCOME TAXES

No provision was made for federal income tax for the nine months ended March 31, 2010, since the Company had an operating loss.

Net operating loss carry forwards may be used to reduce taxable income through the year 2030. The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The net operating loss carry forward for federal and state income tax purposes is approximately $56,708 generating a Federal deferred tax credit of $13,610 as of March 31, 2012. A 100% allowance of $13,610 has been established.

NOTE 6 CAPITAL

There was no stock issued in the nine months ended March 31, 2012.

As of March 31, 2012 the Company had authorized 5,000,000 preferred shares of par value $0.001, of which none was issued and outstanding.

As of March 31,  2012 the  Company had  authorized  75,000,000  shares of common
stock  of  par  value  $0.001,   of  which  5,950,000  shares  were  issued  and
outstanding.

NOTE 7 SUBSEQUENT EVENTS

Events subsequent to March 31, 2012 have been evaluated through May 17, 2012, the date these statements were available to be issued, to determine whether they should be disclosed. Management found no subsequent events to be disclosed.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements included herein. Our operating results for the three months ended March 31, 2012 and 2011 are summarized as follows:

                                                         Three Months Ended
                                                               March 31,
                                                    ----------------------------
                                                     2012                  2011
                                                    ------                ------

Revenue                                             $    0                $    0
Operating Expenses                                   3,129                 3,827
                                                    ------                ------
Net Loss                                            $3,129                $3,890
                                                    ======                ======

REVENUES

We have not earned any revenues to date. We are currently seeking business opportunities with established business entities for the merger of a target business with our company. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

EXPENSES

Our expenses for the three months ended March 31, 2012 and 2011 are outlined in the table below:

                                                         Three Months Ended
                                                               March 31,
                                                    ----------------------------
                                                     2012                  2011
                                                    ------                ------

Professional Fees                                   $  905                $  550
Consulting                                             785                     0
Other Selling General & Administrative               1,439                 3,277
                                                    ------                ------
TOTAL EXPENSES                                      $3,129                $3,827
                                                    ======                ======

PROFESSIONAL FEES

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The decrease in our professional fees is associated with less business activity.

We incurred operating losses in the amount of $56,708 from inception on June 24, 2009 through the period ended March 31, 2012. These operating expenses were composed of marketing expenses, professional fees, consulting, and other selling and general and administrative expenses.

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

On October 24, 2011, 33 shareholders surrendered 2,006,000 shares to the Company for cancellation. The cancellation of the shares results in the Company having a total of 5,950,000 shares issued and outstanding at March 31, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                       Description of Exhibit
------                       ----------------------

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101  Interactive data files pursuant to Rule 405 of Regulation S-T

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

Date: May 21, 2012