Form 10-Q/A
period 2012-03-31
Berry Only Inc.
filed 2012-06-05
CIK 1498382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,944,000 shares of common stock as of June 5, 2012.

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

(d)  Notes to Financial Statements.

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                                  Balance Sheet
               as at March 31, 2012 (unaudited) and June 30, 2011
--------------------------------------------------------------------------------

                                                                           March 31,          June 30,
                                                                             2012               2011
                                                                           --------           --------
                                                                          (Unaudited)
                                                                        (Revised-Note 7)
                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                                $  2,776           $  5,695
  Account Receivable                                                             --              5,000
                                                                           --------           --------

      TOTAL ASSETS                                                         $  2,776           $ 10,695
                                                                           ========           ========


                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                            2,500
  Due to Officer                                                              7,484                 --
                                                                           --------           --------
                                                                           $  9,984           $     --

STOCKHOLDERS' EQUITY
  Preferred Stock, $0.001 par value, 5,000,000 shares authorized;
   none outstanding as at September 30 and June 30, 2010
  Common Stock, $0.001 par value, 75,000,000 shares authorized,
   3,944,000 issued and outstanding as at March 31, 2012
   5,950,000 issued and outstanding as at June 30, 2011                       3,944              5,950
  Additional paid-in capital                                                 45,556             43,550
  Accumulated other income (loss)                                               (87)               (87)
  Deficit                                                                   (56,621)           (38,718)
                                                                           --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                             (7,208)            10,695
                                                                           --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  2,776           $ 10,695
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

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                 Statement of Operations and Comprehensive Loss
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                               For the period
                                                  For the 3 months ended           For the 9 months ended       June 24, 2009
                                                          March 31,                       March 31,            (inception) to
                                               -----------------------------    ----------------------------      March 31,
                                                   2012             2011            2012            2011            2012
                                               ------------     ------------    ------------    ------------    ------------
REVENUES                                       $         --     $         --    $         --    $         --    $         --
                                               ------------     ------------    ------------    ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Professional Fees                                     905              550           5,955          10,452          21,089
  Consulting Fee                                        785               --           5,623              --           5,623
  Other Selling General & Administrative              1,439            3,277           6,325          15,853          29,909
                                               ------------     ------------    ------------    ------------    ------------
TOTAL EXPENSES                                        3,129            3,827          17,903          26,305          56,621
                                               ------------     ------------    ------------    ------------    ------------
Operating Loss                                       (3,129)          (3,827)        (17,903)        (26,305)        (56,621)
                                               ------------     ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                    (3,129)          (3,827)        (17,903)        (26,305)        (56,621)

Currency translation adjustment                          --              (63)             --             (78)            (87)
                                               ------------     ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                             $     (3,129)    $     (3,890)   $    (17,903)   $    (26,383)   $    (56,708)
                                               ============     ============    ============    ============    ============
NET INCOME (LOSS) PER SHARE,
 BASIC AND DILUTED                             $      (0.00)    $      (0.00)   $      (0.00)   $      (0.00)
                                               ============     ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING, BASIC AND DILUTED                   3,944,000        5,950,000       3,944,000       5,950,000
                                               ------------     ------------    ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 For the period
                                                                For the 9 months ended            June 24, 2009
                                                                       March 31,                 (inception) to
                                                              ---------------------------           March 31,
                                                                2012               2011               2012
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                           $(17,903)          $(26,305)          $(56,621)
  Adjustments to reconcile net loss to
   net cash used by operating activities:                           --                 --                 --
  Changes in operating assets and liabilities
    Accounts Receivable                                          5,000                 --                 --
    Accounts payable                                             2,500               (652)             2,500
                                                              --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES               (10,403)           (26,957)           (54,121)
                                                              --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Subscriptions Received                                            --                 --                 --
                                                              --------           --------           --------
           NET CASH PROVIDED BY INVESTING ACTIVITIES                --                 --                 --
                                                              --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Due to officer                                                 7,484                 --              7,484
  Sale of stock for cash                                            --                 --             49,500
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES             7,484                 --             56,984
                                                              --------           --------           --------
EFFECTS OF EXCHANGE RATES ON CASH                                   --                (78)               (87)
                                                              --------           --------           --------
NET INCREASE IN CASH                                            (2,919)           (27,035)             2,776
Cash at beginning of period                                      5,695             44,561                 --
                                                              --------           --------           --------

CASH AT END OF PERIOD                                         $  2,776           $ 17,526           $  2,776
                                                              ========           ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                               $     --           $     --           $     --
                                                              --------           --------           --------
  Income Taxes paid                                           $     --           $     --           $     --
                                                              --------           --------           --------


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

                                                   2012                 2011
                                                ----------           ----------
Basic and diluted net loss per share:
  Numerator:
    Comprehensive Loss                          $  (17,903)          $  (26,383)
  Denominator:
    Basic and diluted weighted average
     number of shares outstanding                3,944,000            5,950,000
Basic and Diluted Net Loss Per Share:           $    (0.00)          $    (0.00)

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

NOTE 6 CAPITAL

On October 24, 2011, 33 stockholders surrendered 2,006,000 shares of common stock to Treasury. The share were cancelled.

There was no stock issued in the nine months ended March 31, 2012.

As of March 31, 2012 the Company had authorized 5,000,000 preferred shares of par value $0.001, of which none was issued and outstanding.

As of March 31,  2012 the  Company had  authorized  75,000,000  shares of common
stock  of  par  value  $0.001,   of  which  3,944,000  shares  were  issued  and
outstanding.

NOTE 7 REVISION OF BALANCE SHEET

The balance  sheet has been  revised to reflect the  cancellation  of  2,006,000 shares on October 24, 2011. There was no effect on net income or stockholders' equity.

NOTE 8 SUBSEQUENT EVENTS

Events subsequent to March 31, 2012 have been evaluated through May 24, 2012, the date these statements were available to be issued, to determine whether they should be disclosed. Management found no subsequent events to be disclosed.

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

On October 24, 2011, 33 shareholders surrendered 2,006,000 shares to the Company for cancellation. The cancellation of the shares results in the Company having a total of 3,944,000 shares issued and outstanding at March 31, 2012.

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

Date: June 5, 2012