Form 10-K
period 2012-06-30
Berry Only Inc.
filed 2012-10-15
CIK 1498382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended June 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number 333-168897


                                 BERRY ONLY INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                               99-0360497
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     36 McLean Street Red Bank, NJ                                 07701
(Address of principal executive offices)                         (Zip Code)

                                  732-865-4252
              (Registrant's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                               N/A

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: $29,500 based on a price of $0.01 per share, being the issue price pershare of the last private placement of our company in June, 2010. The aggregate market value as determined by the average of bid and ask closing prices is inapplicable due to the fact that the common shares of our company have not traded to date.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,950,000 shares of common stock as of October 15, 2012.

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

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

     * the uncertainty that we will not be able to successfully identify and evaluation a suitable business opportunity;

     * risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

     * risks related to the failure to successfully management or achieve growth of a new business opportunity; and

     *    other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND THE FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers' requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

Our executive offices are located at 36 McLean Street, Red Bank, NJ 07701. Ms. Lisa Guise, our sole director and officer, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol "BRRY.OB". Our shares have been quoted on the Over-The-Counter Bulletin Board since February 17, 2011. There have been no trades in our shares of common stock since February 27, 2011.

Our transfer agent is Island Stock Transfer, of 100 2nd Avenue, S, Suite 104N, St. Petersburg, FL 33701; telephone number 727.289.0010; facsimile:
727.289.0069.

HOLDERS OF OUR COMMON STOCK

As of June 30, 2012, there were 34 registered stockholders holding 5,950,000 shares of our issued and outstanding common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the year ended June 30, 2012.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2012.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We require a minimum of approximately $20,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $1,794 as of June 30,

2012, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2012 which are included herein.

Our operating results for the years ended June 30, 2012 and 2011 are summarized as follows:

                                                              Years Ended
                                                                June 30,
                                                        ------------------------
                                                          2012            2011
                                                        --------        --------
Revenue                                                 $     --        $     --
Operating Expenses                                        18,885          33,136
Net Loss                                                $ 18,885        $ 33,136

Our operating results for the three months ended June 30, 2012 and 2011 are summarized as follows:

                                                           Three Months Ended
                                                                 June 30,
                                                        ------------------------
                                                          2012            2011
                                                        --------        --------
Revenue                                                 $     --        $     --
Operating Expenses                                           982           6,831
Net Loss                                                $    982        $  6,831

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

EXPENSES

Our expenses for the years ended June 30, 2011 and 2010 are outlined in the table below:

                                                              Years Ended
                                                                June 30,
                                                        ------------------------
                                                          2012            2011
                                                        --------        --------
Professional Fees                                       $ 11,578        $ 10,720
Other Selling General & Administrative                     7,307          22,434
                                                        --------        --------

TOTAL EXPENSES                                          $ 18,885        $ 33,136
                                                        ========        ========

Our expenses for the three months ended June 30, 2012 and 2011 are outlined in the table below:

                                                           Three Months Ended
                                                                 June 30,
                                                        ------------------------
                                                          2012            2011
                                                        --------        --------
Professional Fees                                       $     --        $    250
Other Selling General & Administrative                       982           6,581
                                                        --------        --------

TOTAL EXPENSES                                          $    982        $  6,831
                                                        ========        ========

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

OTHER SELLING GENERAL & ADMINISTRATIVE

The decrease in our Selling General & Administrative Expenses between June 30, 2012 and June 30, 2011 is associated with the Company's current limited operations.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                              As At        As At      Percentage
                                             June 30,     June 30,     Increase/
                                               2012         2011      (Decrease)
                                               ----         ----      ----------
Current Assets                               $ 1,794       $10,695      (84%)
Current Liabilities                          $    --       $    --       N/A
Working Capital                              $ 1,794       $10,695      (84%)

CASH FLOWS

                                            Year Ended   Year Ended   Percentage
                                             June 30,     June 30,     Increase/
                                               2012         2011      (Decrease)
                                               ----         ----      ----------
Cash used in Operating Activities            $(11,385)    $(38,788)     (71%)
Cash provided by Investing Activities        $     --     $     --       N/A
Cash provided by Financing Activities        $  7,484     $     --      100%
Foreign Exchange Effect on Cash              $      --    $    (78)    (100%)
Net Increase (Decrease) in Cash              $ (3,901)    $(38,866)     (90%)

We anticipate that we will incur approximately $20,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

CASH USED IN OPERATING ACTIVITIES

We used cash in operating activities in the amount of $3,901 during the year ended June 30, 2012 and $38,866 during the year ended June 30, 2011. Cash used in operating activities was funded by cash from financing activities.

CASH FROM INVESTING ACTIVITIES

No cash was used or provided in investing activities during the years ended June 30, 2012 and June 30, 2011.

CASH FROM FINANCING ACTIVITIES

We generated $7,484 in cash from financing activities during the year ended June 30, 2012 and $0 for the year ended June 30, 2011.

GOING CONCERN

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2012, our company has accumulated losses of $57,690 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended June 30, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

FUTURE FINANCINGS

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities. Lisa Guise has agreed to provide loans to a minimal amount to carry on our legal, accounting and reporting needs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders
    Berry Only Inc.
    Toronto, Ontario, Canada

I have audited the accompanying balance sheet of Berry Only Inc. as of June 30, 2012 and 2011 and the related statements of operations, shareholders' deficit and cash flows for the period then ended, and for the period since inception, June 24, 2009, to June 30, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Berry Only Inc. as of June 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, and the period from inception, June 24, 2009, to June 30, 2012 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 2 to the financial statements, the Company has no revenue and incurred a loss in each of its initial three years. This raises substantive doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.


/s/ John Kinross-Kennedy
-------------------------------------
John Kinross-Kennedy
Certified Public Accountant
Irvine, California
September 26, 2012

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                 As at June 30,
--------------------------------------------------------------------------------


                                                                             2012               2011
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                                $  1,794           $  5,695
  Account receivable                                                             --              5,000
                                                                           --------           --------

      TOTAL ASSETS                                                         $  1,794           $ 10,695
                                                                           ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                         $  2,500           $     --
  Due to Officer                                                              7,484                 --
                                                                           --------           --------
      TOTAL LIABILITIES                                                       9,984                 --
                                                                           --------           --------

STOCKHOLDERS' EQUITY
  Preferred Stock, $0.001 par value, 5,000,000 shares authorized;
   none outstanding as at June 30, 2012 and 2011                                 --                 --
  Common Stock, $0.001 par value, 75,000,000 shares authorized,
   3,944,000 issued and outstanding as at June 30, 2012,
   5,950,000 issued and outstanding as at June 30, 2011                       3,944              5,950
  Additional paid-in capital                                                 45,556             43,550
  Accumulated other income (loss)                                               (87)               (87)
  Deficit                                                                   (57,603)           (38,718)
                                                                           --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (8,190)            10,695
                                                                           --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $  1,794           $ 10,695
                                                                           ========           ========


   The accompanying notes are an integral part of these financial statement.

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                 Statement of Operations and Comprehensive Loss
--------------------------------------------------------------------------------

                                                                                                              For the period
                                                For the three months ended        For the year ended          June 24, 2009
                                                         June 30,                        June 30,             (inception) to
                                                --------------------------     ---------------------------       June 30,
                                                   2012            2011           2012             2011            2012
                                                ----------      ----------     ----------       ----------      ----------
REVENUES                                        $       --      $       --     $       --       $       --      $       --
                                                ----------      ----------     ----------       ----------      ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
 Professional Fees                                      --             250         11,578           10,702          26,712
 Other Selling General & Administrative                982           6,581          7,307           22,434          30,891
                                                ----------      ----------     ----------       ----------      ----------
TOTAL EXPENSES                                        (982)          6,831         18,885           33,136          57,603
                                                ----------      ----------     ----------       ----------      ----------
Operating Loss                                        (982)         (6,831)       (18,885)         (33,136)        (57,603)
                                                ----------      ----------     ----------       ----------      ----------

NET INCOME (LOSS)                                     (982)         (6,831)       (18,885)         (33,136)        (57,603)
Currency translation adjustment                         --              --             --              (78)            (87)
                                                ----------      ----------     ----------       ----------      ----------

COMPREHENSIVE LOSS                              $     (982)     $   (6,831)    $  (18,885)      $  (33,214)     $  (57,690)
                                                ==========      ==========     ==========       ==========      ==========
NET INCOME (LOSS) PER SHARE,
 BASIC AND DILUTED                              $    (0.00)     $    (0.00)    $    (0.00)      $    (0.00)
                                                ==========      ==========     ==========       ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING, BASIC AND DILUTED                  3,944,000       5,950,000      3,135,803        5,950,000
                                                ----------      ----------     ----------       ----------

    The accompanying notes are an integral part of these financial statement.

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
         For the period from Inception, June 24, 2009, to June 30, 2012
--------------------------------------------------------------------------------

                                                                                 Accumulated
                                         Common Stock              Additional      Other
                                    -----------------------         Paid-in     Comprehensive
                                    Shares           Amount         Capital     Income/(Loss)    Deficit       Total
                                    ------           ------         -------     -------------    -------       -----
BALANCES AT INCEPTION,
 JUNE 24, 2009                            --        $     --       $     --        $    --      $     --      $    --
                                  ----------        --------       --------        -------      --------      -------
Net income (loss) for the
 period ended June 30, 2009                                                             --            --           --
                                  ----------        --------       --------        -------      --------      -------

BALANCES AT JUNE 30, 2009                 --              --             --             --            --           --
                                  ----------        --------       --------        -------      --------      -------
August 26, 2009: Common stock
 issued for cash at $0.005
 per share                         2,000,000           2,000          8,000                                    10,000

March-May, 2010: Common stock
 issued for cash at $0.01
 per share                         2,950,000           2,950         26,550                                    29,500

April 29, 2010: Common stock
 issued for cash at $0.01
 per share                         1,000,000           1,000          9,000                                    10,000

Net loss, year ended
 June 30, 2010                                                                          (9)       (5,582)      (5,591)
                                  ----------        --------       --------        -------      --------      -------

BALANCES AT JUNE 30, 2010          5,950,000           5,950         43,550             (9)       (5,582)      43,909
                                  ----------        --------       --------        -------      --------      -------
Net loss, year ended
 June 30, 2011                                                                         (78)      (33,136)     (33,214)
                                  ----------        --------       --------        -------      --------      -------

BALANCES AT JUNE 30, 2011          5,950,000           5,950         43,550            (87)      (38,718)      10,695
                                  ----------        --------       --------        -------      --------      -------
October 24, 2011: Commons stock
 surrendered and cancelled        (2,006,000)         (2,006)         2,006                                        --

Net loss, year ended
 June 30, 2012                                                                          --       (18,885)     (18,885)
                                  ----------        --------       --------        -------      --------      -------

BALANCES AT JUNE 30, 2012          3,944,000        $  3,944       $ 45,556        $   (87)     $(57,603)     $(8,190)
                                  ==========        ========       ========        =======      ========      =======

    The accompanying notes are an integral part of these financial statement.

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                                For the period
                                                        For the three months ended      For the year ended       June 24, 2009
                                                                 June 30,                     June 30,          (inception) to
                                                         ------------------------      ----------------------      June 30,
                                                           2012            2011          2012          2011          2012
                                                         --------        --------      --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                      $   (982)       $ (6,831)     $(18,885)     $(33,136)     $(57,603)
  Adjustments to reconcile net loss to
   net cash used by operating activities:                      --              --            --            --            --
  Changes in operating assets and liabilities:
    Accounts receivable                                        --          (5,000)        5,000        (5,000)           --
    Accounts payable                                           --              --         2,500          (652)        2,500
                                                         --------        --------      --------      --------      --------
           NET CASH USED IN OPERATING ACTIVITIES             (982)        (11,831)      (11,385)      (38,788)      (55,103)
                                                         --------        --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH USED IN INVESTING ACTIVITIES               --              --            --            --            --
                                                         --------        --------      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of loan from officer                                --              --         7,484            --         7,484
  Sale of stock for cash                                       --              --            --            --        49,500
                                                         --------        --------      --------      --------      --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES           --              --         7,484            --        56,984
                                                         --------        --------      --------      --------      --------

EFFECTS OF EXCHANGE RATES ON CASH                              --              --           --            (78)          (87)
                                                         --------        --------      --------      --------      --------
NET INCREASE/(DECREASE)  IN CASH                             (982)                       (3,901)      (38,866)        1,794
Cash at beginning of period                                 2,776          17,526         5,695        44,561            --
                                                         --------        --------      --------      --------      --------

CASH AT END OF PERIOD                                    $  1,794        $  5,695      $  1,794      $  5,695      $  1,794
                                                         ========        ========      ========      ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                          $     --      $     --      $     --      $     --
                                                                         --------      --------      --------      --------
  Income Taxes paid                                                      $     --      $     --      $     --      $     --
                                                                         --------      --------      --------      --------


    The accompanying notes are an integral part of these financial statement.

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2012
                            (Expressed in Us Dollars)
--------------------------------------------------------------------------------

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

PROPERTY & EQUIPMENT

Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment at June 30, 2012 and 2011.

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

INCOME TAXES

The Company utilizes FASB ACS 740, "Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is "more likely-than-not" that a deferred tax asset will not be realized.

The Company generated a deferred tax credit through net operating loss carryforward. However, a valuation allowance of 100% has been established. The Company has a Net Operating Loss of approximately $57,603 as at June 30, 2012, which begins to expire in 2029 unless utilized beforehand. The Company generated a deferred tax credit through the net operating loss carry-forward. However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

FOREIGN CURRENCY TRANSLATION

In accordance with FASB ASC 830-20 FOREIGN CURRENCY TRANSACTIONS, (SFAS No. 52 "FOREIGN CURRENCY TRANSLATION"), the Company has determined that its functional currency is the United States Dollar. The Company recorded a foreign currency loss of $ 87.00 in the year ended June 30, 2012. Exchange differences since inception are accumulated as a component of accumulated other comprehensive gain
(loss).

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

The carrying amounts of the Company's financial instruments as of June 30, 2012 were valued according to the following inputs:

                                             Observable
                                               Inputs
                                             Other Than   Unobservable
                                 Observable    Level 1       Inputs,
                                   Inputs      Prices     Significant    Total
                                   ------      ------     -----------    -----
                                   Level 1     Level 2      Level 3

Cash and Cash Equivalents         $  1,794    $     --                 $  1,794
Accounts Receivable
Accounts Payable
Shareholders' Loan                               7,484                    7,484
                                  --------    --------     --------    --------

                                  $  1,794       7,484                 $  9,278
                                  ========    ========     ========    ========

BASIC AND DILUTED EARNINGS PER SHARE

Net loss per share is calculated in accordance with FASB ASC 260, EARNINGS PER SHARE, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at June 30, 2012, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year and period ended June 30, 2012 and 2011:

                                                      2012              2011
                                                      ----              ----
Numerator:
  Basic and diluted net loss per share:
   Net Loss                                      $   (18,885)       $   (33,214)

Denominator:
  Basic and diluted weighted average
   number of shares outstanding                    3,944,000          5,950,000

Basic and Diluted Net Loss Per Share:            $     (0.01)       $     (0.00)

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. There were no sales in the fiscal years ended June 30, 2012 and 2011

RECENT ACCOUNTING PRONOUNCEMENTS

COMPREHENSIVE INCOME -- In June 2011, the Financial Accounting Standards Board ("FASB") issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

NOTE 3 UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenue and has incurred an accumulated loss of $57,603 in the fiscal year ended June 30, 2012.

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

NOTE 4 RELATED ENTITIES TRANSACTIONS

David Guest is president, chief financial officer, and sole director of the Board of Directors of the Company. He is the controlling shareholder of the Company, having 50.42% of the outstanding voting shares. He purchased Company stock for cash as follows:

     August 26, 2009            2,000,000 shares          $ 10,000
     April 29, 2010             1,000,000 shares            10,000
                                ---------                 --------

     Total                      3,000,000 shares          $ 20,000
                                =========                 ========

NOTE 5 INCOME TAXES

No provision was made for federal income tax for the year ended June 30, 2012 and 2011, since the Company had net operating loss.

Net operating loss carry-forwards may be used to reduce taxable income through the year 2032. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The net operating loss carry-forward for federal and state income tax purposes is approximately $57,600, generating a Federal deferred tax credit of $8,640 as of June 30, 2012. An allowance of $8,640 has been established.

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

On October 24, 2011 2,006,000 shares of commons stock were surrendered and cancelled.

As of June 30, 2012 the Company had authorized 75,000,000 shares of common stock of par value $0.001, of which 3,944,000 shares were issued and outstanding.

NOTE 7 SUBSEQUENT EVENTS

Events Subsequent to June 30, 2012 Have Been Evaluated Through September 26, 2012, the Date These Statements Were Available to be Issued, to Determine Whether They Should be Disclosed to Keep the Financial Statements From Being Misleading. Management Found No Subsequent Event to be Disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2012.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

As at June 30, 2012, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

                    Position Held                            Date First Elected
Name               With the Company              Age            or Appointed
----               ----------------              ---            ------------
Lisa Guise      President, Chief Executive       44           November 30, 2011
                Officer, Chief Financial
                Officer, and Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

LISA GUISE is our CEO, CFO, President, Secretary, Treasurer and sole director. Ms. Guise graduated Syracuse University. Ms. Guise received her Bachelor's of science degree in speech communications in 1991. Over the past few years Ms. Guise has been an independent business consultant. Her experience includes working with management of privately-held companies to maximize productivity as well as general corporate matters. Ms. Guise has experience in various industries including fitness and transportation.

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

AUDIT COMMITTEE

The Company's audit committee is composed of its sole director and officer, Lisa Guise.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have an audit committee member that qualifies as an "audit committee financial expert" as defined in
Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

     *    our principal executive officer;

     * our most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2012; and

     * up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended June 30, 2011, 2010 and 2009, are set out in the following summary compensation table:

                           SUMMARY COMPENSATION TABLE

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Lisa Guise      2012     Nil        Nil        Nil         Nil            Nil             Nil            Nil           Nil
President,
Chief
Executive
Officer
and Chief
Financial
Officer

David           2011     Nil        Nil       Nil          Nil            Nil             Nil            Nil          Nil
Guest(1)        2010     Nil        Nil       Nil          Nil            Nil             Nil            Nil          Nil
                2009     Nil        Nil       Nil          Nil            Nil             Nil            Nil          Nil

----------
(1) David Guest was our president, chief executive officer and chief financial officer from Inception to November 11, 2011.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at June 30, 2012, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

AGGREGATED OPTIONS EXERCISED IN THE YEAR ENDED JUNE 30, 2012 AND YEAR END OPTION VALUES There were no stock options exercised during the year ended June 30, 2012.

REPRICING OF OPTIONS/SARS

We did not reprice any options previously granted during the year ended June 30, 2012.

DIRECTOR COMPENSATION

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

EMPLOYMENT CONTRACTS

We presently do not have any employment agreements or other compensation arrangements with Ms. Guise. Generally, Ms. Guise provides his services on a part-time basis without compensation. Ms. Guise has agreed not to charge any management fee during the current period in which we are seeking new business opportunities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2012, there were 5,950,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and
(iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

                                                Number of
Title of Class                                   Shares
Directors and         Name and Address         Beneficially      Percentage
Officers:            of Beneficial Owner         Owned(1)        of Class(2)
---------            -------------------         --------        -----------
Common Stock         Lisa Guise                  3,000,000         50.42%
                     36 McLean Street
                     Red Bank, NJ 07701

Common Stock         Directors and Officers      3,000,000         50.42%
                     as a group

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2) The percentage of class is based on 5,950,000 shares of common stock issued and outstanding as of June 30, 2012.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

None of the following parties has, since commencement of our fiscal year ended June 30, 2012, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company's total assets for the last three completed financial years:

     (i)  Any of our directors or officers;

     (ii) Any person proposed as a nominee for election as a director;

     (iii)Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

     (iv) Any of our promoters; and

     (v) Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the two most recently completed fiscal periods ended June 30, 2012 and June 30, 2011 for professional services rendered by John Kinross-Kennedy, CPA, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                     Year Ended       Year Ended
                                                      June 30,         June 30,
                                                        2012             2011
                                                       ------           ------
Audit Fees and Audit Related Fees                      $2,000           $1,800
Tax Fees                                                   --               --
All Other Fees                                             --               --
                                                       ------           ------

TOTAL                                                  $2,000           $1,800
                                                       ======           ======

In the above table, "audit fees" are fees billed by our company's external auditor for services provided in auditing our company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. "All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number                              Description
------                              -----------
3.1 Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement, filed on August 17, 2010)

3.2 Bylaws (filed as an exhibit to our Form S-1 Registration Statement, filed on August 17, 2010)

31.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

101**    Interactive data files pursuant to Rule 405 of Regulation S-T

----------
*    Filed herewith.
**   To be filed by Amendment

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERRY ONLY INC.


By /s/ Lisa Guise
   ------------------------------------------
   Lisa Guise
   President, Secretary, Treasurer, Chief
   Executive Officer and Chief Financial
   Officer (Principal Executive Officer,
   Principal Accounting Officer and
   Principal Financial Officer)

Date: October 15, 2012