Form 10-Q
period 2012-09-30
Berry Only Inc.
filed 2012-12-14
CIK 1498382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange
    Act Of 1934

                For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,944,000 shares of common stock as of December 13, 2012.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following consolidated interim unaudited financial statements of Berry Only Inc. (the "Company") for the three month period ended September 30, 2012 are included with this Quarterly Report on Form 10-Q:

     (a)  Consolidated Balance Sheets as at September 30, 2012 and June 30,
          2012.

     (b) Consolidated Statement of Operations and Comprehensive Loss for (i) the three months ended September 30, 2012 and 2011, and (ii) the cumulative period from inception (June 24, 2009) to September 30, 2012.

     (c) Consolidated Statements of Cash Flows for (i) the three months ended September 30, 2012 and 2011, and (ii) the cumulative period from inception (June 24, 2009) to September 30, 2012.

     (d)  Condensed Notes to Financial Statements.

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                                  September 30,        June 30,
                                                                                      2012               2012
                                                                                    --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                                         $    609           $  1,794
  Account receivable                                                                      --                 --
                                                                                    --------           --------

      TOTAL ASSETS                                                                  $    609           $  1,794
                                                                                    ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                                  $  2,500           $  2,500
  Due to Officer                                                                      10,454              7,484
                                                                                    --------           --------

      Total Liabilities                                                               12,954              9,984
                                                                                    --------           --------
STOCKHOLDERS' EQUITY
  Preferred Stock, $0.001 par value, 5,000,000 shares authorized;
   none outstanding as at June 30, 2012 and 2011                                          --                 --
  Common Stock, $0.001 par value, 75,000,000 shares authorized,
   3,944,000 issued and outstanding as at September 30, 2012 and June 30, 2012         3,944              3,944
  Additional paid-in capital                                                          45,556             45,556
  Accumulated other income (loss)                                                        (87)               (87)
  Deficit                                                                            (61,758)           (57,603)
                                                                                    --------           --------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                             (12,345)            (8,190)
                                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $    609           $  1,794
                                                                                    ========           ========


    The accompanying notes are an integral part of these financial statements

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                 Statement of Operations and Comprehensive Loss
--------------------------------------------------------------------------------


                                                                                              For the period
                                                        For the three months ended             June 24, 2009
                                                               September 30,                  (inception) to
                                                      -------------------------------          September 30,
                                                         2012                 2011                 2012
                                                      ----------           ----------           ----------
REVENUES                                              $       --           $       --           $       --
                                                      ----------           ----------           ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Professional Fees                                        3,780                3,162               30,492
  Other Selling General & Administrative                     375                  696               31,266
                                                      ----------           ----------           ----------
   Total Expenses                                          4,155                3,858               61,758
                                                      ----------           ----------           ----------
Operating Loss                                            (4,155)              (3,858)             (61,758)
                                                      ----------           ----------           ----------

NET INCOME (LOSS)                                         (4,155)              (3,858)             (61,758)

Currency translation adjustment                               --                   --                   --
                                                      ----------           ----------           ----------

COMPREHENSIVE LOSS                                    $   (4,155)          $   (3,858)          $  (61,758)
                                                      ==========           ==========           ==========
NET INCOME (LOSS) PER SHARE,
 BASIC AND DILUTED                                    $    (0.00)          $    (0.00)
                                                      ==========           ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING, BASIC AND DILUTED                        3,944,000            5,950,000
                                                      ==========           ==========


    The accompanying notes are an integral part of these financial statements

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------


                                                                                        For the period
                                                        For the three months ended      June 24, 2009
                                                               September 30,            (inception) to
                                                      ----------------------------       September 30,
                                                         2012               2011             2012
                                                       --------           --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                    $ (4,155)          $ (3,858)        $(61,758)
  Adjustments to reconcile net loss to net
   cash used by operating activities:                        --                 --               --
  Changes in operating assets and liabilities:
    Accounts receivable                                      --              5,000               --
    Accounts payable                                         --                 --            2,500
                                                       --------           --------         --------
          Net cash used in operating activities          (4,155)             1,142          (59,258)
                                                       --------           --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES

          Net cash used in investing activities              --                 --               --
                                                       --------           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of loan from officer                           2,970                 --           10,454
  Sale of stock for cash                                     --                 --           49,500
                                                       --------           --------         --------
          Net cash provided by Financing Activities       2,970                 --           59,954
                                                       --------           --------         --------

EFFECTS OF EXCHANGE RATES ON CASH                            --                 --              (87)
                                                       --------           --------         --------

NET INCREASE/(DECREASE) IN CASH                          (1,185)                --              609

Cash at beginning of period                               1,794              5,695               --
                                                       --------           --------         --------

CASH AT END OF PERIOD                                  $    609           $  6,837         $    609
                                                       ========           ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                        $     --           $     --         $     --
                                                       ========           ========         ========
  Income Taxes paid                                    $     --           $     --         $     --
                                                       ========           ========         ========


    The accompanying notes are an integral part of these financial statements

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                               September 30, 2012
                            (Expressed in US Dollars)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Berry Only Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in Form 10-K have been omitted.

NOTE 2. GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenue and has incurred an accumulated loss of $61,758 since inception.

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

NOTE 3. RELATED ENTITIES TRANSACTIONS

Lisa Guise is president, chief financial officer, and sole director of the Board of Directors of the Company. She is the controlling shareholder of the Company, having 50.42% of the outstanding voting shares.

During the quarter ended September 30, 2012, the director loaned the company $2,970. The full amount of the loan at September 30, 2012 is $10,454. The loan does not bear interest, has not maturity date and is payable on demand.

NOTE 4. SUBSEQUENT EVENTS

Events subsequent to September 30, 2012 have been evaluated through December 13, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent event to be disclosed.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements included herein. Our operating results for the three months ended September 30, 2012 and 2011 are summarized as follows:

                                                      Three Months Ended
                                                         September 30,

                                                   2012                 2011
                                                 -------              -------
     Revenue                                     $     0              $     0
     Operating Expenses                            4,155                3,858
     Net Loss                                    $ 4,155              $ 3,858

REVENUES

We have not earned any revenues to date. We are currently seeking business opportunities with established business entities for the merger of a target business with our company. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

EXPENSES

Our expenses for the three months ended September 30, 2012 and 2011 are outlined in the table below:

                                                      Three Months Ended
                                                         September 30,
                                                 ----------------------------
                                                   2012                 2011
                                                 -------              -------
     Professional Fees                            $ 3,780             $ 3,162
     Other Selling General & Administrative           375                 696
     TOTAL EXPENSES                               $ 4,155             $ 3,858

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The decrease in our professional fees is associated with less business activity.

We incurred operating losses in the amount of $61,758 from inception on June 24, 2009 through the period ended September 30, 2012. These operating expenses were composed of marketing expenses, professional fees and other selling and general and administrative expenses.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1(A) RISK FACTORS

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K filed October 15, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended September 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                       Description of Exhibit
------                       ----------------------

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101* Interactive data files pursuant to Rule 405 of Regulation S-T

* To be provided by amendment

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

Date: December 13, 2012