Form 10-Q
period 2012-12-31
Berry Only Inc.
filed 2013-01-18
CIK 1498382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange
    Act Of 1934

                For the quarterly period ended December 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,944,000 shares of common stock as of January 18, 2013.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following consolidated interim unaudited financial statements of Berry Only Inc. (the "Company") for the three and six month periods ended December 31, 2012 are included with this Quarterly Report on Form 10-Q:

     (a)  Consolidated Balance Sheets as at December 31, 2012 and June 30, 2012.

     (b) Consolidated Statement of Operations and Comprehensive Loss for (i) the three and six months ended December 31, 2012 and 2011, and (ii) the cumulative period from inception (June 24, 2009) to December 31, 2012.

     (c) Consolidated Statements of Cash Flows for (i) the six months ended December 31, 2012 and 2011, and (ii) the cumulative period from inception (June 24, 2009) to December 31, 2012.

     (d)  Condensed Notes to Financial Statements.

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                                  Balance Sheet
              As at December 31, 2012 (unaudited) and June 30, 2012
--------------------------------------------------------------------------------

                                                                          December 31,        June 30,
                                                                             2012               2012
                                                                           --------           --------
                                                                          (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                                $  3,979           $  1,794
  Accounts Receivable                                                            --                 --
                                                                           --------           --------

      TOTAL ASSETS                                                         $  3,979           $  1,794
                                                                           ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                         $  4,120           $  2,500
  Due to Officer                                                             15,454              7,484
                                                                           --------           --------
                                                                             19,574              9,984
                                                                           --------           --------
STOCKHOLDERS' EQUITY
  Preferred Stock, $0.001 par value, 5,000,000 shares authorized;
   none outstanding as at December 31 and June 30, 2012
  Common Stock, $0.001 par value, 200,000,000 shares authorized,
   3,944,000 issued and outstanding as at December 31, 2012 and
   June 30, 2012                                                              3,944              3,944
  Additional paid-in capital                                                 45,556             45,556
  Accumulated other income (loss)                                               (87)               (87)
  Deficit                                                                   (65,008)           (57,603)
                                                                           --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                            (15,595)            (8,190)
                                                                           --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  3,979           $  1,794
                                                                           ========           ========


    The accompanying notes are an integral part of these financial statements

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                 Statement of Operations and Comprehensive Loss
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                                                            For the period
                                                 For the 3 months ended          For the 6 months ended      June 24, 2009
                                                       December 31,                   December 31,          (inception) to
                                               --------------------------      --------------------------     December 31,
                                                  2012            2011            2012            2011           2012
                                               ----------      ----------      ----------      ----------     ----------
REVENUES                                       $       --      $       --      $       --      $       --     $       --
                                               ----------      ----------      ----------      ----------     ----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Professional Fees                                 3,250           6,726           7,030           9,888         33,742
  Other Selling General & Administrative               --           4,190             375           4,886         31,266
                                               ----------      ----------      ----------      ----------     ----------
      Total Expenses                                3,250          10,916           7,405          14,774         65,008
                                               ----------      ----------      ----------      ----------     ----------

Operating Loss                                     (3,250)        (10,916)         (7,405)        (14,774)       (65,008)
                                               ----------      ----------      ----------      ----------     ----------

NET INCOME (LOSS)                                  (3,250)        (10,916)         (7,405)        (14,774)       (65,008)

Currency translation adjustment                        --              --              --              --            (87)
                                               ----------      ----------      ----------      ----------     ----------

COMPREHENSIVE LOSS                             $   (3,250)     $  (10,916)     $   (7,405)     $  (14,774)    $  (65,095)
                                               ==========      ==========      ==========      ==========     ==========
NET INCOME (LOSS) PER SHARE,
 BASIC AND DILUTED                             $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                               ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING, BASIC AND DILUTED                 3,944,000       3,944,000       5,208,652       3,944,000
                                               ----------      ----------      ----------      ----------


    The accompanying notes are an integral part of these financial statements

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                            For the period
                                                          For the 6 months ended            June 24, 2009
                                                               December 31,                 (inception) to
                                                         ---------------------------          December 31,
                                                           2012               2011               2012
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                      $ (7,405)          $(14,774)          $(65,008)
  Adjustments to reconcile net loss to net cash
   used by operating activities:

  Changes in operating assets and liabilities
    Accounts receivable                                        --              5,000                 --
    Accounts payable                                        1,620              2,500              4,120
                                                         --------           --------           --------
      Net cash used in operating activities                (5,785)            (7,274)           (60,888)
                                                         --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Subscriptions Received                                       --                 --                 --
                                                         --------           --------           --------
      Net cash provided by investing activities                --                 --                 --
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of loan from officer                             7,970              2,384             15,454
  Sale of stock for cash                                   49,500
                                                         --------           --------           --------
      Net cash provided by Financing Activities             7,970              2,384             64,954
                                                         --------           --------           --------

EFFECTS OF EXCHANGE RATES ON CASH                              --                 --                (87)
                                                         --------           --------           --------

NET INCREASE/(DECREASE) IN CASH                             2,185             (4,890)             3,979

Cash at beginning of period                                 1,794              5,695                 --
                                                         --------           --------           --------

CASH AT END OF PERIOD                                    $  3,979           $    805           $  3,979
                                                         ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                          $     --           $     --           $     --
                                                         --------           --------           --------
  Income Taxes paid                                      $     --           $     --           $     --
                                                         --------           --------           --------


    The accompanying notes are an integral part of these financial statements

                                 BERRY ONLY INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                December 31, 2012
                            (Expressed in US Dollars)
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenue and has incurred an accumulated loss of $65,008 since inception.

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

NOTE 3. RELATED PARTIES TRANSACTIONS

Lisa Guise is president, chief financial officer, and sole director of the Board of Directors of the Company. She is the controlling shareholder of the Company, having 50.42% of the outstanding voting shares.

During the year ended June 30, 2011, the director loaned the company $7,487. Further advances of $7,967 were made in the six months ended December 31, 2012. There have been no repayments. The full amount of the loan at December 31, 2012 is $15,454. The loan does not bear interest, has no maturity date and is payable on demand.

NOTE 4. CAPITAL

There was no stock issued in the six months ended December 31, 2012.

As of December 31, 2012 the Company had authorized 5,000,000 preferred shares of par value $0.001, of which none was issued and outstanding.

As of December 31, 2012 the Company had authorized 200,000,000 shares of common stock of par value $0.001, of which 3,944,000 shares were issued and outstanding.

NOTE 5. SUBSEQUENT EVENTS

Events subsequent to December 31, 2012 have been evaluated through January 17, 2013, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent event to be disclosed.

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

We are currently in negotiations with an interested party to enter into a business opportunity, although we have not yet entered into an definitive agreement to date and there can be no assurance that we will be able to enter into any definitive agreement.. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue seeking new business opportunities.

OUR CURRENT BUSINESS

We are currently seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with an interested party to enter into a business opportunity, although we have not yet entered into a definitive agreement to date and there can be no assurance that we will be able to enter into any definitive agreement. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements included herein. Our operating results for the three months ended December 31, 2012 and 2011 are summarized as follows:

                                                       Three Months Ended
                                                          December 31,
                                                 -----------------------------
                                                   2012                 2011
                                                 --------             --------

Revenue                                          $      0             $      0
Operating Expenses                                  3,250               10,916
Net Loss                                         $  3,250             $ 10,916


REVENUES

We have not earned any revenues to date. We are currently seeking business opportunities with established business entities for the merger of a target business with our company. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

EXPENSES

Our expenses for the three months ended December 31, 2012 and 2011 are outlined in the table below:

                                                       Three Months Ended
                                                          December 31,
                                                 -----------------------------
                                                   2012                 2011
                                                 --------             --------

Professional Fees                                $  3,250             $  6,726
Other Selling General & Administrative                  0                4,190
TOTAL EXPENSES                                   $  3,250             $ 10,916

PROFESSIONAL FEES

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The decrease in our professional fees is associated with less business activity.

We incurred operating losses in the amount of $65,008 from inception on June 24, 2009 through the period ended December 31, 2012. These operating expenses were composed of professional fees and other selling and general and administrative expenses.

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

On October 24, 2011, 33 shareholders surrendered 2,006,000 shares to the Company for cancellation. The cancellation of the shares results in the Company having a total of 3,944,000 shares issued and outstanding at December 31, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended December 31, 2012.

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

Date: January 18, 2013