Form 10-Q
period 2013-03-31
DelMar Pharmaceuticals, Inc.
filed 2013-05-15
CIK 1498382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-54801

DELMAR PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	99-0360497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 720-999 West Broadway Vancouver, British Columbia, Canada (Address of principal executive offices)	V5Z 1K5 (zip code)

(604) 629-5989
(Registrant's telephone number, including area code)

 Copies to:
Gregory Sichenzia, Esq.
Jeff Cahlon, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                                                                                                                              Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 22,420,426 shares of common stock are issued and outstanding as of May 15, 2013.

PART 1. - FINANCIAL INFORMATION

DelMar Pharmaceuticals, Inc.
(a development stage company)

Consolidated Condensed Interim Financial Statements
(Unaudited)
For the three months ended March 31, 2013
(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Condensed Interim Balance Sheets
(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	March 31, 2013 $	December 31, 2012 $

Assets

Current assets
Cash and cash equivalents		7,532,835	17,782
Taxes and other receivables		76,894	45,499
Prepaid expenses		83,530	28,778
Deferred costs		-	90,771

		7,693,259	182,830

Liabilities

Current liabilities
Accounts payable and accrued liabilities		578,893	677,615
Related party payables	5	296,059	447,777

		874,952	1,125,392

Loan payable to Valent		266,307	264,352

Stock option liability	7	183,499	-

Derivative liability	6	8,387,626	121,000

		9,712,384	1,510,744

Stockholders’ Deficiency

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
1 share outstanding as of March 31, 2013 (December 31, 2012 - nil)	7	-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value

Issued and outstanding
30,635,009 at March 31, 2013 (December 31, 2012 - 13,050,000)	7	30,635	13,050

Additional paid-in capital		6,466,498	2,326,885

Warrants	7	6,441,700	153,106

Deficit accumulated during the development stage		(14,979,136)	(3,842,133)

Accumulated other comprehensive income		21,178	21,178

		(2,019,125)	(1,327,914)

		7,693,259	182,830
Nature of operations and liquidity risk (note 1)
Subsequent events (note 9)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Condensed Interim Statement of Loss and Comprehensive Loss
(Unaudited)

(expressed in US dollars unless otherwise noted)

		Three months ended March 31,		Period from April 6, 2010 (inception) to March 31,
	Notes	$2013	$2012	$2013

Expenses
Research and development		631,947	254,374	3,275,234
General and administrative		920,377	167,791	2,384,381

		1,552,324	422,165	5,659,615

Other loss (income)
Change in fair value of derivative liability	6	2,543,574	-	2,225,072
Issuance of shares to Valent for future royalty reduction	7	598,000	-	598,000
Derivative issue costs	6	2,713,220	-	2,737,962
Foreign exchange gain		(3,754)	(12,494)	(4,606)
Interest expense		1,955	1,864	31,409

		5,852,995	(10,630)	5,587,837

Net loss for the period		7,405,319	411,535	11,247,452

Basic and diluted loss per share		(0.30)	(0.03)

Weighted average number of shares		24,316,325	12,561,353

Comprehensive loss
Net loss		7,405,319	411,535	11,247,452

Recapitalization loss on Reverse Acquisition		-	-	3,731,684

		7,405,319	411,535	14,979,136

Other comprehensive loss
Translation to US dollar presentation currency		-	3,808	(21,178)

Comprehensive loss		7,405,319	415,343	14,957,958

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Condensed Interim Statement of Changes in Stockholders’ Deficiency
(Unaudited)

(expressed in US dollars unless otherwise noted)

	Number of Shares (i) and (ii)	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Warrants $	Deficit accumulated during the development stage $	Stockholders' deficiency $

Balance - December 31, 2012	13,050,000	13,050	2,326,885	21,178	153,106	(3,842,133)	(1,327,914)

Effect of the Reverse Acquisition (note 3)	3,250,007	3,250	1,686,754	-	-	(3,731,684)	(2,041,680)

Issuance of units at $0.80 per unit from January 25 to March 6, 2013, net of cash issue costs (note 7 (b))	13,125,002	13,125	5,854,252	-	-	-	5,867,377

Issuance of placement agent warrants as issue costs for the $0.80 unit issuance (note 7(b))	-	-	(4,087,586)	-	6,288,594	-	2,201,008

Issuance of common shares to Valent for future royalty reduction (note 7 (c))	1,150,000	1,150	596,850	-	-	-	598,000

Shares issued for services (note 7(d))	60,000	60	68,497	-	-	-	68,557

Stock-based compensation (note 7)	-	-	20,846	-	-	-	20,846

Comprehensive loss for the period	-	-	-	-	-	-	-

Loss for the period	-	-	-	-	-	(7,405,319)	(7,405,319)

Balance - March 31, 2013	30,635,009	30,635	6,466,498	21,178	6,441,700	(14,979,136)	(2,019,125)

(i)	The issued and outstanding common shares include 8,729,583 shares of common stock on an as-exchanged basis with respect to the Exchangeable Shares (notes 3 and 7)

(ii)	Under the Reverse Acquisition, the authorized and issued share capital is that of the Company while the stated value is that of DelMar (BC) (note 3).

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Condensed Interim Statement of Cash Flows
(Unaudited)

(expressed in US dollars unless otherwise noted)

	Three months ended March 31,		Period from April 6, 2010 (inception) to March 31,
	2013	2012	2013
	$	$	$
Cash flows from operating activities
Loss for the period	(7,405,319)	(411,535)	(11,247,452)
Items not affecting cash
Accrued interest	1,955	1,864	16,307
Change in fair value of derivative liability	2,543,574	-	2,225,072
Shares issued to Valent for future royalty reduction	598,000	-	598,000
Non-cash derivative issue costs	2,201,008	-	2,201,008
Units issued for services	-	45,036	275,284
Warrants issued for patents	-	-	89,432
Warrants issued for services	-	49,379	49,379
Share-based compensation	272,902	187,329	1,530,373
Prototype drug product	-	-	250,000

	(1,787,880)	(127,927)	(4,012,597)
Changes in non-cash working capital
Taxes and other receivables	(31,395)	17,708	(76,894)
Prepaid expenses	(54,752)	(43,893)	(83,530)
Accounts payable and accrued liabilities	(98,722)	14,708	805,811
Related party payables	(151,718)	(7,840)	296,059

	(336,587)	(19,317)	941,446

	(2,124,467)	(147,244)	(3,071,151)

Cash flows from financing activities
Net proceeds from the issuance of units	9,639,520	2,113,575	10,501,916
Net proceeds from the issuance of common shares	-	-	102,070

	9,639,520	2,113,575	10,603,986

Increase in cash and cash equivalents	7,515,053	1,966,331	7,532,835

Cash and cash equivalents - Beginning of period	17,782	15,018	-

Cash and cash equivalents - End of period	7,532,835	1,981,349	7,532,835

Supplementary information
Issuance of shares for the settlement of accounts payable	-	-	253,050
Issuance of units for the settlement of accounts payable	-	-	23,785
Non-cash share issuance costs (note 7)	6,288,594	-	6,302,889
Settlement of accounts payable with a loan payable (note 4)	-	-	250,000
Deferred costs	90,771	-	-

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

1	Nature of operations and liquidity risk

Nature of operations

DelMar Pharmaceuticals, Inc. (the “Company”) is a Nevada corporation formed on June 24, 2009 under the name Berry Only Inc. (“Berry”). Prior to the Reverse Acquisition (note 3), Berry did not have any significant assets or operations. DelMar Pharmaceuticals, Inc. is the parent company of DelMar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), a British Columbia, Canada corporation incorporated on April 6, 2010, which is a development stage company with a focus on the development of drugs for the treatment of cancer. It is also the parent company to 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”). Callco and Exchangeco were formed to facilitate the Reverse Acquisition (note 3).

The Company acquired (either directly or indirectly (through Exchangeco)) all of the issued and outstanding shares of DelMar (BC) on January 25, 2013 (note 3). As a result of the shareholders of DelMar (BC) having a controlling interest in the Company subsequent to the Reverse Acquisition, for accounting purposes the transaction is a capital transaction with DelMar (BC) being the accounting acquirer even though the legal acquirer is Berry. Therefore, the historic financial statements of DelMar (BC) are presented as the comparative balances for the periods prior to the Reverse Acquisition.

References to the Company refer to the Company and its wholly-owned subsidiaries, DelMar (BC), Callco and Exchangeco. Prior to the Reverse Acquisition references to Berry relate to the Company prior to the Reverse Acquisition.
The Company is a development stage company focused on the discovery and development of new medicines with the potential to treat cancer patients who have failed modern targeted or biologic therapy. The Company has initiated a clinical trial with its lead drug candidate VAL-083 for the treatment of refractory glioblastoma multiforme (“GBM”). The Phase I/II study is an open-label, single arm dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics and anti-tumor activity of VAL-083 in patients with histologically confirmed initial diagnosis of primary WHO Grade IV malignant glioma, now recurrent. Patients with prior low-grade glioma or anaplastic glioma are eligible, if histologic assessment demonstrates transformation to GBM.

The address of the Company’s headquarters is Suite 720 - 999 West Broadway, Vancouver, British Columbia, V5Z 1K5 with clinical operations located at 3485 Edison Way, Suite R, Menlo Park, California, 94025

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

Liquidity risk

For the three months ended March 31, 2013, the Company reported a net loss of $7,405,319 and an accumulated deficit of $14,979,136 at that date.  As at March 31, 2013, the Company has cash and cash equivalents of $7,532,835 and a working capital balance of $6,818,307. The Company does not have the prospect of achieving any significant revenues in the immediate near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a large degree of uncertainty as to the expenses the Company will incur in developing and pursuing its business plan. In addition, the Company has not begun to generate revenues from any product candidate.

Consequently, in the future management will need to pursue various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. Accordingly, the Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915-10. In the first quarter of 2013 the Company completed financing activities related to a unit offering for net proceeds of approximately $8,575,000 (note 7 (b)) and we believe, based on our current estimates, that we will be able to fund our operations for at least 24 months.

There could be material differences in our cost estimates or there can be unforeseen events, problems or delays will occur that would require us to seek additional debt and/or equity funding. The ability of the Company to meet its obligations and continue the research and development of its product candidate is dependent on its ability to continue to raise adequate financing. There can be no assurance that such financing will be available to the Company in the amount required at any time or for any period or, if available, that it can be obtained on terms satisfactory to the Company. The Company may tailor its drug candidate program based on the amount of funding it raises.

2	Significant accounting policies

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) and are presented in United States dollars. The Company’s functional currency is the United States dollar.

In the quarter ended March 31, 2013, the Company’s functional currency changed from Canadian dollars to United States dollars as a result of the varying objective factors. Therefore translation of goods and services in a foreign currency is re-measured to the functional currency of the Company with gains and losses on re-measurement recorded in the consolidated condensed statement of loss. Any gains and losses that were previously recorded in accumulated other comprehensive income is unchanged from the date of the change of functional currency which was January 1, 2013.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DelMar Pharmaceuticals, (BC) Ltd., 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”). All intercompany balances and transactions have been eliminated.

The principal accounting policies applied in the preparation of these financial statements are set out below and have been consistently applied to all periods presented.

Unaudited interim financial data

The accompanying unaudited March 31, 2013 consolidated condensed balance sheets, the consolidated statements of loss and comprehensive loss, consolidated condensed statement of changes in stockholders' deficiency,  and consolidated condensed cash flows for the three months ended March 31, 2013 and 2012, and the related interim information contained within the notes to the consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated condensed financial statements should read in conjunction with the annual financial statements as at December 31, 2012 filed in our Form 8-K/A on March 28, 2013. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position at March 31, 2013 and results of its operations and its cash flows for the three months ended March 31, 2013 and 2012. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other future annual or interim period.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as at the end or during the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the derivative liability and the valuation of equity instruments issued for services. Further details of the nature of these assumptions and conditions may be found in the relevant notes to the financial statements.

a)	Fair value of derivative liability

The derivative is not traded in an active market and the fair value is determined using valuation techniques. The Company uses judgment to select a variety of methods to make assumptions that are based on specific management plans and market conditions at the end of each reporting period. The Company uses a fair value estimate to determine the fair value of the derivative liability. The carrying value of the derivative liability would be higher or lower as management estimates around specific probabilities change. The estimates may be significantly different from those recorded in the financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the statement of loss each reporting period. This is considered to be a Level 3 financial instrument.

Clinical trial expenses

Clinical trial expenses are a component of research and development costs and include fees paid to contract research organizations, investigators and other vendors who conduct certain product development activities on behalf of the Company. The amount of clinical trial expenses recognized in a period related to service agreements are based on estimates of the work performed using an accrual basis of accounting. These estimates are based on patient enrollment, services provided and goods delivered, contractual terms and experience with similar contracts. The Company monitors these factors to the extent possible and adjusts our estimates accordingly. Prepaid expenses or accrued liabilities are adjusted if payments to service providers differ from estimates of the amount of service completed in a given period.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

Shares for services

The Company has issued equity instruments for services provided by employees and non-employees. The equity instruments are valued at the fair value of the instrument granted (see notes 6 and 7 for assumptions) based on the completion of these services.

In prior periods the Company transferred shares from the DelMar Employee Share Purchase Trust (the “Trust”) to consultants and management in exchange for services rendered to the Company. The Company recognized the fair value of the shares transferred as an expense with a corresponding increase in common stock. The shares reserved for issuance to consultants and management that are held by the Trust are included in the financial statements at year end. There are no other assets in the Trust. The number of shares outstanding for issue from the Trust at March 31, 2013 is nil (December 31, 2012 – nil).

The shares transferred from the Trust in prior periods have been valued using the fair value of the shares transferred. The Company has used recent share transactions in order to determine the fair value of the shares transferred from the Trust.

Stock options

The Company accounts for these awards under ASC 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. Compensation expense for unvested options to non-employees is revalued at each period end and is being amortized over the vesting period of the options. The determination of grant-date fair value for stock option awards is estimated using the Black-Scholes model, which includes variables such as the expected volatility of the Company’s share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including type of awards granted, employee class, and historical experience. Actual results and future estimates may differ substantially from current estimates.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

Derivative liability

The Company accounts for certain warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies warrants in its balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance. As quoted prices for the derivative liability are not available, the Company uses a simulated probability valuation model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility of similar life sciences companies. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. (note 8).

Loss per share

Loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants is anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding stock options and warrants. At March 31, 2013, potential common shares of 24,985,009 (March 31, 2012 - 3,310,000) relating to warrants and 1,020,000 (March 31, 2012 - 1,020,000) relating to stock options were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

Segment information

The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company operates within a single operating segment being the research and development of cancer indications, and operates in one geographic area, being North America. All of the Company’s assets and headquarters are located in Canada while its clinical operations are conducted in the United States.

Recent accounting pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2013 through the date these financial statements were issued.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

3	Reverse acquisition

On January 25, 2013 (the “Closing Date”), the Company entered into and closed an exchange agreement (the “Exchange Agreement”), with DelMar (BC), Callco, Exchangeco, and the securityholders of DelMar (BC). Pursuant to the Exchange Agreement, (i) the Company issued 4,340,417 shares of common stock  (the “Parent Shares”) to the shareholders of DelMar (BC) who are United States residents (the “U.S. Holders”) in exchange for the transfer to Exchangeco of all 4,340,417 outstanding common shares of DelMar (BC) held by the U.S. Holders, (ii) the shareholders of DelMar (BC) who are Canadian residents (the “Canadian Holders”) received, in exchange for the transfer to Exchangeco of all 8,729,583 outstanding common shares of DelMar (BC) held by the Canadian Holders, 8,729,583 exchangeable shares (the “Exchangeable Shares”) of Exchangeco, and (iii) outstanding warrants to purchase 3,360,000 common shares of DelMar (BC) and outstanding options to purchase 1,020,000 common shares of DelMar (BC) were deemed to be amended such that,  rather than entitling the holder to acquire common shares of DelMar (BC), such options and warrants will entitle the holders to acquire shares of common stock of the Company. The Canadian Holders will be entitled to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company. The aggregate of 13,070,000 shares of common stock of the Company issued to the former shareholders of DelMar (BC) (on an as-exchanged basis with respect to the Exchangeable Shares) represents 80.1% of the outstanding shares of common stock of the Company following the closing of the Exchange Agreement (the “Reverse Acquisition”).

Upon completion of the Reverse Acquisition DelMar (BC) became a wholly-owned subsidiary of the Company. As a result of the shareholders of DelMar (BC) having a controlling interest in the Company subsequent to the Reverse Acquisition, for accounting purposes the transaction is a capital transaction with DelMar (BC) being the accounting acquirer even though the legal acquirer is Berry. No goodwill is recorded with respect to the transaction as it does not constitute a business combination. For accounting purposes, the transaction is reflected as a recapitalization of DelMar (BC) and consideration for the Reverse Acquisition was deemed to be the fair value of the shares that were issued by DelMar (BC) to acquire the net liabilities of Berry on January 25, 2013. The net identifiable liabilities of Berry on the Closing Date of the Reverse Acquisition were as follows:

$

Net liabilities (derivative liability)	2,041,680

The Company determined the fair value of the shares issued on the Reverse Acquisition to be $1,690,004. As a result of the Reverse Acquisition being treated as a recapitalization of DelMar (BC) the Company recognized the loss of $3,731,684 incurred upon the closing of the Reverse Acquisition as an adjustment to opening deficit in the consolidated condensed interim statement of changes in stockholders' deficiency at March 31, 2013.

4	Valent Technologies LLC agreement

Pursuant to a loan agreement dated February 3, 2011, the Company received a loan from Valent Technologies LLC (“Valent”) of $250,000 for the purchase of the prototype drug product. The loan is payable on demand, unsecured, and bears interest at 3.00% per year. The loan payable balance at March 31, 2013 is $266,307 including accrued interest of $16,307. The Company has accrued interest of $1,955 for the three months ended March 31, 2013 (March 31, 2012 - $1,864). As a result of the Company’s expectation as to the timing of the repayment of the Valent loan, the Company has presented the full loan and accrued interest balance as a non-current liability at March 31, 2013 and December 31, 2012.

Pursuant to its agreement with Valent, the Company agreed to issue warrants to Valent under certain circumstances. The financing completed by the Company that closed in February 2012 resulted in the Company issuing 500,000 warrants to Valent on February 1, 2012 at an exercise price of CDN$0.50 per warrant (note 7). In exchange for the warrants Valent has assigned all of its right, title and interest in and to the patents for VAL-083 to the Company. The fair value of the contingent warrants of $89,432 has been recognized as an expense and a corresponding increase to additional paid-in capital.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

5	Related party transactions

During the three months ended March 31, 2013

Pursuant to consulting agreements with the Company’s officers and directors the Company pays a total of $36,784 per month to its officers and directors. Pursuant to these agreements the Company recognized a total of $110,352 in compensation expense for the three months ended March 31, 2013.

Included in accounts payable at March 31, 2013 is an aggregate amount owing of $52,052 (December 31, 2012 - $133,658) to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

Included in related party payables at March 31, 2013 is an amount of $244,007 (December 31, 2012 - $314,119) relating to clinical development costs incurred by Valent on behalf of the Company. On April 30, 2012, Valent was issued 500,000 common shares for partial settlement of the Company’s accounts payable balance with Valent. The total settlement amount was $253,050. Additionally, the Company also has a loan payable, including accrued interest, of $266,307 due to Valent at March 31, 2013. The Company has accrued interest of $1,955 for the three months ended March 31, 2013. One of the directors and officers of the Company is also a Principal of Valent. As a result of the Company not expecting to repay Valent within the next twelve months, the balance of the loan and accrued interest has been disclosed as a long-term liability.

On January 25, 2013, in connection with the Reverse Acquisition (note 3), Valent was issued 1,150,000 shares of common stock of the Company in exchange for Valent reducing certain future royalties under the Assignment Agreement (note 7(c)). As a result of the share issuance the Company has recognized an expense of $598,000 for the three months ended March 31, 2013.

During the three months ended March 31, 2012

Pursuant to consulting agreements with the Company’s officers and directors the Company paid a total of $26,973 per month to its directors. Under two of these agreements the directors have elected to receive a portion of their aggregate compensation in the form of units. During the three months ended March 31, 2012 the Company issued 360,000 units for a total amount of $180,144. The units issued relate to an amount of $15,012 per month from January to December 2012 inclusive.  As a result, the Company has recognized $45,036 in services for the three months ended March 31, 2012 (note 6). Of the $45,036, $14,997 has been recognized as general and administrative and $30,039 has been recognized as research and development.

Additionally, under the consulting agreements the Company paid its offices and directors cash compensation totaling an aggregate $11,494 per month. The company has paid $34,482 for the three months ended March 31, 2012.

The Company also has a loan payable due to Valent. The Company has accrued interest of $1,864 for the three months ended March 31, 2012.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

On February 1, 2012 the Company granted an aggregate of 450,000 stock options at an exercise price of CDN $0.50 to certain directors (note 7).

6	Derivative liability

The Company has issued stock purchase warrants. Based on the terms of certain of these warrants the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value each reporting period with the changes in fair value recorded in the consolidated condensed statement of loss and comprehensive loss.

CDN $0.50 Unit Warrants

The Company issued 4,150,000 units on January 23, 2012, 560,000 on February 27, 2012 and 50,000 on May 10, 2012. In addition, during the year ended December 31, 2011 the Company issued 500,000 units on October 3, 2011, 100,000 on October 7, 2011, and 50,000 on November 11, 2011. In total, the Company issued 5,410,000 units for services in settlement of accounts payable and cash proceeds for an aggregate of $2,671,923 (CDN $2,705,000).

The proceeds from the issuance of 3,000,000 of these units issued during the quarter ended March 31, 2012 were held in escrow pursuant to an exclusive option investment agreement with a strategic investor. Subsequently, the Company elected to let the option expire and the related units were cancelled and the funds returned to the subscriber in order for the Company to retain control over certain intellectual property and commercial rights.

The warrants issued with the units have been re-valued at March 31, 2013 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 84%, risk free rate - 0.35% and a term of ten months.

Investor Warrants

In connection with the Reverse Acquisition (note 3), on January 25, 2013, January 31, 2013, February 8, 2013, February 21, 2013, February 28, 2013, March 1, 2013, and March 6, 2013, the Company entered into and closed a series of subscription agreements with accredited investors (the “Investors”), pursuant to which the Company issued an aggregate of 13,125,002 Units at a purchase price of $0.80 per Unit, for aggregate gross proceeds of $10,500,000 (the “Private Offering”). Each Unit consists of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $0.80. The exercise price of the Investor Warrants is subject to adjustment in the event that the Company sells common stock at a price lower than the exercise price, subject to certain exceptions. The Investor Warrants are redeemable by the Company at a price of $0.001 per Investor Warrant at any time subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $1.60 per share with an average trading volume of 50,000 shares per day and (ii) the underlying shares of common stock are registered.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

The Investor Warrants issued with the units have been re-valued at March 31, 2013 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 104%, risk free rate - 1.0% and a term of five years.

Dividend Warrants

As a result of the Reverse Acquisition, certain warrants that Berry issued pursuant a warrant dividend became warrants of the Company (the “Dividend Warrants”). The Dividend Warrants are exercisable at $1.25 per share until January 24, 2018. The Dividend Warrants will only be exercisable at such times as the underlying shares of common stock are registered. The Dividend Warrants will be redeemable by the Company at a price of $0.001 per Dividend Warrant at any time commencing 18 months following the date of issuance subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $2.50 per share and (ii) the underlying shares of common stock are registered. Subject to the conditions set forth therein, the Dividend Warrants may be redeemed by the Company upon not less than sixty (60) days nor more than ninety (90) days prior written notice.

The Dividend Warrants have been measured at fair value at March 31, 2013 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 104%, risk free rate - 1.0% and a term of five years.

The Company’s derivative liability is summarized as follows:

	March 31, 2013 $	December 31, 2012 $

Opening balance	121,000	106,146

Issuance of units	3,681,372	333,356
Dividend Warrant liability acquired on Reverse Acquisition	2,041,680	-
Change in fair value	2,543,574	(318,502)

Closing balance	8,387,626	121,000

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

7	Stockholders’ deficiency

Preferred stock

Authorized
5,000,000 preferred shares, $0.001 par value

Issued and outstanding at March 31, 2013 - 1 (December 31, 2012 - none)

In connection with the Exchange Agreement (note 3), on the Closing Date, the Company, Callco, Exchangeco and Computershare Trust Company of Canada (the “Trustee”) entered into a voting and exchange trust agreement (the “Trust Agreement”). Pursuant to the Trust Agreement, Company issued one share of Special Voting Preferred Stock (the “Special Voting Share”) to the Trustee, and the parties created a trust for the Trustee to hold the Special Voting Share for the benefit of the holders of the Exchangeable Shares (other than the Company and any affiliated companies) (the “Beneficiaries”). Pursuant to the Trust Agreement, the Beneficiaries will have voting rights in the Company equivalent to what they would have had they received shares of common stock in the same amount as the Exchangeable Shares held by the Beneficiaries.

In connection with the Exchange Agreement and the Trust Agreement, on January 17, 2013, the Company filed a certificate of designation of Special Voting Preferred Stock (the “Special Voting Certificate of Designation”) with the Secretary of State of Nevada. Pursuant to the Special Voting Certificate of Designation, one share of the Company’s blank check preferred stock was designated as Special Voting Preferred Stock. The Special Voting Preferred Stock votes as a single class with the common stock and is entitled to a number of votes equal to the number of Exchangeable Shares of Exchangeco outstanding as of the applicable record date (i) that are not owned by the Company or any affiliated companies and (ii) as to which the holder has received voting instructions from the holders of such Exchangeable Shares in accordance with the Trust Agreement.

The Special Voting Preferred Stock is not entitled to receive any dividends or to receive any assets of the Company upon any liquidation, and is not convertible into common stock of the Company.

The voting rights of the Special Voting Preferred Stock will terminate pursuant to and in accordance with the Trust Agreement. The Special Voting Preferred Stock will be automatically cancelled at such time as the share of Special Voting Preferred Stock has no votes attached to it.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

Common stock

Authorized
200,000,000 common shares, $0.001 par value

Issued and outstanding at March 31, 2013 - 30,635,009 (December 31, 2012 - 13,050,000).  The issued and outstanding common shares include 8,729,583 shares of common stock on an as-exchanged basis with respect to the Exchangeable Shares (note 3).

a)	Shares issued for the Reverse Acquisition

On January 25, 2013, the Company entered into and closed an Exchange Agreement with DelMar (BC) (note 3). The Reverse Acquisition resulted in the Company acquiring DelMar (BC) by issuing a sufficient number of shares such that the shareholders of DelMar (BC) had a controlling interest in the Company subsequent to the completion of the Reverse Acquisition. At the time of the Reverse Acquisition, there were 13,070,000 common shares of DelMar (BC) and 3,250,007 shares of common stock of the Company issued and outstanding. All of the 13,070,000 shares of DelMar (BC) were acquired either directly or indirectly (through Exchangeco) by the Company resulting in DelMar (BC) becoming a wholly owned subsidiary of the Company.

As a result of the shareholders of DelMar (BC) having a controlling interest in the Company subsequent to the Reverse Acquisition, for accounting purposes the transaction constitutes a reverse recapitalization with DelMar (BC) being the accounting acquirer even though legally the Company is the acquirer. Therefore, for accounting purposes, the Company is shown to have issued 3,250,007 common shares for the Reverse Acquisition (note 3).

b)	$0.80 Unit offering

In connection with the Reverse Acquisition, on January 25, 2013, January 31, 2013, February 8, 2013, February 21, 2013, February 28, 2013, March 1, 2013, and March 6, 2013, the Company entered into and closed a series of subscription agreements with accredited investors (the “Investors”), pursuant to which the Company issued an aggregate of 13,125,002 Units at a purchase price of $0.80 per Unit, for aggregate gross proceeds of $10,500,000 (the “Private Offering”). Each Unit consists of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $0.80. The exercise price of the Investor Warrants is subject to adjustment and the Investor Warrants are redeemable under certain circumstances (note 6).

The Company retained Charles Vista, LLC (the “Placement Agent”) as the placement agent for the Private Offering. The Company paid the Placement Agent a cash fee of $1,050,000 (equal to 10% of the gross proceeds), a non-accountable expense allowance of $315,000 (equal to 3% of the gross proceeds), and a one-year consulting fee of $60,000. In addition, the Company incurred other unit issue and closings costs of approximately $500,000 resulting in net proceeds to the Company of $8,575,000. Certain of the additional closing costs are not eligible to be treated as share issue costs and as a result they have been expensed. Net unit proceeds per the consolidated condensed interim statements of cash flows include gross unit proceeds less cash share issue costs attributable to the shares only. The portion of the unit issue costs attributable to the derivative liability has been expensed.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

In addition, the Company issued to the Placement Agent five-year warrants (the “Placement Agent Warrants”) to purchase 5,250,000 shares of common stock (equal to 20% of the shares of common stock (i) included as part of the Units sold in the Private Offering and (ii) issuable upon exercise of the Investor Warrants) at an exercise price of $0.80, exercisable on a cash or cashless basis.

The Company also engaged the Placement Agent as its warrant solicitation agent in the event the Investor Warrants are called for redemption and will pay a warrant solicitation fee to the Placement Agent equal to 5% of the amount of funds solicited by the Placement Agent upon the exercise of the Investor Warrants following such redemption.

In connection with the Private Offering, the Company entered into a registration rights agreement with the Investors, pursuant to which the Company agreed to file a registration statement (the “Registration Statement”) registering for resale all shares of common stock (a) included in the Units; and (b) issuable upon exercise of the Investor Warrants, no later than 90 days after the completion of the Private Offering (the “Filing Deadline”) and to use commercially reasonable efforts to cause the Registration Statement to become effective within 180 days of the Filing Deadline. The Company agreed to use commercially reasonably efforts to keep the Registration Statement effective while the Investor Warrants are outstanding.

Certain of the Private Offering costs were incurred by the Company prior to December 31, 2012. These costs of $90,771 were treated as issue costs during the three months ended March 31, 2013.

c)	Shares issued to Valent for future royalty reduction

Simultaneous with the Reverse Acquisition, the Company issued to Valent 1,150,000 shares of common stock in exchange for Valent reducing certain future royalties under its Assignment Agreement with the Company (note 5).

d)	Shares issued for services

Pursuant to a consulting agreement dated May 1, 2012 the Company is required to issue 20,000 shares of common stock per month from June 1, 2012 to May 1, 2013 inclusive. Under this agreement the Company has issued 60,000 shares of common stock for the three months ended March 31, 2013. The shares have been valued using the fair value of shares recently issued by the Company.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

Stock Options

On February 1, 2012 the Company’s board of directors approved its stock option plan (the “Plan”). Under the Plan the number of common shares that will be reserved for issuance to officers, directors, employees and consultants under the Plan will not exceed 7.5% of the share capital of the Company on a fully diluted basis. On February 1, 2012 the Company granted 930,000 options and on June 15, 2012 an additional 90,000 options were granted under the Plan. All of the stock options granted have an exercise price of CDN $0.50 and expire 10 years from the date of grant. Of the 1,020,000 stock options granted, 450,000 vest in equal monthly installments over one year and 570,000 vest in equal monthly installments over three years. Included in the total number of stock options granted were 450,000 granted in equal tranches to the Company’s three directors.

In the event of the sale of 66 2/3% of the equity securities of the Company where equity securities include shares, warrants, stock options, and any convertible securities of the Company, any options not yet granted under the Plan shall be deemed granted to the principle founders of the Company on a pro-rata basis in accordance with their ownership of the Company on a fully-diluted basis immediately prior to the closing of such a sale.

The following table sets forth the options outstanding under the Plan are as follows:

	Number of stock options outstanding	Weighted average exercise price CDN$

Balance - December 31, 2012 and March 31, 2013	1,020,000	0.50

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

The following table summarizes stock options currently outstanding and exercisable at March 31, 2013:

Exercise price $Cdn	Number outstanding at March 31, 2013	Weighted average remaining contractual life (years)	Weighted average exercise price $CDN	Number exercisable at March 31, 2013	Exercise price $CDN

$0.50	1,020,000	8.87	0.50	660,500	0.50

Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options have been valued using a Black-Scholes pricing model using the following assumptions:

	March 31, 2013	Grant date

Dividend rate	0%	0%
Volatility	84.8%	97.3%
Risk-free rate	1.00%	1.25%
Term - years	1.80	3.0

During the quarter ended March 31, 2013 the Company’s functional currency changed from $CDN to $USD. As a result, certain stock options previously granted by the Company are now recognized as a long-term liability. The Company has recognized the following amounts as stock-based compensation expense for the periods noted:

	Three months ended March 31,
	2013	2012
	$	$

Research and development	152,480	61,069
General and administrative	51,865	27,350
	204,345	88,419

Of the total expense of $204,345, $183,499 has been recognized as a liability and $20,846 as paid in capital. The aggregate intrinsic value of stock options outstanding at March 31, 2013 was $1,181,007 and the aggregate intrinsic value of stock options exercisable at March 31, 2013 was $764,760. As of March 31, 2013 there was $190,403 (March 31, 2012 - $191,383) in unrecognized compensation expense that will be recognized over the next eighteen months. No stock options have been exercised under the Plan.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

A summary of status of the Company’s unvested stock options under all plans is presented below:

	Number of Options	Weighted average exercise price $CDN	Weighted average grant date fair value $CDN

Unvested at December 31, 2012	444,500	0.50	0.304

Granted	-	-	-
Vested	(85,000)	0.50	0.304

Unvested at March 31, 2013	359,500	0.50	0.304

Warrants

	Number of Warrants	Amount $

Balance - December 31, 2012	950,000	153,106

Warrants issued as unit issue costs	5,250,000	6,288,594

Balance - March 31, 2013	6,200,000	6,441,700

As part of the Company’s unit offering the Company has issued 5,250,000 Placement Agent Warrants (note 7(b)). The Placement Agent Warrants have been recognized as non-cash issue costs and costs have been allocated to common stock and derivative liability. The portion allocated to additional period in capital was $4,087,586 and the portion allocated to derivative liability was $2,201,008. The Placement Agent warrants have been valued using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 104%, risk free rate - 1.0% and a term of five years.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

Certain of the Company’s warrants have been recognized as a derivative liability (note 6). Below is a table that summarizes all of the Company’s outstanding warrants as of March 31, 2013:

Description	Number

CDN $0.50 warrants (note 6) (i)	2,410,000
Issued as broker warrants (ii)	105,000
Issued for patents (iii)	500,000
Issued for services (iv)	345,000
Investor Warrants (note 6) (v)	13,125,002
Dividend warrants (note 6)(vi)	3,250,007
Placement Agent (vii)	5,250,000

Closing balance - March 31, 2013	24,985,009

i)
All of the warrants expire on January 25, 2014. They are exercisable at $0.96 per warrant until July 25, 2013 and $1.20 per warrant from July 26, 2013 until January 25, 2014. A total of 110,000 warrants are exercisable on a cashless basis.

ii)
The Company has issued broker warrants as finder’s fees in relation to the issuance of certain of the CDN $0.50 units issued during the years ended December 31, 2011 and 2012. All of the warrants were issued on March 1, 2012 and have an exercise price of CDN $0.50 per warrant. Of the total, 100,000 expire March 1, 2015 and 5,000 expire March 1, 2014.

iii)	The Company issued 500,000 warrants to Valent (note 3). The warrants have an exercise price of CDN $0.50 per warrant and expire February 1, 2017.

iv)
The Company has issued 345,000 warrants for investor relations services. The warrants were issued on February 1, 2012 and they vested in 12 equal installments over a 12-month period commencing on March 1, 2012. The warrants have an exercise price of CDN $0.50 per warrant and expire February 1, 2015.

v)
The Investor Warrants were issued as part of the Company’s $0.80 unit offering. They were issued in tranches on January 25, 2013, January 31, 2013, February 8, 2013, February 21, 2013, February 28, 2013, March 1, 2013, and March 6, 2013 respectively (note 7(b)). They are exercisable at $0.80 per warrant for five years commencing from their respective issue dates.

vi)	The Dividend Warrants are exercisable at $1.25 per warrant until January 24, 2018.

vii)	The Placement Agent are exercisable at $0.80 per warrant until March 6, 2018. The Placement Agent Warrants were all issued on March 6, 2013.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2013

(expressed in US dollars unless otherwise noted)

8	Financial instruments

The Company has financial instruments that are measured at fair value. To determine the fair value, we use the fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use to value an asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs based on assumptions about the factors market participants would use to value an asset or liability. The three levels of inputs that may be used to measure fair value are as follows:

•	Level one - inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities;

•
Level two - inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

•	Level three - unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, related party payables and derivative liability. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

As quoted prices for the derivative liability are not readily available, the Company has used a simulated probability valuation model, as described in note 2 to estimate fair value. The derivative liability utilizes Level 3 inputs as defined above.

The Company has the following liabilities under the fair value hierarchy:

	March 31, 2013

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	8,387,626

	December 31, 2012

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	121,000

9	Subsequent events

Share issuances

On April 8, 2013 the Company issued 515,000 shares of common stock for services.

Stock options

On April 22, 2013 the Company granted 120,000 stock options at an exercise price of $1.54. In addition, the Company cancelled 120,000 stock options at an exercise price of CDN $0.50 per option.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management Discussion and Analysis (“MD&A”) contains “forward-looking statements”, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this MD&A. Except as may be required under applicable securities laws, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this MD&A or to reflect the occurrence of unanticipated events.

You should review the factors and risks we describe under “Risk Factors” in our report on Form 8-K/A filed with the Securities and Exchange Commission on March 14, 2013. Actual results may differ materially from any forward-looking statement.

Overview

DelMar Pharmaceuticals, Inc. (the “Company”) is a Nevada corporation formed on June 24, 2009 under the name Berry Only Inc. (“Berry”). Prior to the Reverse Acquisition (discussed below), Berry did not have any significant assets or operations. DelMar Pharmaceuticals, Inc. is the parent company of Del Mar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), a British Columbia, Canada corporation incorporated on April 6, 2010, which is a development stage company with a focus on the development of drugs for the treatment of cancer. The company is also the parent company to 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”). Callco and Exchangeco were formed to facilitate the Reverse Acquisition.

The Company acquired (either directly or indirectly (through Exchangeco)) all of the issued and outstanding shares of DelMar (BC) on January 25, 2013. As a result of the shareholders of DelMar (BC) having a controlling interest in the Company subsequent to the Reverse Acquisition, for accounting purposes the transaction is a capital transaction with DelMar (BC) being the accounting acquirer even though the legal acquirer is Berry. Therefore, the historic financial statements of DelMar (BC) are presented as the comparative balances for the periods prior to the Reverse Acquisition.

References to the Company refer to the Company and its wholly-owned subsidiaries, DelMar (BC), Callco and Exchangeco. Prior to the Reverse Acquisition references to Berry relate to the Company prior to the Reverse Acquisition.

Our drug discovery research and development focuses on identifying well-validated clinical and commercial-stage compounds and establishing a scientific rationale for development in modern orphan cancer indications. We conduct further research on promising candidates through our network of consultants and contract research organizations. This approach allows us to rapidly identify and advance potential drug candidates without significant investment in “wet lab” infrastructure. Based on this strategy, we acquired intellectual property and prototype drug product related to our lead drug candidate, VAL-083, from Valent Technologies LLC (“Valent”) in September 2010 and initiated new clinical trials in 2011. In addition, we have identified multiple additional drug candidates that we may have the opportunity to license or acquire in the future.

VAL-083

Central Nervous System Cancers

Our lead product candidate, VAL-083, represents a “first in class” small-molecule chemotherapeutic. The molecular structure of VAL-083 is not an analogue or derivative of other small molecule chemotherapeutics approved for the treatment of cancer. VAL-083, which was originally discovered in the 1960’s, has been assessed in multiple clinical studies sponsored by the National Cancer Institute (“NCI”) in the United States as a treatment for various cancers including lung, brain, cervical, ovarian tumors and leukemia. Published pre-clinical and clinical data suggest that VAL-083 may be active against a range of tumor types. VAL-083 is approved as a cancer chemotherapeutic in China for the treatment of chronic myelogenous leukemia (“CML”) and lung cancer. VAL-083 has not been approved for any indications outside of China.

Upon obtaining regulatory approval, we intend to commercialize VAL-083 and other product candidates for the treatment of orphan and cancer indications where patients have failed other therapies or have limited medical options. Orphan diseases are defined in the United States under the Rare Disease Act of 2002 as “any disease or condition that affects less than 200,000 persons in the United States”. The Orphan Drug Act of 1983 is a federal law that provides financial and other incentives including a period of market exclusivity to encourage the development of new treatments for orphan diseases.

We research the mechanism of action of our product candidates to determine the clinical indications best suited for therapy and attempt to rapidly advance our product candidates into human clinical trials and toward commercialization. In October 2011, we initiated clinical trials with VAL-083 as a potential new treatment for glioblastoma multiforme (“GBM”), the most common and aggressive form of brain cancer. In April 2012, we presented data at the American Association of Cancer Research’s (“AACR”) annual meeting demonstrating that VAL-083 maintains activity in tumors resistant to the current front-line GBM therapy, Temodar®. In November 2012, we presented interim data from our clinical trial at the Annual Meeting of the Society for NeuroOncology demonstrating that VAL-083 can shrink or halt the growth of tumors in brain cancer patients who have failed other approved treatments. In April 2013 at the most recent annual meeting of the AACR in Washington, D.C. we announced additional positive interim data supporting the safety and tolerability of VAL-083 in GBM patients and patients with other solid tumors, such as lung cancer, which has spread to the brain. The data support the further development of VAL-083. To date we have announced the interim results of the first three cohorts of patients enrolled in our clinical trial. During 2013 we plan to continue our clinical trials with VAL-083 as a potential treatment for patients who have failed other therapies. Currently, there is no approved therapy for these patients. The goal of the current trial is to establish a modernized dosing regimen for advancement into registration trials with the Federal Drug Administration (“FDA”).

In addition to our clinical development activities in the United States, we have obtained exclusive commercial rights to VAL-083 in China. In October 2012, we announced that we had entered into a collaboration agreement with the only manufacturer licensed by the Chinese State Food and Drug Administration (“SFDA”) to produce the product for the China market. This agreement provides us with exclusive commercial rights which positions us with the potential to generate near-term revenue through product sales or royalties for its approved indications in China while we seek global approval in new indications. Our strategy in China is to develop new clinical and non-clinical data in collaboration with leading cancer researchers to demonstrate the utility of VAL-083 in the treatment of CML and lung cancer, particularly for patients who do not respond to, or cannot access, modern treatments such as tyrosine kinase inhibitors. Management believes the data, if favorable, will allow the repositioning of VAL-083 in the China market, and eventually global markets, for the treatment of hematologic cancers and solid tumors. We anticipate seeking a marketing partner for VAL-083 in China in order to obtain royalty revenue from that market in the near-term.

We have filed a broad portfolio of new patent applications to protect our intellectual property. Our patent applications claim compositions and methods related to the use of VAL-083 and related compounds as well as methods of synthesis and quality controls for the manufacturing process of VAL-083. We announced that VAL-083 has been granted Orphan Drug protection for the treatment of glioma, including GBM by the FDA in the United States and the European Medicines Association (“EMA”) in February 2012 and January 2013, respectively. Orphan drugs generally follow the same regulatory development path as any other pharmaceutical product. However, incentives such as scientific advice and reduction or waiver of registration fees and access to specialized grant funding may be available to support and accelerate development of orphan drug candidates. In addition, the orphan drug designation means that we may sell VAL-083 as a treatment for glioma without competition for seven years in the United States and for ten years in the European Union following market approval, in respect of a medicinal product containing a similar active substance for the same indication.

Lung Cancer

The activity of VAL-083 against solid tumors, including lung cancer, has been established in both pre-clinical and human clinical trials conducted by the NCI and by the drug's commercial approval in China. Decision Resources, Inc. forecasts that the non-small cell lung cancer (“NSCLC”) drug market will exceed USD $4.1 billion in 2012. We plan to establish a strong scientific and clinical rationale to support out-licensing activities to unlock the potential value of the drug in partnership with larger pharmaceutical companies with the resources and commercial infrastructure to effectively develop and launch a lung cancer product.

Additional Orphan Drug Indications

We have established a high-level scientific rationale for the development of VAL-083 in additional high-value orphan cancer indications. Hematologic cancers such as acute myeloid leukemia (“AML”) are of particular interest based on published human clinical data and lack of effective therapeutic options. We have initiated preliminary discussions with leading cancer researchers regarding the development of a clinical strategy for the development of VAL-083 in hematologic cancers.

Developing Partnerships with Pharmaceutical Companies

Guangxi Wuzhou Pharmaceutical Company

We have a strategic collaboration with Guangxi Wuzhou Pharmaceutical Company, a subsidiary of publicly traded Guangxi Wuzhou Zhongheng Group Co., Ltd for the development of VAL-083 (marketed as “DAG” in China). VAL-083 is approved by the SFDA as a cancer chemotherapy for the treatment of CML and lung cancer. Guangxi Wuzhou Pharmaceuticals is licensed by the SFDA to manufacture and sell VAL-083 in China for these indications.

We are party to a memorandum of understanding and collaboration agreement, dated October 25, 2012 (the “Guangxi Agreement”), with Guangxi. Pursuant to the Guangxi Agreement, we granted to Guangxi a royalty-free license to certain of its intellectual property, as it relates to quality control and drug production methods for VAL-083, and we agreed that Guangxi will be our exclusive supplier of VAL-083 for clinical trials and sales for the China, United States, Canadian and European markets, subject to Guangxi’s obtaining and maintaining cGMP certification by the FDA, EMEA or other applicable regulatory agencies, and Guangxi’s being able to meet volumes ordered by us. Guangxi agreed that it may not sell VAL-083 for markets outside of China to any other purchaser other than us. In addition, Guangxi granted us a pre-emptive right (subject to our acceptance of proposed sales volume and prices) to purchase VAL-083 produced by Guangxi. The term of the Guangxi Agreement (except as it relates to the pre-emptive right in the China market) is indefinite, subject to termination upon written agreement of all parties, or if either party breaches any material term and fails to remedy such breach within 30 days of receipt of notice of the breach, or if any action to be taken thereunder is not agreed to by both parties, provided that such matter is referred to the chief executive officer of both parties, and they are unable to resolve such matter within 90 days. No payments have been made to date under the Guangxi Agreement.

The Company and Guangxi Wuzhou Pharmaceuticals plan to use new data being generated through our clinical programs to expand the market in China and to seek regulatory approval for the drug in multiple indications on a global basis. The collaboration expands the exclusive supply relationship between us and Guangxi Wuzhou Pharmaceuticals to include the Chinese market and all markets outside China. The companies will work together to ensure the product specifications meet global standards in order to accelerate international development and regulatory approval. Guangxi Wuzhou Pharmaceuticals will provide funding for clinical trials conducted in China and will be the exclusive supplier of DAG for injection and we will be responsible for development and commercialization.

The protection of intellectual property rights in China (where VAL-083 is manufactured pursuant to the Guangxi Wuzhou Pharmaceuticals collaboration agreement with the only manufacturer presently licensed by the SDFA to produce the product for the China market, and where VAL-03 is approved for the treatment of CML and lung cancer) is relatively weak compared to the United States, which may negatively affect our ability to generate revenue from VAL-083.

Reverse Acquisition

On January 25, 2013 (the “Closing Date”), the Company entered into and closed an exchange agreement (the “Exchange Agreement”), with DelMar (BC), Callco, Exchangeco, and the securityholders of DelMar (BC). Pursuant to the Exchange Agreement, (i) the Company issued 4,340,417 shares of common stock to the shareholders of DelMar (BC) who are United States residents (the “U.S. Holders”) in exchange for the transfer to Exchangeco of all 4,340,417 outstanding common shares of DelMar (BC) held by the U.S. Holders, (ii) the shareholders of DelMar (BC) who are Canadian residents (the “Canadian Holders”) received, in exchange for the transfer to Exchangeco of all 8,729,583 outstanding common shares of DelMar (BC) held by the Canadian Holders, 8,729,583 exchangeable shares (the “Exchangeable Shares”) of Exchangeco, and (iii) outstanding warrants to purchase 3,360,000 common shares of DelMar (BC) and outstanding options to purchase 1,020,000 common shares of DelMar (BC) were deemed to be amended such that, rather than entitling the holder to acquire common shares of DelMar (BC), such options and warrants will entitle the holders to acquire shares of common stock of the Company. The Canadian Holders will be entitled to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company. The aggregate of 13,070,000 shares of common stock of the Company issued to the former shareholders of DelMar (BC) (on an as-exchanged basis with respect to the Exchangeable Shares) represents 80.1% of the outstanding shares of common stock of the Company following the closing of the Exchange Agreement (the “Reverse Acquisition”)

Upon completion of the Reverse Acquisition DelMar (BC) became a wholly-owned subsidiary of the Company. As a result of the shareholders of DelMar (BC) having a controlling interest in the Company subsequent to the Reverse Acquisition, for accounting purposes the transaction is a capital transaction with DelMar (BC) being the accounting acquirer even though the legal acquirer is Berry. No goodwill is recorded with respect to the transaction as it does not constitute a business combination. For accounting purposes, the transaction is reflected as a recapitalization of DelMar (BC) and consideration for the Reverse Acquisition was deemed to be the fair value of the shares that were issued by DelMar (BC) to acquire the net liabilities of Berry on January 25, 2013. The net identifiable liabilities of Berry on the Closing Date of the Reverse Acquisition were as follows:

$

Net liabilities (derivative liability)	2,041,680

The Company determined the fair value of the shares issued on the Reverse Acquisition to be $1,690,004. As a result of the Reverse Acquisition being treated as a recapitalization of DelMar (BC) the Company recognized the loss of $3,731,684 incurred upon the closing of the Reverse Acquisition as an adjustment to opening deficit in the consolidated condensed interim statement of stockholder’s deficiency at March 31, 2013.

Unit Offering

In connection with the Reverse Acquisition, on January 25, 2013, January 31, 2013, February 8, 2013, February 21, 2013, February 28, 2013, March 1, 2013, and March 6, 2013, the Company entered into and closed a series of subscription agreements with accredited investors (the “Investors”), pursuant to which the Company issued an aggregate of 13,125,002 Units at a purchase price of $0.80 per Unit, for aggregate gross proceeds of $10,500,000 (the “Private Offering”). Each Unit consists of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $0.80. The exercise price of the Investor Warrants is subject to adjustment in the event that the Company sells common stock at a price lower than the exercise price, subject to certain exceptions. The Investor Warrants are redeemable by the Company at a price of $0.001 per Investor Warrant at any time subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $1.60 per share with an average trading volume of 50,000 shares per day and (ii) the underlying shares of common stock are registered.

The Company retained Charles Vista, LLC (the “Placement Agent”) as the Placement Agent for the Private Offering. The Company paid the Placement Agent a cash fee of $1,050,000 (equal to 10% of the gross proceeds), a non-accountable expense allowance of $315,000 (equal to 3% of the gross proceeds), and a one-year consulting fee of $60,000. In addition, the Company incurred other closing costs of approximately $500,000 resulting in net proceeds to the Company of $8,575,000. Certain of the additional closing costs were not eligible to be treated as share issue costs and as a result they have been expensed. Net unit proceeds per the consolidated condensed interim statements of cash flows include gross unit proceeds less cash issue costs attributable to the common stock only. The portion of the unit issue costs attributable to the derivative liability has been expensed.

In addition, the Company issued to the Placement Agent five-year warrants (the “Placement Agent Warrants”) to purchase 5,250,000 shares of common stock (equal to 20% of the shares of common stock (i) included as part of the Units sold in the Private Offering and (ii) issuable upon exercise of the Investor Warrants) at an exercise price of $0.80, exercisable on a cash or cashless basis.

The Company also engaged the Placement Agent as its warrant solicitation agent in the event the Investor Warrants are called for redemption and will pay a warrant solicitation fee to the Placement Agent equal to 5% of the amount of funds solicited by the Placement Agent upon the exercise of the Investor Warrants following such redemption.

In connection with the Private Offering, the Company entered into a registration rights agreement with the Investors, pursuant to which the Company agreed to file a registration statement (the “Registration Statement”) registering for resale all shares of common stock (a) included in the Units; and (b) issuable upon exercise of the Investor Warrants, no later than 90 days after the completion of the Private Offering (the “Filing Deadline”) and to use commercially reasonable efforts to cause the Registration Statement to become effective within 180 days of the Filing Deadline. The Company agreed to use commercially reasonably efforts to keep the Registration Statement effective while the Investor Warrants are outstanding.

Certain of the Private Offering costs were incurred by the Company prior to December 31, 2012. These costs of $90,771 were treated as issue costs during the three months ended March 31, 2013.

Related Parties

The Company acquired its VAL-083 prototype drug, patents and technology rights from Valent. In addition, Valent has incurred a significant portion of the Company’s clinical expenses during the periods ended December 31, 2011 and 2012 and has in turn invoiced the Company for those expenses. One of the Company’s officers and directors is also a Principal of Valent and as result Valent is a related party to the Company.

The following related party transactions and balances have been recorded by the Company.

During the three months ended March 31, 2013

Pursuant to consulting agreements with the Company’s officers and directors the Company pays a total of $36,784 per month to its officers and directors. Pursuant to these agreements the Company recognized a total of $110,352 in compensation expense for the three months ended March 31, 2013.

Included in accounts payable at March 31, 2013 is an aggregate amount owing of $52,052 (December 31, 2012 - $133,658) to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

Also included in accounts payable at March 31, 2013 is an amount of $244,007 (December 31, 2012 - $314,119) relating to clinical development costs incurred by Valent on behalf of the Company. On April 30, 2012, Valent was issued 500,000 common shares for partial settlement of the Company’s accounts payable balance with Valent. The total settlement amount was $253,050. Additionally, the Company also has a loan payable, including accrued interest, of $266,307 due to Valent at March 31, 2013. The Company has accrued interest of $1,955 for the three months ended March 31, 2013. As a result of the Company not expecting to repay Valent within the next twelve months, the balance of the loan and accrued interest has been disclosed as a long-term liability.

On January 25, 2013, in connection with the Reverse Acquisition, Valent was issued 1,150,000 shares of common stock of the Company in exchange for Valent reducing certain future royalties under the Assignment Agreement. As a result of the share issuance the Company has recognized an expense of $598,000 for the three months ended March 31, 2013.

During the three months ended March 31, 2012

Pursuant to consulting agreements with the Company’s officers and directors the Company paid a total of $26,973 per month to its directors. Under two of these agreements the directors have elected to receive a portion of their aggregate compensation in the form of units. During the three months ended March 31, 2012 the Company issued 360,000 units for a total amount of $180,144. The units issued relate to an amount of $15,012 per month from January to December 2012 inclusive. As a result, the Company has recognized $45,036 in services for the three months ended March 31, 2012. Of the $45,036, $14,997 has been recognized as general and administrative and $30,039 has been recognized as research and development.

Additionally, under the consulting agreements the Company has paid certain of its officers and directors cash compensation totaling an aggregate $11,494 per month. An amount of $34,482 has been paid by the Company for the three months ended March 31, 2012.

The Company also has a loan payable due to Valent. The Company has accrued interest of $1,864 for the three months ended March 31, 2012.

On February 1, 2012 the Company granted an aggregate of 450,000 stock options at an exercise price of CDN $0.50 to certain directors.

Derivative Liability

The Company has issued stock purchase warrants. Based on the terms of certain of these warrants the Company determined that the warrants are a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss.

CDN $0.50 Unit Warrants

The Company issued 4,150,000 units on January 23, 2012, 560,000 on February 27, 2012 and 50,000 on May 10, 2012. In addition, during the year ended December 31, 2011 the Company issued 500,000 units on October 3, 2011, 100,000 on October 7, 2011, and 50,000 on November 11, 2011. In total, the Company issued 5,410,000 units for services in settlement of accounts payable and cash proceeds for an aggregate of $2,671,923 (CDN $2,705,000).

The proceeds from the issuance of 3,000,000 of these units issued during the quarter ended March 31, 2012 were held in escrow pursuant to an exclusive option investment agreement with a strategic investor. Subsequently, the Company elected to let the option expire and the related units were cancelled and the funds returned to the subscriber in order for the Company to retain control over certain intellectual property and commercial rights.

As a result, the Company has issued a net 2,410,000 CDN $0.50 warrants to March 31, 2013.

Investor Warrants

In connection with the Reverse Acquisition, on January 25, 2013, January 31, 2013, February 8, 2013, February 21, 2013, February 28, 2013, March 1, 2013, and March 6, 2013, the Company entered into and closed a series of subscription agreements with accredited investors (the “Investors”), pursuant to which the Company issued an aggregate of 13,125,002 Units at a purchase price of $0.80 per Unit, for aggregate gross proceeds of $10,500,000 (the “Private Offering”). Each Unit consists of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $0.80. The exercise price of the Investor Warrants is subject to adjustment in the event that the Company sells common stock at a price lower than the exercise price, subject to certain exceptions. The Investor Warrants are redeemable by the Company at a price of $0.001 per Investor Warrant at any time subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $1.60 per share with an average trading volume of 50,000 shares per day and (ii) the underlying shares of common stock are registered.

Dividend Warrants

As a result of the Reverse Acquisition, certain warrants that Berry issued pursuant to a warrant dividend became warrants of the Company (the “Dividend Warrants”). The Dividend Warrants are exercisable at $1.25 per share until January 24, 2018. The Dividend Warrants will only be exercisable at such times as the underlying shares of common stock are registered. The Dividend Warrants will be redeemable by the Company at a price of $0.001 per Dividend Warrant at any time commencing 18 months following the date of issuance subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $2.50 per share and (ii) the underlying shares of common stock are registered. Subject to the conditions set forth therein, the Dividend Warrants may be redeemed by the Company upon not less than sixty (60) days nor more than ninety (90) days prior written notice.

The Company’s derivative liability is summarized as follows:
	March 31, 2013 $	December 31, 2012 $

Opening balance	121,000	106,146

Issuance of units	3,681,372	333,356
Dividend Warrant liability acquired on Reverse Acquisition	2,041,680	-
Change in fair value	2,543,574	(318,502)

Closing balance	8,387,626	121,000

Selected Quarterly Information

The financial information reported here in has been prepared in accordance with US GAAP. The Company’s functional currency at March 31, 2013 is the USD. The following table represents selected financial information for the Company as of March 31, 2013 and December 31, 2012.

Selected Balance Sheet Data
	March 31, 2013 $	December 31, 2012 $

Cash and cash equivalents	7,532,835	17,782
Working capital (deficiency)	6,818,307	(942,562)
Total Assets	7,693,259	182,830
Derivative liability	8,387,626	121,000
Total shareholder’s deficiency	(2,019,125)	(1,327,914)

Selected Statement of  Loss Data

Comparison of the three months ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013 $	March 31 2012 $	Change $	Change %

Research and development	631,947	254,374	377,573	148
General and administrative	920,377	167,791	752,586	449
Change in fair value of derivative liability	2,543,574	-	2,543,574	100
Shares issued to Valent for future royalty reduction	598,000	-	598,000	100
Derivative issue costs	2,713,220	-	2,713,220	100
Foreign exchange (gain) loss	(3,754)	(12,494)	8,740	(70)
Interest expense	1,955	1,864	91	5
Net loss	7,405,319	411,535	6,993,784

Research and Development

Research and development expenses increased to $631,947 for the three months ended March 31, 2013 from $254,374 for the three months ended March 31, 2012. The largest component of research and development for the quarter ended March 31, 2013 was clinical development costs as the Company continued with its Phase I/II clinical trial with VAL-083. The clinical development costs were higher in the current quarter compared to the prior quarter largely due to the timing of patient enrollment. Share-based payments were also significant in both periods. For the three months ended March 31, 2013 the Company incurred share-based payments relating to stock options and to shares issued for services. For the three months ended March 31, 2012 the Company recognized the fair value of shares issued from the DelMar Employee Share Purchase Trust (“Trust”) to employees and consultants for services rendered to the Company, stock option expense as the Company’s first grant of stock options occurred in February 2012, and the fair value amount recognized for units issued for services. All of the shares had been issued from the Trust at December 31, 2012 and as a result no additional expense was recognized during the three months ended March 31, 2013. In the prior quarter shares were issued from the Trust.

Additionally, contracted research, personnel, intellectual property, and travel were all higher during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Contracted research costs were higher in the current period due to the ongoing nonclinical research studies supporting new indications. There were no such nonclinical studies on-going in the prior period. Personnel costs have increased due to the officers and directors of the Company being compensated with cash during the quarter ended March 31, 2013 while during the quarter ended March 31, 2012 a portion of management compensation was in the form of units. Intellectual property costs have increased in the current period as a result of the Company becoming more active in filing and advancing its patents compared to the prior period. Travel has increased in the current period compared to the prior period as a result of increased travel to scientific and medical conferences.

General and Administrative

General and administrative expenses were $920,377 for the three months ended March 31, 2013 compared to $167,791 for the three months ended March 31, 2012. The principal reason for the increase was due to professional fees related to the Company’s Reverse Acquisition. A significant portion of the accounting and legal fees related to the Reverse Acquisition were expensed as they did not quality as direct share issue costs. Additionally, personnel, and office and sundry increased in the current quarter compared to the prior quarter. Personnel costs have increased due to the officers and directors being compensated with cash in the quarter ended March 31, 2013 while in the quarter ended March 31, 2012 a portion of management compensation was in the form of units. Office and sundry increased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 largely due an increase in listing and filing fees. As a result of the Reverse Acquisition the Company become a public company and began filing obligations with various regulatory authorities.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss. The balance recognized during the three months ended March 31, 2013 was due to an increase in the Company’s share price between the date the warrants were issued and March 31, 2013 which was the revaluation date.

The Company recognized a gain of $2,543,574 from the change in fair value of the derivative liability at March 31, 2013. There was no change in the fair value of the derivative liability for the quarter ended March 31, 2012.

Derivative issue costs

The proceeds from the $0.80 unit offering have been allocated between common stock and derivative liability based on the respective fair values of the shares of common stock and the warrants on the issuance date. Additionally, the unit issue costs have also been allocated between common stock and derivative liability on the same pro rata basis as the proceeds. The portion of the issue costs allocated to the derivative liability has been expensed in the consolidated condensed interim statement of loss and comprehensive loss. The Company recognized $2,713,220 in derivative issue costs for the three months ended March 31, 2013. There was no derivative issue costs recognized for the three months ended March 31, 2012.

Foreign Exchange Gain

The Company’s functional currency at March 31, 2013 is the USD but the Company incurs a portion of its expenses in CDN. The translation gains and losses are reported in other comprehensive loss/income.

The Company recognized a foreign exchange gain of $3,754 for the quarter ended March 31, 2013 compared to a gain of $12,494 for the quarter ended March 31, 2012. The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN accounts payable.

Interest Expense

Pursuant to a loan agreement dated February 3, 2011, the Company has received a loan from Valent in the amount of $250,000 for the purchase of the prototype drug product. The loan is payable on demand, unsecured and bears interest at 3.00% per year. As a result of the loan payable the Company recognized $1,955 and $1,864 respectively in accrued interest for the three months ended March 31, 2013 and 2012.

Liquidity and Capital Resources

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

	March 31, 2013 $	March , 2012 $	Change $	Change %

Cash used in operating activities	(2,124,467)	(147,244)	(1,977,223)	1,343
Cash flows from financing activities	9,639,520	2,113,575	7,522,945	356

Comparison of cash flow for the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Operating Activities

Net cash used in operating activities increased to $2,124,467 for the three months ended March 31, 2013 from $147,244 for the three months ended March 31, 2012. The increase was largely the result of an increase in the net loss to $7,405,319 for the quarter March 31, 2013 compared to $411,535 for the quarter ended March 31, 2012. Partially offsetting the impact of the higher net loss were non-cash items totaling $5,617,439 incurred in the current period consisting of non-cash interest, change in fair value of the derivative liability, shares issued to Valent for a future royalty reduction, non-cash derivative issue costs and share-based payments. The non-cash items for the quarter ended March 31, 2012 totaled $283,608 and consisted of non-cash interest, units issued for services, warrants issued for services, and share-based payments. The most significant changes in non-cash working capital for the three months ended March 31, 2013 were outflows of $151,718 and $98,722 from the payment of related party payables and accounts payable and accrued liabilities respectively. In the three months ended March 31, 2012 there was an outflow of $7,840 from the payment of related parry payables and an inflow of $14,708 from an increase accounts payable and accrued liabilities.

As a result of the Company’s expectations as to the timing of the repayment of the Valent loan, the Company has presented the full loan and accrued interest balance as a long-term liability at March 31, 2013 and December 31, 2012.

Financing Activities

The Company received $9,639,520 in net proceeds from the issuance of units during the three months ended March 31, 2013 compared to $2,113,575 in net proceeds from the issuance of units during the three months ended March 31, 2012. During the three months ended March 31, 2013 certain of the additional closing costs were not eligible to be treated as share issue costs and as a result they have been expensed. Net unit proceeds per the condensed consolidated interim statements of cash flows include gross unit proceeds less cash issue costs attributable to the shares only. The portion of the unit issue costs attributable to the derivative liability has been expensed.

The units issued in the current quarter were the $0.80 units issued in conjunction with the Reverse Acquisition while in the prior quarter the units issued were the CDN $0.50 units.

Operating Capital and Capital Expenditure Requirements

Liquidity risk

For the three months ended March 31, 2013, the Company reported a net loss of $7,405,319 and an accumulated deficit of $14,979,136 at that date. As at March 31, 2013, the Company has cash and cash equivalents of $7,532,835 and a working capital balance of $6,818,307. The Company does not have the prospect of achieving any significant revenues in the immediate near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a large degree of uncertainty as to the expenses the Company will incur in developing and pursuing its business plan. In addition, the Company has not begun to generate revenues from any product candidate.

Consequently, in the future management will need to pursue various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. Accordingly, the Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915-10. In the first quarter of 2013 the Company completed financing activities related to a unit offering for net proceeds of approximately $8,575,000 and we believe, based on our current estimates, that we will be able to fund our operations for at least 24 months.

There could be material differences in our cost estimates or there can be unforeseen events, problems or delays will occur that would require us to seek additional debt and/or equity funding. The ability of the Company to meet its obligations and continue the research and development of its product candidate is dependent on its ability to continue to raise adequate financing. There can be no assurance that such financing will be available to the Company in the amount required at any time or for any period or, if available, that it can be obtained on terms satisfactory to the Company. The Company may tailor its drug candidate program based on the amount of funding it raises.

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;
•	the costs associated with establishing manufacturing and commercialization capabilities;
•	the costs of acquiring or investing in businesses, product candidates and technologies;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;
•	the effect of competing technological and market developments; and
•	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Although we are not reliant on institutional credit finance and therefore not subject to debt covenant compliance requirements or potential withdrawal of credit by banks, the current economic climate has also impacted the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan. In addition, we may have to partner one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.

Critical Accounting Policies

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States, requires companies to establish accounting policies and to make estimates that affect both the amount and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain and therefore actual results may differ from those estimates.

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 2 to the Company’s Financial Statements for the year ended December 31 2012 filed in our report on Form 8-K/A filed with the Securities and Exchange Commission on March 28, 2013. While all of the significant accounting policies are important to the Company’s consolidated condensed interim financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

• Financial instruments
• Clinical trial expenses
• Shares for services
• Stock options
• Derivative liability

Financial instruments

The Company has financial instruments that are measured at fair value. To determine the fair value, we use the fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use to value an asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs based on assumptions about the factors market participants would use to value an asset or liability. The three levels of inputs that may be used to measure fair value are as follows:

Level one - inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level two - inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

Level three - unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, related party payables and derivative liability. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

As quoted prices for the derivative liability are not readily available, the Company has used a simulated probability valuation model, as described in note 6 to estimate fair value. The derivative liability utilizes Level 3 inputs as defined above.

The Company has the following liabilities under the fair value hierarchy:

			March 31, 2013

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	8,387,626

			December 31, 2012

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	121,000

Clinical trial expenses

Clinical trial expenses are a component of research and development costs and include fees paid to contract research organizations, investigators and other vendors who conduct specific research for product development activities on behalf of the Company. The amount of clinical trial expenses recognized in a period related to service agreements is based on estimates of the work performed on an accrual basis. These estimates are based on patient enrollment, services provided and goods delivered, contractual terms and experience with similar contracts. The Company monitors these factors to the extent possible and adjusts our estimates accordingly. Prepaid expenses or accrued liabilities are adjusted if payments to service providers differ from estimates of the amount of service completed in a given period.

Shares for services

The Company has issued equity instruments for services provided by employees and nonemployees. The equity instruments are valued at the fair value of the instrument granted (see notes 6 and 7 for assumptions).

In prior periods the Company transferred shares from the DelMar Employee Share Purchase Trust (the “Trust”) to consultants and management in exchange for services rendered to the Company. The Company recognizes the fair value of the shares transferred as an expense with a corresponding increase in common stock. The shares reserved for issuance to consultants and management that are held by the Trust are included in the financial statements at year end. There are no other assets in the Trust. The number of shares outstanding for issue from the Trust at March 31, 2013 is nil (December 31, 2012 – nil).

The shares transferred from the Trust in prior periods have been valued using the fair value of the shares transferred. The Company has used recent share transactions in order to determine the fair value of the shares transferred from the Trust.

Stock options

The Company accounts for these awards under ASC 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. Compensation expense for unvested options to non-employees is revalued at each period end and is being amortized over the vesting period of the options. The determination of grant-date fair value for stock option awards is estimated using the Black-Scholes model, which includes variables such as the expected volatility of the Company’s share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including type of awards granted, employee class, and historical experience. Actual results and future estimates may differ substantially from current estimates.

Derivative liability

The Company accounts for certain warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies warrants in its balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance. As quoted prices for the derivative liability are not available, the Company uses a simulated probability valuation model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility of similar life sciences companies. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DelMar Pharmaceuticals, Inc.

Date: May 15, 2013	By:	/s/ Jeffrey Bacha
Jeffrey Bacha
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial Officer)