Form 10-Q
period 2013-06-30
DelMar Pharmaceuticals, Inc.
filed 2013-08-12
CIK 1498382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 22,830,236 shares of common stock are issued and outstanding as of August 9, 2013.

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)

Consolidated Condensed Interim Financial Statements
(Unaudited)
For the six months ended June 30, 2013
(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Condensed Interim Balance Sheets
(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	June 30, 2013 $	December 31, 2012 $

Assets

Current assets
Cash and cash equivalents		6,282,992	17,782
Taxes and other receivables		16,894	45,499
Prepaid expenses		221,262	28,778
Deferred costs		-	90,771
		6,521,148	182,830

Liabilities

Current liabilities
Accounts payable and accrued liabilities		431,227	677,615
Related party payables	5	236,462	447,777

		667,689	1,125,392

Loan payable to Valent	4	268,299	264,352

Stock option liability	7	311,257	-

Derivative liability	6	12,986,827	121,000
		14,234,072	1,510,744

Stockholders’ Deficiency

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
1 share outstanding as of June 30, 2013 (December 31, 2012 - nil)	7	-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value

Issued and outstanding
31,150,009 at June 30, 2013 (December 31, 2012 - 13,050,000)	7	31,150	13,050

Additional paid-in capital		7,585,810	2,326,885

Warrants	7	6,441,700	153,106

Deficit accumulated during the development stage		(21,792,762)	(3,842,133)

Accumulated other comprehensive income		21,178	21,178

		(7,712,924)	(1,327,914)

		6,521,148	182,830

Nature of operations and liquidity risk (note 1)

Subsequent events (note 9)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Condensed Interim Statement of Loss and Comprehensive Loss
(Unaudited)

(expressed in US dollars unless otherwise noted)

		Three months ended June 30,		Six months ended June 30,		Balance from April 6, 2010 (inception) to June 30,
		2013	2012	2013	2012	2013
	Notes	$	$	$	$	$

Expenses
Research and development	7	584,412	733,160	1,216,359	987,534	3,859,645
General and administrative	7	1,654,380	394,792	2,574,757	562,583	4,038,762

		2,238,792	1,127,952	3,791,116	1,550,117	7,898,407

Other loss (income)
Change in fair value of derivative liability	6	4,599,201	-	7,142,775	-	6,824,273
Issuance of shares to Valent for future royalty reduction	7	-	-	598,000	-	598,000
Derivative issue costs	6	-	-	2,713,220	-	2,737,962
Foreign exchange		(25,179)	7,898	(28,933)	(4,596)	(29,785)
Interest expense		1,992	1,876	3,947	3,740	33,401
Interest income		(1,180)	-	(1,180)	-	(1,180)

		4,574,834	9,774	10,427,829	(856)	10,162,671

Net loss for the period		6,813,626	1,137,726	14,218,945	1,549,261	18,061,078

Basic and diluted loss per share		(0.22)	(0.08)	(0.51)	(0.12)

Weighted average number of shares		30,974,569	14,321,470	27,727,845	13,442,510

Comprehensive loss
Net loss		6,813,626	1,137,726	14,218,945	1,549,261	18,061,078
Recapitalization loss on reverse acquisition	3	-	-	-	-	3,731,684
		6,813,626	1,137,726	14,218,945	1,549,261	21,792,762
Other comprehensive (loss) income
Translation to US dollar presentation currency		-	7,786	-	11,594	(21,178)

Comprehensive loss		6,813,626	1,145,512	14,218,945	1,560,855	21,771,584

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Condensed Interim Statement of Changes in Stockholders’ Deficiency
(Unaudited)

(expressed in US dollars unless otherwise noted)

	Number of Shares (i) and (ii)	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Warrants $	Deficit accumulated during the development stage $	Stockholders' deficiency $

Balance - December 31, 2012	13,050,000	13,050	2,326,885	21,178	153,106	(3,842,133)	(1,327,914)

Effect of the Reverse Acquisition (note 3)	3,250,007	3,250	1,686,754	-	-	(3,731,684)	(2,041,680)

Issuance of units at $0.80 per unit from January 25 to March 6, 2013, net of cash issue costs (note 7 (b))	13,125,002	13,125	5,854,252	-	-	-	5,867,377

Issuance of placement agent warrants as issue costs for the $0.80 unit issuance (note 7(b))	-	-	(4,087,586)	-	6,288,594	-	2,201,008

Issuance of common shares to Valent for future royalty reduction (note 7 (c))	1,150,000	1,150	596,850	-	-	-	598,000

Shares issued for services (note 7(d))	575,000	575	996,982	-	-	-	997,557

Stock-based compensation (note 7)	-	-	211,673	-	-	-	211,673

Comprehensive loss for the period	-	-	-	-	-	-	-

Loss for the period	-	-	-	-	-	(14,218,945)	(14,218,945)

Balance – June 30, 2013	31,150,009	31,150	7,585,810	21,178	6,441,700	(21,792,762)	(7,712,924)

(i)	The issued and outstanding common shares include 8,729,583 shares of common stock on an as-exchanged basis with respect to the Exchangeable Shares (notes 3 and 7)

(ii)	Under the Reverse Acquisition, the authorized and issued share capital is that of the Company while the stated value is that of DelMar (BC) (note 3).

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Condensed Interim Statement of Cash Flows
(Unaudited)

(expressed in US dollars unless otherwise noted)

	Six months ended June 30,		Period from April 6, 2010 (inception) to June 30,
	2013 $	2012 $	2013 $

Cash flows from operating activities
Loss for the period	(14,218,945)	(1,549,261)	(18,061,078)
Items not affecting cash
Accrued interest	3,947	3,740	18,299
Change in fair value of derivative liability	7,142,775	-	6,824,273
Shares issued to Valent for future royalty reduction	598,000	-	598,000
Non-cash derivative issue costs	2,201,008	-	2,201,008
Units issued for services	-	90,072	275,284
Warrants issued for patents	-	-	89,432
Warrants issued for services	-	49,379	49,379
Share-based compensation	1,520,487	941,875	2,777,958
Prototype drug product	-	-	250,000

	(2,752,728)	(464,195)	(4,977,445)
Changes in non-cash working capital
Taxes and other receivables	28,605	32,732	(16,894)
Prepaid expenses	(192,484)	(28,431)	(221,262)
Accounts payable and accrued liabilities	(246,388)	(15,949)	658,145
Related party payables	(211,315)	16,852	236,462

	(621,582)	5,204	656,451

	(3,374,310)	(458,991)	(4,320,994)

Cash flows from financing activities
Net proceeds from the issuance of units	9,639,520	671,570	10,501,916
Net proceeds from the issuance of common shares	-	-	102,070

	9,639,520	671,570	10,603,986

Increase in cash and cash equivalents	6,265,210	212,579	6,282,992

Cash and cash equivalents - beginning of period	17,782	15,018	-

Cash and cash equivalents - end of period	6,282,992	227,597	6,282,992

Supplementary information
Issuance of shares for the settlement of accounts payable (notes 4 and 5)	-	253,050	253,050
Issuance of units for the settlement of accounts payable	-	-	23,785
Non-cash share issuance costs (note 7)	6,288,594	-	6,302,889
Settlement of accounts payable with a loan payable (note 4)	-	-	250,000
Deferred costs	90,771	-	-

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
June 30, 2013

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

Pursuant to the Reverse Acquisition, the Company acquired (either directly or indirectly (through Exchangeco)) all of the issued and outstanding shares of DelMar (BC) on January 25, 2013 (note 3). As a result of the shareholders of DelMar (BC) having a controlling interest in the Company subsequent to the Reverse Acquisition, for accounting purposes the transaction is a capital transaction with DelMar (BC) being the accounting acquirer even though the legal acquirer is Berry. Therefore, the historic financial statements of DelMar (BC) are presented as the comparative balances for the periods prior to the Reverse Acquisition.

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

The address of the Company’s administrative offices is Suite 720 - 999 West Broadway, Vancouver, British Columbia, V5Z 1K5 with clinical operations located at 3485 Edison Way, Suite R, Menlo Park, California, 94025

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
June 30, 2013

(expressed in US dollars unless otherwise noted)

Liquidity risk

For the six months ended June 30, 2013, the Company reported a net loss of $14,218,945 and an accumulated deficit of $21,792,762 at that date.  As at June 30, 2013, the Company has cash and cash equivalents of $6,282,992 and a working capital balance of $5,853,459. The Company does not have the prospect of achieving any significant revenues in the immediate near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a large degree of uncertainty as to the expenses the Company will incur in developing and pursuing its business plan. In addition, the Company has not begun to generate revenues from any product candidate.

Consequently, in the future management will need to pursue various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. Accordingly, the Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915-10. In the first quarter of 2013 the Company completed financing activities related to a unit offering for net proceeds of approximately $8,575,000 (note 7 (b)) and we believe, based on our current estimates, that we will be able to fund our operations for at least 21 months.

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

Basis of presentation

The consolidated condensed interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) and are presented in United States dollars. The Company’s functional currency is the United States dollar.

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

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
June 30, 2013

(expressed in US dollars unless otherwise noted)

The accompanying consolidated condensed interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, DelMar Pharmaceuticals, (BC) Ltd., 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”). All intercompany balances and transactions have been eliminated.

The principal accounting policies applied in the preparation of these financial statements are set out below and have been consistently applied to all periods presented.

Unaudited interim financial data

The accompanying unaudited June 30, 2013 consolidated condensed balance sheets, the consolidated condensed interim statements of loss and comprehensive loss for the three and six months ended June 30, 2013 and 2012, consolidated condensed interim statement of changes in stockholders’ deficiency,  and consolidated condensed cash flows for the six months ended June 30, 2013 and 2012, and the related interim information contained within the notes to the consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated condensed financial statements should read in conjunction with the annual financial statements as at December 31, 2012 filed in our Form 8-K/A on March 28, 2013. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position at June 30, 2013 and results of its operations for the three and six months ended June 30, 2013 and 2012, and its cash flows for the six months ended June 30, 2013 and 2012. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other future annual or interim period.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
June 30, 2013

(expressed in US dollars unless otherwise noted)

Use of estimates

The preparation of consolidated condensed interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as at the end or during the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the derivative liability and the valuation of equity instruments issued for services. Further details of the nature of these assumptions and conditions may be found in the relevant notes to the financial statements.

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
June 30, 2013

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
June 30, 2013

(expressed in US dollars unless otherwise noted)

Derivative liability

The Company accounts for certain warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies warrants in its balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance. As quoted prices for the derivative liability are not available, the Company uses a simulated probability valuation model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility of similar life sciences companies. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term (note 8).

Loss per share

Loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants is anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding stock options and warrants. At June 30, 2013, potential common shares of 24,985,009 (June 30, 2012 – 3,360,000) relating to warrants and 1,140,000 (June 30, 2012 - 1,020,000) relating to stock options were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
June 30, 2013

(expressed in US dollars unless otherwise noted)

Recent accounting pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2013 through the date these financial statements were issued.

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
(Unaudited)
June 30, 2013

(expressed in US dollars unless otherwise noted)

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

The Company determined the fair value of the shares issued on the Reverse Acquisition to be $1,690,004. As a result of the Reverse Acquisition being treated as a recapitalization of DelMar (BC) the Company recognized the loss of $3,731,684 incurred upon the closing of the Reverse Acquisition as an adjustment to opening deficit in the consolidated condensed interim statement of changes in stockholders’ deficiency at June 30, 2013.

4	Valent Technologies LLC agreement

Pursuant to a loan agreement dated February 3, 2011, the Company received a loan from Valent Technologies LLC (“Valent”) of $250,000 for the purchase of the prototype drug product. The loan is payable on demand, unsecured, and bears interest at 3.00% per year. The loan payable balance at June 30, 2013 is $268,299 including accrued interest of $18,299. The Company has accrued interest of $1,992 for the three months ended June 30, 2013 (June 30, 2012 - $1,876) and has accrued interest of $3,947 for the six months ended June 30, 2013 (June 30, 2012 - $3,740). As a result of the Company’s expectation as to the timing of the repayment of the Valent loan, the Company has presented the full loan and accrued interest balance as a non-current liability at June 30, 2013 and December 31, 2012.

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
June 30, 2013

(expressed in US dollars unless otherwise noted)

5	Related party transactions

During the six months ended June 30, 2013

Pursuant to consulting agreements with the Company’s officers and directors the Company pays a total of $36,784 per month to its officers and directors. Pursuant to these agreements the Company recognized a total of $220,704 in compensation expense for the six months ended June 30, 2013.

Included in accounts payable at June 30, 2013 is an aggregate amount owing of $42,455 (December 31, 2012 - $133,658) to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

Included in related party payables at June 30, 2013 is an amount of $194,007 (December 31, 2012 - $314,119) relating to clinical development costs incurred by Valent on behalf of the Company. On April 30, 2012, Valent was issued 500,000 common shares for partial settlement of the Company’s accounts payable balance with Valent. The total settlement amount was $253,050. Additionally, the Company also has a loan payable, including accrued interest, of $268,299 due to Valent at June 30, 2013 including accrued aggregate interest of $18,299 to June 30, 2013. One of the directors and officers of the Company is also a Principal of Valent. As a result of the Company not expecting to repay Valent within the next twelve months, the balance of the loan and accrued interest has been disclosed as a long-term liability.

On January 25, 2013, in connection with the Reverse Acquisition (note 3), Valent was issued 1,150,000 shares of common stock of the Company in exchange for Valent reducing certain future royalties under the Assignment Agreement (note 7(c)). As a result of the share issuance the Company has recognized an expense of $598,000 for the six months ended June 30, 2013.

The Company paid $15,000 (June 30, 2012 – $0) in directors’ fees during the six months ended June 30, 2013.

During the six months ended June 30, 2012

Pursuant to consulting agreements with the Company’s officers and directors the Company paid a total of $26,973 per month to its directors. Under two of these agreements the directors have elected to receive a portion of their aggregate compensation in the form of units. During the six months ended June 30, 2012 the Company issued 360,000 units for a total amount of $180,144. The units issued relate to an amount of $15,012 per month from January to December 2012 inclusive.  As a result, the Company has recognized $45,036 and $90,072 respectively in services for the three and six months ended June 30, 2012 (note 6). Of the $90,072, $30,194 has been recognized as general and administrative and $59,878 has been recognized as research and development.

Included in the monthly amount of $26,973 under the consulting agreements the Company paid its offices and directors cash compensation totaling an aggregate $11,961 per month. The Company has paid $35,883 and $71,766 respectively for the three and six months ended June 30, 2012.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
June 30, 2013

(expressed in US dollars unless otherwise noted)

On February 1, 2012 the Company granted an aggregate of 450,000 stock options at an exercise price of CDN $0.50 to certain directors (note 7).

The Company transferred a total of 1,390,625 shares from the DelMar Employee Share Purchase Trust to its officers and directors.

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

The proceeds from the issuance of 3,000,000 of these units were held in escrow pursuant to an exclusive option investment agreement with a strategic investor. Subsequently, the Company elected to let the option expire and the related units were cancelled and the funds returned from escrow to the subscriber in order for the Company to retain control over certain intellectual property and commercial rights.

The warrants issued with the units have been re-valued at June 30, 2013 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 74%, risk free rate - 0.41% and a term of seven months.

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
June 30, 2013

(expressed in US dollars unless otherwise noted)

The Investor Warrants issued with the units have been re-valued at June 30, 2013 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 100%, risk free rate - 1.6% and a term of approximately five years.

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

The Dividend Warrants have been measured at fair value at June 30, 2013 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 100%, risk free rate - 1.6% and a term of approximately five years.

The Company’s derivative liability is summarized as follows:

	June 30, 2013 $	December 31, 2012 $

Opening balance	121,000	106,146

Issuance of units	3,681,372	333,356
Dividend Warrant liability acquired on reverse acquisition	2,041,680	-
Change in fair value	7,142,775	(318,502)

Closing balance	12,986,827	121,000

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
June 30, 2013

(expressed in US dollars unless otherwise noted)

7	Stockholders’ deficiency

Preferred stock

Authorized
5,000,000 preferred shares, $0.001 par value

Issued and outstanding at June 30, 2013 - 1 (December 31, 2012 - none)

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
June 30, 2013

(expressed in US dollars unless otherwise noted)

Common stock

Authorized
200,000,000 common shares, $0.001 par value

Issued and outstanding at June 30, 2013 - 31,150,009 (December 31, 2012 - 13,050,000).  The issued and outstanding common shares include 8,729,583 shares of common stock on an as-exchanged basis with respect to the Exchangeable Shares (note 3).

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
(Unaudited)
June 30, 2013

(expressed in US dollars unless otherwise noted)

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

In addition, the Company issued to the Placement Agent five-year warrants (the “Placement Agent Warrants”) to purchase 5,250,000 shares of common stock (equal to 20% of the shares of common stock (i) included as part of the Units sold in the Private Offering and (ii) issuable upon exercise of the Investor Warrants) at an exercise price of $0.80, exercisable on a cash or cashless basis.  Pursuant to the cashless exercise provision in the Placement Agent Warrants, if the warrants are exercised on a cashless basis, the number of shares the Company will issue to the holder will be dependent on the  closing price of the common stock for the immediately preceding 20 trading days.

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

Certain of the Private Offering costs were incurred by the Company prior to December 31, 2012. These costs of $90,771 were treated as issue costs during the three months ended June 30, 2013.

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
June 30, 2013

(expressed in US dollars unless otherwise noted)

d)	Shares issued for services

Pursuant to a consulting agreement dated May 1, 2012 the Company issued 20,000 shares of common stock per month from June 1, 2012 to May 1, 2013 inclusive. Under this agreement the Company has issued a total of 100,000 shares of common stock during the six months ended June 30, 2013. The shares have been valued using the fair value of the Company shares based on the purchase price under recent shares issuance by the Company or the closing price of the common stock on the date the shares for services were issued.  A total of $142,557 in expense has been recognized for these shares for the six months ended June 30, 2013.

In addition to the shares issued under the May 1, 2012 consulting agreement during the six months ended June 30, 2013 the Company issued an additional 475,000 shares of common stock for services resulting in the recognition of $855,000 in expense.

The total share-based payment expense of $997,557 has been recognized in general and administrative expense for the six months ended June 30, 2013.

Stock Options

On February 1, 2012 DelMar (BC)’s board of directors approved its stock option plan (the “Plan”). As a result of the Reverse Acquisition (note 3), the Plan became the stock option plan of the Company.  Under the Plan the number of common shares that will be reserved for issuance to officers, directors, employees and consultants under the Plan will not exceed 7.5% of the share capital of the Company on a fully diluted basis. On February 1, 2012 the DelMar (BC) granted 930,000 options and on June 15, 2012 an additional 90,000 options were granted under the Plan. All of the stock options under these grants have an exercise price of CDN $0.50 and expire 10 years from the date of grant. Of the 1,020,000 stock options granted, 450,000 vest in equal monthly installments over one year and 570,000 vest in equal monthly installments over three years. Included in the total number of stock options granted were 450,000 granted in equal tranches to certain of the Company’s directors.  As a result of the Reverse Acquisition (note 3) the 1,020,000 stock options outstanding at January 25, 2013 became exercisable into shares of common stock of the Company.

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

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
June 30, 2013

(expressed in US dollars unless otherwise noted)

The following table sets forth the options outstanding under the Plan are as follows:

	Number of stock options outstanding	Weighted average exercise price $

Balance - December 31, 2012	1,020,000	0.48
Granted	240,000	1.92
Cancelled	(120,000)	0.48
Balance – June 30, 2013	1,140,000	0.78

The following table summarizes stock options currently outstanding and exercisable at June 30, 2013:

Exercise price $	Number outstanding at June 30, 2013	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number exercisable at June 30, 2013	Exercise price $

0.48	900,000	8.59	0.48	650,917	0.48
1.54	120,000	9.75	1.54	59,333	1.54
2.30	120,000	9.92	2.30	9,667	2.30
	1,140,000		0.78	719,917	0.59

Included in the number of stock options outstanding are 900,000 stock options granted at an exercise price of CDN $0.50.  The exercise prices shown in the above table have been converted to $USD using the period ending closing exchange rate.   Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options have been valued using a Black-Scholes pricing model using the following assumptions:

	June 30, 2013	Grant Date

Dividend rate	0%	0%
Volatility	84.8%	97.3%
Risk-free rate	1.25%	1.25%
Term - years	2.00	3.0

During the quarter ended March 31, 2013 the Company’s functional currency changed from $CDN to $USD. As a result, certain stock options previously granted by the Company are now recognized as a long-term liability.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
June 30, 2013

(expressed in US dollars unless otherwise noted)

The Company has recognized the following amounts as stock-based compensation expense for the periods noted:

	Three months ended June 30,		Six months ended June 30,

	2013 $	2012 $	2013 $	2012 $

Research and development	156,656	50,172	309,136	111,241
General and administrative	161,929	21,438	213,794	48,788

	318,585	71,610	522,930	160,029

The aggregate intrinsic value of stock options outstanding at June 30, 2013 was $1,529,340 and the aggregate intrinsic value of stock options exercisable at June 30, 2013 was $1,090,706. As of June 30, 2013 there was $287,072 in unrecognized compensation expense that will be recognized over the next eighteen months. No stock options have been exercised under the Plan.

A summary of status of the Company’s unvested stock options under all plans is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at December 31, 2012	444,500	0.48	0.30
Granted	240,000	1.92	1.05
Cancelled	(120,000)	0.48	0.30
Vested	(144,417)	1.17	0.66

Unvested at June 30, 2013	420,083	1.06	0.61

Warrants

	Number of Warrants	Amount $

Balance - December 31, 2012	950,000	153,106

Warrants issued as unit issue costs	5,250,000	6,288,594

Balance - June 30, 2013	6,200,000	6,441,700

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
June 30, 2013

(expressed in US dollars unless otherwise noted)

Certain of the Company’s warrants have been recognized as a derivative liability (note 6). Below is a table that summarizes all of the Company’s outstanding warrants as of June 30, 2013:

Description	Number

CDN $0.50 warrants (note 6) (i)	2,410,000
Issued as broker warrants (ii)	105,000
Issued for patents (iii)	500,000
Issued for services (iv)	345,000
Investor Warrants (note 6) (v)	13,125,002
Dividend warrants (note 6)(vi)	3,250,007
Placement Agent (note 7(b))(vii)	5,250,000

Closing balance - June 30, 2013	24,985,009

i)
All of the warrants expire on January 25, 2014. They are exercisable at $0.96 per warrant until July 25, 2013 and $1.20 per warrant from July 26, 2013 until January 25, 2014. A total of 241,000 warrants are exercisable for no additional consideration.

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

vi)	The Dividend Warrants are exercisable at $1.25 per warrant until January 24, 2018.

vii)	The Placement Agent Warrants are exercisable at $0.80 per warrant until March 6, 2018 but can be exercised on a cashless basis. The Placement Agent Warrants were all issued on March 6, 2013.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
June 30, 2013

(expressed in US dollars unless otherwise noted)

8	Financial instruments

The Company has financial instruments that are measured at fair value. To determine the fair value, we use the fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use to value an asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs based on assumptions about the factors market participants would use to value an asset or liability. The three levels of inputs that may be used to measure fair value are as follows:

●	Level one - inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities;

●
Level two - inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

●	Level three - unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

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

The Company has the following liabilities under the fair value hierarchy:

	June 30, 2013

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	12,986,827

	December 31, 2012

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	121,000

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
June 30, 2013

(expressed in US dollars unless otherwise noted)

9	Subsequent events

Exercise of warrants

Subsequent to June 30, 2013, 200,000 Placement Agent Warrants were exercised on a cashless basis for 123,810 shares of common stock (note 7 (b)).

In addition, 186,000 CDN $0.50 warrants were exercised for 186,000 shares of common stock for no additional consideration.

Exchangeco conversion

Subsequent to June 30, 2013, 100,000 Exchangeable Shares of Exchangeco shares were exchanged for 100,000 shares of common stock of the Company (note 3).

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

Overview

DelMar Pharmaceuticals, Inc. (the “Company”) is a Nevada corporation formed on June 24, 2009 under the name Berry Only Inc. Prior to the Reverse Acquisition (discussed below), the Company did not have any significant assets or operations.  DelMar Pharmaceuticals, Inc. is the parent company of DelMar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), a British Columbia, Canada corporation incorporated on April 6, 2010, which is a development stage company with a focus on the development of drugs for the treatment of cancer.  The Company is also the parent company to 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”).  Callco and Exchangeco were formed to facilitate the Reverse Acquisition.

Pursuant to the Reverse Acquisition, the Company acquired (either directly or indirectly (through Exchangeco)) all of the issued and outstanding shares of DelMar (BC) on January 25, 2013.  As a result of the shareholders of DelMar (BC) having a controlling interest in the Company subsequent to the Reverse Acquisition, for accounting purposes the transaction is a capital transaction with DelMar (BC) being the accounting acquirer even though the legal acquirer is Berry. Therefore, the historic financial statements of DelMar (BC) are presented as the comparative balances for the periods prior to the Reverse Acquisition.

References to the Company, “we”, “us”, and “our” refer to the Company and its wholly-owned subsidiaries, DelMar (BC), Callco and Exchangeco.  References to Berry relate to the Company prior to the Reverse Acquisition.

Our drug discovery research and development focuses on identifying well-validated clinical and commercial-stage compounds and establishing a scientific rationale for development in modern orphan cancer indications.  We conduct further research on promising candidates through our network of consultants and contract research organizations.  This approach allows us to identify and advance potential drug candidates without significant investment in “wet lab” infrastructure.  Based on this strategy, we acquired intellectual property and prototype drug product related to our lead drug candidate, VAL-083, from Valent Technologies LLC (“Valent”) in September 2010 and initiated new clinical trials in 2011.  In addition, we have identified multiple additional drug candidates that we believe may have the opportunity to license or acquire in the future.

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

We have presented interim data from our clinical trial at peer-reviewed scientific meetings including the Society for NeuroOncology annual meeting (SNO -- Nov. 2012), the American Association of Cancer Research (AACR – April 2013) and The American Society for Clinical Oncology (ASCO – June 2013).  In summary, our interim clinical data supports that VAL-083, at doses tested to date:

●	Is well tolerated in GBM and secondary-progressive brain tumor patients with no drug-related serious adverse events at doses studied to date;

●
Demonstrates that in dose escalation cohorts 1-3, 25% (2/8) of GBM patients and 17% (1/6) of secondary-progressive brain cancer patients showed stable disease or tumor regression in response to VAL-083 treatment at the doses tested to date. These patients had failed prior therapy. The doses tested in these cohorts were well below those used in historical clinical studies;

●	Discloses that Cohort 3 was expanded to gather additional data on central nervous system (“CNS”) metastatic patients at the 5mg/m2 dose level;

●	Demonstrates that the maximum tolerated dose (“MTD”) has not been reached after completion of cohort three. Continued dose escalation is planned; and

●	Shows a dose-dependent increase in plasma exposure following doses of VAL-083.

The data support the further development of VAL-083.  During 2013 we plan to continue our clinical trials with VAL-083 as a potential treatment for patients who have failed other therapies.   Currently, there is no approved therapy for these patients.  The goal of the current trial is to establish a modernized dosing regimen for advancement into registration trials with the Federal Drug Administration (“FDA”).

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

We have filed a broad portfolio of new patent applications to protect our intellectual property.  Our patent applications claim compositions and methods related to the use of VAL-083 and related compounds as well as methods of synthesis and quality controls for the manufacturing process of VAL-083.  We announced that VAL-083 has been granted Orphan Drug protection for the treatment of glioma, including GBM by the FDA in the United States and the European Medicines Association (“EMA”) in February 2012 and January 2013, respectively.  Orphan drugs generally follow the same regulatory development path as any other pharmaceutical product. However, incentives such as scientific advice and reduction or waiver of registration fees and access to specialized grant funding may be available to support and accelerate development of orphan drug candidates.  In addition, the orphan drug designation means that we may sell VAL-083 as a treatment for GBM without competition for seven years in the United States and for ten years in the European Union following market approval, in respect of a medicinal product containing a similar active substance for the same indication.

Lung Cancer

The activity of VAL-083 against solid tumors, including lung cancer, has been established in both pre-clinical and human clinical trials conducted by the NCI.  Lung cancer is characterized as small cell and non-small cell lung cancer (“NSCLC”). NSCLC is the most common type of lung cancer.  VAL-083 has demonstrated activity against NSCLC in laboratory studies. VAL-083 was also investigated in a number of clinical trials in the United States and Europe during the 1970s both as a stand-alone therapy and in combination with other chemotherapeutic regimens. VAL-083 has been approved by the SFDA for the treatment of lung cancer in China.  However, we believe that the use of the drug in the modern era has been limited by a preference for targeted therapies.  We plan to establish a strong scientific and clinical rationale to support out-licensing activities to unlock the potential value of the drug in partnership with larger pharmaceutical companies with the resources and commercial infrastructure to effectively develop and launch a lung cancer product.

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

Developing Partnerships with Pharmaceutical Companies

Guangxi Wuzhou Pharmaceutical Company

We have a strategic collaboration with Guangxi Wuzhou Pharmaceutical Company (“Guangxi Wuzhou Pharmaceuticals”), a subsidiary of publicly traded Guangxi Wuzhou Zhongheng Group Co., Ltd for the development of VAL-083 (marketed as “DAG” in China).  VAL-083 is approved by the Chinese Food and Drug Administration (“CFDA”), formerly the State Food and Drug Administration (“SFDA”) as a cancer chemotherapy for the treatment of CML and lung cancer. In addition, Guangxi Wuzhou Pharmaceuticals has received regulatory approval  by the CFDA to manufacture and sell VAL-083 in China for these indications.

We are party to a memorandum of understanding and collaboration agreement, dated October 25, 2012 (the “Guangxi Agreement”), with Guangxi Wuzhou Pharmaceuticals. Pursuant to the Guangxi Agreement, we granted to Guangxi Wuzhou Pharmaceuticals a royalty-free license to certain of our intellectual property, as it relates to quality control and drug production methods for VAL-083, and we  agreed that Guangxi Wuzhou Pharmaceuticals will be our  exclusive supplier of VAL-083 for clinical trials and sales for the China, United States, Canadian and European markets, subject to Guangxi Wuzhou Pharmaceuticals obtaining and maintaining cGMP certification by the FDA, EMEA or other applicable regulatory agencies, and Guangxi Wuzhou Pharmaceuticals being able to meet volumes ordered by us. Guangxi Wuzhou Pharmaceuticals agreed that it may not sell VAL-083 for markets outside of China to any other purchaser other than us. In addition, Guangxi Wuzhou Pharmaceuticals granted us a pre-emptive right (subject to our acceptance of proposed sales volume and prices) to purchase VAL-083 produced by Guangxi Wuzhou Pharmaceuticals. The collaboration under the Guangxi Agreement establishes an  the exclusive supply relationship between us and Guangxi Wuzhou Pharmaceuticals to include the Chinese market and all markets outside China.

The Company and Guangxi Wuzhou Pharmaceuticals plan to use new data being generated through our clinical programs to expand the market in China and to seek regulatory approval for the drug in multiple indications on a global basis.   The companies will work together to ensure the product specifications meet global standards in order to accelerate international development and regulatory approval. Guangxi Wuzhou Pharmaceuticals will provide funding for clinical trials conducted in China and will be the exclusive supplier of DAG for injection and we will be responsible for development and commercialization. DelMar is currently seeking to establish a separate collaboration for the distribution, sales and marketing of VAL-083 in China.

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

The protection of intellectual property rights in China (where VAL-083 is manufactured pursuant to the Guangxi Agreement with the only manufacturer presently licensed by the SDFA to produce the product for the China market, and where VAL-03 is approved for the treatment of CML and lung cancer) is relatively weak compared to the United States, which may negatively affect our ability to generate revenue from VAL-083.

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

The Company determined the fair value of the shares issued on the Reverse Acquisition to be $1,690,004. As a result of the Reverse Acquisition being treated as a recapitalization of DelMar (BC) the Company recognized the loss of $3,731,684 incurred upon the closing of the Reverse Acquisition as an adjustment to opening deficit in the consolidated condensed interim statement of stockholder’s deficiency at June 30, 2013.

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

Certain of the Private Offering costs were incurred by the Company prior to December 31, 2012.  These costs of $90,771 were treated as issue costs during the three months ended June 30, 2013.

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

During the six months ended June 30, 2013

Pursuant to consulting agreements with the Company’s officers and directors the Company pays a total of $36,784 per month to its officers and directors. Pursuant to these agreements the Company recognized a total of $220,704 in compensation expense for the six months ended June 30, 2013.

Included in accounts payable at June 30, 2013 is an aggregate amount owing of $42,455 (December 31, 2012 - $133,658) to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

Included in related party payables at June 30, 2013 is an amount of $194,007 (December 31, 2012 - $314,119) relating to clinical development costs incurred by Valent on behalf of the Company. On April 30, 2012, Valent was issued 500,000 common shares for partial settlement of the Company’s accounts payable balance with Valent. The total settlement amount was $253,050. Additionally, the Company also has a loan payable, including accrued interest, of $268,299 due to Valent at June 30, 2013 including accrued aggregate interest of $18,299 to June 30, 2013. One of the directors and officers of the Company is also a principal of Valent. As a result of the Company not expecting to repay Valent within the next twelve months, the balance of the loan and accrued interest has been disclosed as a long-term liability.

On January 25, 2013, in connection with the Reverse Acquisition, Valent was issued 1,150,000 shares of common stock of the Company in exchange for Valent reducing certain future royalties under the Assignment Agreement. As a result of the share issuance the Company has recognized an expense of $598,000 for the six months ended June 30, 2013.

The Company paid $15,000 (June 30, 2012 – $0) in directors’ fees during the six months ended June 30, 2013.

During the six months ended June 30, 2012

Pursuant to consulting agreements with the Company’s officers and directors the Company paid a total of $26,973 per month to its directors. Under two of these agreements the directors have elected to receive a portion of their aggregate compensation in the form of units. During the six months ended June 30, 2012 the Company issued 360,000 units for a total amount of $180,144. The units issued relate to an amount of $15,012 per month from January to December 2012 inclusive.  As a result, the Company has recognized $45,036 and $90,072 respectively in services for the three and six months ended June 30, 2012 (see note 6 of the consolidated condensed interim financial statements). Of the $90,072, $30,194 has been recognized as general and administrative and $59,878 has been recognized as research and development.

Included in the monthly amount of $26,973 under the consulting agreements the Company paid its offices and directors cash compensation totaling an aggregate $11,961 per month. The Company has paid $35,883 and $71,766 respectively for the three and six months ended June 30, 2012.

On February 1, 2012 the Company granted an aggregate of 450,000 stock options at an exercise price of CDN $0.50 to certain directors.

The Company transferred a total of 1,390,625 shares from the DelMar Employee Share Purchase Trust to its officers and directors.

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

The proceeds from the issuance of 3,000,000 of these units were held in escrow pursuant to an exclusive option investment agreement with a strategic investor. Subsequently, the Company elected to let the option expire and the related units were cancelled and the funds returned from escrow to the subscriber in order for the Company to retain control over certain intellectual property and commercial rights.

As a result, the Company has issued a net 2,410,000 CDN $0.50 warrants to June 30, 2013. Of these, 241,000 are exercisable for no additional consideration.

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

The Company’s derivative liability is summarized as follows:

	June 30, 2013 $	December 31, 2012 $

Opening balance	121,000	106,146

Issuance of units	3,681,372	333,356
Dividend Warrant liability acquired on Reverse Acquisition	2,041,680	-
Change in fair value	7,142,775	(318,502)

Closing balance	12,986,827	121,000

Selected Quarterly Information

The financial information reported here in has been prepared in accordance with US GAAP. The Company’s functional currency at June 30, 2013 is the USD. The following table represents selected financial information for the Company as of June 30, 2013 and December 31, 2012.

Selected Balance Sheet Data
	June 30, 2013 $	December 31, 2012 $

Cash and cash equivalents	6,282,992	17,782
Working capital (deficiency)	5,853,459	(942,562)
Total Assets	6,521,148	182,830
Derivative liability	12,986,827	121,000
Total shareholder’s deficiency	(7,712,924)	(1,327,914)

Selected Statement of Operations Data
	Three Months Ended		Six Months Ended
	June 30, 2013 $	June 30, 2012 $	June 30, 2013 $	June 30, 2012 $

Research and development	584,412	733,160	1,216,359	987,534
General and administrative	1,654,380	394,792	2,574,757	562,583
Change in fair value of derivative liability	4,599,201	-	7,142,775	-
Shares issued to Valent for future royalty reduction	-	-	598,000	-
Derivative issue costs	-	-	2,713,220	-
Foreign exchange (gain) loss	(25,179)	7,898	(28,933)	(4,596)
Interest expense	1,992	1,876	3,947	3,740
Interest income	(1,180)	-	(1,180)	-
Loss from operations	6,813,626	1,137,726	14,218,945	1,549,261
Weighted average number of shares outstanding	30,974,569	14,321,470	27,727,845	13,442,510
Loss per share	0.22	0.08	0.51	0.12

Comparison of the three months ended June 30, 2013 and 2012

	Three Months Ended
	June 30, 2013 $	June 30 2012 $	Change $	Change %

Research and development	584,412	733,160	(148,748)	(20)
General and administrative	1,654,380	394,792	1,259,588	319
Change in fair value of derivative liability	4,599,201	-	4,599,201	100
Issuance of shares to Valent for future royalty reduction	-	-	-	-
Derivative issue costs	-	-	-	-
Foreign exchange (gain) loss	(25,179)	7,898	(33,077)	(419)
Interest expense	1,992	1,876	116	6
Interest income	(1,180)	-	(1,180)	(100)
Net loss	6,813,626	1,137,726	5,675,900

Research and Development

Research and development expenses decreased to $584,412 for the three months ended June 30, 2013 from $733,160 for the three months ended June 30, 2012. The decrease was largely attributable to a reduction in share-based payments to $156,656 for the three months ended June 30, 2013 compared to $538,679 for the three months ended June 30, 2012.  In relation to research and development expenses during the three months ended June 30, 2013 the Company incurred share-based payments relating to stock options only.  For the three months ended June 30, 2012 the Company recognized the fair value of shares issued from the DelMar Employee Share Purchase Trust (“Trust”) to employees and consultants for services rendered to the Company, stock option expense as the Company’s first grant of stock options occurred in February 2012, and the fair value amount recognized for units issued for services.  All of the shares had been issued from the Trust at December 31, 2012 and as a result no additional expense was recognized during the three months ended June 30, 2013.  In the prior quarter shares were issued from the Trust.

After considering the impact of share-based payments, research and development expenses increased in the three months ended June 30, 2013 to $427,756 from $194,481 for the three months ended June 30, 2012.  The largest portion of non-share-based payment component of research and development for the quarter ended June 30, 2013 was clinical development costs as the Company continued with its Phase I/II clinical trial with VAL-083.  The clinical development costs were higher in the current quarter compared to the prior quarter largely due to the timing of patient enrollment.  Intellectual property costs have increased in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as a result of the Company becoming more active in filing and advancing its patents compared to the prior period.  Personnel costs have increased due to the officers and directors of the Company being compensated with cash during the quarter ended June 30, 2013 while during the quarter ended June 30, 2012 a portion of management compensation was in the form of units.

General and Administrative

General and administrative expenses were $1,654,380 for the three months ended June 30, 2013 compared to $394,792 for the three months ended June 30, 2012.  The increase was largely attributable to an increase in share-based payments to $1,183,086 in the three months ended June 30, 2013 compared to $275,590 for the three months ended June 30, 2012.  In relation to general and administrative expenses during the three months ended June 30, 2013 the Company incurred share-based payments relating to stock options and to shares issued for services.  All of the shares issued for services during the three months ended June 30, 2013 related to general and administrative services only.  For the three months ended June 30, 2012 the Company recognized the fair value of shares issued from the Trust to employees and consultants for services rendered to the Company, stock option expense as the Company’s first grant of stock options occurred in February 2012, and the fair value amount recognized for units issued for services.  All of the shares had been issued from the Trust at December 31, 2012 and as a result no additional expense was recognized during the three months ended June 30, 2013.  Additionally, as a result of an increase in the Company’s stock price, the fair values of share-based compensation of all types were higher in the current period than the prior period for any given number of shares or stock options issued or granted.

After considering the impact of share-based payments, general and administrative expenses increased in the three months ended June 30, 2013 to $471,294 from $119,202 for the three months ended June 30, 2012.  The principal reason for the increase was due to professional fees related to the preparation and filing of the Company’s Registration Statement on Form S-1 filed during the quarter ended June 30, 2103.  Additionally, as a result of the Company becoming public due to its Reverse Acquisition, the Company has incurred investor relations fee in the current quarter which it did not incur during the three months ended June 30, 2012.  Also, personnel, and office and sundry increased in the current quarter compared to the prior quarter.   Personnel costs have increased due to the officers and directors being compensated with cash in the quarter ended June 30, 2013 while in the quarter ended June 30, 2012 a portion of management compensation was in the form of units.    Office and sundry increased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 largely due an increase in filing and related fees. As a result of the Reverse Acquisition the Company become a public company and began filing obligations with various regulatory authorities.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss.  The balance recognized during the three months ended June 30, 2013 was due to an increase in the Company’s share price between the date the warrants were last valued on March 31, 2013 and June 30, 2013 which was the current revaluation date.

The Company recognized a gain of $4,599,201 from the change in fair value of the derivative liability for the three months ended June 30, 2013.  There was no change in the fair value of the derivative liability for the quarter ended June 30, 2012.

Foreign Exchange Gain

The Company’s functional currency at June 30, 2013 is the USD but the Company incurs a portion of its expenses in CDN.  The translation gains and losses are reported in other comprehensive loss/income.

The Company recognized a foreign exchange gain of $25,179 for the quarter ended June 30, 2013 compared to a loss of $7,898 for the quarter ended June 30, 2012.  The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN accounts payable.

Interest Expense

Pursuant to a loan agreement dated February 3, 2011, the Company has received a loan from Valent in the amount of $250,000 for the purchase of the prototype drug product. The loan is payable on demand, unsecured and bears interest at 3.00% per year.  As a result of the loan payable the Company recognized $1,992 and $1,876 respectively in accrued interest for the three months ended June 30, 2013 and 2012.

Comparison of the six months ended June 30, 2013 and 2012

	Six Months Ended
	June 30, 2013 $	June 30 2012 $	Change $	Change %

Research and development	1,216,359	987,534	228,825	23
General and administrative	2,574,757	562,583	2,012,174	358
Change in fair value of derivative liability	7,142,775	-	7,142,775	100
Shares issued to Valent for future royalty reduction	598,000	-	598,000	100
Derivative issue costs	2,713,220	-	2,713,220	100
Foreign exchange (gain) loss	(28,933)	(4,596)	(24,337)	530
Interest expense	3,947	3,740	207	6
Interest income	(1,180)	-	(1,180)	100
Net loss	14,218,945	1,549,261	12,669,684

Research and Development

Research and development expenses increased to $1,216,359 for the six months ended June 30, 2013 from $987,534 for the six months ended June 30, 2012.  Share-based payments attributable to research and development were $309,136 in the six months ended June 30, 2013 compared to $729,618 for the six months ended June 30, 2012.  In relation to research and development expenses during the six months ended June 30, 2013 the Company incurred share-based payments relating to stock options only.  For the six months ended June 30, 2012 the Company recognized the fair value of shares issued from the Trust to employees and consultants for services rendered to the Company, stock option expense as the Company’s first grant of stock options occurred in February 2012, and the fair value amount recognized for units issued for services.  All of the shares had been issued from the Trust at December 31, 2012 and as a result no additional expense was recognized during the six months ended June 30, 2013.  In the prior period shares were issued from the Trust.

After considering the impact of share-based payments, research and development expenses increased in the six months ended June 30, 2013 to $907,223 from $257,916 for the six months ended June 30, 2012.   The largest component of research and development for the six months ended June 30, 2013 was clinical development costs as the Company continued with its Phase I/II clinical trial with VAL-083.  The clinical development costs were higher in the current period compared to the prior period largely due to the timing of patient enrollment.  Additionally, personnel, intellectual property, and travel were all higher during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  Personnel costs have increased due to the officers and directors of the Company being compensated with cash during the six months ended June 30, 2013 while during the six months ended June 30, 2012 a portion of management compensation was in the form of units.  Intellectual property costs have increased in the current period as a result of the Company becoming more active in filing and advancing its patents compared to the prior period.  Travel has increased in the current period compared to the prior period as a result of increased travel to scientific and medical conferences.

General and Administrative

General and administrative expenses were $2,574,757 for the six months ended June 30, 2013 compared to $562,583 for the six months ended June 30, 2012.  The increase was largely attributable to an increase in share-based payments to $1,211,351 in the six months ended June 30, 2013 compared to $302,329 for the six months ended June 30, 2012.  In relation to general and administrative expenses during the six months ended June 30, 2013 the Company incurred share-based payments relating to stock options and to shares issued for services.  All of the shares issued for services during the six months ended June 30, 2013 related to general and administrative services only.  For the six months ended June 30, 2012 the Company recognized the fair value of shares issued from the Trust to employees and consultants for services rendered to the Company, stock option expense as the Company’s first grant of stock options occurred in February 2012, and the fair value amount recognized for units issued for services.  All of the shares had been issued from the Trust at December 31, 2012 and as a result no additional expense was recognized during the six months ended June 30, 2013.  Additionally, as a result of an increase in the Company’s stock price, the fair values of share-based compensation of all types were higher in the current period than the prior period for any given number of shares or stock options issued or granted.

After considering the impact of share-based payments, general and administrative expenses increased in the six months ended June 30, 2013 to $1,363,406 from $260,254 for the six months ended June 30, 2012. The principal reason for the increase was due to professional fees related to the Company’s Reverse Acquisition and the preparation and filing of the Company’s Registration Statement on Form S-1.  A significant portion of the accounting and legal fees related to the Reverse Acquisition were expensed as they did not quality as direct share issue costs.  The fees and expenses for professional fees for the Reverse Acquisition and the S-1 were one-time fess that will not be incurred in subsequent periods.  Additionally, as a result of the Company becoming public due to its Reverse Acquisition, the Company has incurred investor relations fee which it did not incur during the six months ended June 30, 2012.  The Company becoming a public reporting entity has also led to higher travel costs due to the need to attend more investor conferences.

Personnel, and office and sundry increased in the current period compared to the prior period.   Personnel costs have increased due to the officers and directors being compensated with cash in the six months ended June 30, 2013 while in the six months ended June 30, 2012 a portion of management compensation was in the form of units.    Office and sundry increased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 largely due an increase in filing and related fees. As a result of the Reverse Acquisition the Company become a public company and began filing obligations with various regulatory authorities.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss.  The balance recognized during the six months ended June 30, 2013 was due to an increase in the Company’s share price between the date the warrants were issued and June 30, 2013 which was the revaluation date.

The Company recognized a gain of $7,142,775 from the change in fair value of the derivative liability at June 30, 2013.  There was no change in the fair value of the derivative liability for the six months ended June 30, 2012.

Issuance of Shares to Valent for future royalty reduction

On January 25, 2013, in connection with the Reverse Acquisition, the Company issued to Valent 1,150,000 shares of common stock in exchange for Valent reducing certain future royalties under the Assignment Agreement.  As a result of the share issuance the Company has recognized an expense of $598,000 for the six months ended June 30, 2013.

Derivative issue costs

The proceeds from the $0.80 unit offering have been allocated between common stock and derivative liability based on the respective fair values of the shares of common stock and the warrants on the issuance date.  Additionally, the unit issue costs have also been allocated between common stock and derivative liability on the same pro rata basis as the proceeds.  The portion of the issue costs allocated to the derivative liability has been expensed in the consolidated condensed interim statement of loss and comprehensive loss.  The Company recognized $2,713,220 in derivative issue costs for the six months ended June 30, 2013.  There was no derivative issue costs recognized for the six months ended June 30, 2012.

Foreign Exchange Gain

The Company’s functional currency at June 30, 2013 is the USD but the Company incurs a portion of its expenses in CDN.  The translation gains and losses are reported in other comprehensive loss/income.

The Company recognized a foreign exchange gain of $28,933 for the six months ended June 30, 2013 compared to a gain of $4,596 for the six months ended June 30, 2012.  The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN accounts payable.

Interest Expense

Pursuant to a loan agreement dated February 3, 2011, the Company has received a loan from Valent in the amount of $250,000 for the purchase of the prototype drug product. The loan is payable on demand, unsecured and bears interest at 3.00% per year.  As a result of the loan payable the Company recognized $3,947 and $3,740 respectively in accrued interest for the six months ended June 30, 2013 and 2012.

Liquidity and Capital Resources

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

	June 30, 2013 $	June 30, 2012 $	Change $	Change %

Cash used in operating activities	(3,374,310)	(458,991)	(2,915,319)	635
Cash flows from financing activities	9,639,520	671,570	8,967,950	1,335

Comparison of cash flow for the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Operating Activities

Net cash used in operating activities increased to $3,374,310 for the six months ended June 30, 2013 from $458,991 for the six months ended June 30, 2012.  The increase was largely the result of an increase in the net loss to $14,128,373 for the six months ended June 30, 2013 compared to $1,549,261 for the six months ended June 30, 2012.  Partially offsetting the impact of the higher net loss were non-cash items totaling $11,375,645 incurred in the current period consisting of accrued loan interest, change in fair value of the derivative liability, shares issued to Valent for a future royalty reduction, non-cash derivative issue costs and share-based payments.  The non-cash items for the six months ended June 30, 2012 totaled $1,085,066 and consisted of accrued loan interest, units issued for services, warrants issued for services, and share-based payments.  The most significant changes in non-cash working capital for the six months ended June 30, 2013 were outflows of $246,388 and $211,315 from the payment of accounts payable and accrued liabilities, and related party payables respectively.  In the six months ended June 30, 2012 there was an inflow of $8,743 from an increase accounts payable and accrued liabilities and an outflow of $7,840 from the payment of related parry payables.  Additionally, during the six months ended June 30, 2013 and 2012 there were respective outflows of $192,484 and $28,431 from increases in prepaid expenses.

As a result of the Company’s expectations as to the timing of the repayment of the Valent loan, the Company has presented the full loan and accrued interest balance as a long-term liability at June 30, 2013 and December 31, 2012.

Financing Activities

The Company received $9,639,520 in net proceeds from the issuance of units during the six months ended June 30, 2013 compared to $671,570 in net proceeds from the issuance of units during the six months ended June 30, 2012.  The net proceeds from the current period financing activities were $8,575,000.  However, as a result of a portion of the unit proceeds and issue costs being accounted for as a derivative liability the net proceeds on the condensed consolidated statement of cash flows is $9,639,520.  During the six months ended June 30, 2013 certain of the additional closing costs were not eligible to be treated as share issue costs and as a result they have been expensed.  Net unit proceeds per the condensed consolidated interim statements of cash flows include gross unit proceeds less cash issue costs attributable to the shares only.  The portion of the unit issue costs attributable to the derivative liability has been expensed.

The units issued in the six months ended June 30, 2013 were the $0.80 units issued in conjunction with the Reverse Acquisition while in the prior period the units issued were the CDN $0.50 units.

Operating Capital and Capital Expenditure Requirements

Liquidity risk

For the six months ended June 30, 2013, the Company reported a net loss of $14,218,945 and an accumulated deficit of $21,792,762 at that date.  As at June 30, 2013, the Company has cash and cash equivalents of $6,282,992 and a working capital balance of $5,853,459. The Company does not have the prospect of achieving any significant revenues in the immediate near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a large degree of uncertainty as to the expenses the Company will incur in developing and pursuing its business plan. In addition, the Company has not begun to generate revenues from any product candidate.

Consequently, in the future management will need to pursue various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. Accordingly, the Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915-10. In the first quarter of 2013 the Company completed financing activities related to a unit offering for net proceeds of approximately $8,575,000 and we believe, based on our current estimates, that we will be able to fund our operations for at least 21 months.

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

Our future funding requirements will depend on many factors, including but not limited to:

●	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

●	the costs associated with establishing manufacturing and commercialization capabilities;

●	the costs of acquiring or investing in businesses, product candidates and technologies;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

●	the effect of competing technological and market developments; and

●	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter.

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

The Company has the following liabilities under the fair value hierarchy:

	June 30, 2013

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	12,986,827

	December 31, 2012

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	121,000

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

Shares for services

The Company has issued equity instruments for services provided by employees and nonemployees. The equity instruments are valued at the fair value of the instrument granted (see notes 6 and 7 of the consolidated condensed interim financial statements for assumptions).

In prior periods the Company transferred shares from the DelMar Employee Share Purchase Trust (the “Trust”) to consultants and management in exchange for services rendered to the Company. The Company recognizes the fair value of the shares transferred as an expense with a corresponding increase in common stock. The shares reserved for issuance to consultants and management that are held by the Trust are included in the financial statements at year end. There are no other assets in the Trust. The number of shares outstanding for issue from the Trust at June 30, 2013 is nil (December 31, 2012 – nil).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 8, 2013 the Company issued 515,000 shares of common stock for services. The Company relied on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

DelMar Pharmaceuticals, Inc.

Date: August 12, 2013	By:	/s/ Jeffrey Bacha
Jeffrey Bacha
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2013	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial Officer)