Form 10-Q
period 2013-09-30
DelMar Pharmaceuticals, Inc.
filed 2013-11-08
CIK 1498382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 23,995,236 shares of common stock are issued and outstanding as of November 8, 2013.

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)

Consolidated Condensed Interim Financial Statements
(Unaudited)
For the nine months ended September 30, 2013
(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Condensed Interim Balance Sheets
(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	September 30, 2013 $	December 31, 2012 $

Assets

Current assets
Cash and cash equivalents		5,170,812	17,782
Taxes and other receivables		11,755	45,499
Prepaid expenses		210,469	28,778
Deferred costs		-	90,771

		5,393,036	182,830

Liabilities

Current liabilities
Accounts payable and accrued liabilities		210,608	677,615
Related party payables	5	217,151	447,777

		427,759	1,125,392

Loan payable to Valent	4	270,328	264,352

Stock option liability	7	208,776	-

Derivative liability	6	4,790,468	121,000

		5,697,331	1,510,744

Stockholders’ Deficiency

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
1 share outstanding as of September 30, 2013 (December 31, 2012 - nil)	7	-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value

Issued and outstanding
31,519,819 at September 30, 2013 (December 31, 2012 - 13,050,000)	7	31,520	13,050

Additional paid-in capital		8,439,437	2,326,885

Warrants	7	6,202,100	153,106

Deficit accumulated during the development stage		(14,998,530)	(3,842,133)

Accumulated other comprehensive income		21,178	21,178

		(304,295)	(1,327,914)

		5,393,036	182,830

Nature of operations and liquidity risk (note 1)

Subsequent events (note 9)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Condensed Interim Statement of Loss and Comprehensive Loss
(Unaudited)

(expressed in US dollars unless otherwise noted)

		Three months ended September 30,		Nine months ended September 30,		Balance from April 6, 2010 (inception) to September 30,

	Notes	$2013	$2012	$2013	$2012	$2013

Expenses
Research and development	7	560,235	229,488	1,776,594	1,217,021	4,419,880
General and administrative	7	741,368	218,732	3,316,125	781,324	4,780,130

		1,301,603	448,220	5,092,719	1,998,345	9,200,010

Other loss (income)
Change in fair value of derivative liability	6	(8,094,339)	-	(951,564)	-	(1,270,066)
Issuance of shares to Valent for future royalty reduction	7	-	-	598,000	-	598,000
Derivative issue costs	6	-	-	2,713,220	-	2,737,962
Foreign exchange		(2,834)	(22,295)	(31,767)	(26,891)	(32,619)
Interest expense		2,029	1,900	5,976	5,630	35,430
Interest income		(691)	-	(1,871)	-	(1,871)

		(8,095,835)	(20,395)	2,331,994	(21,261)	2,066,836
Net (income) loss for the period		(6,794,232)	427,825	7,424,713	1,977,084	11,266,846
Basic income (loss) per share	2	0.22	(0.03)	(0.26)	(0.15)
Diluted income (loss) per share	2	0.02	(0.03)	(0.26)	(0.15)

Basic weighted average number of shares	2	31,430,566	12,969,783	28,977,156	13,287,835
Diluted weighted average number of shares	2	41,671,789	12,969,783	28,977,156	13,287,835

Comprehensive (income) loss
Net (income) loss		(6,794,232)	427,825	7,424,713	1,977,084	11,266,846
Recapitalization loss on reverse acquisition	3	-	-	-	-	3,731,684
		(6,794,232)	427,825	7,424,713	1,977,084	14,998,530
Other comprehensive loss (income)
Translation to US dollar presentation currency		-	24,982	-	40,639	(21,178)
Comprehensive (income) loss		(6,794,232)	452,807	7,424,713	2,017,723	14,977,352

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Condensed Interim Statement of Changes in Stockholders’ Deficiency
(Unaudited)

(expressed in US dollars unless otherwise noted)

	Number of Shares (i) and (ii)	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Warrants $	Deficit accumulated during the development stage $	Stockholders' deficiency $

Balance - December 31, 2012	13,050,000	13,050	2,326,885	21,178	153,106	(3,842,133)	(1,327,914)

Effect of the Reverse Acquisition (note 3)	3,250,007	3,250	1,686,754	-	-	(3,731,684)	(2,041,680)

Issuance of units at $0.80 per unit from January 25 to March 6, 2013, net of cash issue costs (note 7 (b))	13,125,002	13,125	5,854,252	-	-	-	5,867,377

Issuance of placement agent warrants as issue costs for the $0.80 unit issuance (note 7(b))	-	-	(4,087,586)	-	6,288,594	-	2,201,008

Issuance of common shares to Valent for future royalty reduction (note 7 (c))	1,150,000	1,150	596,850	-	-	-	598,000

Exercise of placement agent warrants (note 7)	123,810	124	239,476	-	(239,600)	-	-

Exercise of CDN $0.50 unit warrants (notes 6 and 7)	206,000	206	225,834	-	-	-	226,040

Shares issued for services (note 7(d))	615,000	615	1,042,942	-	-	-	1,043,557

Stock-based compensation (note 7)	-	-	554,030	-	-	-	554,030

Loss for the period	-	-	-	-	-	(7,424,713)	(7,424,713)

Balance – September 30, 2013	31,519,819	31,520	8,439,437	21,178	6,202,100	(14,998,530)	(304,295)

(i)	The issued and outstanding common shares include 7,629,583 shares of common stock on an as-exchanged basis with respect to the Exchangeable Shares (notes 3 and 7)

(ii)	Under the Reverse Acquisition, the authorized and issued share capital is that of the Company while the stated value is that of DelMar (BC) (note 3).

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Condensed Interim Statement of Cash Flows
(Unaudited)

(expressed in US dollars unless otherwise noted)

	Nine months ended September 30,		Period from April 6, 2010 (inception) to September 30,
	$2013	$2012	$2013

Cash flows from operating activities
Loss for the period	(7,424,713)	(1,977,084)	(11,266,846)
Items not affecting cash
Accrued interest	5,976	5,630	20,328
Change in fair value of derivative liability	(951,564)	-	(1,270,066)
Shares issued to Valent for future royalty reduction	598,000	-	598,000
Non-cash derivative issue costs	2,201,008	-	2,201,008
Units issued for services	-	135,108	275,284
Warrants issued for patents	-	-	89,432
Warrants issued for services	108,518	49,379	157,897
Share-based compensation	1,806,363	1,028,879	3,063,834
Prototype drug product	-	-	250,000

	(3,656,412)	(758,088)	(5,881,129)
Changes in non-cash working capital
Taxes and other receivables	33,744	25,926	(11,755)
Prepaid expenses	(166,189)	(31,149)	(225,971)
Accounts payable and accrued liabilities	(467,007)	97,739	468,530
Related party payables	(230,626)	34,284	217,151

	(830,078)	126,800	447,955

	(4,486,490)	(631,288)	(5,433,174)

Cash flows from financing activities
Net proceeds from the issuance of units	9,639,520	671,570	10,501,916
Net proceeds from the issuance of common shares	-	-	102,070

	9,639,520	671,570	10,603,986

Increase in cash and cash equivalents	5,153,030	40,282	5,170,812

Cash and cash equivalents - beginning of period	17,782	15,018	-

Cash and cash equivalents - end of period	5,170,812	55,300	5,170,812

Supplementary information
Issuance of shares for the settlement of accounts payable (note 5)	-	253,050	253,050
Issuance of units for the settlement of accounts payable	-	-	23,785
Non-cash share issuance costs (note 7)	6,288,594	-	6,302,889
Settlement of accounts payable with a loan payable (note 4)	-	-	250,000
Cashless exercise of Placement Agent Warrants (note 7)	239,600	-	239,600
Exercise of CDN $0.50 Warrants for no additional consideration (note 6)	226,040	-	226,040
Deferred costs	90,771	-	-

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
September 30, 2013

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

The address of the Company’s administrative offices is Suite 720 - 999 West Broadway, Vancouver, British Columbia, V5Z 1K5 with clinical operations located at 3485 Edison Way, Suite R, Menlo Park, California, 94025.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
September 30, 2013

(expressed in US dollars unless otherwise noted)

    Liquidity risk

For the nine months ended September 30, 2013, the Company reported a net loss of $7,424,713 and an accumulated deficit of $14,998,530 at that date.  As at September 30, 2013, the Company has cash and cash equivalents of $5,170,812 and a working capital balance of $4,965,277. The Company does not have the prospect of achieving any significant revenues in the immediate near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a large degree of uncertainty as to the expenses the Company will incur in developing and pursuing its business plan. In addition, the Company has not begun to generate revenues from any product candidate.

Consequently, in the future management will need to pursue various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. Accordingly, the Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915-10. In the first quarter of 2013 the Company completed financing activities related to a unit offering for net proceeds of approximately $8,575,000 (note 7 (b)) and we believe, based on our current estimates, that we will be able to fund our operations for at least 18 months.

There could be material differences in our cost estimates or there can be unforeseen events, problems or delays that would require us to seek additional debt and/or equity funding. The ability of the Company to meet its obligations and continue the research and development of its product candidate is dependent on its ability to continue to raise adequate financing. There can be no assurance that such financing will be available to the Company in the amount required at any time or for any period or, if available, that it can be obtained on terms satisfactory to the Company. The Company may tailor its drug candidate program based on the amount of funding it raises.

2	Significant accounting policies

Basis of presentation

The consolidated condensed interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) and are presented in United States dollars. The Company’s functional currency is the United States dollar.

In the quarter ended March 31, 2013, the Company’s functional currency changed from Canadian dollars to United States dollars as a result of various objective factors. Therefore translation of goods and services in a foreign currency is re-measured to the functional currency of the Company with gains and losses on re-measurement recorded in the consolidated condensed interim statement of loss. Any gains and losses that were previously recorded in accumulated other comprehensive income is unchanged from the date of the change of functional currency which was January 1, 2013.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
September 30, 2013

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

Unaudited interim financial data

The accompanying unaudited September 30, 2013 consolidated condensed interim balance sheets, the consolidated condensed interim statements of loss and comprehensive loss for the three and nine months ended September 30, 2013 and 2012, consolidated condensed interim statement of changes in stockholders’ deficiency,  and consolidated condensed cash flows for the nine months ended September 30, 2013 and 2012, and the related interim information contained within the notes to the consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated condensed interim financial statements should read in conjunction with the annual financial statements as at December 31, 2012 filed in our Form 8-K/A on March 28, 2013. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position at September 30, 2013 and results of its operations for the three and nine months ended September 30, 2013 and 2012, and its cash flows for the nine months ended September 30, 2013 and 2012. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other future annual or interim period.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
September 30, 2013

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
September 30, 2013

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
September 30, 2013

(expressed in US dollars unless otherwise noted)

Derivative liability

The Company accounts for certain warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies warrants in its balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance. As quoted prices for the derivative liability are not available, the Company uses a simulated probability valuation model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility of similar life sciences companies. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term (notes 6 and 8).

Loss per share

Loss per share is calculated based on the weighted average number of common shares outstanding.  For the nine months ended September 30, 2013 and for the three and nine months ended September 30, 2012 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants and stock options are anti-dilutive.  At September 30, 2013, potential common shares of 24,879,009 (September 30, 2012 – 3,360,000) relating to warrants and 3,240,000 (September 30, 2012 - 1,020,000) relating to stock options were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

For the three months ended September 30, 2013 diluted income per share has also been presented.  Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding stock options and warrants.

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
September 30, 2013

(expressed in US dollars unless otherwise noted)

Recent accounting pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2013 through the date these financial statements were issued.

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
September 30, 2013

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

The Company determined the fair value of the shares issued on the Reverse Acquisition to be $1,690,004. As a result of the Reverse Acquisition being treated as a recapitalization of DelMar (BC) the Company recognized the loss of $3,731,684 incurred upon the closing of the Reverse Acquisition as an adjustment to opening deficit in the consolidated condensed interim statement of changes in stockholders’ deficiency at September 30, 2013.

4	Valent Technologies LLC agreement

Pursuant to a loan agreement dated February 3, 2011, the Company received a loan from Valent Technologies LLC (“Valent”) of $250,000 for the purchase of the prototype drug product. The loan is payable on demand, unsecured, and bears interest at 3.00% per year. The loan payable balance at September 30, 2013 is $270,328 including accrued interest of $20,328. The Company has accrued interest of $2,029 for the three months ended September 30, 2013 (September 30, 2012 - $1,900) and has accrued interest of $5,976 for the nine months ended September 30, 2013 (September 30, 2012 - $5,630). As a result of the Company’s expectation as to the timing of the repayment of the Valent loan, the Company has presented the full loan and accrued interest balance as a non-current liability at September 30, 2013 and December 31, 2012.

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
September 30, 2013

(expressed in US dollars unless otherwise noted)

5	Related party transactions

During the nine months ended September 30, 2013

Pursuant to consulting agreements with the Company’s officers and directors the Company pays a total of $36,784 per month in cash compensation to its officers and directors. Pursuant to these agreements the Company recognized a total of $331,056 in compensation expense for the nine months ended September 30, 2013.

Included in accounts payable at September 30, 2013 is an aggregate amount owing of $73,144 (December 31, 2012 - $133,658) to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

Included in related party payables at September 30, 2013 is an amount of $144,007 (December 31, 2012 - $314,119) relating to clinical development costs incurred by Valent on behalf of the Company. On April 30, 2012, Valent was issued 500,000 common shares for partial settlement of the Company’s accounts payable balance with Valent. The total settlement amount was $253,050. Additionally, the Company also has a loan payable, including accrued interest, of $270,328 due to Valent at September 30, 2013 including accrued aggregate interest of $20,328 to September 30, 2013 (note 4). One of the directors and officers of the Company is also a Principal of Valent. As a result of the Company not expecting to repay Valent within the next twelve months, the balance of the loan and accrued interest has been disclosed as a long-term liability.

On January 25, 2013, in connection with the Reverse Acquisition (note 3), Valent was issued 1,150,000 shares of common stock of the Company in exchange for Valent reducing certain future royalties under the Assignment Agreement (note 7(c)). As a result of the share issuance the Company has recognized an expense of $598,000 for the nine months ended September 30, 2013.

The Company paid $26,583 (September 30, 2012 – $0) in directors’ fees during the nine months ended September 30, 2013.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
September 30, 2013

(expressed in US dollars unless otherwise noted)

During the nine months ended September 30, 2012

Pursuant to consulting agreements with the Company’s officers and directors the Company paid a total of $26,973 per month to its directors. Under two of these agreements the directors have elected to receive a portion of their aggregate compensation in the form of units. During the nine months ended September 30, 2012 the Company issued 360,000 units for a total amount of $180,144. The units issued relate to an amount of $15,012 per month from January to December 2012 inclusive.  As a result, the Company has recognized $45,036 and $135,108 respectively in services for the three and nine months ended September 30, 2012 (note 6). Of the $135,108, $46,060 has been recognized as general and administrative and $89,048 has been recognized as research and development.

Included in the monthly amount of $26,973 under the consulting agreements the Company paid its officers and directors cash compensation totaling an aggregate $11,494 per month. The Company has paid $34,482 and $103,446 respectively for the three and nine months ended September 30, 2012.

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

The proceeds from the issuance of 3,000,000 of these units were held in escrow pursuant to an exclusive option investment agreement with a strategic investor. Subsequently, the Company elected to allow the option to expire and the related units were cancelled and the funds returned from escrow to the subscriber in order for the Company to retain control over certain intellectual property and commercial rights.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
September 30, 2013

(expressed in US dollars unless otherwise noted)

During the nine months ended September 30, 2013, 206,000 warrants were exercised for no additional consideration for 206,000 shares of common stock.  As a result, $226,040 of the derivative liability has been reclassified to equity.  The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

The remaining warrants issued with the units have been re-valued at September 30, 2013 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 80%, risk free rate - 0.37% and a term of four months.

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

The Investor Warrants issued with the units have been re-valued at September 30, 2013 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 78%, risk free rate - 1.3% and a term of approximately 4.5 years.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
September 30, 2013

(expressed in US dollars unless otherwise noted)

Dividend Warrants

As a result of the Reverse Acquisition, certain warrants that Berry issued pursuant a warrant dividend became warrants of the Company (the “Dividend Warrants”). The Dividend Warrants are exercisable at $1.25 per share until January 24, 2018. The Dividend Warrants will only be exercisable at such times as the underlying shares of common stock are registered. The Dividend Warrants will be redeemable by the Company at a price of $0.001 per Dividend Warrant at any time commencing 18 months following the date of issuance subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $2.50 per share and (ii) the underlying shares of common stock are registered. Subject to the conditions set forth therein, the Dividend Warrants may be redeemed by the Company upon not less than ninety (60) days nor more than ninety (90) days prior written notice.

The Dividend Warrants have been measured at fair value at September 30, 2013 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 78%, risk free rate - 1.3% and a term of approximately 4.25 years.

Warrants issued for services

During the nine months ended September 30, 2013 the Company issued 300,000 warrants for services.  The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years.  As of September 30, 2013 75% of the warrants have vested.    As a result, at September 30, 2103 the Company has recognized $108,518 in the consolidated condensed interim statement of operations and $15,502 as prepaid expenses.

The warrants have been measured at fair value at their issue date of September 12, 2013 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility -96%, risk free rate - 1.9% and a term of approximately five years.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
September 30, 2013

(expressed in US dollars unless otherwise noted)

The Company’s derivative liability is summarized as follows:

	September 30, 2013 $	December 31, 2012 $

Opening balance	121,000	106,146

Issuance of units	3,681,372	333,356
Dividend Warrant liability acquired on reverse acquisition	2,041,680	-
Warrants issued for services	124,020	-
Change in fair value of unexercised warrants	(951,564)	(318,502)
Reclassification to equity upon exercise of warrants	(226,040)	-

Closing balance	4,790,468	121,000

7	Stockholders’ deficiency

Preferred stock

Authorized
5,000,000 preferred shares, $0.001 par value

Issued and outstanding at September 30, 2013 - 1 (December 31, 2012 - none)

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
September 30, 2013

(expressed in US dollars unless otherwise noted)

Common stock

Authorized
200,000,000 common shares, $0.001 par value

Issued and outstanding at September 30, 2013 - 31,519,819 (December 31, 2012 - 13,050,000).  The issued and outstanding common shares include 7,629,583 shares of common stock on an as-exchanged basis with respect to the Exchangeable Shares (note 3).

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
September 30, 2013

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

The Company will pay a warrant solicitation fee of 5% of the amount of funds solicited by the agent upon the exercise of the Investor Warrants following such redemption.

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

Certain of the Private Offering costs were incurred by the Company prior to December 31, 2012. These costs of $90,771 were treated as issue costs during the nine months ended September 30, 2013.

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
September 30, 2013

(expressed in US dollars unless otherwise noted)

d)	Shares issued for services

Pursuant to a consulting agreement dated May 1, 2012 the Company issued 20,000 shares of common stock per month from September 1, 2012 to May 1, 2013 inclusive. Under this agreement the Company has issued a total of 100,000 shares of common stock during the nine months ended September 30, 2013. The shares have been valued using the fair value of the Company shares based on the purchase price under recent shares issuance by the Company or the closing price of the common stock on the date the shares for services were issued.  A total of $142,557 in expense has been recognized for these shares for the nine months ended September 30, 2013.

In addition to the shares issued under the May 1, 2012 consulting agreement, during the nine months ended September 30, 2013 the Company also issued 515,000 shares of common stock for services resulting in the recognition of $901,000 in expense for a total of $1,043,557.

The total expense of $1,043,557 in addition to the stock option expense of $762,806 and the warrants issued for services expense of  $108,518 (note 6) results in a total share-based payment expense of $1,914,881 for the nine months ended September 30, 2013 (September 30, 2012 - $1,213,366).  This total expense has been recognized as to $405,211 and $1,509,670 for research and development, and general and administrative respectively for the nine months ended September 30, 2013 and $96,074 and $372,319 for research and development, and general and administrative respectively  for the three months ended September 30, 2013.  This prior period expense of $1,213,366 has been recognized as to $788,619 and $424,747 for research and development, and general and administrative respectively for the nine months ended September 30, 2012 and $65,207 and $57,442 for research and development, and general and administrative respectively  for the three months ended September 30, 2012.

Stock Options

On February 1, 2012 DelMar (BC)’s board of directors approved its stock option plan (the “Plan”). As a result of the Reverse Acquisition (note 3), the Plan became the stock option plan of the Company.  Under the Plan the number of common shares that will be reserved for issuance to officers, directors, employees and consultants under the Plan will not exceed 7.5% of the share capital of the Company on a fully diluted basis. On February 1, 2012 the DelMar (BC) granted 930,000 options and on September 15, 2012 an additional 90,000 options were granted under the Plan. All of the stock options under these grants have an exercise price of CDN $0.50 and expire 10 years from the date of grant. Of the 1,020,000 stock options granted, 450,000 vest in equal monthly installments over one year and 570,000 vest in equal monthly installments over three years. Included in the total number of stock options granted were 450,000 granted in equal tranches to certain of the Company’s directors.  As a result of the Reverse Acquisition (note 3) the 1,020,000 stock options outstanding at January 25, 2013 became exercisable into shares of common stock of the Company.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
September 30, 2013

(expressed in US dollars unless otherwise noted)

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

The following table sets forth the options outstanding under the Plan are as follows:

	Number of stock options outstanding	Weighted average exercise price $

Balance - December 31, 2012	1,020,000	0.48
Granted	2,340,000	1.15
Cancelled	(120,000)	0.48
Balance – September 30, 2013	3,240,000	0.97

The following table summarizes stock options currently outstanding and exercisable at September 30, 2013:

Exercise price $	Number outstanding at September 30, 2013	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number exercisable at September 30, 2013	Exercise price $

0.49	900,000	8.34	0.49	688,417	0.48
1.05	2,040,000	9.88	1.05	193,333	1.05
1.54	180,000	9.50	1.54	179,000	1.54
2.30	120,000	9.67	2.30	39,667	2.30
	3,240,000		0.97	1,100,417	0.59

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

	September 30, 2013	Grant Date

Dividend rate	0%	0%
Volatility	84.8%	84.8% to 97.3%
Risk-free rate	1.0%	1.0% to 1.25%
Term - years	1.33 to 2.88	3.0

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
September 30, 2013

(expressed in US dollars unless otherwise noted)

During the quarter ended March 31, 2013 the Company’s functional currency changed from $CDN to $USD. As a result, certain stock options previously granted by the Company are now recognized as a long-term liability.

The Company has recognized the following amounts as stock-based compensation expense for the periods noted:

	Three months ended September 30,		Nine months ended September 30,

	$2013	$2012	$2013	$2012

Research and development	50,075	34,907	359,211	146,162
General and administrative	189,801	12,180	403,595	61,245

	239,876	47,087	762,806	207,407

The aggregate intrinsic value of stock options outstanding at September 30, 2013 was $445,230 and the aggregate intrinsic value of stock options exercisable at September 30, 2013 was $340,560. As of September 30, 2013 there was $862,346 in unrecognized compensation expense that will be recognized over the next 2.5 years. No stock options have been exercised under the Plan.

A summary of status of the Company’s unvested stock options under all plans is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at December 31, 2012	444,500	0.48	0.30
Granted	2,340,000	1.15	0.63
Cancelled	(120,000)	0.49	0.30
Vested	(524,917)	1.01	0.56

Unvested at September 30, 2013	2,139,583	1.09	0.60

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
September 30, 2013

(expressed in US dollars unless otherwise noted)

Warrants

	Number of Warrants	Amount $

Balance - December 31, 2012	950,000	153,106

Warrants issued as unit issue costs (i)	5,250,000	6,288,594
Warrants exercised on a cashless basis (ii)	(200,000)	(239,600)

Balance - September 30, 2013	6,000,000	6,202,100

(i) As part of the Company’s unit offering the Company has issued 5,250,000 Placement Agent Warrants (note 7(b)). The Placement Agent Warrants have been recognized as non-cash issue costs and the costs have been allocated to common stock and derivative liability. The portion allocated to additional paid in capital was $4,087,586 and the portion allocated to derivative liability was $2,201,008. The Placement Agent warrants have been valued using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 104%, risk free rate - 1.0% and a term of five years.

ii) During the nine months ended September 30, 2013, 200,000 placement agent warrants were exercised on a cashless basis for 123,810 shares of common stock.

Certain of the Company’s warrants have been recognized as a derivative liability (note 6). The following table summarizes all of the Company’s outstanding warrants as of September 30, 2013:

Description	Number

CDN $0.50 warrants (note 6) (i)	2,204,000
Issued as broker warrants (ii)	105,000
Issued for patents (iii)	500,000
Issued for services (iv)	345,000
Investor Warrants (note 6) (v)	13,125,002
Dividend warrants (note 6)(vi)	3,250,007
Placement Agent (note 7(b))(vii)	5,050,000
Issued for services (viii)	300,000

Closing balance - September 30, 2013	24,879,009

i)	All of the warrants expire on January 25, 2014. They are exercisable at $1.20 per warrant until January 25, 2014. A total of 35,000 warrants are exercisable for no additional consideration.

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

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
September 30, 2013

(expressed in US dollars unless otherwise noted)

iii)	The Company issued 500,000 warrants to Valent (note 4). The warrants have an exercise price of CDN $0.50 per warrant and expire February 1, 2017.

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

vi)	The Dividend Warrants are exercisable at $1.25 per warrant until January 24, 2018.

vii)	The Placement Agent Warrants are exercisable at $0.80 per warrant until March 6, 2018 but can be exercised on a cashless basis. The Placement Agent Warrants were all issued on March 6, 2013.

viii)	The warrants are exercisable on a cashless basis at a price of $1.76 per warrant until September 12, 2018.

8	Financial instruments

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
(Unaudited)
September 30, 2013

(expressed in US dollars unless otherwise noted)

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

The Company has the following liabilities under the fair value hierarchy:

	September 30, 2013

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	4,790,468

	December 31, 2012

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	121,000

9	Subsequent events

Commitments

Pursuant to a services agreement with an investor relations consultant the Company has agreed to issue up to 440,000 shares of common stock, subject to the Company’s determination, in the Company’s sole discretion, that the consultant has  performed its services satisfactorily under the agreement. Of the 440,000 shares, up to 240,000 shares are issuable in equal monthly installments of 40,000 shares of common stock for the period from October 2013 to March 2014.  An additional 200,000 shares of common stock may be issued at the sole discretion of the Company as a bonus under the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Upon obtaining regulatory approval, we intend to commercialize VAL-083 and other product candidates for the treatment of orphan cancer indications where patients have failed other therapies or have limited medical options.  Orphan diseases are defined in the United States under the Rare Disease Act of 2002 as “any disease or condition that affects less than 200,000 persons in the United States”.  The Orphan Drug Act of 1983 is a federal law that provides financial and other incentives including a period of market exclusivity to encourage the development of new treatments for orphan diseases.

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

In July 2013 the Company announced the opening of its third clinical trial site at the Brain Tumor Center at University of California, San Francisco (“UCSF”) and in August 2013 the Company received a notice of allowance from the United States Food and Drug Administration (“FDA”) enabling the Company to accelerate the dose-escalation of our GBM study.  The revised dosing regimen was allowed by the FDA following an extensive safety review of patients treated to date.  In comparison to the original dose-escalation scheme, the revised plan will enable the trial to reach higher doses and complete the dose-escalation portion of the clinical trial more quickly by skipping two interim doses:

Original dose-escalation	Revised dose-escalation
10 mg/m2	10 mg/m2
15 mg/m2	20 mg/m2
20 mg/m2
25 mg/m2	30 mg/m2
30 mg/m2

The revised dosing scheme also permits dosing above 30mg/m2 if VAL-083 is safe and well-tolerated at that dose.

During the remainder of 2013 we plan to continue our clinical trials with VAL-083 as a potential treatment for GBM patients who have failed other therapies.   Currently, there is no approved therapy for these patients.  The goal of the current trial is to establish a modernized dosing regimen for advancement into registration trials with the FDA.

In addition to our clinical development activities in the United States, we have obtained exclusive commercial rights to VAL-083 in China.  In October 2012, we announced that we had entered into a collaboration agreement with the only manufacturer licensed by the Chinese State Food and Drug Administration to produce the product for the China market.  This agreement provides us with certain exclusive commercial rights related to drug supply, which positions us with the potential to generate near-term revenue through product sales or royalties for its approved indications in China while we seek global approval in new indications.  Our strategy in China is to develop new clinical and non-clinical data in collaboration with leading cancer researchers to demonstrate the utility of VAL-083 in the treatment of CML and lung cancer, particularly for patients who do not respond to, or cannot access, modern treatments such as tyrosine kinase inhibitors.  Management believes the data, if favorable, will allow the repositioning of VAL-083 in the China market, and eventually global markets, for the treatment of hematologic cancers and solid tumors.  We anticipate seeking a marketing partner for VAL-083 in China in order to obtain royalty revenue from that market.

We have filed a broad portfolio of new patent applications to protect our intellectual property.  Our patent applications claim compositions and methods related to the use of VAL-083 and related compounds as well as methods of synthesis and quality controls for the manufacturing process of VAL-083.  In July 2013, our first new patent in the United States claiming methods of synthesis for VAL-083 was issued by the United States Patent Office.  We continue to prosecute patent cases in the United States and international jurisdictions.

In addition to new patent filings, we intend to seek other statutory protection for our intellectual property.  In February, 2012, we announced that VAL-083 has been granted Orphan Drug protection for the treatment of glioma, including GBM by the FDA in the United States.  In January 2013, the European Medicines Association (“EMA”) granted Orphan Drug protection to VAL-083.  The orphan drug designation means that we may sell VAL-083 as a treatment for GBM without competition for seven years in the United States and for ten years in the European Union following market approval, in respect of a medicinal product containing a similar active substance for the same indication.

Drugs granted orphan drug protection generally follow the same regulatory development path as any other pharmaceutical product. However, incentives such as scientific advice and reduction or waiver of registration fees and access to specialized grant funding may be available to support and accelerate development of orphan drug candidates.

Lung Cancer

The activity of VAL-083 against solid tumors, including lung cancer, has been established in both pre-clinical and human clinical trials conducted by the NCI.  Lung cancer is characterized as small cell and non-small cell lung cancer (“NSCLC”). NSCLC is the most common type of lung cancer.  VAL-083 has demonstrated activity against NSCLC in laboratory studies. VAL-083 was also investigated in a number of clinical trials in the United States and Europe during the 1970s both as a stand-alone therapy and in combination with other chemotherapeutic regimens. VAL-083 has been approved by the Chinese Food and Drug Administration (“CFDA”) (formerly the State Food and Drug Administration)for the treatment of lung cancer in China.  However, we believe that the use of the drug in the modern era has been limited by a preference for targeted therapies.  We plan to establish a strong scientific and clinical rationale to support out-licensing activities to unlock the potential value of the drug in partnership with larger pharmaceutical companies with the resources and commercial infrastructure to effectively develop and launch a lung cancer product.

Additional Orphan Drug Indications

We have established a high-level scientific rationale for the development of VAL-083 in additional high-value orphan cancer indications. Hematologic cancers such as chronic myelogenous leukemia (“CML”), acute myeloid leukemia (“AML”) are of particular interest based on published human clinical data and lack of effective therapeutic options. We have initiated preliminary discussions with leading cancer researchers regarding the development of a clinical strategy for the development of VAL-083 in hematologic cancers.

Developing Partnerships with Pharmaceutical Companies

Guangxi Wuzhou Pharmaceutical Company

We have a strategic collaboration with Guangxi Wuzhou Pharmaceutical Company (“Guangxi Wuzhou Pharmaceuticals”), a subsidiary of publicly traded Guangxi Wuzhou Zhongheng Group Co., Ltd for the development of VAL-083 (marketed as “DAG” in China).  VAL-083 is approved by CFDA as a cancer chemotherapy for the treatment of CML and lung cancer. In addition, Guangxi Wuzhou Pharmaceuticals has received regulatory approval by the CFDA to manufacture and sell VAL-083 in China for these indications.

We are party to a memorandum of understanding and collaboration agreement, dated October 25, 2012 (the “Guangxi Agreement”), with Guangxi Wuzhou Pharmaceuticals. Pursuant to the Guangxi Agreement, we granted to Guangxi Wuzhou Pharmaceuticals a royalty-free license to certain of our intellectual property, as it relates to quality control and drug production methods for VAL-083, and we  agreed that Guangxi Wuzhou Pharmaceuticals will be our  exclusive supplier of VAL-083 for clinical trials and sales for the China, United States, Canadian and European markets, subject to Guangxi Wuzhou Pharmaceuticals obtaining and maintaining cGMP certification by the FDA, EMEA or other applicable regulatory agencies, and Guangxi Wuzhou Pharmaceuticals being able to meet volumes ordered by us. Guangxi Wuzhou Pharmaceuticals agreed that it may not sell VAL-083 for markets outside of China to any other purchaser other than us. In addition, Guangxi Wuzhou Pharmaceuticals granted us a pre-emptive right (subject to our acceptance of proposed sales volume and prices) to purchase VAL-083 produced by Guangxi Wuzhou Pharmaceuticals. The collaboration under the Guangxi Agreement establishes an exclusive supply relationship between us and Guangxi Wuzhou Pharmaceuticals to include the Chinese market and all markets outside China.  DelMar and Guangxi Wuzhou Pharmaceuticals will work together to ensure the product specifications meet global standards in order to accelerate international development and regulatory approval.  Subject to meeting and maintaining cGMP certification, Guangxi Wuzhou Pharmaceuticals will be our exclusive supplier of DAG for injection for clinical development and commercial sales.

The Company and Guangxi Wuzhou Pharmaceuticals plan to develop new clinical data to expand the market in China and to seek regulatory approval for the drug in multiple indications on a global basis.   The companies have formed a clinical advisory board to oversee clinical studies.   Guangxi Wuzhou Pharmaceuticals will provide funding support for clinical trials conducted in China and we will be responsible for development and commercialization.  DelMar is currently seeking to establish a separate collaboration for the distribution, sales and marketing of VAL-083 in China.

The term of the Guangxi Agreement (except as it relates to the exclusive rights in the China market) is indefinite, subject to termination upon written agreement of all parties, or if either party breaches any material term and fails to remedy such breach within 30 days of receipt of notice of the breach, or if any action to be taken thereunder is not agreed to by both parties, provided that such matter is referred to the chief executive officer of both parties, and they are unable to resolve such matter within 90 days. No payments have been made to date under the Guangxi Agreement.

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

The Company determined the fair value of the shares issued on the Reverse Acquisition to be $1,690,004. As a result of the Reverse Acquisition being treated as a recapitalization of DelMar (BC) the Company recognized the loss of $3,731,684 incurred upon the closing of the Reverse Acquisition as an adjustment to opening deficit in the consolidated condensed interim statement of stockholder’s deficiency at September 30, 2013.

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

The Company will pay a warrant solicitation fee of 5% of the amount of funds solicited by the agent upon the exercise of the Investor Warrants following such redemption.

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

Certain of the Private Offering costs were incurred by the Company prior to December 31, 2012.  These costs of $90,771 were treated as issue costs during the three months ended September 30, 2013.

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

During the nine months ended September 30, 2013

Pursuant to consulting agreements with the Company’s officers and directors the Company pays a total of $36,784 per month in cash compensation to its officers and directors. Pursuant to these agreements the Company recognized a total of $331,056 in compensation expense for the nine months ended September 30, 2013.

Included in accounts payable at September 30, 2013 is an aggregate amount owing of $73,144 (December 31, 2012 - $133,658) to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

Included in related party payables at September 30, 2013 is an amount of $144,007 (December 31, 2012 - $314,119) relating to clinical development costs incurred by Valent on behalf of the Company. On April 30, 2012, Valent was issued 500,000 common shares for partial settlement of the Company’s accounts payable balance with Valent. The total settlement amount was $253,050. Additionally, the Company also has a loan payable, including accrued interest, of $270,328 due to Valent at September 30, 2013 including accrued aggregate interest of $20,328 to September 30, 2013 (note 4 in the accompanying unaudited financial statements). One of the directors and officers of the Company is also a Principal of Valent. As a result of the Company not expecting to repay Valent within the next twelve months, the balance of the loan and accrued interest has been disclosed as a long-term liability.

On January 25, 2013, in connection with the Reverse Acquisition (note 3), Valent was issued 1,150,000 shares of common stock of the Company in exchange for Valent reducing certain future royalties under the Assignment Agreement (note 7(c) in the accompanying unaudited financial statements). As a result of the share issuance the Company has recognized an expense of $598,000 for the nine months ended September 30, 2013.

The Company paid $26,583 (September 30, 2012 – $0) in directors’ fees during the nine months ended September 30, 2013.

During the nine months ended September 30, 2012

Pursuant to consulting agreements with the Company’s officers and directors the Company paid a total of $26,973 per month to its directors. Under two of these agreements the directors have elected to receive a portion of their aggregate compensation in the form of units. During the nine months ended September 30, 2012 the Company issued 360,000 units for a total amount of $180,144. The units issued relate to an amount of $15,012 per month from January to December 2012 inclusive.  As a result, the Company has recognized $45,036 and $135,108 respectively in services for the three and nine months ended September 30, 2012 (note 6 in the accompanying unaudited financial statements). Of the $135,108, $46,060 has been recognized as general and administrative and $89,048 has been recognized as research and development.

Included in the monthly amount of $26,973 under the consulting agreements the Company paid its offices and directors cash compensation totaling an aggregate $11,494 per month. The Company has paid $34,482 and $103,446 respectively for the three and nine months ended September 30, 2012.

On February 1, 2012 the Company granted an aggregate of 450,000 stock options at an exercise price of CDN $0.50 to certain directors (note 7 in the accompanying unaudited financial statements).

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

During the nine months ended September 30, 2013, 206,000 warrants were exercised for no additional consideration for 206,000 shares of common stock.  As a result, $226,040 of the derivative liability has been reclassified to equity.  The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

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

Warrants issued for services

During the nine months ended September 30, 2013 the Company issued 300,000 warrants for services.  The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years.  As of September 30, 2013, 75% of the warrants have vested.    As a result, at September 30, 2103 the Company has recognized $108,518 in the consolidated condensed interim statement of operations and $15,502 as prepaid expenses.

The Company’s derivative liability is summarized as follows:

	September 30, 2013 $	December 31, 2012 $

Opening balance	121,000	106,146

Issuance of units	3,681,372	333,356
Dividend Warrant liability acquired on reverse acquisition	2,041,680	-
Warrants issued for services	124,020	-
Change in fair value of unexercised warrants	(951,564)	(318,502)
Reclassification to equity upon exercise of warrants	(226,040)	-

Closing balance	4,790,468	121,000

Selected Quarterly Information

The financial information reported here in has been prepared in accordance with US GAAP. The Company’s functional currency at September 30, 2013 is the USD. The following table represents selected financial information for the Company as of September 30, 2013 and December 31, 2012.

Selected Balance Sheet Data
	September 30, 2013 $	December 31, 2012 $

Cash and cash equivalents	5,170,812	17,782
Working capital (deficiency)	4,965,277	(942,562)
Total Assets	5,393,036	182,830
Derivative liability	4,790,468	121,000
Total shareholder’s deficiency	(304,295)	(1,327,914)

Selected Statement of Operations Data
	Three Months Ended		Nine months Ended
	September 30, 2013 $	September 30, 2012 $	September 30, 2013 $	September 30, 2012 $

Research and development	560,235	229,488	1,776,594	1,217,021
General and administrative	741,368	218,732	3,316,125	781,324
Change in fair value of derivative liability	(8,094,339)	-	(951,564)	-
Shares issued to Valent for future royalty reduction	-	-	598,000	-
Derivative issue costs	-	-	2,713,220	-
Foreign exchange (gain) loss	(2,834)	(22,295)	(31,767)	(26,891)
Interest expense	2,029	1,900	5,976	5,630
Interest income	(691)	-	(1,871)	-
(Income) loss from operations	(8,095,835)	427,825	7,424,713	1,977,084
Basic weighted average number of shares outstanding	31,430,566	12,969,783	28,977,156	13,287,835
Basic (income) loss per share	(0.22)	0.03	0.26	0.15
Diluted weighted average number of shares outstanding	41,671,789	12,969,783	28,977,156	13,287,835
Diluted (income) loss per share	(0.02)	0.03	0.26	0.15

Expenses net of share-based compensation

The following table discloses research and development, and general and administrative expenses net of share-based compensation expenses.

	September 30, 2013 $	September 30, 2012 $	September 30, 2013 $	September 30, 2012 $

Research and development	560,235	229,488	1,776,594	1,217,021
Share-based compensation included in research and development	(96,074)	(65,207)	(405,211)	(788,619)
Research and development net of share-based compensation	464,161	164,281	1,371,383	428,402

General and administrative	741,368	218,732	3,316,125	781,324
Share-based compensation included in general and administrative	(372,319)	(57,442)	(1,509,670)	(424,747)
General and administrative net of share-based compensation	369,049	161,290	1,806,455	356,577

Comparison of the three months ended September 30, 2013 and 2012

	Three Months Ended
	September 30, 2013 $	September 30 2012 $	Change $	Change %

Research and development	560,235	229,488	330,747	144
General and administrative	741,368	218,732	522,636	239
Change in fair value of derivative liability	(8,094,339)	-	(8,094,339)	100
Foreign exchange (gain) loss	(2,834)	(22,295)	19,461	(87)
Interest expense	2,029	1,900	129	7
Interest income	(691)	-	(691)	(100)
Net (income) loss	(6,794,232)	427,825	7,222,057

Research and Development

Research and development expenses increased to $560,235 for the three months ended September 30, 2013 from $229,488 for the three months ended September 30, 2012. The increase was partially attributable to an increase in share-based payments to $96,074 for the three months ended September 30, 2013 compared to $65,207 for the three months ended September 30, 2012.  In relation to research and development expenses during the three months ended September 30, 2013 the Company incurred share-based payments relating to the granting of stock options and the issuance of shares for services.  For the three months ended September 30, 2012 the Company recognized stock option expense as well as the fair value amount for units issued for services.  The increase in the stock option expense portion was due to stock options being granted during the three-months ended September 30, 2013 offset by a decrease in the Company’s share price.

After considering the impact of share-based payments, research and development expenses increased in the three months ended September 30, 2013 to $464,161 from $164,281 for the three months ended September 30, 2012.  The largest portion of non-share-based payment component of research and development for the quarter ended September 30, 2013 was clinical development costs as the Company continued with its Phase I/II clinical trial with VAL-083.  The clinical development costs were higher in the current quarter compared to the prior quarter largely due to the timing of patient enrollment.  Intellectual property costs have increased in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as a result of the Company becoming more active in filing and advancing its patents compared to the prior period.  Personnel costs have increased due to the officers and directors of the Company being compensated with cash during the quarter ended September 30, 2013 while during the quarter ended September 30, 2012 a portion of management compensation was in the form of units.  In addition, travel costs increased during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to attendance at conferences to present data and for monitoring trips to clinical sites.

General and Administrative

General and administrative expenses were $741,368 for the three months ended September 30, 2013 compared to $218,732 for the three months ended September 30, 2012.  The increase was partially attributable to an increase in share-based payments to $372,319 in the three months ended September 30, 2013 compared to $57,442 for the three months ended September 30, 2012.  In relation to general and administrative expenses during the three months ended September 30, 2013 the Company incurred share-based payments relating to stock options, shares issued for services and for warrants issued for services.  For the three months ended September 30, 2012 the Company recognized stock option expense and the fair value amount recognized for units issued for services.  The increase in the stock option expense portion was due to stock options being granted during the three-months ended September 30, 2013 offset by a decrease in the Company’s share price.

After considering the impact of share-based payments, general and administrative expenses increased in the three months ended September 30, 2013 to $369,049 from $161,290 for the three months ended September 30, 2012.  The principal reason for the increase was due to professional fees relating to legal, accounting, investor relations, and business development.  As a result of the Company becoming public due to its Reverse Acquisition, the Company has incurred increased investor relations fees in the current quarter which it did not incur during the three months ended September 30, 2012.  Also, personnel, and office and sundry increased in the current quarter compared to the prior quarter.   Personnel costs have increased due to the officers and directors being compensated with cash in the quarter ended September 30, 2013 while in the quarter ended September 30, 2012 a portion of management compensation was in the form of units.    Office and sundry increased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 largely due an increase in filing and related fees. As a result of the Reverse Acquisition the Company become a public company and began filing obligations with various regulatory authorities.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss.  The balance recognized during the three months ended September 30, 2013 was due to a decrease in the Company’s common stock price between the date the warrants were last valued on June 30, 2013 and September 30, 2013 which was the current revaluation date.

The Company recognized a gain of $8,094,339 from the change in fair value of the derivative liability for the three months ended September 30, 2013.  There was no change in the fair value of the derivative liability for the quarter ended September 30, 2012.  Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability.  The large derivative revaluation gain recognized by the Company for the three months ended September 30, 2013 resulted in a net income for the quarter.  As a result of revaluation gains and losses, it is expected that the Company’s reported net income or loss will continue to experience large fluctuations.

Foreign Exchange Gain

The Company’s functional currency at September 30, 2013 is the USD but the Company incurs a portion of its expenses in CDN.  The foreign exchange gains and losses are reported in other (income) loss in the Consolidated Condensed Interim Statement of Loss and Comprehensive Loss.

The Company recognized a foreign exchange gain of $2,834 for the quarter ended September 30, 2013 compared to a gain of $22,295 for the quarter ended September 30, 2012.  The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN accounts payable.

Interest Expense

Pursuant to a loan agreement dated February 3, 2011, the Company has received a loan from Valent in the amount of $250,000 for the purchase of the prototype drug product. The loan is payable on demand, unsecured and bears interest at 3.00% per year.  As a result of the loan payable the Company recognized $2,029 and $1,900 respectively in accrued interest for the three months ended September 30, 2013 and 2012.

Comparison of the nine months ended September 30, 2013 and 2012

	Nine months Ended
	September 30, 2013 $	September 30 2012 $	Change $	Change %

Research and development	1,776,594	1,217,021	559,573	46
General and administrative	3,316,125	781,324	2,534,801	324
Change in fair value of derivative liability	(951,564)	-	(951,564)	100
Shares issued to Valent for future royalty reduction	598,000	-	598,000	100
Derivative issue costs	2,713,220	-	2,713,220	100
Foreign exchange (gain) loss	(31,767)	(26,891)	(4,876)	18
Interest expense	5,976	5,630	346	6
Interest income	(1,871)	-	(1,871)	100
Net loss	7,424,713	1,977,084	5,447,629

Research and Development

Research and development expenses increased to $1,776,594 for the nine months ended September 30, 2013 from $1,217,021 for the nine months ended September 30, 2012.  Share-based payments attributable to research and development were $405,211 in the nine months ended September 30, 2013 compared to $788,619 for the nine months ended September 30, 2012.  In relation to research and development expenses during the nine months ended September 30, 2013 the Company incurred share-based payments relating to stock options and the issuance of shares for services.  For the nine months ended September 30, 2012 the Company recognized the fair value of shares issued from the Trust to employees and consultants for services rendered to the Company, stock option expense as the Company’s first grant of stock options occurred in February 2012, and the fair value amount recognized for units issued for services.  All of the shares had been issued from the Trust at December 31, 2012 and as a result no additional expense was recognized during the nine months ended September 30, 2013.  In the prior period shares were issued from the Trust.

After considering the impact of share-based payments, research and development expenses increased in the nine months ended September 30, 2013 to $1,371,383 from $428,402 for the nine months ended September 30, 2012.   The largest component of research and development for the nine months ended September 30, 2013 was clinical development costs as the Company continued with its Phase I/II clinical trial with VAL-083.  The clinical development costs were higher in the current period compared to the prior period largely due to the timing of patient enrollment.  Additionally, personnel, intellectual property, and travel were all higher during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  Personnel costs have increased due to the officers and directors of the Company being compensated with cash during the nine months ended September 30, 2013 while during the nine months ended September 30, 2012 a portion of management compensation was in the form of units.  Intellectual property costs have increased in the current period as a result of the Company becoming more active in filing and advancing its patents compared to the prior period.  Travel has increased in the current period compared to the prior period as a result of increased travel to scientific and medical conferences.

General and Administrative

General and administrative expenses were $3,316,125 for the nine months ended September 30, 2013 compared to $781,324 for the nine months ended September 30, 2012.  The increase was partially attributable to an increase in share-based payments to $1,509,670 in the nine months ended September 30, 2013 compared to $424,747 for the nine months ended September 30, 2012.  In relation to general and administrative expenses during the nine months ended September 30, 2013 the Company incurred share-based payments relating to stock options, shares issued for services, and warrants issued for services.  For the nine months ended September 30, 2012 the Company recognized the fair value of shares issued from the Trust to employees and consultants for services rendered to the Company, stock option expense as the Company’s first grant of stock options occurred in February 2012, and the fair value amount recognized for units issued for services.  All of the shares had been issued from the Trust at December 31, 2012 and as a result no additional expense was recognized during the nine months ended September 30, 2013.  In the prior period shares were issued from the Trust.

After considering the impact of share-based payments, general and administrative expenses increased in the nine months ended September 30, 2013 to $1,806,455 from $356,577 for the nine months ended September 30, 2012.

The principal reason for the increase was due to professional fees related to the Company’s Reverse Acquisition and the preparation and filing of the Company’s Registration Statement on Form S-1.  A significant portion of the accounting and legal fees related to the Reverse Acquisition were expensed as they did not quality as direct share issue costs.  The fees and expenses for professional fees for the Reverse Acquisition and the S-1 were one-time fess that will not be incurred in subsequent periods.  Additionally, as a result of the Company becoming public due to its Reverse Acquisition, the Company has incurred investor relations fee which it did not incur during the nine months ended September 30, 2012.  The Company becoming a public reporting entity has also led to higher travel costs due to the need to attend more investor and business development conferences.

Personnel, and office and sundry increased in the current period compared to the prior period.   Personnel costs have increased due to the officers and directors being compensated with cash in the nine months ended September 30, 2013 while in the nine months ended September 30, 2012 a portion of management compensation was in the form of units.    Office and sundry increased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 largely due an increase in filing and related fees. As a result of the Reverse Acquisition the Company become a public company and began filing obligations with various regulatory authorities.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss.  The balance recognized during the nine months ended September 30, 2013 was due to an increase in the Company’s share price between the date the warrants were issued and September 30, 2013 which was the revaluation date.

The Company recognized a gain of $951,564 from the change in fair value of the derivative liability for the nine months ended September 30, 2013.  There was no change in the fair value of the derivative liability for the nine months ended September 30, 2012.  Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability.   As a result of revaluation gains and losses, it is expected that the Company’s reported net income or loss will continue to experience large fluctuations.

Issuance of Shares to Valent for future royalty reduction

On January 25, 2013, in connection with the Reverse Acquisition, the Company issued to Valent 1,150,000 shares of common stock in exchange for Valent reducing certain future royalties under the Assignment Agreement.  As a result of the share issuance the Company has recognized an expense of $598,000 for the nine months ended September 30, 2013.

Derivative issue costs

The proceeds from the $0.80 unit offering have been allocated between common stock and derivative liability based on the respective fair values of the shares of common stock and the warrants on the issuance date.  Additionally, the unit issue costs have also been allocated between common stock and derivative liability on the same pro rata basis as the proceeds.  The portion of the issue costs allocated to the derivative liability has been expensed in the consolidated condensed interim statement of loss and comprehensive loss.  The Company recognized $2,713,220 in derivative issue costs for the nine months ended September 30, 2013.  There was no derivative issue costs recognized for the nine months ended September 30, 2012.

Foreign Exchange Gain

The Company’s functional currency at September 30, 2013 is the USD but the Company incurs a portion of its expenses in CDN.    The foreign exchange gains and losses are reported in other (income) loss in the Consolidated Condensed Interim Statement of Loss and Comprehensive Loss.

The Company recognized a foreign exchange gain of $31,767 for the nine months ended September 30, 2013 compared to a gain of $26,893 for the nine months ended September 30, 2012.  The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN accounts payable.

Interest Expense

Pursuant to a loan agreement dated February 3, 2011, the Company has received a loan from Valent in the amount of $250,000 for the purchase of the prototype drug product. The loan is payable on demand, unsecured and bears interest at 3.00% per year.  As a result of the loan payable the Company recognized $5,976 and $5,630 respectively in accrued interest for the nine months ended September 30, 2013 and 2012.

Liquidity and Capital Resources

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	September 30, 2013 $	September 30, 2012 $	Change $	Change %

Cash used in operating activities	(4,486,490)	(631,288)	(3,855,202)	611
Cash flows from financing activities	9,639,520	671,570	8,967,950	1,335

Comparison of cash flow for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Operating Activities

Net cash used in operating activities increased to $4,486,490 for the nine months ended September 30, 2013 from $631,288 for the nine months ended September 30, 2012.  The increase was largely the result of an increase in the net loss to $7,424,713 for the nine months ended September 30, 2013 compared to $1,977,084 for the nine months ended September 30, 2012.  Partially offsetting the impact of the higher net loss were non-cash items totaling $3,768,301 incurred in the current period consisting of accrued loan interest, change in fair value of the derivative liability, warrants issued for services, shares issued to Valent for a future royalty reduction, non-cash derivative issue costs and share-based payments.  The non-cash items for the nine months ended September 30, 2012 totaled $1,218,996 and consisted of accrued loan interest, units issued for services, warrants issued for services, and share-based payments.  The most significant changes in non-cash working capital for the nine months ended September 30, 2013 were outflows of $467,007 and $230,626 from the payment of accounts payable and accrued liabilities, and related party payables respectively.  In the nine months ended September 30, 2012 there were inflows of $97,739 and $34,284 from an increase accounts payable and accrued liabilities, and related parry payables respectively.  Additionally, during the nine months ended September 30, 2013 and 2012 there were respective outflows of $166,189 and $31,149 from increases in prepaid expenses.

As a result of the Company’s expectations as to the timing of the repayment of the Valent loan, the Company has presented the full loan and accrued interest balance as a long-term liability at September 30, 2013 and December 31, 2012.

Financing Activities

The Company received $9,639,520 in net proceeds from the issuance of units during the nine months ended September 30, 2013 compared to $671,570 in net proceeds from the issuance of units during the nine months ended September 30, 2012.  The net proceeds from the current period financing activities were $8,575,000.  However, as a result of a portion of the unit proceeds and issue costs being accounted for as a derivative liability the net proceeds on the condensed consolidated statement of cash flows is $9,639,520.  During the nine months ended September 30, 2013 certain of the additional closing costs were not eligible to be treated as share issue costs and as a result they have been expensed.  Net unit proceeds per the condensed consolidated interim statements of cash flows include gross unit proceeds less cash issue costs attributable to the shares only.  The portion of the unit issue costs attributable to the derivative liability has been expensed.

The units issued in the nine months ended September 30, 2013 were the $0.80 units issued in conjunction with the Reverse Acquisition while in the prior period the units issued were the CDN $0.50 units.

Operating Capital and Capital Expenditure Requirements

Liquidity risk

For the nine months ended September 30, 2013, the Company reported a net loss of $7,424,713 and an accumulated deficit of $14,998,530 at that date.  As at September 30, 2013, the Company has cash and cash equivalents of $5,170,812 and a working capital balance of $4,965,277. The Company does not have the prospect of achieving any significant revenues in the immediate near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a large degree of uncertainty as to the expenses the Company will incur in developing and pursuing its business plan. In addition, the Company has not begun to generate revenues from any product candidate.

Consequently, in the future management will need to pursue various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. Accordingly, the Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915-10. In the first quarter of 2013 the Company completed financing activities related to a unit offering for net proceeds of approximately $8,575,000 and we believe, based on our current estimates, that we will be able to fund our operations for at least 18 months.

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

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 2 to the Company’s Financial Statements for the year ended December 31 2012 filed in our report on Form 8-K/A filed with the Securities and Exchange Commission on March 28, 2013. While all of the significant accounting policies are important to the Company’s consolidated condensed interim financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

●	Financial instruments

●	Clinical trial expenses

●	Shares for services

●	Stock options

●	Derivative liability

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

The Company has the following liabilities under the fair value hierarchy:

			September 30, 2013

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	4,790,468

			December 31, 2012

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	121,000

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

In prior periods the Company transferred shares from the DelMar Employee Share Purchase Trust (the “Trust”) to consultants and management in exchange for services rendered to the Company. The Company recognizes the fair value of the shares transferred as an expense with a corresponding increase in common stock. The shares reserved for issuance to consultants and management that are held by the Trust are included in the financial statements at year end. There are no other assets in the Trust. The number of shares outstanding for issue from the Trust at September 30, 2013 is nil (December 31, 2012 – nil).

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

Item 4T.Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2013, the Company issued an aggregate of 1,469,810 shares of common stock, including 40,000 shares of common stock for services, 206,000 shares upon the exercise of 206,000 warrants for no additional consideration, 123,810 shares upon the cashless exercise of 200,000 warrants, and 1,100,000 shares upon the exchange of Exchangeable Shares. On September 12, 2013, the Company issued five-year warrants to purchase 300,000 shares of common stock for services. The warrants are exercisable on a cashless basis at an exercise price of $1.76.

In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

DelMar Pharmaceuticals, Inc.

Date: November 8, 2013	By:	/s/ Jeffrey Bacha
Jeffrey Bacha
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial Officer)