Form 10-K
period 2013-12-31
DelMar Pharmaceuticals, Inc.
filed 2014-03-10
CIK 1498382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 000-54801

DelMar Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0360497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 720-999 West Broadway
Vancouver, British Columbia, Canada V5Z 1K5
(Address of principal executive offices)

(604) 629-5989
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  ☐ Yes   ☑    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☑   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐        No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑     Yes        ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes  ☑     No

As of June 30, 2013, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the last sales price of our common stock of $1.15 was approximately $22,444,417. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 7, 2014 was 24,432,549.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1. BUSINESS

Background

DelMar Pharmaceuticals, Inc. (the “Company”) is a Nevada corporation formed on June 24, 2009 under the name Berry Only Inc. (“Berry”). Prior to the Reverse Acquisition (discussed below), Berry did not have any significant assets or operations. On January21, 2013, the Company changed its name to DelMar Pharmaceuticals, Inc.

DelMar Pharmaceuticals, Inc. is the parent company of Del Mar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), a British Columbia, Canada corporation incorporated on April 2, 2010, which is a clinical and commercial stage drug development company with a focus on the treatment of cancer.   We are conducting clinical trials in the United States with our lead product, VAL-083, as a potential new treatment for glioblastoma multiforme (“GBM”), the most common and aggressive form of brain cancer.  We have also acquired certain exclusive commercial rights to VAL-083 in China where it is approved as a chemotherapy for the treatment of chronic myelogenous leukemia (“CML”) and lung cancer.  We plan to seek marketing partnerships in China in order to generate royalty revenue.

References in this report to “we,” “us,” “our” and similar words refer to the Company and its wholly-owned subsidiaries, DelMar (BC), Callco (defined below) and Exchangeco (defined below), unless the context indicates otherwise, and, prior to the effectiveness of the Reverse Acquisition, these terms refer to DelMar (BC). References to “Berry” relate to the Company prior to the Reverse Acquisition.

Our executive offices are located at Suite 720-999 West Broadway, Vancouver, British Columbia, Canada V5Z 1K5.  Our clinical operations are managed at Suite R, 3475 Edison Way, Menlo Park, California, 94025.  Our website is located at www.delmarpharma.com, and our telephone number is 604-629-5989.

        On January 25, 2013 (the “Closing Date”), the Company entered into and closed an exchange agreement (the “Exchange Agreement”), with DelMar (BC), 0959454 B.C. Ltd., a British Columbia corporation and a wholly-owned subsidiary of the Company (“Callco”), 0959456 B.C. Ltd., a British Columbia corporation and a wholly-owned subsidiary of the Company (“Exchangeco”), and securityholders of DelMar (BC). Pursuant to the Exchange Agreement, (i) the Company issued 4,340,417 shares of common stock  (the “Parent Shares”) to the shareholders of DelMar (BC) who are United States residents (the “U.S. Holders”) in exchange for the transfer to Exchangeco of all 4,340,417 outstanding common shares of DelMar (BC) held by the U.S. Holders, (ii) the shareholders of DelMar (BC) who are Canadian residents (the “Canadian Holders”) received, in exchange for the transfer to Exchangeco of all 8,729,583 outstanding common shares of DelMar (BC) held by the Canadian Holders, 8,729,583 exchangeable shares (the “Exchangeable Shares”) of Exchangeco, and (iii) outstanding warrants to purchase 3,360,000 common shares of DelMar (BC) and outstanding options to purchase 1,020,000 common shares of DelMar (BC) were deemed to be amended such that,  rather than entitling the holder to acquire common shares of DelMar (BC), such options and warrants (as amended, the “Exchange Agreement Warrants”) will entitle the holders to acquire shares of common stock of the Company. The Canadian Holders will be entitled to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company.

     Effective on the Closing Date, pursuant to the Exchange Agreement, DelMar (BC) became (indirectly through Exchangeco) a wholly-owned subsidiary of the Company. The acquisition of DelMar (BC) is treated as a reverse acquisition, and the business of DelMar (BC) became the business of the Company. At the time of the Reverse Acquisition, Berry was not engaged in any active business.

 Our mission is to benefit patients and create shareholder value by rapidly developing and commercializing anti-cancer therapies in orphan cancer indications where patients have failed modern therapy.  Our lead product candidate, VAL-083, represents a “first-in-class” small-molecule chemotherapeutic, which means that the molecular structure of VAL-083 is not an analogue or derivative of other small molecule chemotherapeutics approved for the treatment of cancer. VAL-083 has been assessed in multiple clinical studies sponsored by the National Cancer Institute (“NCI”) in the United States as a treatment against various cancers including lung, brain, cervical, ovarian tumors and leukemia. Published pre-clinical and clinical data suggest that VAL-083 may be active against a range of tumor types. VAL-083 is approved as a cancer chemotherapeutic in China for the treatment of CML and lung cancer. VAL-083 has not been approved for any indication outside of China.

Upon obtaining regulatory approval, we intend to commercialize VAL-083 for the treatment of orphan and other cancer indications where patients have failed other therapies or have limited medical options. Orphan diseases are defined in the United States under the Rare Disease Act of 2002 as “any disease or condition that affects less than 200,000 persons in the United States”. The Orphan Drug Act of 1983 is a federal law that provides financial and other incentives including a period of market exclusivity to encourage the development of new treatments for orphan diseases. In February 2012, we announced that VAL-083 has been granted protection under the Orphan Drug Act by the United States Food and Drug Administration (“FDA”) for the treatment of glioma, including GBM. In January 2013, the European Medicines Agency (“EMA”) also granted orphan drug protection to VAL-083 for the treatment of glioma.

We research the mechanism of action of our product candidate to determine the clinical indications best suited for therapy and work rapidly advance it into human clinical trials and toward commercialization.  With this aim, in October 2011 we initiated clinical trials with VAL-083 as a potential new treatment for GBM, the most common and aggressive form of brain cancer.  We have presented interim data from our clinical trial at peer reviewed scientific meetings  demonstrating that VAL-083 can shrink or halt the growth of tumors in some brain cancer patients who have failed other approved treatments. Currently, there is no approved therapy for these patients.

In addition to our clinical development activities in the United States, we have obtained exclusive commercial rights to VAL-083 in China. In October 2012, we announced that we had entered into a collaboration agreement with the only manufacturer presently licensed by the China Food and Drug Administration (“CFDA”) to produce the product for the China market. This agreement provides us with exclusive commercial rights which potentially position us to generate near-term revenue through product sales or royalties for its approved indications in China while we seek global approval in new indications. We anticipate that we may be able to begin generating revenue from such sales or royalties commencing in 2014.

VAL-083 was originally discovered in the 1960’s. We have filed a broad portfolio of new patent applications to protect our intellectual property. Our patent applications claim compositions and methods related to the use of VAL-083 and related compounds as well as methods of synthesis and quality controls for the manufacturing process of VAL-083.  In July 2013, our first patent was granted by the United States Patent and Trademark Office.  The patent expiration date is August 17, 2031. In addition, VAL-083 has been granted protection under the Orphan Drug Act by the FDA and the EMA. We believe that our portfolio of intellectual property rights provides a strong and defensible market position for the commercialization of VAL-083 and other anti-cancer products.

We also believe the experience of our clinical development team will position us to acquire or license additional product candidates to establish a pipeline of product opportunities. We have secured three grants from the National Research Council of Canada, which have provided financial contributions of over Cdn $130,000 to date. We believe we have the potential to create significant value by building and maintaining a sustainable business through the commercialization of VAL-083 across a variety of cancer indications on a world-wide basis.

The Technology

Our drug discovery research focuses on identifying well-validated clinical and commercial-stage compounds and establishing a scientific rationale for development in modern orphan drug indications. Through our relationship with Valent Technologies, LLC (“Valent”), a company owned by Dr. Dennis Brown, our Chief Scientific Officer, we are able to utilize Valent’s proprietary ChemState™ bioinformatics tools which are used to screen and identify potential candidates. Promising candidates are further researched through our network of consultants and contract research organizations. This approach allows us to rapidly identify and advance potential drug candidates without significant investment in “wet lab” infrastructure. Based on this strategy, we acquired initial VAL-083 intellectual property and prototype drug product from Valent and have identified multiple additional drug candidates that we may have the opportunity to license or acquire in the future.

VAL-083

VAL-083 is a novel “first in class” small-molecule therapeutic agent that we are developing as a new cancer chemotherapy.

VAL-083 has been assessed in multiple National Cancer Institute (“NCI”)-sponsored clinical studies in various cancers including lung, brain, cervical, ovarian tumors and leukemia. Published pre-clinical and clinical data from the late 1970s and 1980s suggest that VAL-083 may be active against a range of tumor types; however, further research was not pursued in the United States due to an increased focus by the NCI on targeted biologic therapies during the era. VAL-083 is approved as a cancer chemotherapeutic in China for the treatment of CML and lung cancer.

The mechanism of action of VAL-083 is understood to be a bi-functional alkylating agent. Alkylating agents are a commonly used class of chemotherapy drugs. They work by binding to DNA and interfering with normal processes within the cancer cell, which prevents the cell from making the proteins needed to grow and survive. After exposure to alkylating agents, the cancer cell becomes dysfunctional and dies. There are a number of alkylating agents on the market that are used by physicians to treat different types of cancer.

Based on published research, the functional groups associated with the mechanism of action of VAL-083 are understood to be functionally different from commonly used alkylating agents, including Temodar®, which is commonly used a front-line chemotherapy against GBM, the most common and aggressive form of brain cancer. VAL-083 has previously demonstrated activity in cell-lines that are resistant to other types of chemotherapy.  No evidence of cross-resistance has been reported in published clinical studies. Based on the presumed alkylating functionality of VAL-083, published literature suggests that DNA repair mechanisms associated with the leading brain cancer therapies, including Temodar ® and nitrosourea resistance may not confer resistance to VAL-083. Therefore, we believe that VAL-083 may be effective in treating tumors that have failed or become resistant to other chemotherapies.

We have presented new research at peer-reviewed scientific meetings demonstrating that VAL-083 is active in some patients, patient-derived tumor cell lines and cancer stem cells that are resistant to other chemotherapies.  Of particular importance is resistance to Temodar ® due to activity of the repair enzyme known as MGMT, which results in resistance to front-line therapy in many GBM patients. At AACR in 2012, we presented data demonstrating that VAL-083 is active independent of MGMT resistance in laboratory studies.

VAL-083 readily crosses the blood brain barrier where it maintains a long half-life in comparison to the plasma. Published preclinical and clinical research demonstrates that VAL-083 is selective for brain tumor tissue.

VAL-083 has been assessed in multiple studies as chemotherapy in the treatment of newly diagnosed and recurrent brain tumors and other cancers. In general, tumor regression in brain cancer was achieved following therapy in greater than 40% of patients treated and stabilization was achieved in an additional 20% - 30%. In published clinical studies, VAL-083 has previously been shown to have a statistically significant impact on median survival in high grade glioma brain tumors when combined with radiation vs. radiation alone.

A summary of published data adapted from separate sources comparing the efficacy of VAL-083 and other therapies in the treatment of glioblastoma multiforme (GBM).

The main dose-limiting toxicity (“DLT”) related to the administration of VAL-083 in previous NCI-sponsored clinical studies was myelosuppression. Myelosuppression is the decrease in cells responsible for providing immunity, carrying oxygen, and those responsible for normal blood clotting. Bone marrow suppression is a common side effect of chemotherapy. There is no evidence of lung, liver or kidney toxicity even with prolonged treatment by VAL-083. Commercial data from the Chinese market where the drug has been approved for more than 15 years supports the safety findings of the NCI studies.

            We note that the DLT of VAL-083 was established prior to the development of medicines now available to manage myelosuppression. Various types of medications and other forms of therapy are now available for management of myelosuppressive side effects. We believe this offers the potential of increasing the dose of VAL-083 in the modern patient population thereby providing a potential opportunity to improve the drugs already established efficacy profile.

VAL-083 Clinical Development in GBM

Based on historical data and our own research, we filed an investigational new drug (“IND”) application with the FDA and initiated human clinical trials with VAL-083 as a potential treatment for GBM in 2011.

Our clinical trial is a Phase I/II an open-label, single arm dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics and anti-cancer activity of VAL-083 in patients with GBM. To be eligible for our clinical trial, patients must have been previously treated for GBM with surgery and/or radiation, if appropriate, and must have failed both Bevacizumab (Avastin ®) and temozolomide (Temodar ®), unless either or both are contra-indicated.  .

Response to treatment with VAL-083 is measured prior to each treatment cycle.  An initial phase of the study involves dose escalation cohorts until a maximum tolerated dose (“MTD”) is established in the context of modern care.  The goal of our Phase I/II clinical trial is to determine a modernized dosing regimen for advancement into a registration directed clinical trial.

In February 2012, we announced that VAL-083 was granted protection under the Orphan Drug Act by the FDA for the treatment of glioma.  In January 2013, we announced that the European Union had also granted orphan drug protection to VAL-083.  Orphan drugs generally follow the same regulatory development path as any other pharmaceutical product. However, incentives such as scientific advice and reduction or waiver of registration fees and access to specialized grant funding may be available to support and accelerate development of orphan drug candidates. In addition, DelMar Pharma may sell VAL-083 as a treatment for glioma without competition for seven years in the US and for ten years in the EU following market approval, in respect of a medicinal product containing a similar active substance for the same indication.

   Based on historical development of other products in GBM, we believe that we may be able to obtain FDA approval to commercialize VAL-083 to treat patients who have failed other therapies from an open-label Phase II registration-directed clinical, which will save significant costs of a large Phase III clinical trial. We also believe that the FDA may grant fast-track, accelerated approval and/or priority review status to VAL-083, which will enable us to begin filing for commercial approval during the clinical trial process. Fast Track, Accelerated Approval and Priority Review are approaches established by the FDA that are intended to make therapeutically important drugs available at an earlier time. (See “Government Regulation and Product Approval”.)

    We are conducting the study under the direction of Dr. Howard Burris at the Sarah Cannon Research Institute in Nashville, Tennessee with a second center in Sarasota, Florida. In July 2013, the Company announced the opening of its third clinical trial site at the Brain Tumor Center at University of California, San Francisco (“UCSF”).

    We have presented interim data from our clinical trial at peer-reviewed scientific meetings including the Society for NeuroOncology annual meeting (“SNO” – November, 2012), the American Association of Cancer Research (“AACR” – April 2013), the American Society for Clinical Oncology (“ASCO” – June 2013), and the World Federation of Neuro‐Oncology (“WFNO” – November, 2013).  In summary, our interim clinical data supports that:

•	VAL-083 is safe and well-tolerated by patients in doses tested to date;
•	A maximum tolerated dose has not yet been reached;
•	A portion of GBM patients who have failed other therapies demonstrate stable disease or tumor regression following treatment with VAL-083 and;
•	Pharmacokinetic analysis demonstrates a dose-dependent plasma exposure.

These data support the further development of VAL-083.  We are continuing with the dose escalation portion of our clinical trial and anticipate achieving the maximum tolerated dose during 2014.

In August 2013 the Company received a notice of allowance from the FDA enabling the Company to implement a more rapid dose-escalation scheme in our GBM study.  The revised dosing regimen was allowed by the FDA following an extensive safety review of patients treated to date.  In comparison to the original dose-escalation scheme, the revised plan will enable the trial to reach higher doses and complete the dose-escalation portion of the clinical trial more quickly by skipping two interim doses.

A summary of our original and revised dose escalation scheme including doses completed to date is as follows:

Dose Escalation Scheme (mg/m2)		Patients Treated	Status
Original	Revised
1.5	1.5	3	Completed – No DLT
3.0	3.0	4*	Completed – No DLT
5.0	5.0	10*	Completed – No DLT
10.0	10.0	3	Completed – No DLT
15.0
20.0	20.0	3	Completed – No DLT
25.0
30.0	30.0	3	Initiated Feb. 2014
n.a	40.0	3 (planned)	To be initiated subject to no DLT in 30mg/m2 dose cohort
*Cohorts 2 and 3 were expanded to allow for patient demand and to gather additional data on CNS metastases patients.

During 2014 we plan to continue our clinical trials with VAL-083 as a potential treatment for GBM patients who have failed other therapies.   Currently, there is no approved therapy for these patients.  The goal of the current trial is to establish a modernized dosing regimen for advancement into registration directed trials in the United States as a potential new therapy for the treatment of refractory GBM.

As part of our ASCO presentation on June 1, 2013, we also announced that we plan to split our current clinical trial protocol into two separate studies: one focusing solely on refractory GBM and the other focusing on secondary brain cancers caused by other tumors that have spread to the brain. Due to prior chemotherapy and radiation therapy, patients with secondary brain tumors are likely more prone to myelosuppression and may have a different toxicity and MTD than patients with GBM.  We believe the strategy of splitting the trial into two separate studies will enable us to focus on accelerating the development of VAL-083 as a potential new treatment for glioblastoma while appropriately exploring the potential of the drug to treat patients with solid tumors that have spread to the brain.

We anticipate presenting additional data at upcoming scientific meetings during 2014

The current study is being conducted under an IND application with the FDA. It involves a dose-escalation phase (Phase I) and an efficacy phase (Phase II). Phase I of the study will continue to enroll patients until a MTD is achieved. Based on historical data, we anticipate that Phase I will involve up to 30 patients. 14 GBM patients can be enrolled at the MTD or a lower dose recommended by the principal investigator.  Details of the study, including enrollment estimates, are available at http://www.clinicaltrials.gov/ct2/show/NCT01478178?term=VAL-083&rank=1).   We plan to develop a separate protocol for the continued exploration of VAL-083 in patients with secondary brain cancer caused by solid tumor spreading to the brain.

While our data with VAL-083 to date are interim in nature, we believe the results to date demonstrate a strong potential for successful development of VAL-083 as a chemotherapy for the treatment of GBM. We plan to continuing working with our clinical investigators to determining an optimal dosing regimen for future registration trials.

VAL-083 in Leukemia and Hematologic Cancers

CML, also known as chronic myeloid leukemia, is a cancer of the white blood cells. The incidence of CML in the United States is approximately two per 100,000 population.

CML is characterized by three progressive phases: chronic, aggressive and blast, each corresponding with poorer prognosis. Approximately 85% of patients with CML are in the chronic phase at the time of diagnosis. Chronic phase patients are usually asymptomatic or have only mild symptoms such as fatigue or no symptoms at all. The duration of chronic phase is variable and depends on how early the disease was diagnosed as well as type of treatment. Without treatment, CML progresses to an accelerated phase and eventually to blast crisis. Blast crisis is the final phase in the evolution of CML and behaves like an acute leukemia with rapid progression and short expected survival.

VAL-083 has shown promise in CML in multiple pre-clinical and clinical studies. The NCI studied VAL-083 extensively in laboratory and animal models of hematological malignancies (blood cancers). VAL-083 has been approved for the treatment of CML in China. While VAL-083 maintains labeling for CML in China, use of the drug in the modern era has been limited by a preference for targeted therapies such as tyrosine kinase inhibitors (TKIs).

TKIs have become the standard of care for CML and non-small cell lung cancer (NSCLC). TKI therapy has resulted in vastly improved outcomes; however, patients often develop resistance to TKI therapy. Recent evidence proposes unique mechanisms of resistance in patients of East Asian descent who experience significantly inferior responses to TKIs, including imatinib (Gleevec ®) in CML and erlotinib (Tarceva ®) in lung cancer.

We believe that data from NCI-sponsored studies and commercial evidence from the Chinese market support substantive clinical benefit of VAL-083 in CML. We also believe that the unique mechanism of action of VAL-083, in combination with newly developed data positions the drug as a valuable therapy for patients who have failed other treatments, including TKIs. This represents a significant clinical and commercial opportunity for large subsets of patient populations in the existing-approved China market as well as for global development in CML.

Based on these beliefs, we have acquired certain commercial rights to VAL-083 in China where it is approved for the treatment of CML and Lung Cancer. We have also developed new non-clinical data demonstrating that VAL-083 is active against TKI-resistant CML. We have begun to establish a network of leading oncologists to develop new clinical and non-clinical data which will demonstrate the clinical utility of VAL-083 in CML patients who are resistant to TKIs. We believe this strategy will result in sales growth for VAL-083 in China and generate near-term revenue for our company through sales and marketing partnerships as well as position VAL-083 for global development in CML.

In addition, we plan to investigate VAL-083 as a potential treatment for other types of blood cancer. Acute Myeloid Leukemia (“AML”) and Acute Lymphoblastic Leukemia (“ALL”) are of particular interest based on published data and lack of effective therapeutic options. We have initiated preliminary discussions with leading cancer centers regarding the development of a clinical strategy for the development of VAL-083 in other types of blood cancer.

VAL-083 in Lung Cancer

Lung cancer is characterized as small cell and non-small cell lung cancer (“NSLSC”). NSCLC is the most common type of lung cancer.

There are three common forms of NSCLC: adenocarcinomas are often found in an outer area of the lung; squamous cell carcinomas are usually found in the center of the lung next to an air tube (bronchus); and  large cell carcinomas, which can occur in any part of the lung and tend to grow and spread faster than adenocarcinoma.

Smoking is the most important risk factor in the development of lung cancer. According to the World Cancer Report (2008), 21% of cancer deaths are related to smoking, especially lung cancer. Additionally, high levels of air pollution have been implicated as significant causes of lung cancer. Incidence of lung cancer in the United States is approximately 59 per 100,000 with the majority (52:100,000) being NSLSC.

According to The Nationwide Nutrition and Health Survey (2002), China has the world’s largest smoking population, with a smoking rate of 24.0% on average (50.2% for men and 2.8% for women), and a total number of 350 million smokers. The World Health Organization reports that the incidence of lung cancer in China is 34 per 100,000 population.  However, some estimates are much higher exceeding 120 per 100,000 population for males aged 55-60 in urban areas.

According to a survey conducted by the Chinese Ministry of Health and the Ministry of Science and Technology, smoking, poor diet, water pollution and environmental problems have caused the nation's cancer death rate to rise 80 percent in the past 30 years and cancer is now accountable for 25 percent of all urban deaths and 21 percent of all rural deaths. Based on these trends, the World Health Organization projects that the incidence of lung cancer in China is expected to exceed one million (1,000,000) new cases per year by 2025.

Similar to CML treatment, TKIs are standard front-line therapy in certain types of NSCLC; however resistance to TKI therapy is common in lung cancer patients. It has also been reported that cigarette smoke may directly induce resistance to TKIs. This factor could further exacerbate resistance to modern targeted therapies in populations such as China where smoking is highly prevalent. In addition, the same East-Asian specific resistance linked to TKI-resistance in CML has been shown to correlate with TKI-resistance in NSLSC.

The activity of VAL-083 against lung cancer was studied extensively by the NCI. VAL-083 demonstrated activity against NSCLC in laboratory and animal studies. VAL-083 was also investigated in a number of clinical trials in the United States and Europe during the 1970s both as a stand-alone therapy and in combination with other chemotherapeutic regimens. VAL-083 has been approved for the treatment of lung cancer in China; however, we believe that the use of the drug in the modern era has been limited by a preference for targeted therapies such as TKIs.

We believe VAL-083’s unique bi-functional alkylating mechanism of action could make it a valuable drug of choice in NSCLC patients who are or become resistant to TKI therapy. In addition, VAL-083 readily crosses the blood brain barrier suggesting that it may be possible for VAL-083 to treat patients whose lung cancer has spread to the brain.

Based on these beliefs, we have acquired certain commercial rights to VAL-083 in China where it is approved for the treatment of lung cancer. We plan to work with leading oncologists to develop new clinical and non-clinical data which will demonstrate the clinical utility of VAL-083 in NSCLC patients who are resistant to TKIs. We believe this strategy will result in sales growth for VAL-083 in China and generate near-term revenue for our company through sales and marketing partnerships as well as position VAL-083 for global development in lung cancer.

VAL-083 Target Markets

We are targeting cancer indications which we believe represent market opportunities in the hundreds of millions of dollars in North America and potentially in the billions of dollars worldwide. The pharmaceutical industry, in general, is a highly profitable, highly innovative industry. In 2006, the global pharmaceutical industry generated over $640 billion dollars in revenue. According to published reports, global pharmaceutical sales are highly stratified by region, with North America, the European Union and Japan accounting for 55% of global pharmaceutical sales in 2009; however, the most rapid growth in the sector is from developing countries, particularly China.

Glioblastoma Multiforme (GBM):  Newly diagnosed patients suffering from GBM are initially treated through invasive brain surgery, although disease progression following surgical resection is nearly 100%. Temozolomide (Temodar ®) in combination with radiation is the front-line therapy for GBM following surgery. Temodar currently generates more than US$950 million annually in global revenues even though most patients fail to gain long-term therapeutic benefits. Approximately 60% of GBM patients treated with Temodar experience tumor progression within one year.

Bevacizumab (Avastin®) has been approved for the treatment of GBM in patients failing Temodar ®. In clinical studies, only about 20% of patients failing Temodar respond to Avastin therapy. In spite of these low efficacy results, treatment of GBM in North America alone is projected to add US$200 million annually to the revenues of Avastin with projected growth in GBM to US$650 million by 2016.

Approximately 48% of patients who are diagnosed with GBM will fail both front-line therapy and Avastin. Based on disease incidence, we believe the market for treating GBM patients the post-Avastin failure exceeds US$200 million annually in North America. Subject to successfully completing clinical trials and obtaining approval by the FDA and other applicable regulatory agencies globally, we also believe that VAL-083 could potentially generate sales in excess of $1 billion world-wide as a potential front-line therapy for GBM.

Leukemia:  The potential of VAL-083 in the treatment of CML has been established in both human clinical trials conducted by the NCI and by the drug’s commercial approval in China. The Tyrosine Kinase Inhibitor Gleevec® is currently used as front-line therapy in the treatment of CML currently achieves global revenue in excess of $1 billion annually. We believe that VAL-083 has potential to capture a portion of the CML market through demonstration of activity in TKI-resistant CML patients. We also believe that VAL-083 may offer significant commercial opportunities through the treatment of other types of blood cancer such as AML or ALL.

Lung Cancer:  The potential of VAL-083 in the treatment of NSLSC has been established in both human clinical trials conducted by the NCI and by the drug’s commercial approval in China. A 2012 report published by Decision Resources, Inc. (http://decisionresources.com/), forecasts that the NSCLC drug market will exceed US$4 billion in 2015.

VAL-083 Manufacturing

VAL-083 is currently manufactured in accordance with CFDA and Chinese Pharmacopoeia guidelines to ensure drug quality control, drug use safety, and drug efficacy. Approval by the FDA will require VAL-083 and other products developed by us to be manufactured in accordance with United States Pharmacopeia (“USP”) in accordance with Good Manufacturing Practices (“cGMP”) regulations. cGMP provides for systems that assure proper design, monitoring, and control of manufacturing processes and facilities. Adherence to the cGMP regulations assures the identity, strength, quality, and purity of drug products by requiring that manufacturers of medications adequately control manufacturing operations.

We have established an exclusive purchasing relationship with the Chinese manufacturer that has enabled us to obtain drug product for human clinical trials in the United States and certain commercial rights in China. The Chinese manufacturer has established a commercial-scale manufacturing process based on the North American process originally developed for the NCI.

Ensuring a viable long-term supply of the VAL-083 drug product suitable for registration and commercialization in North America and Europe will require investment in improved manufacturing and quality controls. We will seek to build upon our expertise and our intellectual property related to the existing manufacturing processes for VAL-083 in collaboration with the current manufacturer to allow compliance with cGMP. In addition, we have identified third party contract manufacturers with the capabilities to establish the processes, procedures and quality systems necessary to meet U.S., Canadian, E.U. and other international cGMP manufacturing requirements. Such requirements include strong quality management systems, obtaining appropriate quality raw materials, establishing robust operating procedures, detecting and investigating product quality deviations, and maintaining reliable testing laboratories.

Patents & Proprietary Rights

Our success will depend in part on our ability to protect our existing product candidates and the products we acquire or license by obtaining and maintaining a strong proprietary position. To develop and maintain our position, we intend to continue relying upon patent protection, orphan drug status, Hatch-Waxman exclusivity, trade secrets, know-how, continuing technological innovations and licensing opportunities. We intend to seek patent protection whenever available for any products or product candidates and related technology we acquire in the future.

We have filed new patent applications covering VAL-083 where we have claimed the use of and improvements related VAL-083 and other novel aspects of our proposed treatment regimen. We have also developed and filed patents on manufacturing process improvements for VAL-083. In addition, we plan to implement strategies which may enable us to acquire patent protection for the formulation and composition of the active pharmaceutical ingredient and finished dosage form of VAL-083 products.  In July 2013, our first patent was granted by the United States Patent and Trademark Office.  We are prosecuting all of our patent applications in the United States and in international jurisdictions which we deem important for the potential commercial success of VAL-083.

We may also seek orphan drug status whenever it is available. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for a period of seven years in the U.S. and Canada, and 10 years in the E.U. Orphan drug designation does not prevent competitors from developing or marketing different drugs for the same indication or the same drug for a different clinical indication. In February 2012, we announced that the FDA has granted orphan drug status to VAL-083.  In January 2013, the EMA also granted orphan drug protection to VAL-083 for the treatment of glioma.

Under the Hatch-Waxman Amendments, newly approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. These amendments provide five-year data exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active ingredient. The Hatch-Waxman Amendments prohibit the submission of an abbreviated new drug application, also known as an ANDA or generic drug application, during the five-year exclusive period if no patent is listed. If there is a patent listed and the ANDA applicant certifies that the NDA holder’s listed patent for the product is invalid or will not be infringed, the ANDA can be submitted four years after NDA approval. Protection under the Hatch-Waxman Amendments will not prevent the filing or approval of another full NDA; however, the applicant would be required to conduct its own pre-clinical studies and adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Amendments also provide three years of data exclusivity for the approval of NDAs with new clinical trials for previously approved drugs and supplemental NDAs, for example, for new indications, dosages or strengths of an existing drug, if new clinical investigations were conducted by or on behalf of the sponsor and were essential to the approval of the application. This three-year exclusivity covers only the new changes associated with the supplemental NDA and does not prohibit the FDA from approving ANDAs for drugs containing the original active ingredient. We intend to rely on the Hatch-Waxman Amendments for five years of data exclusivity for VAL-083.

We also rely on trade secret protection for our confidential and proprietary information. We believe that the substantial costs and resources required to develop technological innovations, such as the manufacturing processes associated with VAL-083, will help us to protect the competitive advantage of our product candidates.

The protection of intellectual property rights in China (where our lead product candidate, VAL-083, is manufactured pursuant to a collaboration agreement with the only manufacturer presently licensed by the CFDA to produce the product for the China market, and where VAL-03 is approved for the treatment of CML and lung cancer) is relatively weak compared to the United States, which may negatively affect our ability to generate revenue from VAL-083.

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be our exclusive property.

Government Regulation and Product Approval

Regulation by governmental authorities in the U.S. and other countries is a significant factor, affecting the cost and time of our research and product development activities, and will be a significant factor in the manufacture and marketing of any approved products. All of our products require regulatory approval by governmental agencies prior to commercialization. In particular, our products are subject to rigorous pre-clinical and clinical testing and other approval requirements by the FDA and similar regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, reporting, labeling, transport and storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, the necessary regulatory approvals could harm our business.

The regulatory requirements relating to the testing, manufacturing and marketing of our products may change from time to time and this may impact our ability to conduct clinical trials and the ability of independent investigators to conduct their own research with support from us.

The clinical development, manufacturing and marketing of our products are subject to regulation by various authorities in the U.S., the E.U. and other countries, including, in the U.S., the FDA, in Canada, Health Canada, and, in the E.U., the EMA. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act in the U.S. and numerous directives, regulations, local laws and guidelines in Canada and the E.U. govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources.

Regulatory approval will be required in all the major markets in which we seek to develop our products. At a minimum, approval requires the generation and evaluation of data relating to the quality, safety, and efficacy of an investigational product for its proposed use. The specific types of data required and the regulations relating to this data will differ depending on the territory, the drug involved, the proposed indication and the stage of development.

In general, new chemical entities are tested in animals until adequate evidence of safety is established to support the proposed clinical study protocol designs. Clinical trials for new products are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into either healthy human volunteers or patients with the disease (20 to 50 subjects), the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population (50 to 200 patients) to determine the initial efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound shows preliminary evidence of some effectiveness and is found to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to more fully evaluate clinical outcomes in a larger patient population in adequate and well-controlled studies designed to yield statistically sufficient clinical data to demonstrate efficacy and safety.

In the U.S., specific pre-clinical data, manufacturing and chemical data, as described above, need to be submitted to the FDA as part of an IND application, which, unless the FDA objects, will become effective 30 days following receipt by the FDA. Phase I studies in human volunteers may commence only after the application becomes effective. Prior regulatory approval for human healthy volunteer studies is also required in member states of the E.U. Currently, in each member state of the E.U., following successful completion of Phase I studies, data are submitted in summarized format to the applicable regulatory authority in the member state in respect of applications for the conduct of later Phase II studies. The regulatory authorities in the E.U. typically have between one and three months in which to raise any objections to the proposed study, and they often have the right to extend this review period at their discretion. In the U.S., following completion of Phase I studies, further submissions to regulatory authorities are necessary in relation to Phase II and III studies to update the existing IND. Authorities may require additional data before allowing the studies to commence and could demand that the studies be discontinued at any time if there are significant safety issues. In addition to the regulatory review, a study involving human subjects has to be approved by an independent body. The exact composition and responsibilities of this body will differ from country to country. In the U.S., for example, each study will be conducted under the auspices of an independent institutional review board at each institution at which the study is conducted. This board considers among other things, the design of the study, ethical factors, the privacy of protected health information as defined under the Health Insurance Portability and Accountability Act, the safety of the human subjects and the possible liability risk for the institution. Equivalent rules to protect subjects’ rights and welfare apply in each member state of the E.U. where one or more independent ethics committees, which typically operate similarly to an institutional review board, will review the ethics of conducting the proposed research. Other regulatory authorities around the rest of the world have slightly differing requirements involving both the execution of clinical trials and the import/export of pharmaceutical products. It is our responsibility to ensure we conduct our business in accordance with the regulations of each relevant territory.

By leveraging existing pre-clinical and clinical data, we are seeking build upon an existing pre-clinical and clinical safety and efficacy database to accelerate our research.  In addition, our focus on end-stage population which has no current treatment options, commercialization may be achieved in an accelerated manner. Approval by the FDA in this category generally has been based on objective response rates and duration of responses rather than demonstration of survival benefit. As a result, trials of drugs to treat end-stage refractory cancer indications have historically involved fewer patients and generally have been faster to complete than trials of drugs for other indications.  We are aware that the FDA and other similar agencies are regularly reviewing the use of objective endpoints for commercial approval and that policy changes may impact the size of trials required for approval, timelines and expenditures significantly.

In order to gain marketing approval we must submit a dossier to the relevant authority for review, which is known in the U.S. as an NDA and in the E.U. as a marketing authorization application, or MAA. The format is usually specific and laid out by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product as well as the non-clinical and clinical data. Once the submitted NDA is accepted for filing by the FDA, it undertakes the review process that takes 10 months, unless an expedited priority review is granted which takes six months to complete. Approval can take several months to several years, if multiple 10-month review cycles are needed before final approval is obtained, if at all.

The approval process can be affected by a number of factors. The NDA may be approvable requiring additional pre-clinical, manufacturing data or clinical trials which may be requested at the end of the 10 month NDA review cycle, thereby delaying marketing approval until the additional data are submitted and may involve substantial unbudgeted costs. The regulatory authorities usually will conduct an inspection of relevant manufacturing facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor for adverse effects or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

The FDA offers a number of regulatory mechanisms that provide expedited or accelerated approval procedures for selected drugs in the indications on which we are focusing our efforts. These include accelerated approval under Subpart H of the agency’s NDA approval regulations, fast track drug development procedures and priority review. At this time, we have not determined whether any of these approval procedures will apply to our current drug candidate.

The U.S., E.U. and other jurisdictions may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which, in the U.S., is generally a disease or condition that affects no more than 200,000 individuals. In the E.U., orphan drug designation can be granted if: the disease is life threatening or chronically debilitating and affects no more than 50 in 100,000 persons in the E.U.; without incentive it is unlikely that the drug would generate sufficient return to justify the necessary investment; and no satisfactory method of treatment for the condition exists or, if it does, the new drug will provide a significant benefit to those affected by the condition. If a product that has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for a period of seven years in the U.S. and 10 years in the E.U. Orphan drug designation does not prevent competitors from developing or marketing different drugs for the same indication or the same drug for different indications. Orphan drug designation must be requested before submitting an NDA or MAA. After orphan drug designation is granted, the identity of the therapeutic agent and its potential orphan use are publicly disclosed. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process.  However, this designation provides an exemption from marketing and authorization (NDA) fees.

We are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. The cost of compliance with and any violation of these regulations could have a material adverse effect on our business and results of operations. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, accidental contamination or injury from these materials may occur. Compliance with laws and regulations relating to the protection of the environment has not had a material effect on our capital expenditures or our competitive position. However, we are not able to predict the extent of government regulation, and the cost and effect thereof on our competitive position, which might result from any legislative or administrative action pertaining to environmental or safety matters.

Competition

The development and commercialization of new drugs is highly competitive and we may face competition established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions worldwide.

                Various products currently are marketed for the treatment of GBM and other cancers that we may target with our product candidates and a number of companies are developing new treatments. Companies also developing products for GBM include but are not limited to Celgene Corp., Celldex Therapeutics, Northwest Biotherapeutics, Inc., Immunocellular Therapeutics Ltd., and many major pharmaceutical companies. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and create value in patient therapy.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than products that we may develop. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

          We expect that our ability to compete effectively will depend upon our ability to:

●
successfully and rapidly complete adequate and well-controlled clinical trials that demonstrate statistically significant safety and efficacy and to obtain all requisite regulatory approvals in a cost-effective manner;

●	maintain a proprietary position for our manufacturing processes and other technology;

●	attract and retain key personnel; and

●	build an adequate sales and marketing infrastructure for any approved products.

Failure to do one or more of these activities could have an adverse effect on our business, financial condition or results of operations.

Employees

We have four full-time employees and retain the services of approximately 19 persons on an independent contractor/consultant and contract-employment or full-time employee basis.  As such, we currently operate in a “virtual” corporate structure in order to minimize fixed personnel costs. Over time, we plan to establish a base of full time employees and corporate infrastructure.

 ITEM 1A.  RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase the Company’s securities. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

Risks related to our Business and our Industry

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We are a development stage company. DelMar (BC) was incorporated in British Columbia on April 6, 2010 and has only a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses since we began operations, including $8,290,689 and $2,400,363 for the years ended December 31, 2013 and 2012, respectively. We expect to incur substantial additional net expenses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the preclinical and clinical development of our product candidates; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; successful manufacturing, sales, and marketing arrangements; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.  Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain the required additional funding when needed.

There is a large degree of uncertainty as to the expenses the Company will incur in developing and pursuing its business plan. In addition, the Company has not begun to generate revenues. Consequently, our audited financial statements for the fiscal year ended December 31, 2013, include an explanatory paragraph that such financial statements were prepared assuming that we would continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Consequently, in the future management will need to pursue various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. Accordingly, the Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915-10. We believe, based on our current estimates and plans we expect to have enough cash to fund our operations for the next 12 to 15 months. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements. Nevertheless, there is no assurance that these initiatives will be successful.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Although we are not reliant on institutional credit finance and therefore not subject to debt covenant compliance requirements or potential withdrawal of credit by banks, the current economic climate has also impacted the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan. In addition, we may have to establish  collaborations, partnerships, or license our product programs at an early stage of development, which would lower the economic value of those programs to us.

We will need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. We will require additional funds for our anticipated operations and if we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of  our research and development program, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or product candidate.

 We are an early-stage company with an unproven business strategy and may never achieve commercialization of our candidate products or profitability.

We are at an early stage of development and commercialization of our technologies and product candidates. We have not yet begun to market any products and, accordingly, have not begun or generate revenues from the commercialization of our product. Our product will require significant additional clinical testing and investment prior to commercialization. A commitment of substantial resources by ourselves and, potentially, our partners to conduct time-consuming research and clinical trials will be required if we are to complete the development of our product candidate. There can be no assurance that our product candidate will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.  Our product candidate is not expected to be commercially available for several years, if at all.

    We are currently focused on the development of a single product candidate

Our product development efforts are currently focused on a single product, VAL-083, for which we are researching multiple indications.  If VAL-083 fails to achieve clinical endpoints or exhibits unanticipated toxicity or if a superior product is developed by a competitor, our prospects for obtaining regulatory approval and commercialization may be negatively impacted.  In the long term, we hope to establish a pipeline of product candidates and we have identified additional product candidates that we may be able to acquire or license in the future. However, at this time we do not have any formal agreements granting us any rights to such additional product candidates.

Our collaborators’ ability to sell therapeutic products will depend to a large extent upon reimbursement from health care insurance companies.

Our success may depend, in part, on the extent to which reimbursement for the costs of therapeutic products and related treatments will be available from third-party payers such as government health administration authorities, private health insurers, managed care programs, and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payers to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. Similar federal or state health care legislation may be adopted in the future and any products that we or our collaborators seek to commercialize may not be considered cost-effective. Adequate third-party insurance coverage may not be available for us or our collaborative partners to establish and maintain price levels that are sufficient for realization of an appropriate return on investment in product development.

We are dependent on obtaining certain patents and protecting our proprietary rights.

Our success will depend, in part, on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights. We have filed and are actively pursuing patent applications for our products. The patent positions of biotechnology, biopharmaceutical and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. Thus, there can be no assurance that any of our patent applications will result in the issuance of patents, that we will develop additional proprietary products that are patentable, that any patents issued to us or those that already have been issued will provide us with any competitive advantages or will not be challenged by any third parties, that the patents of others will not impede our ability to do business or that third parties will not be able to circumvent our patents. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of our products not under patent protection, or, if patents are issued to us, design around the patented products we developed or will develop.

We may be required to obtain licenses from third parties to avoid infringing patents or other proprietary rights. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available, if at all, on terms we find acceptable. If we do not obtain such licenses, we could encounter delays in the introduction of products, or could find that the development, manufacture or sale of products requiring such licenses could be prohibited.

A number of pharmaceutical, biopharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to or affect our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflict could limit the scope of the patents, if any, that we may be able to obtain or result in the denial of our patent applications. In addition, if patents that cover our activities are issued to other companies, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in the introduction of products, or could find that the development, manufacture or sale of products requiring such licenses could be prohibited. In addition, we could incur substantial costs in defending ourselves in suits brought against us on patents it might infringe or in filing suits against others to have such patents declared invalid.

Patent applications in the U.S. are maintained in secrecy and not published if either: i) the application is a provisional application or, ii) the application is filed and we request no publication, and certify that the invention disclosed “has not and will not” be the subject of a published foreign application. Otherwise, U.S. applications or foreign counterparts, if any, publish 18 months after the priority application has been filed. Since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we or any licensor were the first creator of inventions covered by pending patent applications or that we or such licensor was the first to file patent applications for such inventions. Moreover, we might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome were favorable to us. There can be no assurance that our patents, if issued, would be held valid or enforceable by a court or that a competitor’s technology or product would be found to infringe such patents.

In addition, the protection of intellectual property rights in China (where our lead product candidate, VAL-083, is manufactured pursuant to a collaboration agreement with the only manufacturer presently licensed by the CFDA to produce the product for the China market, and where VAL-083 is approved for the treatment of CML and lung cancer) is relatively weak compared to the United States, which may negatively affect our ability to generate revenue from VAL-083.

Much of our know-how and technology may not be patentable. To protect our rights, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, our business may be adversely affected by competitors who independently develop competing technologies, especially if we obtain no, or only narrow, patent protection.

We are subject to various government regulations.

The manufacture and sale of human therapeutic and diagnostic products in the U.S., Canada and foreign jurisdictions are governed by a variety of statutes and regulations. These laws require approval of manufacturing facilities, controlled research and testing of products and government review and approval of a submission containing manufacturing, preclinical and clinical data in order to obtain marketing approval based on establishing the safety and efficacy of the product for each use sought, including adherence to current cGMP during production and storage, and control of marketing activities, including advertising and labeling.

The product we are currently developing will require significant development, preclinical and clinical testing and investment of substantial funds prior to their commercialization. The process of obtaining required approvals can be costly and time-consuming, and there can be no assurance that future products will be successfully developed and will prove to be safe and effective in clinical trials or receive applicable regulatory approvals. Markets other than the U.S. and Canada have similar restrictions. Potential investors and shareholders should be aware of the risks, problems, delays, expenses and difficulties which we may encounter in view of the extensive regulatory environment which controls our business.

If we are unable to keep up with rapid technological changes in our field or compete effectively, we will be unable to operate profitably.

We are engaged in a rapidly changing field. Other products and therapies that will compete directly with the products that we are seeking to develop and market currently exist or are being developed. Competition from fully integrated pharmaceutical companies and more established biotechnology companies is intense and is expected to increase. Most of these companies have significantly greater financial resources and expertise in discovery and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than us. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biopharmaceutical or biotechnology companies. Many of these competitors have significant products that have been approved or are in development and operate large, well-funded discovery and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for therapeutic products and clinical development and marketing. These companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel. In addition to the above factors, we will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There is no assurance that our competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization, than our own.

Other companies may succeed in developing products earlier than ourselves, obtaining Health Canada, EMA and FDA approvals for such products more rapidly than we will, or in developing products that are more effective than products we propose to develop. While we will seek to expand our technological capabilities in order to remain competitive, there can be no assurance that research and development by others will not render our technology or products obsolete or non-competitive or result in treatments or cures superior to any therapy we develop, or that any therapy we develop will be preferred to any existing or newly developed technologies.

Clinical trials for our product candidate are expensive and time consuming, and their outcome is uncertain.

The process of obtaining and maintaining regulatory approvals for new therapeutic product is expensive, lengthy and uncertain. Costs and timing of clinical trials may vary significantly over the life of a project owing to any or all of the following non-exclusive reasons:

●             the duration of the clinical trial;

●             the number of sites included in the trials;

●             the countries in which the trial is conducted;

●             the length of time required and ability to enroll eligible patients;

●             the number of patients that participate in the trials;

●             the number of doses that patients receive;

●             the drop-out or discontinuation rates of patients;

●             per patient trial costs;

●             third party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

●             our final product candidates having different properties in humans than in laboratory testing;

●             the need to suspect or terminate our clinical trials;

●             insufficient or inadequate supply of quality of necessary materials to conduct our trials;

●             potential additional safety monitoring, or other conditions required by FDA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials, or other studies requested by regulatory agencies;

●             problems engaging institutional review boards, or IRBs, to oversee trials or in obtaining and maintaining IRB approval of studies;

●             the duration of patient follow-up;

●             the efficacy and safety profile of a product candidate;

●             the costs and timing of obtaining regulatory approvals; and

●             the costs involved in enforcing or defending patent claims or other intellectual property rights.

Late stage clinical trials are especially expensive, typically requiring tens of millions of dollars, and take years to reach their outcomes. Such outcomes often fail to reproduce the results of earlier trials. It is often necessary to conduct multiple late stage trials (including multiple Phase III trials) in order to obtain sufficient results to support product approval, which further increases the expense. Sometimes trials are further complicated by changes in requirements while the trials are under way (for example, when the standard of care changes for the disease that is being studied in the trial). Accordingly, any of our current or future product candidates could take a significantly longer time to gain regulatory approval than we expect, or may never gain approval, either of which could delay or stop the commercialization of our product candidates.

We may be required to suspend or discontinue clinical trials due to unexpected side effects or other safety risks that could preclude approval of our product candidates.

Our clinical trials may be suspended at any time for a number of reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial patients. In addition, the FDA or other regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical trial patients.

Administering any product candidate to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further development or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

We may not receive regulatory approvals for our product candidate or there may be a delay in obtaining such approvals.

Our product and our ongoing development activities are subject to regulation by regulatory authorities in the countries in which we or our collaborators and distributors wish to test, manufacture or market our products. For instance, the FDA will regulate the product in the U.S. and equivalent authorities, such as the EMA, will regulate in Europe. Regulatory approval by these authorities will be subject to the evaluation of data relating to the quality, efficacy and safety of the product for its proposed use, and there can be no assurance that the regulatory authorities will find our data sufficient to support product approval of VAL-083.

The time required to obtain regulatory approval varies between countries. In the U.S., for products without “Fast Track” status, it can take up to eighteen (18) months after submission of an application for product approval to receive the FDA's decision. Even with Fast Track status, FDA review and decision can take up to twelve (12) months. At present, we do not have Fast Track status for our lead product candidate, VAL-083.

Different regulators may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval, notwithstanding that regulatory approval may have been granted by other regulators. Regulatory approval may be delayed, limited or denied for a number of reasons, including insufficient clinical data, the product not meeting safety or efficacy requirements or any relevant manufacturing processes or facilities not meeting applicable requirements as well as case load at the regulatory agency at the time.

We may fail to comply with regulatory requirements.

Our success will be dependent upon our ability, and our collaborative partners’ abilities, to maintain compliance with regulatory requirements, including cGMP, and safety reporting obligations. The failure to comply with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, total or partial suspension of regulatory approvals, refusal to approve pending applications, recalls or seizures of products, operating and production restrictions and criminal prosecutions.

Regulatory approval of our products  may be withdrawn at any time.

After regulatory approval has been obtained for medicinal products, the product and the manufacturer are subject to continual review, including the review of adverse experiences and clinical results that are reported after our products are made available to patients, and there can be no assurance that such approval will not be withdrawn or restricted. Regulators may also subject approvals to restrictions or conditions, or impose post-approval obligations on the holders of these approvals, and the regulatory status of such products may be jeopardized if such obligations are not fulfilled. If post-approval studies are required, such studies may involve significant time and expense.

The manufacturer and manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA or EMA, as applicable. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. We will continue to be subject to the FDA or EMA requirements, as applicable, governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our product candidates, even those that the FDA or EMA, as applicable, had approved. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

   We manufacture our clinical supplies at a single location. Any disruption at this facility could adversely affect our business and results of operations.

We rely on our manufacturing partner, Guangxi Wuzhou Pharmaceuticals (Group) Co. Ltd. for the manufacture of clinical supply of VAL-083.  If our partner’s facility were damaged or destroyed, or otherwise subject to disruption, it would require substantial lead-time to replace our clinical supply. In such event, we would be forced to rely entirely on other third-party contract manufacturers for an indefinite period of time.  We have established a relationship with a back-up manufacturer, which has produced quantities of the active pharmaceutical ingredient contained in VAL-083. However, at this time no drug product has been manufactured by a third-party back-up manufacturer.  Any disruptions or delays by Guangxi Wuzhou Pharmaceuticals or their failure to meet regulatory compliance could impair our ability to develop VAL-083, which would adversely affect our business and results of operations.

                  There may not be a viable market for our product.

We believe that there will be many different applications for our product. We also believe that the anticipated market for our product will continue to expand. These assumptions may prove to be incorrect for a variety of reasons, including competition from other products and the degree of our products’ commercial viability.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

We are dependent on certain members of our management, scientific and drug development staff and consultants, the loss of services of one or more of whom could materially adversely affect us.

We currently have four full-time employees, and retain the services of approximately 19 persons on an independent contractor/consultant and contract-employment basis. Our ability to manage growth effectively will require us to continue to implement and improve our management systems and to recruit and train new employees. Although we have done so in the past and expect to do so in the future, there can be no assurance that we will be able to successfully attract and retain skilled and experienced personnel.

We may be subject to foreign exchange fluctuation.

Our functional and reporting currency is the United States dollar.  We maintain the accounts of DelMar (BC) in Canadian dollars. A portion of our expenditures are in foreign currencies, most notably in Canadian dollars, and therefore we are subject to foreign currency fluctuations, which may, from time to time, impact our financial position and results. We may enter into hedging arrangements under specific circumstances, typically through the use of forward or futures currency contracts, to minimize the impact of increases in the value of the Canadian dollar. In order to minimize our exposure to foreign exchange fluctuations we may hold sufficient Canadian dollars to cover our expected Canadian dollar expenditures.

We may be exposed to potential product and clinical trials liability.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of therapeutic products. Human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. While we will continue to take precautions we deem appropriate, there can be no assurance that we will be able to avoid significant product liability exposure. We maintain liability insurance coverage. Such insurance is expensive, difficult to obtain and may not continue to be available on acceptable terms, if at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our current or potential products. A product liability claim brought against us in a clinical trial or a product withdrawal could have a material adverse effect upon us and our financial condition.

We are dependent on our collaborative partners and service providers the loss of which would hurt our business.

Our strategy is to enter into various arrangements with corporate and academic collaborators, licensors, licensees, service providers and others for the research, development, clinical testing and commercialization of our product. We intend to or have entered into agreements with academic, medical and commercial organizations to research, develop and test our product. In addition, we intend to enter into corporate partnerships to commercialize the Company’s core product. There can be no assurance that such collaborations can be established on favorable terms, if at all.

Should any collaborative partner or service provider fail to appropriately research, develop, test or successfully commercialize any product to which the Company has rights, our business may be adversely affected. Failure of a collaborative partner or service provider to successfully conduct or complete their activities or to remain a viable collaborative partner or commercialize enterprise for any particular program could delay or halt the development or commercialization of any products arising out of such program. While management believes that collaborative partners and service providers will have sufficient economic motivation to continue their activities, there can be no assurance that any of these collaborations or provisions of required services will be continued or result in successfully commercialized products.

In addition, there can be no assurance that the collaborative research or commercialization partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or conditions targeted by our programs.

We may become subject to liabilities related to risks inherent in working with hazardous materials.

Our discovery and development processes involve the controlled use of hazardous and radioactive materials. We are subject to federal, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. We are not specifically insured with respect to this liability. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations and currently do not expect to make material capital expenditures for environmental control facilities in the near-term, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

Risks Related to Our Common Stock

There is a limited trading market for the Company’s common stock, and you may have difficulty trading and obtaining quotations for our common stock.

The Company’s common stock is registered under the Exchange Act and is quoted on the OTC Bulletin Board. Prior to January 25, 2013, there was no reported trading in the Company’s common stock. Since January 25, 2013, there has been limited trading in our common stock. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and may adversely affect the market price of our common stock. A limited market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

The market price of our common stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●	variations in our quarterly operating results;

●	announcements that our revenue or income are below analysts’ expectations;

●	general economic slowdowns;

●	sales of large blocks of the Company’s common stock; and

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, which may make it more difficult for stockholders to sell our common stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of the Company’s common stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

Because we became  public by means of a reverse acquisition, we may not be able to attract the attention of brokerage firms.

Because we became public through a “reverse acquisition”, securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for the Company to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of its common stock.

The Company may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. The Company may have difficulty attracting and retaining directors with the requisite qualifications. If the Company is unable to attract and retain qualified officers and directors, the management of its business and its ability to obtain or retain listing of our shares of common stock on any stock exchange (assuming the Company elects to seek and are successful in obtaining such listing) could be adversely affected.

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or detect fraud. Consequently, investors could lose confidence in the Company’s financial reporting and this may decrease the trading price of its stock.

The Company must maintain effective internal controls to provide reliable financial reports and detect fraud. The Company has been assessing its internal controls to identify areas that need improvement. It is in the process of implementing changes to internal controls, but has not yet completed implementing these changes. Failure to implement these changes to the Company’s internal controls or any others that it identifies as necessary to maintain an effective system  of  internal  controls  could  harm  its  operating  results  and  cause  investors  to  lose confidence in the Company’s reported financial information. Any such loss of confidence would have a negative effect on the trading price of the Company’s stock.

Voting power of our shareholders is highly concentrated by insiders.

The Company’s officers and directors beneficially own approximately 42% of our outstanding shares of common stock. Such concentrated control of the Company may adversely affect the price of our common stock. If you acquire common stock, you may have no effective voice in the management of the Company. Sales by insiders or affiliates of the Company,  along  with  any  other  market  transactions, could  affect  the  market  price  of  our common stock.

We do not intend to pay dividends for the foreseeable future.

We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our common stock, and could significantly affect the value of any investment in our Company.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors has the authority to issue up to 5,000,000 shares of our preferred stock (of which 1 share has been designated Special Voting Preferred Stock and is issued and outstanding) without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Our issuance of common stock upon exercise of warrants or options may depress the price of our common stock.

As of March 7, 2014, we have 24,432,549 shares of common stock, 7,249,583 shares of common stock issuable upon exchange of the Exchangeable Shares, warrants to purchase 22,542,696 shares of common stock, and options to purchase 3,240,000 shares of common stock, issued and outstanding. The issuance of shares of common stock upon exercise of outstanding warrants or options could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

FORWARD-LOOKING STATEMENTS

           Statements in this Annual Report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above under “Risk Factors,” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this current report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this current report, except as required under applicable securities laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located at Suite 720-999 West Broadway, Vancouver, British Columbia, Canada. Our clinical operations are managed at 3475 Edison Way, Suite R, Menlo Park, California. Our current monthly base rent for our corporate headquarters is $2,185 (Cdn $2,325) under a one-year lease expiring in November 2014.   In addition, Valent, which is owned by Dr. Dennis Brown, our Chief Scientific Officer, leases facilities in California and we have access to such facilities pursuant to an informal unwritten arrangement with Valent. Our leased premises, academic relationships, and access to the Valent facility are sufficient to meet the immediate needs of our business, research and operations.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “DMPI.”

There was no reported trading in our common stock prior to January 25, 2013. Since January 25, 2013, there has been limited trading in our common stock. The following table sets forth the range of high and low bid prices of our common stock as reported and summarized on the OTCBB for the periods indicated. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter	High Bid	Low Bid
2013 First Quarter	$2.50	$1.30
2013 Second Quarter	$2.48	$1.55
2013 Third Quarter	$2.04	$0.90
2013 Fourth Quarter	$1.48	$0.75

            As of March 7, 2014, there were approximately 180 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2013:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders – Amended and Restated 2003 Employee Stock Option Plan	3,240,000	0.96	1,069,862
Totals	3,240,000		1,069,862

Sales of Unregistered Securities

During the three months ended December 31, 2013, the Company issued 15,000 shares of common stock upon the exercise of 15,000 warrants for no additional consideration and 255,000 shares of common stock upon the exchange of 255,000 Exchangeable Shares.

Issuer Purchases of Equity Securities

None.

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

You should review the factors and risks we describe under “Risk Factors” included elsewhere in this report Actual results may differ materially from any forward-looking statement.

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

Central Nervous System Cancers

In October 2011, we initiated clinical trials with VAL-083 as a potential new treatment for glioblastoma multiforme (“GBM”), the most common and aggressive form of brain cancer.

We have presented interim data from our clinical trial at peer-reviewed scientific meetings including the Society for NeuroOncology annual meeting (“SNO” – November, 2012), the American Association of Cancer Research (“AACR” – April 2013), the American Society for Clinical Oncology (“ASCO” – June 2013), and the World Federation of Neuro‐Oncology (“WFNO” – November, 2013).  In summary, our interim clinical data supports that VAL-083, at doses tested to date:

•	Is well tolerated in GBM and secondary-progressive brain tumor patients with no drug-related serious adverse events at doses studied to date;

•
Demonstrates that in dose escalation cohorts 1-3, 25% (2/8) of GBM patients and 17% (1/6) of secondary-progressive brain cancer patients showed stable disease or tumor regression in response to VAL-083 treatment at the doses tested to date. These patients had failed prior therapy. The doses tested in these cohorts were well below those used in historical clinical studies;

•	Discloses that Cohort 3 was expanded to gather additional data on central nervous system (“CNS”) metastatic patients at the 5mg/m2 dose level;

•	Demonstrates that the maximum tolerated dose (“MTD”) has not been reached after completion of cohort three. Continued dose escalation is planned; and

•	Shows a dose-dependent increase in plasma exposure following doses of VAL-083.

These data support the further development of VAL-083.

In July 2013 the Company announced the opening of its third clinical trial site at the Brain Tumor Center at University of California, San Francisco (“UCSF”) and in August 2013 the Company received a notice of allowance from the United States Food and Drug Administration (“FDA”) enabling the Company to implement a more rapid dose-escalation scheme in our GBM study.  The revised dosing regimen was allowed by the FDA following an extensive safety review of patients treated to date.  In comparison to the original dose-escalation scheme, the revised plan will enable the trial to reach higher doses and complete the dose-escalation portion of the clinical trial more quickly by skipping two interim doses.

A summary of our completed and proposed dose escalation scheme, as revised, is as follows:

Dose Escalation Scheme (mg/m2)		Patients Treated	Status
Original	Revised
1.5	1.5	3	Completed – No DLT
3.0	3.0	4*	Completed – No DLT
5.0	5.0	10*	Completed – No DLT
10.0	10.0	3	Completed – No DLT
15.0
20.0	20.0	3	Completed – No DLT
25.0
30.0	30.0	3	Initiated Feb. 2014
n.a	40.0	3 (planned)	To be initiated subject to no DLT in 30mg/m2 dose cohort
*Cohorts 2 and 3 were expanded to allow for patient demand and to gather additional data on CNS metastases patients.

During 2014 we plan to continue our clinical trials with VAL-083 as a potential treatment for GBM patients who have failed other therapies.   Currently, there is no approved therapy for these patients.  The goal of the current trial is to establish a modernized dosing regimen for advancement into registration directed trials in the United States as a potential new therapy for the treatment of refractory GBM.

Lung Cancer

The activity of VAL-083 against solid tumors, including lung cancer, has been established in both pre-clinical and human clinical trials conducted by the NCI.  Lung cancer is characterized as small cell and non-small cell lung cancer (“NSCLC”). NSCLC is the most common type of lung cancer.  VAL-083 has demonstrated activity against NSCLC in laboratory studies. VAL-083 was also investigated in a number of clinical trials in the United States and Europe during the 1970s both as a stand-alone therapy and in combination with other chemotherapeutic regimens. VAL-083 has been approved by the Chinese Food and Drug Administration (“CFDA”) (formerly the State Food and Drug Administration) for the treatment of lung cancer in China.  However, we believe that the use of the drug in the modern era has been limited by a preference for targeted therapies.

In November 2013, we presented non-clinical data which supports the potential utility of VAL-083 in the context of modern lung cancer therapy at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Annual Meeting.

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

We have filed a broad portfolio of new patent applications to protect our intellectual property.  Our patent applications claim compositions and methods related to the use of VAL-083 and related compounds as well as methods of synthesis and quality controls for the manufacturing process of VAL-083.  In July 2013, our first patent in the United States claiming methods of synthesis for VAL-083 was issued by the United States Patent Office.  We continue to prosecute patent cases in the United States and international jurisdictions.

In addition to new patent filings, we intend to seek orphan drug protection and other statutory protection for our intellectual property.  In February, 2012, we announced that VAL-083 has been granted Orphan Drug protection for the treatment of glioma, including GBM by the FDA in the United States.  In January 2013, the European Medicines Association (“EMA”) granted Orphan Drug protection to VAL-083.  The orphan drug designation means that we may sell VAL-083 as a treatment for GBM without competition for seven years in the United States and for ten years in the European Union following market approval, in respect of a medicinal product containing a similar active substance for the same indication.

Drugs granted orphan drug protection generally follow the same regulatory development path as any other pharmaceutical product. However, incentives such as scientific advice and reduction or waiver of registration fees and access to specialized grant funding may be available to support and accelerate development of orphan drug candidates.

Developing Partnerships with Pharmaceutical Companies

Guangxi Wuzhou Pharmaceutical Company

We have a strategic collaboration with Guangxi Wuzhou Pharmaceutical Company (“Guangxi Wuzhou Pharmaceuticals”), a subsidiary of publicly traded Guangxi Wuzhou Zhongheng Group Co., Ltd for the development of VAL-083 (marketed as “DAG” in China).   Guangxi Wuzhou Pharmaceuticals has received regulatory approval by the CFDA to manufacture and sell VAL-083 in China as a cancer chemotherapy for the treatment of CML and lung cancer.

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

The Company determined the fair value of the shares issued on the Reverse Acquisition to be $1,690,004. As a result of the Reverse Acquisition being treated as a recapitalization of DelMar (BC) the Company recognized the loss of $3,731,684 incurred upon the closing of the Reverse Acquisition as an adjustment to opening deficit in the consolidated statement of stockholder’s deficiency at December 31, 2013.

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

The Company retained Charles Vista, LLC (the “Placement Agent”) as the Placement Agent for the Private Offering. The Company paid the Placement Agent a cash fee of $1,050,000 (equal to 10% of the gross proceeds), a non-accountable expense allowance of $315,000 (equal to 3% of the gross proceeds), and a one-year consulting fee of $60,000. In addition, the Company incurred other closing costs of approximately $500,000 resulting in net proceeds to the Company of $8,575,000.  Certain of the additional closing costs were not eligible to be treated as share issue costs and as a result they have been expensed.  Net unit proceeds per the consolidated statements of cash flows include gross unit proceeds less cash issue costs attributable to the common stock only.  The portion of the unit issue costs attributable to the derivative liability has been expensed.

In addition, the Company issued to the Placement Agent five-year warrants (the “Placement Agent Warrants”) to purchase 5,250,000 shares of common stock (equal to 20% of the shares of common stock (i) included as part of the Units sold in the Private Offering and (ii) issuable upon exercise of the Investor Warrants) at an exercise price of $0.80, exercisable on a cash or cashless basis.

The Company will pay a warrant commission of 5% of the amount of funds raised by an agent upon the exercise of the Investor Warrants following such redemption.

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

Certain of the Private Offering costs were incurred by the Company prior to December 31, 2012.  These costs of $90,771 were treated as issue costs during the year ended December 31, 2013.

Related Parties

The Company acquired its VAL-083 prototype drug, patents and technology rights from Valent.  In addition, Valent incurred a significant portion of the Company’s clinical expenses during the periods ended December 31, 2011 and 2012 and has in turn invoiced the Company for those expenses.  One of the Company’s officers and directors is also a Principal of Valent and as result Valent is a related party to the Company.

The following related party transactions and balances have been recorded by the Company.

During the year ended December 31, 2013

The Company paid total cash compensation to its officers of $454,549 for the twelve months ended December 31, 2013.

Included in accounts payable at December 31, 2013 is an aggregate amount owing of $74,754 to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

Included in related party payables at December 31, 2013 is an amount of $44,007 relating to clinical development costs incurred by Valent on behalf of the Company.  Additionally, the Company also has a loan payable of $272,372, including accrued interest of $22,372, due to Valent (note 4). One of the directors and officers of the Company is also a Principal of Valent. As a result of the Company not expecting to repay Valent within the next twelve months, the balance of the loan and accrued interest has been disclosed as a long-term liability.

On January 25, 2013, in connection with the Reverse Acquisition (note 3), Valent was issued 1,150,000 shares of common stock of the Company in exchange for Valent reducing certain future royalties under the Assignment Agreement (note 8(g)). As a result of the share issuance the Company has recognized an expense of $598,000 for the year ended September 30, 2013.

The Company granted an aggregate 1,410,000 stock options at an exercise price of $1.05 to its officers and directors.

                The Company recognized $44,333 in directors’ fees.

  During the year ended December 31, 2012

Pursuant to consulting agreements with the Company’s officers and directors the Company paid a total of $27,022 (CDN $27,000) per month to its officers and directors during the year. Under two of these agreements the directors have elected to receive a portion of their aggregate compensation in the form of units. The Company issued 360,000 units for a total amount of $180,144. The units issued relate to an amount of $15,012 (CDN $15,000) per month from January to December 2012 inclusive. All of the units were issued in February 2012. The Company has recognized $180,144 in services for the year ended December 31, 2012. Of the $180,144, $60,389 has been recognized as general and administrative and $119,755 has been recognized as research and development.

Additionally, under the consulting agreements the Company has paid its officers and directors cash compensation totaling an aggregate $12,006 (CDN $12,000) per month. An amount of $144,072 (CDN $144,000) has been paid in cash to the two individuals for the year ended December 31, 2012.

Included in related party payables at December 31, 2012 is an aggregate amount owing of $133,658 to the Company’s directors in relation to their respective consulting agreements and for reimbursable expenses.

Also included in related party payables December 31, 2012 is an amount of $314,119 relating to clinical development costs incurred by Valent on behalf of the Company. On April 30, 2012, Valent was issued 500,000 common shares for partial settlement of the Company’s accounts payable balance with Valent. The total settlement amount was $253,050. Additionally, the Company has a loan payable, including accrued interest, of $264,352 due to Valent (note 4). One of the directors and officers of the Company is also a Principal of Valent.

Through a Company owned by one of the Company’s directors, a $25,000 retainer was paid pursuant to the unit financing completed by the Company (note 8). The $25,000 is included in accounts payable at December 31, 2012.

The Company granted an aggregate 450,000 stock options at an exercise price of $0.47 (CDN $0.50) to its directors.

The Company transferred a total of 1,390,625 shares from the DelMar Employee Share Purchase Trust to the Company’s directors.

During the year ended December 31, 2011

Pursuant to consulting agreements dated August 1, 2011 with the Company’s officers and directors the  Company agreed to compensate its officers and directors for services rendered to the Company. An aggregate $26,550 (CDN $27,000) per month commencing August 1, 2011 and ending December 31, 2012 will be payable pursuant the consulting agreements. Under the consulting agreements the Company and the respective officer or director have mutually agreed that a portion of the compensation payable under the respective agreement shall be deemed to have been invested in the unit offering of the Company as of October 3, 2011. The units issued under these agreements shall have the same terms as the CDN $0.50 units issued by the Company to subscribers of the offering.

For the period from August 1 to December 31, 2011 $19,028 (CDN $20,000) per month was settled by the Company with units resulting in 150,000 units being issued. Total research and development expenses of $71,355 (CDN $75,000) and general and administrative expenses of $23,785 (CDN $25,000) have been recorded for this issuance of units.

The Company also issued 50,000 units to one of its officers for the settlement of accounts payable in the amount of $23,785 (CDN $25,000). The units were measured at fair value using the valuation estimate consistent with the most recent financing.

Included in related party payables at December 31, 2011 is an aggregate amount owing of $21,028 to two of the Company’s directors.

Also included in related party payable at December 31, 2011 is an amount of $496,932 relating to clinical development costs incurred by Valent on behalf of the Company. The Company also has a loan payable, including accrued interest, of $256,831 due to Valent at December 31, 2011.

Derivative Liability

The Company has issued stock purchase warrants.  Based on the terms of certain of these warrants the Company determined that the warrants are a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated statement of loss and comprehensive loss.

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

During the year ended December 31, 2013, 221,000 warrants were exercised for no additional consideration for 221,000 shares of common stock.  As a result, $241,715 of the derivative liability has been reclassified to equity.  The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

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

Warrants issued for services

During the year ended December 31, 2013 the Company issued 300,000 warrants for services.  The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years.  As of December 31, 2013 all of the warrants have vested.    As a result, at December 31, 2013 the Company has recognized $124,020 in the consolidated statement of operations.

The Company’s derivative liability is summarized as follows:

	December 31, 2013 $	December 31, 2012 $

Opening balance	121,000	106,146

Issuance of units	3,681,372	333,356
Dividend Warrant liability acquired on reverse acquisition	2,041,680	-
Warrants issued for services	124,020	-
Change in fair value of unexercised warrants	(1,324,051)	(318,502)
Reclassification to equity upon exercise of warrants	(241,715)	-

Closing balance	4,402,306	121,000

Selected Annual Information

The financial information reported here in has been prepared in accordance with US GAAP. The Company’s functional currency at December 31, 2013 is the USD. The following table represents selected financial information for the Company as of December 31, 2013 and December 31, 2012.

Selected Balance Sheet Data

	December 31, 2013 $	December 31, 2012 $

Cash and cash equivalents	4,136,803	17,782
Working capital (deficiency)	4,069,261	(942,562)
Total Assets	4,318,748	182,830
Derivative liability	4,402,306	121,000
Total shareholders’ deficiency	(817,978)	(1,327,914)

Selected Statement of Operations Data

	December 31, 2013 $	December 31, 2012 $	December 31, 2011 $	Period from April 6, 2010 (inception) to December 31, 2013 $

Research and development	2,342,654	1,550,490	1,051,139	4,985,940
General and administrative	3,952,307	1,154,604	241,802	5,416,312
Change in fair value of derivative	(1,324,051)	(318,502)	-	(1,642,553)
Derivative issuance costs	2,713,220	24,742	-	2,737,962
Foreign exchange (gain) loss	3,030	(18,492)	18,137	2,178
Shares issued for Valent royalty reduction	598,000	-	-	598,000
Interest expense	8,020	7,521	21,933	37,474
Interest income	(2,491)	-	-	(2,491)
Loss from operations	8,290,689	2,400,363	1,333,011	12,132,822
Weighted average number of shares outstanding	29,667,324	13,232,349	8,527,466	-
Loss per share	(0.28)	(0.18)	(0.16)	-

Expenses net of share-based payments The following table discloses research and development, and general and administrative expenses net of share-based payment expenses.

	December 31, 2013 $	December 31, 2012 $	December 31, 2011 $

Research and development	2,342,654	1,550,490	1,051,139
Share-based payments included in research and development	(568,725)	(866,111)	(232,142)
Research and development net of share-based compensation	1,773,929	684,379	818,997

General and administrative	3,952,307	1,154,604	241,802
Share-based payments included in general and administrative	(1,702,061)	(493,652)	(47,570)
General and administrative net of share-based compensation	2,250,246	660,952	194,232

Comparison of the year ended December 31, 2013 and 2012

	Year Ended
	December 31, 2013 $	December 31 2012 $	Change $	Change %

Research and development	2,342,654	1,550,490	792,164	51
General and administrative	3,952,307	1,154,604	2,797,703	242
Change in fair value of derivative liability	(1,324,051)	(318,502)	(1,005,549)	316
Shares issued to Valent for future royalty reduction	598,000	-	598,000	100
Derivative issue costs	2,713,220	24,742	2,688,478	10,866
Foreign exchange (gain) loss	3,030	(18,492)	21,522	(116)
Interest expense	8,020	7,521	499	7
Interest income	(2,491)	-	(2,491)	100
Net loss	8,290,689	2,400,363	5,890,326

Research and Development

Research and development expenses increased to $2,342,654 for the year ended December 31, 2013 from $1,550,490 for the year ended December 31, 2012.  Share-based payments attributable to research and development were $568,725 in the year ended December 31, 2013 compared to $866,111 for the year ended December 31, 2012.  In regards to research and development expenses during the year ended December 31, 2013 the Company incurred share-based payments relating to stock options and the issuance of shares for services.  For the year ended December 31, 2012 the Company recognized the fair value of shares issued from the DelMar Employee Share Purchase Trust (the “Trust”) to employees and consultants for services rendered to the Company, stock option expense as the Company’s first grant of stock options occurred in February 2012, and the fair value amount recognized for units issued for services.  All of the shares had been issued from the Trust at December 31, 2012 and as a result no additional expense was recognized during the year ended December 31, 2013.

After considering the impact of share-based payments research and development expenses increased in the year ended December 31, 2013 to $1,773,929 from $684,379 for the year ended December 31, 2012.   The largest component of research and development for the year ended December 31, 2013 was clinical development costs as the Company continued with its Phase I/II clinical trial with VAL-083.  The clinical development costs were higher in the current period compared to the prior period largely due to the timing of patient enrollment.  Additionally, personnel, intellectual property, and travel costs were all higher during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Personnel costs have increased due to the officers and directors of the Company being compensated with cash during the year ended December 31, 2013 while during the year ended December 31, 2012 a portion of management compensation was in the form of units.  Intellectual property costs have increased in the current year as a result of the Company becoming more active in filing and advancing its patents compared to the prior year.  Travel has increased in 2013 compared to 2012 as a result of increased travel to scientific and medical conferences to present data and meet with potential collaborators.

General and Administrative

General and administrative expenses were $3,952,307 for the year ended December 31, 2013 compared to $1,154,604 for the year ended December 31, 2012.  The increase was partially attributable to an increase in share-based payments to $1,702,061 for the year ended December 31, 2013 compared to $493,652 for the year ended December 31, 2012.  In relation to general and administrative expenses during the year ended December 31, 2013 the Company incurred share-based payments relating to stock options, shares issued for services, and warrants issued for services.  For the year ended December 31, 2012 the Company recognized the fair value of shares issued from the Trust to employees and consultants for services rendered to the Company, stock option expense as the Company’s first grant of stock options occurred in February 2012, and the fair value amount recognized for warrants and units issued for services.  All of the shares had been issued from the Trust at December 31, 2012 and as a result no additional expense was recognized during the year ended December 31, 2013.

After considering the impact of share-based payments, general and administrative expenses increased in the year ended December 31, 2013 to $2,250,246 from $660,952 for the year ended December 31, 2012.

The principal reason for the increase was due to professional fees related to the Company’s Reverse Acquisition and the preparation and filing of the Company’s Registration Statement on Form S-1.  A significant portion of the accounting and legal fees related to the Reverse Acquisition were expensed as they did not quality to be recognized as direct share issue costs.  The fees and expenses for professional fees for the Reverse Acquisition and the S-1 were one-time fess that will not be incurred in subsequent periods.  Additionally, as a result of the Company becoming public due to its Reverse Acquisition, the Company has incurred investor relations fees which it did not incur during the year ended December 31, 2012.  The Company becoming a public reporting entity has also led to higher travel costs due to the need to attend more investor and business development conferences.

Personnel, and office and sundry increased in the current year compared to the prior year.   Personnel costs have increased due to the officers and directors being compensated with cash in the year ended December 31, 2013 while in the year ended December 31, 2012 a portion of management compensation was in the form of units.    In addition, as a result of the Company becoming a public entity, additional officers joined the Company during 2013.  Office and sundry increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 largely due an increase in filing and related fees. As a result of the Reverse Acquisition the Company become a public company and began filing obligations with various regulatory authorities.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated statement of loss and comprehensive loss.  The balance recognized during the year ended December 31, 2013 was due to a reduction in the Company’s share price between the date the warrants were issued and December 31, 2013 which was the revaluation date.

The Company recognized a gain of $1,324,051 from the change in fair value of the derivative liability for the year ended December 31, 2013 compared to a gain of $318,502 for the year ended December 31, 2012.  Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability.   As a result of revaluation gains and losses, it is expected that the Company’s reported net income or loss will continue to experience large fluctuations.

Issuance of Shares to Valent for future royalty reduction

On January 25, 2013, in connection with the Reverse Acquisition, the Company issued to Valent 1,150,000 shares of common stock in exchange for Valent reducing certain future royalties under the Assignment Agreement.  As a result of the share issuance the Company has recognized an expense of $598,000 for the year ended December 31, 2013.

Derivative issue costs

The proceeds from the $0.80 unit offering have been allocated between common stock and derivative liability based on the respective fair values of the shares of common stock and the warrants on the issuance date.  Additionally, the unit issue costs have also been allocated between common stock and derivative liability on the same pro rata basis as the proceeds.  The portion of the issue costs allocated to the derivative liability has been expensed in the consolidated statement of loss and comprehensive loss.  The Company recognized $2,713,220 in derivative issue costs for the year ended December 31, 2013.  Derivative issue costs of $24,742 related to the issuance of the CDN $0.50 units were recognized for the year ended December 31, 2012.

Foreign Exchange Gain

The Company’s functional currency at December 31, 2013 is the USD but the Company incurs a portion of its expenses in CDN.    The foreign exchange gains and losses are reported in other (income) loss in the consolidated statement of loss and comprehensive loss.

The Company recognized a foreign exchange loss of $3,030 for the year ended December 31, 2013 compared to a gain of $18,492 for the year ended December 31, 2012.  The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN cash and accounts payable.

Interest Expense

Pursuant to a loan agreement dated February 3, 2011, the Company has received a loan from Valent in the amount of $250,000 for the purchase of the prototype drug product. The loan is payable on demand, unsecured and bears interest at 3.00% per year.  As a result of the loan payable the Company recognized $8,020 and $7,521 respectively in accrued interest for the years ended December 31, 2013 and 2012.

Year Ended December 31, 2012 compared to the year ended December 31, 2011

	December 31, 2012 $	December 31, 2011 $	Change $	Change %

Research and development	1,550,490	1,051,139	499,351	48
General and administrative	1,154,604	241,802	912,802	377
Change in fair value of derivative	(318,502)	-	(318,502)	(100)
Derivative issuance costs	24,742	-	24,742	100
Foreign exchange (gain) loss	(18,492)	18,137	(36,629)	(202)
Interest expense	7,521	21,933	(14,412)	(66)
Net loss	2,400,363	1,333,011	1,067,352	80

Research and Development

Research and development expenses increased to $1,550,490 for the year ended December 31, 2012 from $1,051,139 for the year ended December 31, 2011.  The largest component of research and development for the year ended December 31, 2012 was share-based payments.  The large increase in share-based payments for the current year compared to the prior year was due to increases in the recognition of the fair value of shares issued from Trust to employees and consultants for services rendered to the Company, stock option expenses as the Company’s first grant of stock options occurred in February 2012, the recognition of the fair value of shares issued for services, and the increase in the fair value amount recognized for units issued for services.  In the prior year shares issued from the Trust did not occur until October 2011 and there were no shares issued for services to December 31, 2011 so as a result there were no expenses related to shares for services recognized during the year ended December 31, 2011.  Units were issued for services in both periods but for the year ended December 31, 2012 agreements applicable to units issued for services covered the entire year ended December 31, 2012 while in the year ended December 31, 2011 units for services were applicable for only five months resulting in a lower expense in the prior year. At December 31, 2012 all of the shares have been issued from the Trust and the agreements with management for the issuance of units for services have expired.  As a result, it is not expected that additional share-based payment expenses for these two items will be incurred in the future.

Additionally, contracted research, personnel, and travel were higher during the year ended December 31, 2012 compared to the year ended December 31, 2011.  Contracted research costs were higher in the current year due to the initiation of nonclinical research studies supporting new indications in the current period.  There were no such nonclinical studies on-going in the prior period.  Travel has increased in the current period compared to the prior period as a result of increased travel to scientific and medical conferences.  Personnel costs have increased due to one director receiving cash payments during 2012 while he received share-based payments in 2011.  Partially offsetting the impact of higher contracted research, personnel, travel and share-based payments was a reduction in clinical development expenses related to the clinical trials being undertaken with VAL-083 for the year ended December 31, 2012 compared to the year ended December 31, 2011.  The clinical development costs were lower in the current year compared to the prior year largely due to clinical preparation and start-up costs incurred in the year ended December 31, 2011 compared to the year ended December 31, 2012.  Intellectual property costs have decreased in the current year as a result of $89,432 being recognized during the year ended December 31, 2011 from the fair value of warrants issued to Valent for the transfer of patents and intellectual property rights to the Company.

General and Administrative

General and administrative expenses were $1,154,604 for the year ended December 31, 2012 compared to $241,802 for the year ended December 31, 2011.  The principal reasons for the increase were due to higher professional fees, share-based payments, travel, and personnel costs incurred in the current year compared to the prior year.  The increase in professional fees related to costs incurred for the initiation of the Company’s first financial statement audit, legal fees related to the updating of the Company’s corporate records, and for business development fees incurred in relation to the Company’s collaboration in China and for activities relating to preparation for the Company’s financing and reverse acquisition transaction that was completed in January 2013.  Share-based payments have increased partially due to stock option expenses as the Company’s first grant of stock options occurred in February 2012.  Additionally, units were issued for services in both periods but for the year ended December 31, 2012 agreements applicable to units issued for services covered the entire year while in the year ended December 31, 2011 units for services were applicable for only five months resulting in a lower expense in the prior year.  At December 31, 2012 all of the shares have been issued from the DelMar Employee Share Purchase Trust and the agreements with management for the issuance of units for services have expired.  As a result, it is not expected that additional share-based payment expenses for these two items will be incurred in the future.  Travel costs have increased in the current year largely due to expenses associated with preparations for the Company’s financing which was completed in January, 2013.  Personnel costs increased in the year ended December 31, 2012 compared to the year ended December 31, 2011 due to an increase in salaries paid in the current year compared to the prior year.

Change in fair value of derivative liability

Based on the terms of the warrants issued as part of the Company’s CDN $0.50 units it was determined that the warrants were considered a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the statement of loss and comprehensive loss.  The Company recognized a gain of $318,502 from the change in fair value of the derivative liability at December 31, 2012.  There was no change in the fair value of the derivative liability for the year ended December 31, 2011.

Derivative issue costs

The proceeds from the CDN $0.50 unit offering have been allocated between common stock and derivative liability based on the fair values of the common shares and the warrants.  The portion of the issue costs allocated to the derivative liability has been expensed the statement of loss and comprehensive loss.  The Company recognized $24,742 in derivative issue costs at December 31, 2012.  There was no derivative issue costs recognized for the year ended December 31, 2011.

Foreign Exchange (Gain) Loss

The Company’s functional currency at December 31, 2012 was the CDN but the Company reported its results in USD.  The translation gains and losses are reported in other comprehensive loss.  Foreign exchange gains and losses are the result of the Company incurring expenses in USD and then translating those USD expenses into CDN.

The Company recognized a foreign exchange gain of $18,492 for the year ended December 31, 2012 compared to a loss of $18,137 for the year ended December 31, 2011.  The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of USD cash and accounts payable.

Interest Expense

Pursuant to a loan agreement dated February 3, 2011, the Company has entered a loan with Valent in the amount of $250,000 for the purchase of the prototype drug product. The loan is unsecured and bears interest at 3.00% per year.  As a result of the loan payable the Company recognized $7,521 and $6,831 respectively in accrued interest for the years ended December 31, 2012 and 2011.  During the year ended December 31, 2011 the Company was charged $15,102 in interest expense relating to outstanding trade payable balances.

Liquidity and Capital Resources

Year ended December 31, 2013 compared to the year ended December 31, 2012

	December 31, 2013 $	December 31, 2012 $	Change $	Change %

Cash used in operating activities	(5,520,499)	(578,035)	(4,942,464)	855
Cash flows from financing activities	9,639,520	580,799	9,058,721	1,560

Operating Activities

Net cash used in operating activities increased to $5,520,499 for the year ended December 31, 2013 from $578,035 for the year ended December 31, 2012.  The increase was largely the result of an increase in the net loss to $8,290,689 for the year ended December 31, 2013 compared to $2,400,363 for the year ended December 31, 2012.  Partially offsetting the impact on cash of the higher net loss were non-cash items totaling $3,753,763 incurred in the current year consisting of accrued loan interest, change in fair value of the derivative liability, warrants issued for services, shares issued to Valent for a future royalty reduction, non-cash derivative issue costs and share-based payments.  The non-cash items for the year ended December 31, 2012 totaled $1,048,782 and consisted of accrued loan interest, change in fair value of the derivative liability, units issued for services, warrants issued for services, and share-based payments.  The largest changes in non-cash working capital for the year ended December 31, 2013 were outflows of $537,158 and $338,747 from the payment of accounts payable and accrued liabilities, and related party payables respectively.  In the year ended December 31, 2012 there was an inflow of $865,007 from an increase accounts payable and accrued liabilities and an outflow of $70,183 from a reduction in related party payables.  Additionally, during the year ended December 31, 2013 and 2012 there were respective outflows of $142,105 and $14,581 from increases in prepaid expenses.

As a result of the Company’s expectations as to the timing of the repayment of the Valent loan, the Company has presented the full loan and accrued interest balance as a long-term liability at December 31, 2013 and December 31, 2012.

Financing Activities

The Company received $9,639,520 in net proceeds from the issuance of units during the year ended December 31, 2013 compared to $671,570 in net proceeds from the issuance of units during the year ended December 31, 2012.  Also in 2012, the Company incurred $90,771 in deferred financing costs that were treated as share issue costs in 2013.  The net proceeds from units issued in 2013 were $8,575,000.  However, as a result of a portion of the unit proceeds and issue costs being accounted for as a derivative liability the net proceeds on the consolidated statement of cash flows is $9,639,520.  During the year ended December 31, 2013 certain of the additional closing costs were not eligible to be treated as share issue costs and as a result they have been expensed.  Net unit proceeds per the consolidated statements of cash flows include gross unit proceeds less cash issue costs attributable to the shares only.  The portion of the unit issue costs attributable to the derivative liability has been expensed.

The units issued in the year ended December 31, 2013 were the $0.80 units issued in conjunction with the Reverse Acquisition while in the prior period the units issued were the CDN $0.50 units.

Operating Capital and Capital Expenditure Requirements

Liquidity and capital resources

For the year ended December 31, 2013, the Company reported a net loss of $8,290,689 and an accumulated deficit of $15,864,506 at that date.  As at December 31, 2013, the Company has cash and cash equivalents of $4,136,803 and a working capital balance of $4,069,261. The Company does not have the prospect of achieving any significant revenues in the immediate near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a large degree of uncertainty as to the expenses the Company will incur in developing and pursuing its business plan. In addition, the Company has not begun to generate revenues from any product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. Accordingly, the Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915-10. We believe, based on our current estimates and plans we expect to have enough cash to fund our operations for the next 12 to 15 months.  Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements.  Nevertheless, there is no assurance that these initiatives will be successful.

These financial statements have been prepared on a going concern basis which assumes that the Company will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

The conditions and risks noted above cast substantial doubt on the validity of that assumption. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary and could potentially be material, should the Company be unable to continue as a going concern.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Although we are not reliant on institutional credit finance and therefore not subject to debt covenant compliance requirements or potential withdrawal of credit by banks, the current economic climate has also impacted the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of our clinical trials or research and development programs or make changes to our operating plan. In addition, we may have to partner our product candidate program at an earlier stage of development, which would lower the economic value of the program to us.

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

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 2 to the Company’s Financial Statements for the year ended December 31 2013.  While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

• Shares for services
• Stock options
• Derivative liability

Shares for services

The Company has issued equity instruments for services provided by employees and nonemployees. The equity instruments are valued at the fair value of the instrument granted (see notes 7 and 8 of the consolidated financial statements for assumptions).

In prior periods the Company transferred shares from the DelMar Employee Share Purchase Trust (the “Trust”) to consultants and management in exchange for services rendered to the Company. The Company recognizes the fair value of the shares transferred as an expense with a corresponding increase in common stock. The shares reserved for issuance to consultants and management that are held by the Trust are included in the financial statements at year end. There are no other assets in the Trust. The number of shares outstanding for issue from the Trust at December 31, 2013 is nil (December 31, 2012 – nil).

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

DelMar Pharmaceuticals, Inc.
(a development stage company)

Consolidated Financial Statements
December 31, 2013 and 2012
(in US dollars unless otherwise noted)

March 6, 2014

Report of Independent Registered Public Accounting Firm

To the Shareholders of
DelMar Pharmaceuticals, Inc.

We have audited the accompanying balance sheets, statements of operations and comprehensive loss, changes in stockholder’s deficiency and cash flows of DelMar Pharmaceuticals, Inc. (the company) (a development stage enterprise) at December 31, 2013 and 2012 and the results of its operations and cash flows for the three years ended December 31, 2013, December 31, 2012 and December 31, 2011 and, cumulatively for the period from April 6, 2010 (date of incorporation) to December 31, 2013. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We were not engaged to perform an audit of the company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DelMar Pharmaceuticals, Inc. as of December 31, 2013 and December 31, 2012 and the results of its operations and cash flows for the three years ended December 31, 2013, December 31, 2012 and December 31, 2011 and, cumulatively for the period from April 6, 2010 (date of incorporation) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of matter
The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Vancouver, BC

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Balance Sheets
As at December 31, 2013 and 2012

(in US dollars unless otherwise noted)

	Note		2013 $	2012 $

Assets

Current assets
Cash and cash equivalents			4,136,803	17,782
Taxes and other receivables	5		11,062	45,499
Prepaid expenses			170,883	28,778
Deferred costs	8	(f)	-	90,771

			4,318,748	182,830

Liabilities

Current liabilities
Accounts payable and accrued liabilities	6		140,457	677,615
Related party payables	9		109,030	447,777

			249,487	1,125,392

Loan payable to Valent	4		272,372	264,352

Stock option liability	8		212,561	-

Derivative liability	7		4,402,306	121,000

			5,136,726	1,510,744

Stockholders’ Deficiency

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
1 share outstanding at December 31, 2013
(December 31, 2012 - nil)	8		-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value
31,534,819 Issued at December 31, 2013 (December 31, 2012 - 13,050,000)	8		31,535	13,050

Additional paid-in capital	8		8,791,715	2,326,885

Warrants	8		6,202,100	153,106

Deficit accumulated during the development stage			(15,864,506)	(3,842,133)

Accumulated other comprehensive income			21,178	21,178

			(817,978)	(1,327,914)

			4,318,748	182,830

Nature of operations and going concern (note 1)

Commitments and contingencies (note 11)

Subsequent events (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss

(in US dollars unless otherwise noted)

	Note	Year ended December 31, 2013 $	Year ended December 31, 2012 $	Year ended December 31, 2011 $	Period from April 6, 2010 (inception) to December 31, 2013 $

Expenses
Research and development		2,342,654	1,550,490	1,051,139	4,985,940
General and administrative		3,952,307	1,154,604	241,802	5,416,312

		6,294,961	2,705,094	1,292,941	10,402,252

Other (income) loss
Change in fair value of derivative liability	7	(1,324,051)	(318,502)	-	(1,642,553)
Issuance of shares to Valent for future royalty reduction		598,000	-	-	598,000
Derivative issuance costs		2,713,220	24,742	-	2,737,962
Foreign exchange loss (gain)		3,030	(18,492)	18,137	2,178
Interest expense	4	8,020	7,521	21,933	37,474
Interest income		(2,491)	-	-	(2,491)

		1,995,728	(304,731)	40,070	1,730,570

Net loss for the period		8,290,689	2,400,363	1,333,011	12,132,822

Basic and diluted loss per share		(0.28)	(0.18)	(0.16)	-

Weighted average number of shares		29,667,324	13,232,349	8,527,466	-

Comprehensive loss
Net loss		8,290,689	2,400,363	1,333,011	12,132,822

Other comprehensive loss (income)
Translation to US dollar presentation currency		-	21,121	(40,711)	(21,178)

Comprehensive loss		8,290,689	2,421,484	1,292,300	12,111,644

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders' Deficiency
For the period from April 6, 2010 (inception) to December 31, 2013

(in US dollars unless otherwise noted)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Subscriptions Receivable/ Warrants $	Deficit accumulated during the development stage $	Stockholders' deficiency $

Balance at April 6, 2010 (inception)	-	-	-	-	-	-	-

Issuance of founders’ shares (note 8(a))	7,000,000	7,000	(333)	-	-	-	6,667
Issuance of common shares (note 8(c))	1,000,000	1,000	94,403	-	(28,506)	-	66,897
Shares issued from Del Mar Employee Share Purchase Trust for services - net (note 8(b))	256,250	256	31,835	-	-	-	32,091
Comprehensive loss for the period	-	-	-	1,588	-	-	1,588
Loss for the period	-	-	-	-	-	(108,759)	(108,759)

Balance - December 31, 2010	8,256,250	8,256	125,905	1,588	(28,506)	(108,759)	(1,516)

Collection of subscriptions receivable	-	-	-	-	28,506	-	28,506
Issuance of units net of cash issue costs (note 7)	400,000	400	119,496	-	-	-	119,896
Issuance of units for services (notes 7 and 9)	200,000	200	60,101	-	-	-	60,301
Issuance of units for settlement of accounts payable (notes 7 and 9)	50,000	50	15,025	-	-	-	15,075
Issuance of warrants related to share issuance costs of units (notes 7 and 8)	-	-	8,333	-	-	-	8,333
Issuance of warrants for patents (notes 4 and 8)	-	-	89,432	-	-	-	89,432
Shares issued from Del Mar Employee Share Purchase Trust for services - net (note 8(b))	153,125	153	94,987	-	-	-	95,140
Comprehensive loss for the year	-	-	-	40,711	-	-	40,711
Loss for the year	-	-	-	-	-	(1,333,011)	(1,333,011)

Balance - December 31, 2011	9,059,375	9,059	513,279	42,299	-	(1,441,770)	(877,133)

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders' Deficiency …continued
For the period from April 6, 2010 (inception) to December 31, 2013

(in US dollars unless otherwise noted)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Subscriptions Receivable/ Warrants $	Deficit accumulated during the development stage $	Stockholders' deficiency $

Balance - December 31, 2011	9,059,375	9,059	513,279	42,299	-	(1,441,770)	(877,133)

Issuance of units net of cash issue costs (note 7)	4,400,000	4,400	1,358,172	-	-	-	1,362,572
Issuance of units for services (notes 7 and 9)	360,000	360	116,915	-	-	-	117,275
Units cancelled (note 7)	(3,000,000)	(3,000)	(938,813)	-	-	-	(941,813)
Reclassification from additional paid-in capital to warrants upon the issuance of warrants (note 8)	-	-	(103,727)	-	103,727	-	-
Issuance of warrants for services (notes 8)	-	-	-	-	49,379	-	49,379
Issuance of shares for settlement of accounts payable (notes 8 and 9)	500,000	500	252,550	-	-	-	253,050
Shares issued from Del Mar Employee Share Purchase Trust for services - net (note 8(b))	1,590,625	1,591	780,255	-	-	-	781,846
Shares issued for services (note 8(h))	140,000	140	75,660	-	-	-	75,800
Stock-based compensation (note 8)	-	-	272,594	-	-	-	272,594
Comprehensive income for the year	-	-	-	(21,121)	-	-	(21,121)
Loss for the year	-	-	-	-	-	(2,400,363)	(2,400,363)

Balance - December 31, 2012	13,050,000	13,050	2,326,885	21,178	153,106	(3,842,133)	(1,327,914)

Effect of the Reverse Acquisition (note 3)	3,250,007	3,250	1,686,754	-	-	(3,731,684)	(2,041,680)
Issuance of units at $0.80 per unit from January 25 to March 6, 2013, net of cash issue costs (note 8(f))	13,125,002	13,125	5,854,252	-	-	-	5,867,377
Issuance of placement agent warrants as issue costs for the $0.80 unit issuance (note 8(f))	-	-	(4,087,586)	-	6,288,594	-	2,201,008
Issuance of common shares to Valent for future royalty reduction (note 8 (g))	1,150,000	1,150	596,850	-	-	-	598,000
Exercise of placement agent warrants (note 8)	123,810	124	239,476	-	(239,600)	-	-
Exercise of CDN $0.50 unit warrants (notes 7 and 8)	221,000	221	241,494	-	-	-	241,715
Shares issued for services (note 8(h))	615,000	615	1,042,942	-	-	-	1,043,557
Stock-based compensation (note 8)	-	-	890,648	-	-	-	890,648
Loss for the period	-	-	-	-	-	(8,290,689)	(8,290,689)

Balance – December 31, 2013	31,534,819	31,535	8,791,715	21,178	6,202,100	(15,864,506)	(817,978)

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Statements of Cash Flows

(in US dollars unless otherwise noted)

	Year ended December 31, 2013 $	Year ended December 31, 2012 $	Year ended December 31, 2011 $	Period from April 6, 2010 (inception) to December 31, 2013 $

Cash flows from operating activities
Loss for the year	(8,290,689)	(2,400,363)	(1,333,011)	(12,132,822)
Items not affecting cash
Accrued interest	8,020	7,521	6,831	22,372
Change in fair value of derivative liability	(1,324,051)	(318,502)	-	(1,642,553)
Shares issued to Valent for royalty reduction	598,000	-	-	598,000
Non-cash derivative issue costs	2,201,008	-	-	2,201,008
Units issued for services	-	180,144	95,140	275,284
Warrants issued for patents	-	-	89,432	89,432
Warrants issued for services	124,020	49,379	-	173,399
Share-based compensation	2,146,766	1,130,240	95,140	3,404,237
Prototype drug product	-	-	250,000	250,000

	(4,536,926)	(1,351,581)	(796,468)	(6,761,643)
Changes in non-cash working capital
Taxes and other receivables	34,437	(6,697)	(24,017)	(11,062)
Prepaid expenses	(142,105)	(14,581)	(4,098)	(170,883)
Accounts payable and accrued liabilities	(537,158)	865,007	99,297	367,375
Related party payables	(338,747)	(70,183)	496,597	109,030

	(5,520,499)	(578,035)	(228,689)	(6,467,183)

Cash flows from financing activities
Net proceeds from the issuance of units	9,639,520	671,570	190,826	10,501,916
Deferred costs	-	(90,771)	-	-
Net proceeds from the issuance of common shares	-	-	28,506	102,070

	9,639,520	580,799	219,332	10,603,986

Increase (decrease) in cash and cash equivalents	4,119,021	2,764	(9,357)	4,136,803

Cash and cash equivalents - beginning of period	17,782	15,018	24,375	-

Cash and cash equivalents - end of period	4,136,803	17,782	15,018	4,136,803

Supplementary information
Issuance of shares for the settlement of accounts payable (notes 4 and 9)	-	253,050	-	253,050
Issuance of units for the settlement of accounts payable (notes 7 and 9)	-	-	23,785	23,785
Non-cash share issuance costs (note 8)	6,288,594	-	14,295	6,302,889
Cashless exercise of Placement Agent Warrants (note 8)	239,600	-	-	239,600
Non-cash acquisition of prototype drug product (note 4)	-	-	-	250,000
Settlement of accounts payable with a loan payable (note 4)	-	-	250,000	250,000
Exercise of CDN $0.50 warrants for no additional consideration (note 8)	241,715	-	-	241,715
Deferred costs	90,771	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

1	Nature of operations and going concern

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

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

Going Concern

For the year ended December 31, 2013, the Company reported a loss of $8,290,689 and an accumulated deficit of $15,864,506 at that date. As at December 31, 2013, the Company has cash and cash equivalents on hand of $4,136,803. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due. The expenses to be incurred in developing and pursuing our Company’s business plan have a large degree of uncertainty.  In addition, the Company has not begun to commercialize or generate revenues from any product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. Accordingly, the Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915-10. We believe, based on our current estimates and plans that we have enough cash to fund our operations for the next 12 to 15 months. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements. Nevertheless, there is no assurance that these initiatives will be successful.

These financial statements have been prepared on a going concern basis which assumes that the Company will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

The conditions and risks noted above cast substantial doubt on the validity of that assumption. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary and could potentially be material, should the Company be unable to continue as a going concern.

2	Significant accounting policies

Basis of presentation

The financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) and are presented in United States dollars. The Company’s functional currency is the United States dollar.

The principal accounting policies applied in the preparation of these financial statements are set out below and have been consistently applied to all periods presented.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

Consolidation

The consolidated financial statements include the accounts of Del Mar Pharmaceuticals (BC) Ltd., Callco, and Exchangeco as of and for the years ended December 31, 2013, 2012 and 2011. Inter-company transactions have been eliminated in consolidation.

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

The derivative is not traded in an active market and the fair value is determined using valuation techniques. The Company uses judgment to select a variety of methods to make assumptions that are based on specific management plans and market conditions at the end of each reporting period. The Company uses a fair value estimate to determine the fair value of the derivative liability. The carrying value of the derivative liability would be higher or lower as management estimates around specific probabilities change. The estimates may be significantly different from those recorded in the financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of loss each reporting period. This is considered to be a Level 3 financial instrument.

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest-bearing securities with maturities at the date of purchase of three months or less. Cash and cash equivalents are held at recognized Canadian and United States financial institutions. Interest earned is recognized in the consolidated statements of loss. In 2013 the Company raised financing of net proceeds of $8,575,000. The use of proceeds under this arrangement stated that the proceeds from the financing cannot be used to repay debt.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

Foreign currency translation

The functional currency of the Company at December 31, 2013 is the United States dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign-currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the consolidated statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in consolidated statement of operations for the period.

Adjustments arising from the translation of the Company’s financial statements to United States dollars for the periods ended December 31, 2012, 2011 and 2010 due to differences between average rates and balance sheet rates are recorded in other comprehensive income as for those periods the Company’s functional currency was the Canadian dollar.  For those periods the financial statements have been presented in a currency other than the functional currency of the Company as management has determined that the U.S. dollar is the common currency in which the Company’s peers, being international drug and pharmaceutical companies, present their financial statements. For presentation purposes the assets and liabilities of the Company for 2012, 2011, and 2010 have been translated to U.S. dollars at exchange rates at the reporting date. The historical equity transactions have been translated using historical rates in effect on the date that each transaction occurred. The income and expenses are translated to U.S. dollars at the average exchange rate for the period in which the transaction arose. Exchange differences arising are recognized in a separate component of equity titled accumulated other comprehensive income.

Current and future income taxes

The Company follows the liability method of accounting for income taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current period. Income taxes are accounted for using the asset and liability method of accounting. Future income taxes are recognized for the future income tax consequences attributable to differences between the carrying values of assets and liabilities and their respective income tax bases and for loss carry-forwards. Future income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in tax laws or rates is included in earnings in the period that includes the enactment date. When realization of future income tax assets does not meet the more-likely-than-not criterion for recognition, a valuation allowance is provided.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

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

The Company’s financial instruments consist of cash and cash equivalents, taxes and other receivables, accounts payable, related party payables and derivative liability. The carrying values of cash and cash equivalents, taxes and other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

As quoted prices for the derivative liability are not readily available, the Company has used a simulated probability valuation model, as described in note 7 to estimate fair value. The derivative liability utilizes Level 3 inputs as defined above.

The Company has the following liabilities under the fair value hierarchy:

			2013

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	4,402,306

			2012

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	121,000

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

Prototype drug product

The prototype drug product (the “drug”) is stated at the lower of cost and net realizable value. The cost of the drug is comprised of direct costs related to the acquisition of the drug. During the years ended 2012 and 2011, the Company recorded $nil in relation to these amounts as inventories (2010 - $250,000 was recorded as prototype drug product) and fully utilized in clinical and pre-clinical testing trials during the year ended December 31, 2011.

Intangible assets

Under its assignment agreement with Valent Technologies LLC (“Valent”) (note 4) the Company has incurred certain costs relating to patents assigned to the Company. As the patents had not yet been assigned to the Company at December 31, 2011, the Company has expensed these costs for the year ended December 31, 2011.

Expenditures associated with the filing, or maintenance of patents, licensing or technology agreements are expensed as incurred. Costs previously recognized as an expense are not recognized as an asset in subsequent periods.

Once the technology has achieved commercialization, patent costs will be deferred and amortized over the remaining life of the related patent.

Research and development costs (including clinical trial expenses)

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product research and development. Research and development expenses also include third-party development and clinical trial expenses noted below. Such costs related to product research and development are included in research and development expense until the point that technological feasibility is reached, which for our products, is generally shortly before the products are approved by the relevant food and drug administration. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

Clinical trial expenses are a component of research and development costs and include fees paid to contract research organizations, investigators and other service providers who conduct specific research for product development activities on behalf of the Company. The amount of clinical trial expenses recognized in a period related to service agreements is based on estimates of the work performed on an accrual basis. These estimates are based on patient enrollment, services provided and goods delivered, contractual terms and experience with similar contracts. The Company monitors these factors to the extent possible and adjusts our estimates accordingly. Prepaid expenses or accrued liabilities are adjusted if payments to service providers differ from estimates of the amount of service completed in a given period.

Research and development costs are expensed in the period incurred. At December 31, 2013 and 2012 all research and development costs were expensed.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

Shares for services

The Company has issued equity instruments for services provided by employees and nonemployees. The equity instruments are valued at the fair value of the instrument granted (see notes 7 and 8 for assumptions).

The Company has transferred shares from the DelMar Employee Share Purchase Trust (the “Trust”) (note 8) to consultants and management in exchange for services rendered to the Company. The Company recognizes the fair value of the shares transferred as an expense with a corresponding increase in common stock. The shares reserved for issuance to consultants and management that are held by the Trust are included in the financial statements at year end. There are no other assets in the Trust. The number of shares outstanding for issue from the Trust at December 31, 2013 is nil (2012 - nil; 2011 - 1,590,625) (note 8).

The shares transferred from the Trust have been valued using the fair value of the shares transferred. The Company used recent share transactions in order to determine the fair value of the shares transferred from the Trust.

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

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

Comprehensive income

In accordance with ASC 220, “Comprehensive Income” (“ASC 220”) all components of comprehensive income, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive (income) loss, , including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income. No taxes were recorded on items of other comprehensive income.

Derivative liability

The Company accounts for certain warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies these warrants on its balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance. The Company has used a simulated probability valuation model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates (specifically probabilities) used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility of similar life sciences companies. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants and stock options are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding stock options and warrants. At December 31, 2013, potential common shares of 28,104,009 (2012 - 4,380,000; 2011 - 650,000) related to outstanding warrants and stock options were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

Segment information

The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company operates within a single operating segment being the research and development of cancer indications, and operates in one geographic area, being Canada. All of the Company’s assets are located in Canada.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

ASU 2013-07 Topic 205 Liquidation basis of accounting

Provides guidance on (i) when an entity should apply the liquidation basis of accounting, and (ii) recognition and measurement of assets and liabilities, and requirements for preparation of financial statements, using the liquidation basis of accounting.

This standard is effective for entities that determine liquidation is imminent during years, and interim periods within those years, beginning after December 15, 2013.

ASU 3013-05 Topic 830 Accounting for cumulative translation adjustments

The standards amends cumulative translation adjustment derecognition guidance in particular when (i) an entity ceases to have a controlling financial interest in certain subsidiaries or groups of assets within a foreign entity, or (ii) there is a loss of a controlling financial interest in a foreign entity or a step acquisition involving an equity method investment that is a foreign entity. This is effective for public entities for years, and interim periods within those years, beginning after December 15, 2013.

ASU 2013-11 Topic 740 Accounting for cumulative translation adjustments

The standard amends guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This is effective for public entities for years, and interim periods within those years, beginning after December 15, 2013.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

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

The Company determined the fair value of the shares issued on the Reverse Acquisition to be $1,690,004. As a result of the Reverse Acquisition being treated as a recapitalization of DelMar (BC) the Company recognized the loss of $3,731,684 incurred upon the closing of the Reverse Acquisition as an adjustment to opening deficit in the consolidated statement of changes in stockholders’ deficiency at December 31, 2013.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

4	Valent Technologies LLC agreement

On September 12, 2010 the Company entered into a Patent Assignment Agreement (the “Assignment Agreement”) with Valent Technologies LLC (“Valent”) to acquire patents and the prototype drug product related to VAL-083. In accordance with the Assignment Agreement the consideration was $250,000 to acquire the prototype drug product. In addition, under certain circumstances Valent agreed to assign, convey and transfer to the Company all its right, title and interest in and to the patents in exchange for share purchase warrants. The Company will then be responsible for the further development and commercialization of VAL-083. Valent retains an option to reacquire certain intellectual property until a Financing Transaction is completed by the Company. Under the Assignment Agreement, a ‘Financing Transaction’ is defined as a cumulative equity or debt financing(s), or a merger, acquisition, amalgamation, reverse takeover or other combination, or any combination of the foregoing, cumulatively totaling at least $2,000,000. In accordance with the terms of the Assignment Agreement, Valent is entitled to receive a future royalty on revenues derived from the development and commercialization of VAL-083. In the event that the Company terminates the agreement, the Company may be entitled to receive royalties from Valent’s subsequent development of VAL-083 depending on the development milestones the Company has achieved prior to the termination of the Assignment Agreement.

On January 25, 2013, in connection with the Company’s reverse acquisition, Valent was issued 1,150,000 shares of common stock of DelMar Pharmaceuticals, Inc., in exchange for Valent reducing certain future royalties under the Assignment Agreement.

Pursuant to a loan agreement dated February 3, 2011, the Company received a loan from Valent for the $250,000 for the purchase of the prototype drug product. The loan is unsecured and bears interest at 3.00% per year. As a result the balance of the loan payable, including accrued interest, at December 31, 2013 is $272,372 (2012 - $264,352), including accrued interest of $22,372 (2012 - $14,352).  As a result of the Company’s expectation as to the timing of repayment as a result of the restriction described in note 2 the Company has presented the full loan and accrued interest balance as a non-current liability at December 31, 2013.

Pursuant to the Assignment Agreement with Valent, the Company agreed to issue warrants to Valent under certain circumstances. The financing completed by the Company that closed in February 2012 constituted a Financing Transaction under the terms of the Assignment Agreement and resulted in the Company issuing 500,000 warrants to Valent on February 1, 2012 at an exercise price of CDN $0.50 per warrant (note 8). In exchange for the warrants Valent has assigned all of its right, title and interest in and to the patents for VAL-083 to the Company. The fair value of the contingent warrants of $89,432 has been recognized as an expense and a corresponding increase to additional paid-in capital at December 31, 2011. As a result of the warrants being issued during 2012 the amount previously recognized as additional paid in capital has been reclassified to warrants during the year ended December 31, 2012.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

5	Taxes and other receivables

	$2013	$2012

Government grants	-	34,168
Other receivables	11,062	11,331

	11,062	45,499

On May 1, 2012 the Company was granted a non-repayable financial contribution of up to $48,245 (CDN $48,000) from the National Research Council of Canada Industrial Research Assistance Program (“IRAP”). The Company will be reimbursed for certain research and development costs to a maximum of $48,245 (CDN $48,000) in the period from May 1, 2012 thru November 30, 2012. Under this IRAP grant the Company requested an aggregate total reimbursement of $40,542 and has received $6,374 to December 31, 2012 resulting in a receivable of $34,168 at December 31, 2012. Under this IRAP grant the Company did not incur all of the allowable expenses under the grant and as a result $7,703 has lapsed.

Total amounts credited in the statement operations for all IRAP grants in 2013 was $nil (2012 - $40,542; 2011 - $66,724).

6	Accounts payable and accrued liabilities

	$2013	$2012

Trade payables	140,457	677,615
Payable to related parties (note 9)	109,030	447,777

	249,487	1,125,392

During the year ended December 31, 2012, the Company issued 500,000 common shares valued at $253,050 (CDN $250,000) as partial settlement of the Company’s accounts payable balance with Valent (note 8). The fair value of the shares issued as partial settlement was based on the financing which occurred during the year ended December 31, 2012.

7	Derivative liability

The Company has issued stock purchase warrants. Based on the terms of certain of these warrants the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value each reporting period with the changes in fair value recorded in the consolidated statement of loss and comprehensive loss.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

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

During the year ended December 31, 2013, 221,000 warrants were exercised for no additional consideration for 221,000 shares of common stock.  As a result, $241,715 of the derivative liability has been reclassified to equity.  The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

Subsequent to December 31, 2013, 20,000 CDN $0.50 warrants were exercised for no additional consideration.  In addition, on January 25, 2014 2,169,000 CDN $0.50 warrants expired.  All of the CDN $0.50 warrants outstanding at December 31, 2013 have now either been exercised or have expired.

The remaining warrants issued with the units have been re-valued at December 31, 2013 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility – 72.8%, risk free rate - 0.09% and a term of one month.

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

The Investor Warrants issued with the units have been re-valued at December 31, 2013 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 78%, risk free rate - 1.3% and a term of approximately 4.25 years.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

Dividend Warrants

As a result of the Reverse Acquisition, warrants that Berry issued pursuant a warrant dividend became warrants of the Company (the “Dividend Warrants”). The Dividend Warrants are exercisable at $1.25 per share until January 24, 2018. The Dividend Warrants will only be exercisable at such times as the underlying shares of common stock are registered. The Dividend Warrants will be redeemable by the Company at a price of $0.001 per Dividend Warrant at any time commencing 18 months following the date of issuance subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $2.50 per share and (ii) the underlying shares of common stock are registered. Subject to the conditions set forth therein, the Dividend Warrants may be redeemed by the Company upon not less than ninety (60) days nor more than ninety (90) days prior written notice.

The Dividend Warrants have been measured at fair value at December 31, 2013 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 78%, risk free rate - 1.3% and a term of approximately 4 years.

Warrants issued for services

During the year ended December 31, 2013 the Company issued 300,000 warrants for services.  The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years.  The Company has recognized $124,020 in expense in the consolidated statement of operations.

The warrants have been measured at fair value at their issue date of December 31, 2013 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility -88%, risk free rate - 1.8% and a term of approximately 4.75 years.

The Company’s derivative liability is summarized as follows:

	December 31, 2013 $	December 31, 2012 $

Opening balance	121,000	106,146

Issuance of units	3,681,372	333,356
Dividend warrant liability acquired on reverse acquisition	2,041,680	-
Warrants issued for services	124,020	-
Change in fair value of unexercised warrants	(1,324,051)	(318,502)
Reclassification to equity upon exercise of warrants	(241,715)	-

Closing balance	4,402,306	121,000

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

8	Stockholders’ deficiency

Preferred stock

Authorized
5,000,000 preferred shares, $0.001 par value

Issued and outstanding at December 31, 2013 - 1 (December 31, 2012 - none)

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

Common stock

Authorized
200,000,000 common shares, $0.001 par value

Issued and outstanding at December 31, 2013 - 31,534,819 (December 31, 2012 - 13,050,000).  The issued and outstanding common shares include 7,374,583 shares of common stock on an as-exchanged basis with respect to the Exchangeable Shares (note 3).

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

a)	Shares issued to founders

On May 27, 2010, the Company issued 7,000,000 common shares to its founders at $0.001 per share for total proceeds of $6,667. Of the 7,000,000 shares issued, 6,000,000 were issued to founders who are also officers or directors of the Company. In addition, of the 7,000,000 shares issued, 6,700,000 are subject to vesting provisions and a repurchase option to the Company. At any time prior to the expiration of 36 months from May 27, 2010 the Company at its sole discretion may repurchase some or all of the unvested 6,700,000 shares at $0.001 per share.

With respect to the 6,700,000 shares subject to vesting, 25% of the common shares vested immediately on May 27, 2010 and the remaining shares shall vest in twelve equal tranches on each quarterly anniversary of May 27, 2010 with the number of shares to vest on each such date to equal 1/16 of the number of shares issued on May 27, 2010. If any of the subscribers is or becomes a director, officer, employee or consultant of the Company or an affiliate of the Company, all unvested shares shall vest immediately if the subscriber is subsequently removed as a director or officer of the Company or its affiliate, or is subsequently terminated as an employee or consultant of the Company or its affiliate, in each case without cause.

b)	Shares issued to the DelMar Employees Share Purchase Trust

The Company has established the DelMar Employees Share Purchase Trust (the “Trust”). The purposes of the Trust are to (i) enhance the ability of the Company and its affiliates to attract, motivate, retain and reward directors, officers, employees and consultants, (b) facilitate employee ownership of shares of the company and (c) promote closer alignment of interests between key employees of the company and its shareholders. The Trust is overseen by a Trustee appointed by the Company and funds from the Company (“Settled Funds”) were used to subscribe for common shares (“Trust Shares”) in the capital of the Company. On May 27, 2010, the Company issued 2,000,000 common shares to the trust. The Company used Settled Funds to pay for the trust Shares.

Number of shares held in Trust

Balance - April 6, 2010	-
Shares issued to the DelMar Employee Share Purchase Trust	2,000,000
Shares transferred to employees and consultants for services	(325,000)
Founders shares acquired by the Trust	68,750

Balance - December 31, 2010	1,743,750
Shares transferred to employees and consultants for services	(200,000)
Founders shares acquired by the Trust	46,875

Balance - December 31, 2011	1,590,625
Shares transferred to employees and consultants for services	(1,590,625)

Balance - December 31, 2013 and 2012	-

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

The Company has transferred shares from the Trust to various consultants for work or services performed for the Company. Shares held by the Trust are not issued and outstanding until the shares are transferred out of the Trust. For the year ended December 31, 2012, the Company recognized the fair value of the shares transferred as an expense with the offsetting charge to capital stock for $781,846 (2011- $95,140, 2010 - $32,091). The Company did not recognize any expenses related to Trust shares for the year ended December 31, 2013 as all shares have been issued from the Trust as of December 31, 2012.

Of the 1,590,625 transferred out of the trust during the year ended December 31, 2012, 1,390,625 were transferred to directors of the Company. The related compensation expense was recorded in the consolidated statement of operations.

c)	Shares issued in private placements

On August 27, 2010, the Company issued 720,000 common shares at $0.095 (CDN $0.10) per share for total proceeds of $68,414 and on September 8, 2010 the Company issued an additional 280,000 common shares at $0.096 (CDN $0.10) per share for total proceeds of $26,989. Of the total proceeds of $68,414 from the August 27, 2010 issuance, $28,506 was received in 2011 and has been recorded as subscriptions receivable at December 31, 2010.

d)	Shares issued to Valent for settlement of accounts payable

During the year ended December 31, 2012, the Company issued 500,000 common shares to Valent for partial settlement of accounts payable (notes 6 and 9).

e)	Shares issued for the Reverse Acquisition

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

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

f)	$0.80 Unit offering

In connection with the Reverse Acquisition, on January 25, 2013, January 31, 2013, February 8, 2013, February 21, 2013, February 28, 2013, March 1, 2013, and March 6, 2013, the Company entered into and closed a series of subscription agreements with accredited investors (the “Investors”), pursuant to which the Company issued an aggregate of 13,125,002 Units at a purchase price of $0.80 per Unit, for aggregate gross proceeds of $10,500,000 (the “Private Offering”). Each Unit consists of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $0.80. The exercise price of the Investor Warrants is subject to adjustment and the Investor Warrants are redeemable under certain circumstances (note 7).

The Company retained Charles Vista, LLC (the “Placement Agent”) as the placement agent for the Private Offering. The Company paid the Placement Agent a cash fee of $1,050,000 (equal to 10% of the gross proceeds), a non-accountable expense allowance of $315,000 (equal to 3% of the gross proceeds), and a one-year consulting fee of $60,000. In addition, the Company incurred other unit issue and closings costs of approximately $500,000 resulting in net proceeds to the Company of $8,575,000. Certain of the additional closing costs are not eligible to be treated as share issue costs and as a result they have been expensed. Net unit proceeds per the consolidated statements of cash flows include gross unit proceeds less cash share issue costs attributable to the shares only. The portion of the unit issue costs attributable to the derivative liability has been expensed.

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

The Company will pay a warrant commission of 5% of the amount of funds raised by an agent upon the exercise of the Investor Warrants following such redemption.

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

Certain of the Private Offering costs were incurred by the Company prior to December 31, 2012. These costs of $90,771 were treated as issue costs during the year ended December 31, 2013.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

g)	Shares issued to Valent for future royalty reduction

Simultaneous with the Reverse Acquisition, the Company issued to Valent 1,150,000 shares of common stock in exchange for Valent reducing certain future royalties under its Assignment Agreement with the Company (note 4).

h)	Shared issued for services

Pursuant to a consulting agreement dated May 1, 2012 the Company issued 20,000 shares of common stock per month from June 1, 2012 to May 1, 2013 inclusive. Under this agreement the Company has issued a total of 100,000 shares of common stock during the year ended December 31, 2013 (2012 – 140,000). The shares have been valued using the fair value of the Company shares based on the purchase price under recent shares issuance by the Company or the closing price of the common stock on the date the shares for services were issued.  A total of $142,557 in expense has been recognized for these shares for the year ended December 31, 2013 (2012 - $75,800).

In addition to the shares issued under the May 1, 2012 consulting agreement, during the year ended December 31, 2013 the Company also issued 515,000 shares of common stock for services resulting in the recognition of $901,000 in expense for a total of shares for services expense of $1,043,557 (2012 - $75,800).

The total expense of $1,043,557 in addition to the stock option expense of $1,103,209 results in a total share-based payment expense of $2,146,766 for the year ended December 31, 2013 (2012 - $1,130,240).  This total expense has been recognized as to $568,725 and $1,578,041 for research and development, and general and administrative respectively for the year ended December 31, 2013.  For the year ended December 31, 2012 the total share-based payment expense of $1,130,240 has been recognized as to $746,356 and $383,884 for research and development, and general and administrative respectively.

Stock options

On February 1, 2012, the Company’s board of directors approved its stock option plan (the “Plan”). Under the Plan the number of common shares that will be reserved for issuance to officers, directors, employees and consultants under the Plan will not exceed 7.5% of the share capital of the Company on a fully diluted basis. The requisite service period of the options ranges from six months to three years and also have a range of six months to three years  contractual term.

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

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

The following table sets forth the options outstanding under the Plan as of December 31, 2013:

	Number of stock options outstanding	Weighted average exercise price

Balance - December 31, 2011	-	-
Granted	1,020,000	0.47

Balance – December 31, 2012	1,020,000	0.47
Granted	2,340,000	1.15
Cancelled	(120,000)	0.47

Balance – December 31, 2013	3,240,000	0.96

The following table summarizes stock options currently outstanding and exercisable at December 31, 2013:

Exercise price $	Number outstanding at December 31, 2013	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number exercisable at December 31, 2013	Exercise price $

0.47	900,000	8.08	0.47	726,333	0.47
1.05	2,040,000	9.62	1.05	584,296	1.05
1.54	180,000	9.25	1.54	180,000	1.54
2.30	120,000	9.42	2.30	70,000	2.30

	3,240,000		0.96	1,560,629	0.89

Included in the number of stock options outstanding are 900,000 stock options granted at an exercise price of CDN $0.50.  The exercise prices shown in the above table have been converted to USD using the period ending closing exchange rate resulting in an exercise price of $0.47. Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options have been valued using a Black-Scholes pricing model using the following assumptions:

	December 31, 2013 $	December 31, 2012 $

Dividend rate	0%	0%
Volatility	73% to 85%	74%
Risk-free rate	1.00%	1.25%
Term - years	1 to 3	2.1

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

The Company has recognized the following amounts as stock-based compensation expense for the periods noted:

	Periods ended December 31,

	$2013	$2012

Research and development	522,725	196,281
General and administrative	580,484	76,313

	1,103,209	272,594

Of the total stock option expense of $1,103,209, $890,648 (2012 - $272,594; 2011 - $nil) has been recognized as additional paid in capital and $212,561 (2012 - $nil; 2011 - $nil) has been recognized as a stock option liability.

The aggregate intrinsic value of stock options outstanding at December 31, 2013 was $422,910 (2012 - $306,000; 2011 - $nil) and the aggregate intrinsic value of stock options exercisable at December 31, 2013 was $341,304 (2012 - $172,650; 2011 - $nil). As of December 31, 2013 there was $456,301 in unrecognized compensation expense that will be recognized over the next 2.5 years. No stock options granted under the Plan have been exercised to December 31, 2013.  Upon the exercise of stock options new shares will be issued.

A summary of status of the Company’s unvested stock options as of December 31, 2013 under all plans is presented below:

	Number of options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at December 31, 2011	-	-	-
Granted	1,020,000	0.47	0.30
Vested	(575,500)	0.47	0.30

Unvested at December 31, 2012	444,500	0.47	0.30
Granted	2,340,000	1.15	0.63
Cancelled	(120,000)	0.47	0.30
Vested	(985,129)	1.05	0.58

Unvested at December 31, 2013	1,679,371	1.08	0.59

The aggregate intrinsic value of unvested stock options at December 31, 2013 was $81,606 (2012 - $133,350; 2011 - $nil).  The unvested stock options have a remaining weighted average contractual term of 9.46 years.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

Warrants

	Number of warrants	Amount $

Balance - December 31, 2011	-	-

Warrants issued for patents (i)	500,000	89,432
Warrants issued as unit issue costs (ii)	105,000	14,295
Warrants issued for services (iii)	345,000	49,379

Balance - December 31, 2012	950,000	153,106
Warrants issued as unit issue costs (iv)	5,250,000	6,288,594
Warrants exercised on a cashless basis (v)	(200,000)	(239,600)

Balance - December 31, 2013	6,000,000	6,202,100

i)
At December 31, 2011, the Company recognized the fair value of the 500,000 contingent Valent warrants (note 4). The contingent warrants were recognized in additional paid in capital at December 31, 2011 and have been reclassified to warrants when the warrants were issued on February 1, 2012. The warrants have an exercise price of CDN $0.50 per warrant and expire February 1, 2017.

ii)
The Company has issued broker warrants as finder’s fees in relation to the issuance of certain units. All of the warrants were issued on March 1, 2012 and have an exercise price of CDN $0.50 per warrant. Of the total, 100,000 expire March 1, 2015 and 5,000 expire March 1, 2014.

iii)
The Company has issued 345,000 warrants for investor relations services. The warrants were issued on February 1, 2012 and they vest in 12 equal installments over a 12-month period commencing on March 1, 2012. The warrants have an exercise price of CDN $0.50 per warrant and expire February 1, 2015.

iv)
As part of the Company’s unit offering the Company has issued 5,250,000 Placement Agent Warrants (note 8(f)). The Placement Agent Warrants have been recognized as non-cash issue costs and the costs have been allocated to common stock and derivative liability. The portion allocated to additional paid in capital was $4,087,586 and the portion allocated to derivative liability was $2,201,008. The Placement Agent warrants have been valued using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 104%, risk free rate - 1.0% and a term of five years.

v)	During the year ended December 31, 2013 200,000 Placement Agent Warrants were exercised on a cashless basis for 123,810 shares of common stock.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

The fair value of all of the warrants issued in 2012 and 2011 was based on the fair value of the warrants included as part of the unit issuances completed in 2011 and 2012.  The fair value of the warrants issued in 2013 was determined by independent valuation as part of the valuation performed for the Company’s derivative liability (note 7).

Certain of the Company’s warrants have been recognized as a derivative liability (note 7).

The following table summarizes all of the Company’s outstanding warrants as of December 31, 2013:

Description	Number

CDN $0.50 warrants (note 7) (i)	2,189,000
Issued as broker warrants (ii)	105,000
Issued for patents (iii)	500,000
Issued for services (iv)	345,000
Investor Warrants (note 7) (v)	13,125,002
Dividend warrants (note 7)(vi)	3,250,007
Placement Agent (note 8(f))(vii)	5,050,000
Issued for services (viii)	300,000

Closing balance - December 31, 2013	24,864,009

i)
All of the warrants expire on January 25, 2014. They are exercisable at $1.20 per warrant until that date. A total of 20,000 warrants are exercisable for no additional consideration.  Subsequent to December 31, 2013 the 20,000 warrants were exercised for no additional consideration and the remaining 2,169,000 expired (note 13).

ii)
The Company has issued broker warrants as finder’s fees in relation to the issuance of certain of the CDN $0.50 units issued during the years ended December 31, 2011 and 2012. All of the warrants were issued on March 1, 2012 and have an exercise price of CDN $0.50 per warrant. Of the total, 100,000 expire March 1, 2015 and 5,000 expire March 1, 2014.  On March 1, 2014, 5,000 warrants expired (note 13).

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

v)
The Investor Warrants were issued as part of the Company’s $0.80 unit offering. They were issued in tranches on January 25, 2013, January 31, 2013, February 8, 2013, February 21, 2013, February 28, 2013, March 1, 2013, and March 6, 2013 respectively (note 8(f)). They are exercisable at $0.80 per warrant for five years commencing from their respective issue dates.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

vi)	The Dividend Warrants are exercisable at $1.25 per warrant until January 24, 2018.

vii)	The Placement Agent Warrants are exercisable at $0.80 per warrant until March 6, 2018 but can be exercised on a cashless basis. The Placement Agent Warrants were all issued on March 6, 2013.

viii)	The warrants are exercisable on a cashless basis at a price of $1.76 per warrant until September 12, 2018.

9	Related party transactions

During the year ended December 31, 2013

The Company paid total cash compensation to its officers of $454,549 for the twelve months ended December 31, 2013.

Included in accounts payable at December 31, 2013 is an aggregate amount owing of $74,754 to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

Included in related party payables at December 31, 2013 is an amount of $44,007 relating to clinical development costs incurred by Valent on behalf of the Company.  Additionally, the Company also has a loan payable of $272,372, including accrued interest of $22,372, due to Valent (note 4). One of the directors and officers of the Company is also a Principal of Valent. As a result of the Company not expecting to repay Valent within the next twelve months, the balance of the loan and accrued interest has been disclosed as a long-term liability.

On January 25, 2013, in connection with the Reverse Acquisition (note 3), Valent was issued 1,150,000 shares of common stock of the Company in exchange for Valent reducing certain future royalties under the Assignment Agreement (note 8(g)). As a result of the share issuance the Company has recognized an expense of $598,000 for the year ended December 31, 2013.

The Company granted an aggregate 1,410,000 stock options at an exercise price of $1.05 to its officers and directors (note 8).

The Company recognized $44,333 in directors’ fees.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

During the year ended December 31, 2012

Pursuant to consulting agreements with the Company’s officers and directors the Company paid a total of $27,022 (CDN $27,000) per month to its officers and directors during the year. Under two of these agreements the directors have elected to receive a portion of their aggregate compensation in the form of units. The Company issued 360,000 units for a total amount of $180,144. The units issued relate to an amount of $15,012 (CDN $15,000) per month from January to December 2012 inclusive. All of the units were issued in February 2012. The Company has recognized $180,144 in services for the year ended December 31, 2012. Of the $180,144, $60,389 has been recognized as general and administrative and $119,755 has been recognized as research and development.

Additionally, under the consulting agreements the Company has paid its officers and directors cash compensation totaling an aggregate $12,006 (CDN $12,000) per month. An amount of $144,072 (CDN $144,000) has been paid in cash to the two individuals for the year ended December 31, 2012.

Included in related party payables at December 31, 2012 is an aggregate amount owing of $133,658 to the Company’s directors in relation to their respective consulting agreements and for reimbursable expenses.

Also included in related party payables December 31, 2012 is an amount of $314,119 relating to clinical development costs incurred by Valent on behalf of the Company. On April 30, 2012, Valent was issued 500,000 common shares for partial settlement of the Company’s accounts payable balance with Valent. The total settlement amount was $253,050. Additionally, the Company has a loan payable, including accrued interest, of $264,352 due to Valent (note 4).

Through a Company owned by one of the Company’s directors, a $25,000 retainer was paid pursuant to the unit financing completed by the Company (note 8). The $25,000 is included in accounts payable at December 31, 2012.

The Company granted an aggregate 450,000 stock options at an exercise price of $0.47 (CDN $0.50) to its directors (note 8).

The Company transferred a total of 1,390,625 shares from the DelMar Employee Share Purchase Trust to the Company’s directors (note 8).

During the year ended December 31, 2011

Pursuant to consulting agreements dated August 1, 2011 with the Company’s officers and directors the  Company agreed to compensate its officers and directors for services rendered to the Company. An aggregate $26,550 (CDN $27,000) per month commencing August 1, 2011 and ending December 31, 2012 will be payable pursuant the consulting agreements. Under the consulting agreements the Company and the respective officer or director have mutually agreed that a portion of the compensation payable under the respective agreement shall be deemed to have been invested in the unit offering of the Company as of October 3, 2011. The units issued under these agreements shall have the same terms as the CDN $0.50 units issued by the Company to subscribers of the offering (note 7).

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

For the period from August 1 to December 31, 2011 $19,028 (CDN $20,000) per month was settled by the Company with units resulting in 150,000 units being issued. Total research and development expenses of $71,355 (CDN $75,000) and general and administrative expenses of $23,785 (CDN $25,000) have been recorded for this issuance of units.

The Company also issued 50,000 units to one of its officers for the settlement of accounts payable in the amount of $23,785 (CDN $25,000). The units were measured at fair value using the valuation estimate consistent with the most recent financing.

Included in related party payables at December 31, 2011 is an aggregate amount owing of $21,028 to two of the Company’s directors.

Also included in related party payable at December 31, 2011 is an amount of $496,932 relating to clinical development costs incurred by Valent on behalf of the Company. The Company also has a loan payable, including accrued interest, of $256,831 due to Valent at December 31, 2011.

10	Current and future income taxes

The Company has the following non-capital losses available to reduce taxable income of future years:

Expiry date	$

2029	65,242
2030	1,102,400
2031	1,159,614
2033	4,275,931

Significant components of the Company’s future tax assets are shown below:

	2013 $	2012 $

Non-capital losses carried forward	1,822,341	323,910
Financing costs	4,115	4,302
Scientific research and development	121,490	11,193

	1,947,946	339,405
Valuation allowance	(1,947,946)	(339,405)

Net future tax assets	-	-

The income tax benefit of these tax attributes have not been recorded in these financial statements because of the uncertainty of their recovery.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

The Company’s effective income tax rate differs from the statutory income tax rate of 34% (2012 - 13.5%, 2011 - 13.5%).

The differences arise from the following items:

	2013 $	2012 $

Tax recovery at statutory income tax rates	(2,818,834)	(324,049)
Permanent differences	979,359	133,365
Effect of rate differentials between jurisdictions	320,965	-
Other	-	13,087
Effect of tax rate changes on future taxes	(305,647)	-
Change in valuation allowance	1,824,157	177,597

	-	-

11	Commitments and contingencies

Office Lease

The Company currently rents its offices pursuant to a one-year lease that commenced on November 1, 2013 at a rate of $2,185 (CDN$2,325) per month. During the year ended December 31, 2013, the Company recorded $22,323 as rent expense (2012 - $12,669; 2011 - $480).

12	Financial risk management

Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or valuation of its financial instruments.

The Company is exposed to financial risk related to fluctuation of foreign exchange rates. Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the United Sates dollar, primarily general and administrative expenses incurred in CDN dollars. The Company believes that the results of operations, financial position and cash flows would be affected by a sudden change in foreign exchange rates, but would not impair or enhance its ability to pay its CDN dollar accounts payable. The Company manages foreign exchange risk by converting its US to Canadian dollars as needed. The Company has only recently opened a US dollar bank account but maintains the majority of its cash in USD. As at December 31, 2013, Canadian dollar denominated accounts payable and accrued liabilities exposure in US dollars totaled $90,143.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

a)	Foreign exchange risk

Foreign exchange risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. If foreign exchange rates were to fluctuate within +/-10% of the closing rate at year end the maximum exposure is $9,014.

Balances in foreign currencies at December 31, 2013 and 2012 are as follows:

	2013 CDN balances $	2012 CDN balances $

Trade payables	95,835	359,088
Cash	75,474	17,873

b)	Interest rate risk

The Company is subject to interest rate risk on its cash and cash equivalents and believes that the results of operations, financial position and cash flows would not be significantly affected by a sudden change in market interest rates relative to the investment interest rates due to the short-term nature of the investments. As at December 31, 2013, cash and cash equivalents held in Canadian dollar savings accounts or short-term investments of $70,961. The Company’s cash balance currently earns interest at standard bank rates. If interest rates were to fluctuate within +/-10% of the closing rate at year end the impact of the Company’s interest bearing accounts will be insignificant.

The only financial instruments that expose the Company to interest rate risk are its cash and cash equivalents.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in raising funds to meet cash flow requirements associated with financial instruments. The recent problems in the global credit markets have resulted in a drastic reduction in the ability of companies to raise capital through the public markets. See note 1 going concern, for additional comments relating to liquidity risk. The Company continues to manage its liquidity risk based on the outflows experienced for the year ended December 31, 2013 and is undertaking efforts to conserve cash resources wherever possible. The maximum exposure of the Company’s liquidity risk is $521,859 at December 31, 2013 (2012 - $1,389,744).

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in US dollars unless otherwise noted)

Credit risk

Credit risk arises from cash and cash equivalents, deposits with banks and financial institutions, as well as outstanding receivables. The Company limits its exposure to credit risk, with respect to cash and cash equivalents, by placing them with high quality credit financial institutions. The Company’s cash equivalents consist primarily of operating funds with commercial banks. Of the amounts with financial institutions on deposit, the following table summarizes the amounts at risk should the financial institutions with which the deposits are held cease trading:

The maximum exposure of the Company’s credit risk is $11,062 at December 31, 2013 (2012 - $45,499).

Cash and cash equivalents $	Insured amount $	Non-insured amount $

4,136,803	70,961	4,065,842

Concentration of credit risk

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents.

The Company places its cash and cash equivalents in accredited financial institutions and therefore the Company’s management believes these funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements.

13	Subsequent events

CDN $0.50 warrants

Subsequent to December 31, 2013, 20,000 CDN $0.50 warrants were exercised or no additional consideration.  In addition, on January 25, 2014 2,169,000 CDN $0.50 warrants expired.  All of the CDN $0.50 warrants outstanding at December 31, 2013 have now either been exercised or have expired.

Broker Warrants

On March 1, 2014, 5,000 broker warrants expired.

Investor warrants

Subsequent to December 31, 2013, 127,313 Investor Warrants were exercised for 127,313 shares of common stock at an exercise price of $0.80 per warrant for total proceeds of $101,850.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position

Jeffrey Bacha	46	President, Chief Executive Officer and Director

Dennis Brown	64	Chief Scientific Officer and Director

Scott Praill	47	Chief Financial Officer

William Garner	47	Director

John K. Bell	66	Director

Robert J. Toth, Jr.	50	Director

Jeffrey Bacha, BSc, MBA has been Chief Executive Officer and President of the Company since January 25, 2013, and director of the Company since February 11, 2013. Mr. Bacha is one of our founders and has been President, Chief Executive Officer and director of DelMar (BC) since inception. Mr. Bacha is a seasoned executive leader with nearly twenty years of life sciences experience in the areas of operations, strategy and finance. His background includes successful public and private company building from both a start-up and turn around perspective; establishing and leading thriving management and technical teams; and raising capital in both the public and private markets. From July 2006 to August 2009, Mr. Bacha was Executive Vice President Corporate Affairs and Chief Operating Officer at Clera, Inc. From March 2005 to July 2006 Mr. Bacha was Consultant and held various positions at Clera Inc., Urigen Holdings Inc. and XBiotech, Inc. From 1999 through 2004, Mr. Bacha served as President & CEO of Inimex Pharmaceuticals, a venture-capital funded drug discovery and development company and is a former Senior Manager and Director of KPMG Health Ventures. Mr. Bacha holds an MBA from the Goizueta Business School at Emory University and a degree in BioPhysics from the University of California, San Diego. Mr. Bacha’s experience as one of our founder and Chief Executive Officer qualifies him to serve on the Board of Directors.

Dr. Dennis M. Brown, PhD, has been Chief Scientific Officer of the Company since January 25, 2013 and director of the Company since February 11, 2103. Dr. Brown is one of our founders and has served as Chief Scientific Officer and director of DelMar (BC) since inception. Dr. Brown has more than thirty years of drug discovery and development experience. He has served as Chairman of Mountain View Pharmaceutical's Board of Directors since 2000 and is the President of Valent. In 1999 he founded ChemGenex Therapeutics, which merged with a publicly traded Australian company in 2004 to become ChemGenex Pharmaceuticals (ASX: CXS/NASDAQ: CXSP), of which he served as President and a Director until 2009. He was previously a co-founder of Matrix Pharmaceutical, Inc., where he served as Vice President (VP) of Scientific Affairs from 1985-1995 and as VP, Discovery Research, from 1995-1999. He also previously served as an Assistant Professor of Radiology at Harvard University Medical School and as a Research Associate in Radiology at Stanford University Medical School. He received his B.A. in Biology and Chemistry (1971), M.S. in Cell Biology (1975) and Ph.D. in Radiation and Cancer Biology (1979), all from New York University. Dr. Brown is an inventor of about 34 issued U.S. patents and applications, many with foreign counterparts. Dr. Brown’s scientific knowledge and experience qualifies him to serve on our Board of Directors.

Scott Praill has been Chief Financial Officer of the Company since January 29, 2013 and previously served as a consultant to DelMar (BC). Since 2004, Mr. Praill has been an independent consultant providing accounting and administrative services to companies in the resource industry. Mr. Praill served as CFO of Strata Oil & Gas, Inc. from June 2007 to September 2008. From November 1999 to October 2003 Mr. Praill was Director of Finance at Inflazyme Pharmaceuticals Inc. Mr. Praill completed his articling at Price Waterhouse (now PricewaterhouseCoopers LLP) and obtained his Chartered Accountant designation in 1996. Mr. Praill obtained his Certified Public Accountant (Illinois) designation in 2001. Mr. Praill received a Financial Management Diploma (Honors), from British Columbia Institute of Technology in 1993, and a Bachelor of Science from Simon Fraser University in 1989.

Dr. William Garner, MD, MPH has served as a director of the Company since February 11, 2013. Dr. Garner is one of our founders and has served as a director of DelMar (BC) since inception. Dr. Garner is an experienced entrepreneur and investor. He is founder and managing director of EGB Advisors, LLC ("EGB"), a pharmaceutical commercialization boutique. Through this entity, Dr. Garner has worked on a number of pharmaceutical business transactions and has raised financing for several drug development companies including Update Pharma, Inc. where he is currently Executive Chairman. Other EGB companies include Urigen Pharmaceuticals, Inc., and Inverseon, Inc., which is developing a novel therapy for smoking cessation, asthma and other pulmonary diseases. In 2012, he merged Inverseon with another company to form Invion Ltd. (ASX:IVX), serving as CEO until May of 2013. He also served as President and Chief Executive Officer of Urigen Pharmaceuticals, Inc. (URGP.PK) from December 2005 to December 2010 where he moved a procedure-based drug from a university license to a phase II multi-center clinical trial which achieved statistical significance on all end points in Painful Bladder Syndrome/Interstitial Cystitis. Before this, Dr. Garner worked in medical affairs at Hoffmann LaRoche in oncology. Prior to Roche, Dr. Garner was in the venture capital department at Paramount Capital Investments in New York City. He serves on the boards of ImmunoGenetix in Kansas City and the Innovation Angel Foundation in San Francisco. Dr. Garner has a Master of Public Health from Harvard and received his M.D. degree from New York Medical College. Dr. Garner did residency training in Anatomic Pathology at Columbia-Presbyterian and is currently a licensed physician in the State of New York. Dr. Garner’s medical and scientific knowledge and experience qualifies him to serve on our board of directors.

John K. Bell has served as a director of the Company since February 11, 2013. John K. Bell is Chairman of Onbelay Capital Inc, a Canadian based private equity company with principal investments in Telematics and auto parts manufacturing (for past 5 years). Prior to that, from 1996 to 2005, Mr. Bell was CEO and owner of Polymer Technologies Inc., an automotive parts manufacturer. Prior to that, from 1977 to 1995, Mr. Bell was founder and owner of Shred-Tech Limited a global manufacturer and supplier of industrial shredders and mobile document shredders. Mr. Bell served as interim CEO and director of ATS Automation Tooling Systems (TSX-ATA) in 2007. Mr. Bell is a director of BSM Wireless (TSX-GPS), Strongco Corporation (TSX-SQP), and the Royal Canadian Mint (TSX-MNT). Mr. Bell is National secretary and board member of The Crohns and Colitis Foundation of Canada. Mr. Bell is past Chairman of Waterloo Regional Police, Cambridge Memorial Hospital, Canada’s Technology Triangle accelerator network and The Region of Waterloo prosperity counsel. Mr. Bell is a graduate of Western University Ivey School of Business, a Fellow of the institute of Chartered Accountants of Ontario, a graduate of the Institute of Directors Program of Canada and the owner’s president program at Harvard and International marketing program at Oxford. Mr. Bell’s financial and executive business experience qualifies him to serve on our board of directors.

Robert J. Toth, Jr. has served as a director of the Company since August 2013. Since 2005, Mr. Toth has primarily been managing his personal investment portfolio. From 2004-2005, Mr. Toth served as a consulting analyst to Narragansett Asset Management, a New York-based healthcare-focused hedge fund, where he advised the firm on biotechnology investments. From 2001-2003, he was the Senior Portfolio Manager for San Francisco-based EGM Capital’s Medical Technology hedge fund, where he was responsible for managing and maintaining a dedicated medical technology portfolio. Mr. Toth began his Wall Street career in 1996 as an Equity Research Associate for Vector Securities International, a healthcare-focused brokerage firm. From 1997–1999 he served as Senior Biotechnology Analyst. He joined Prudential Securities as Senior Vice President and Biotechnology Analyst where he served from 1999-2001 following Prudential’s acquisition of Vector. His responsibilities included the analysis of commercial, clinical and scientific fundamentals of oncology- and genomics-based biotechnology companies on behalf of institutional investors. Mr. Toth was named to the Wall Street Journal’s Allstar List for stock picking in 1999. Mr. Toth received an MBA from the University of Washington and Bachelor of Science degrees in Biological Sciences and Biochemistry from California Polytechnic State University, San Luis Obispo. Mr. Toth’s financial and biotechnology industry knowledge and experience quality him to serve on the Company’s board of directors.

The Company’s directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

The Company’s executive officers are not full-time employees, but are engaged by us on an independent contractor or contract-employment basis. Mr. Bacha and Mr. Praill each devote 100% of their business time to us, and Dr. Brown devotes approximately 80% of his business time to us. See “Executive Compensation”.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Since Lisa Guise's resignation, these roles have been combined with Mr. Bacha serving as Chief Executive Officer and Chairman.

Our Board of Directors is primarily responsible for overseeing our risk management processes on behalf of the Company. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by the Company are consistent with the board’s appetite for risk. While the board oversees the Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.
any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.
being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

The Board has formed an audit committee, which currently consists of John K. Bell, Chair, and Rob Toth. The Board intends to expand the audit committee at such time as the Board has additional independent members. Currently, the Board does not have any standing nominating or compensation committees, or committees performing similar functions. The functions customarily performed by such committees have been performed by the Company’s Board of Directors.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. These roles are currently combined, with Mr. Bacha serving as Chief Executive Officer and Chairman.

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2013 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except as set forth below.

Jeffrey Bacha and Dennis Brown filed late Form 3’s.

Jeffrey Bacha, John Bell and William Garner each filed one late Form 4. Mr. Garner’s late Form 4 filing included one transaction not reported on a timely basis. Mr. Bacha’s late Form 4 filing included one transaction not reported on a timely basis. Mr. Bell’s late Form 4 filing included one transaction not reported on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

During its last two fiscal years, Berry did not pay any compensation to its officers or directors.

The following table sets forth all compensation paid in respect of the Company’s principal executive officers and those individuals who received compensation in excess of $100,000 per year for 2013 and 2012. No other officer of the Company received compensation in excess of $100,000 for 2013 and 2012.

Name and Principal Position	Year	Salary (US$)	Option Awards (US$)		Total (US$)
Jeffrey Bacha CEO	2013	139,871	199,850	(2)	339,721
	2012	144,072	45,832	(1)	189,904
Dennis Brown Chief Scientific Officer	2013	120,000	199,850	(2)	319,850
	2012	120,000	45,832	(1)	165,832
Scott Praill, Chief Financial Officer	2013	136,399	199,850	(3)	336,249

(1) Represents the grant date fair value of 150,000 options with an exercise price of Cdn $0.50 issued on February 1, 2012. The options vested over a 12 month period and expire 10 years from the date of grant. Please see Note 8 to the financial statements on page F-25.
(2) Represents the grant date fair value of 350,000 options with an exercise price of $1.05 issued on August 15, 2013. The options vested over a 12 month period and expire 10 years from the date of grant. Please see Note 8 to the financial statements on page F-25.
(3) Represents the grant date fair value of 350,000 options with an exercise price of $1.05 issued on August 15, 2013. The options vested over a 36 month period and expire 10 years from the date of grant. Please see Note 8 to the financial statements on page F-25.

Pursuant to consulting agreements dated August 1, 2011 with certain of DelMar (BC)’s officers and directors at that time, DelMar (BC) agreed to compensate its officers and directors for services rendered to it, in the amount of an aggregate of Cdn $27,000 ($12,000 for Mr. Bacha, $10,000 for Dr. Brown, and $5,000 for Dr. Garner) per month commencing August 1, 2011 and ending December 31, 2012. Under the consulting agreements, DelMar (BC) and the respective officer or director mutually agreed that a portion of the compensation payable under the respective agreement for the year ended December 31, 2011 shall be deemed to have been invested in the unit offering of DelMar (BC) completed on October 3, 2011.

The consulting agreements between DelMar (BC) and each of the three executive officers and directors expired on December 31, 2012. We have continued to compensate Mr. Bacha, Dr. Brown, and Dr. Garner to December 31, 2013 at the rates set forth in their respective consulting agreements, and Mr. Bacha, Dr. Brown and Dr. Garner have continued to provide services to us as Chief Executive Officer, Chief Scientific Officer, and director, respectively. Mr. Bacha devotes 100% of his business time to us and Dr. Brown devotes approximately 80% of his business time to us. The expired consulting agreements between DelMar (BC) and Mr. Bacha and Dr. Brown, respectively, did not specify the amount of time Mr. Bacha and Dr. Brown were required to devote to us, but did require that Mr. Bacha and Dr. Brown each provide us with the full benefit of their respective knowledge, expertise and ingenuity, and prohibited Mr. Bacha and Dr. Brown from engaging in any business, enterprise or activity contrary to or that would detract from our business.

Under two of these agreements for the year ended December 31, 2012, the directors elected to receive a portion of their aggregate compensation in the form of units. During the year ended December 31, 2012 DelMar (BC) issued 360,000 units for a total amount of Cdn $180,000. The units issued relate to an amount of Cdn $15,000 per month from January to December 2012 inclusive.

The Company anticipates entering into employment agreement with Mr. Bacha and Dr. Brown in the near future.

We entered into a consulting agreement, dated February 1, 2013, with Scott Praill, our Chief Financial Officer. Pursuant to the consulting agreement, we agreed to pay Mr. Praill a fee of Cdn $10,000 per month and a one-time start-up fee of Cdn $30,000 for services rendered to date. The consulting agreement did not specify the amount of time Mr. Praill is required to devote to us, but did require that Mr. Praill provide us with the full benefit of his knowledge, expertise and ingenuity, and prohibited Mr. Praill from engaging in any business, enterprise or activity contrary to or that would detract from our business. The consulting agreement expired on December 31, 2013. Mr. Praill devotes 100% of his business time to us. To date, the consulting agreement has not been renewed but we continue to compensate Mr. Praill under the terms of the original agreement and Mr. Praill continues to serve as our Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

Berry had no outstanding equity awards or equity compensation plan as of December 31, 2012. Effective as of the closing of the Reverse Acquisition on January 25, 2013, outstanding options to purchase 1,020,000 common shares of DelMar (BC) were deemed to be amended such that, rather than entitling the holder to acquire common shares of DelMar (BC), such options will entitle the holders to acquire shares of the Company. Of these options, 120,000 were cancelled during the year ended December 31, 2013.

During the year ended December 31, 2013 the Company granted an additional 2,340,000 stock options.

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2013.

	Option awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (US$)	Option expiration date
Jeffrey Bacha(1)	150,000	-	-	0.47	2/1/2022
	132,222	217,778	-	1.05	8/15/2023
Dennis Brown (1)	150,000	-	-	0.47	2/1/2022
	132,222	217,778	-	1.05	8/15/2023
Scott Praill (1)	31,944	18,056	-	0.47	2/1/2022
	44,074	305,926	-	1.05	8/15/2023

(1)	Actual exercise price is Cdn $0.50. Price disclosed is U.S. dollar equivalent as of December 31, 2012. Options were granted on February 1, 2012 and expire on February 1, 2022.

Director Compensation

The following table sets forth director compensation for the year ended December 31, 2013 (excluding compensation to the Company’s executive officers set forth in the summary compensation table above) paid by the Company (excluding any compensation included in the summary compensation table above).

	Fees				Nonqualified
	Earned
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($) (1)	($)	($)	($)	($)
William Garner	58,280	-	68,520	-	-	-	126,800
John K. Bell	33,000	-	68,520	-	-	-	101,520
Robert J. Toth, Jr.	11,333	-	68,520	-	-	-	79,853

(1)
Represents the grant date fair value of 120,000 options with an exercise price of $1.05 issued on August 15, 2013. The options vested over a 12 month period and expire 10 years from the date of grant. Please see Note 8 to the financial statements on page F-25.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 7, 2014, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)
Directors and Officers:
Jeffrey Bacha	6,899,083	(3)	22.0%
Dennis Brown	3,942,542	(4)	15.5%
William Garner	280,000	(5)	1.1%
John K. Bell	239,000	(6)	1.0%
Scott Praill	500,000	(11)	2.0%
Robert J. Toth, Jr.	138,500	(17)	*
All officers and directors as a group	11,999,125		41.6%
Beneficial owners of more than 5%:
Valent Technologies LLC	2,150,000	(12)	8.8%
Howard K. Fuguet (13)	2,500,000	(7)	1023%
Donald G. Bahout (14)	2,085,000	(8)	8.5%
Robert M. Newsome (15)	1,250,000	(9)	5.1%
Raymond L. Vollintine (16)	2,031,000	(10)	8.3%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o DelMar Pharmaceuticals, Inc., Suite 720 - 999 West Broadway, Vancouver, British Columbia, Canada V5Z 1K5.
(2)
Applicable percentage ownership is based on 24,432,549 shares of common stock outstanding as of March 7, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of March 7, 2014 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 7, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 6,367,083 shares issuable upon exchange of Exchangeable Shares (including 3,553,541 shares held in trust), and 500,000 shares issuable upon exercise of options.
(4)	Includes 1,650,000 shares held by Valent, 500,000 shares issuable upon exercise of warrants held by Valent, and 500,000 shares issuable upon exercise of options.
(5)	Includes 270,000 shares issuable upon exercise of options. Does not include 2,518,541 shares issuable upon exchange of Exchangeable Shares held for Mr. Garner in trust by Mr. Bacha.
(6)	Includes 100,000 shares issuable upon exchange of Exchangeable Shares held by Onbelay Capital, Inc., 10,000 shares owned by Onbelay Capital, Inc., and 120,000 shares issuable upon exercise of options.
(7)	Includes 1,250,000 shares issuable upon exercise of warrants.
(8)	Includes 1,042,500 shares issuable upon exercise of warrants.
(9)	Includes 625,000 shares issuable upon exercise of warrants.
(10)
Includes 515,500 shares held by RL Vollintine Construction Inc. and 1,015,500 shares issuable upon exercise of warrants (including 515,500 shares issuable upon exercise of warrants held by RL Vollintone Inc.

(11)	Includes 100,000 shares issuable upon exchange of Exchangeable Shares and 400,000 shares issuable upon exercise of options.
(12)	Includes 500,000 shares issuable upon exercise of warrants. Valent is owned by Dennis Brown, the Company’s Chief Scientific Officer.
(13)	The address of the shareholder is Ropes & Gray LLP, 800 Boylston Street, Boston MA, 02199-3600.
(14)	The address of the shareholder is 1059 Grand Heron Crt. West, Mobile, AL 36693.
(15)	The address of the shareholder is 107 Mockingbird Lane, Fairhope AL, 36532.
(16)	The address of the shareholder is 1621 E. Georgia St., Springfield, IL 62703.
(17)	Includes 120,000 shares issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On September 12, 2010, DelMar (BC) entered into a Patent Assignment Agreement (the “Assignment”) with Valent Technologies LLC pursuant to which Valent assigned to DelMar (BC) its rights to patent applications and the prototype drug product related to VAL-083. In accordance with the Assignment the consideration paid by DelMar (BC) was $250,000 to acquire the prototype drug product. In accordance with the terms of the Assignment, Valent is entitled to receive a future royalty (in the single digits) on certain revenues derived from the development and commercialization of VAL-083. In the event that DelMar (BC) terminates the agreement, DelMar (BC) may be entitled to receive royalties from Valent’s subsequent development of VAL-083 depending on the development milestones DelMar (BC) has achieved prior to the termination of the Assignment. The Assignment has a term (on a country-by-country basis), of the later of ten years or until patent rights covered by the Assignment no longer exist, subject to earlier termination in the event DelMar (BC) breaches its payment obligations and fails to remedy such breach within 60 days, or if either party materially beaches any of its obligations and does not cure such breach within 30 days after receipt of notice thereof.

On January 25, 2013, the Company issued to Valent 1,150,000 shares of common stock, in exchange for Valent agreeing to reduce certain royalties payable to it under the Assignment.

Pursuant to a loan agreement dated February 3, 2011, between DelMar (BC) and Valent, Valent loaned DelMar $250,000 for the purchase of the prototype drug product under the Assignment. The loan is unsecured, bears interest at 3% per year, and is payable on demand. At December 31, 2013 the loan balance, including accrued interest, was $272,372.

In addition, under the terms of the Assignment, DelMar issued to Valent warrants to acquire 500,000 common shares at an exercise price of Cdn $0.50 per upon the completion of the financing transaction that closed in February 2012.

On April 30, 2012, DelMar (BC) issued 500,000 common shares in partial settlement of accounts payable in the amount of Cdn $250,000 (U.S. $253,050) owed to Valent.

Valent, which is owned by Dr. Dennis Brown, our Chief Scientific Officer, leases facilities in California and we have access to such facilities pursuant to an informal unwritten arrangement with Valent.

For additional information see note 9 to the financial statements.

Director Independence

William J. Garner, John K. Bell and Robert J. Toth, Jr. are independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees for professional services rendered by Pricewaterhouse Coopers LLP (“Pricewaterhouse”), our registered independent public accounting firm for the year ended December 31, 2013:

Description of services
Audit fees	$145,000
Audit-related fees	$123,000
Tax fees	$ Nil
All other fees	$ Nil

Audit fees. Audit fees represent fees for professional services performed by Pricewaterhouse for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by Pricewaterhouse that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. Pricewaterhouse did not perform any tax compliance services.

All other fees. Pricewaterhouse did not receive any other audit fees for 2013.

The aggregate fees billed to Berry for Berry’s fiscal years ended June 30, 2013 and 2012, by John

Kinross-Kennedy, CPA, Berry’s registered independent public accounting firm, were as follows:

	Fiscal Year Ended
	June 30, 2013	June 30, 2012

Audit	2,500	$2,000
Audit – related fees	Nil	Nil
Tax fees	500	500
All other fees	Nil	Nil

ITEM 15. EXHIBITS

Exhibit Number	Description
2.1	Exchange Agreement, dated January 25, 2013, among the Company, Exchangeco, Callco, DelMar (BC) and securityholders of DelMar (BC) (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Articles of Merger of the Company (3)
3.3	Certificate of Designation of Special Voting Preferred Stock of the Company (3)
3.4	Bylaws of the Company (2)
3.5	Amendment to Bylaws of the Company (4)
10.1	Intercompany Funding Agreement, dated January 25, 2013, between the Company and Exchangeco (1)
10.2	Support Agreement, dated January 25, 2013, among the Company, Exchangeco and Callco (1)
10.3	Voting and Exchange Trust Agreement, dated January 25, 2013, among the Company, Callco, Exchangeco, and the Trustee (1)
10.4	Form of Subscription Agreement (1)
10.5	Form of Registration Rights Agreement (1)
10.6	Form of Investor Warrant (1)
10.7	Form of Dividend Warrant (1)
10.8 †	Memorandum of Understanding and Collaboration Agreement between Guangxi Wuzhou Pharmaceutical (Group) Co. Ltd. and DelMar (BC) (1)
10.9 †	Patent Assignment Agreement, dated September 12, 2010, between DelMar (BC) and Valent (5)
10.10	Amendment, dated January 21, 2013, to Patent Assignment Agreement, dated September 12, 2010, between DelMar (BC) and Valent (5)
10.11	Loan Agreement, dated February 3, 2011, between DelMar (BC) and Valent (5)
10.12	Consulting Agreement, dated August 1, 2011, between DelMar (BC) and Jeffrey Bacha (5)
10.13	Consulting Agreement, dated August 1, 2011, between DelMar (BC) and Dennis Brown (5)
10.14	Consulting Agreement, dated August 1, 2011, between DelMar (BC) and William Garner (5)
10.15	Consulting Agreement, dated February 1, 2013, between DelMar (BC) and Scott Praill (5)
16	Letter from John Kinross-Kennedy (1)
21	Subsidiaries (6)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1) Filed as exhibit to 8-K filed on January 31, 2013 and incorporated herein by reference.
(2) Filed as an exhibit to S-1 filed August 17, 2010 and incorporated herein by reference.
(3) Filed as an exhibit to 8-K filed January 23, 2013 and incorporated herein by reference.
(4) Filed as an exhibit to 8-K filed February 14, 2013 and incorporated herein by reference.
(5) Filed as exhibit to 8-K/A filed on March 14, 2103 and incorporated herein by reference.
(6) Filed as exhibit to S-1 filed with the SEC on June 14, 2013 and incorporated herein by reference.

† Confidential treatment was requested and granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DELMAR PHARMACEUTICALS, INC.

Dated: March 10, 2014	By:	/s/ Jeffrey Bacha
Name: Jeffrey Bacha
Title: Chief Executive Officer (principal executive officer)

Dated: March 10, 2014	By:	/s/ Scott Praill
Name: Scott Praill
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey Bacha	Chief Executive Officer, Chairman	March 10, 2014
Jeffrey Bacha	(principal executive officer)

/s/ Scott Praill	Chief Financial Officer	March 10, 2014
Scott Praill	(principal financial and accounting officer)

/s/ Dennis Brown	Director	March 10, 2014
Dennis Brown

/s/ William Garner	Director	March 10, 2014
William Garner

/s/ John K. Bell	Director	March 10, 2014
John K. Bell

/s/ Robert J. Toth, Jr.	Director	March 10, 2014
Robert J. Toth