Form 10-Q
period 2014-03-31
DelMar Pharmaceuticals, Inc.
filed 2014-05-15
CIK 1498382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 25,295,549 shares of common stock are issued and outstanding as of May 14, 2014.

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)

Consolidated Condensed Interim Financial Statements (Unaudited)
For the three months ended March 31, 2014
(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Condensed Interim Balance Sheets
(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	March 31, 2014 $	December 31, 2013 $

Assets

Current assets
Cash and cash equivalents		3,474,150	4,136,803
Taxes and other receivables		10,419	11,062
Prepaid expenses		269,584	170,883

		3,754,153	4,318,748

Liabilities

Current liabilities
Accounts payable and accrued liabilities		404,413	140,457
Related party payables	3	35,798	109,030

		440,211	249,487

Loan payable to Valent		274,387	272,372

Stock option liability	5	241,863	212,561

Derivative liability	4	5,857,991	4,402,306

		6,814,452	5,136,726

Stockholders’ Deficiency

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
1 share outstanding at March 31, 2014
(December 31, 2013 - 1)	5	-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value
Issued 32,082,132 at March 31 2014 (December 31, 2013 - 31,534,819)	5	32,082	31,535

Additional paid-in capital	5	9,748,010	8,791,715

Warrants	5	6,201,544	6,202,100

Deficit accumulated during the development stage		(19,063,113)	(15,864,506)

Accumulated other comprehensive income		21,178	21,178

		(3,060,299)	(817,978)

		3,754,153	4,318,748

Going concern and nature of operations (note 1)

Subsequent events (note 7)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Condensed Interim Statement of Loss and Comprehensive Loss
(Unaudited)

(expressed in US dollars unless otherwise noted)

		Three months ended March 31,		Period from April 6, 2010 (inception) to March 31,
	Notes	2014 $	2013 $	2014 $

Expenses
Research and development		618,869	631,947	5,604,809
General and administrative		966,923	920,377	6,383,235

		1,585,792	1,552,324	11,988,044

Other loss (income)
Change in fair value of derivative liability	4	1,599,349	2,543,574	(43,204)
Issuance of shares to Valent for future royalty reduction		-	598,000	598,000
Derivative issue costs		-	2,713,220	2,737,962
Foreign exchange loss (gain)		11,947	(3,754)	14,125
Interest expense		2,015	1,955	39,489
Interest income		(496)	-	(2,987)

		1,612,815	5,852,995	3,343,385

Net loss for the period		3,198,607	7,405,319	15,331,429

Basic and diluted loss per share		(0.10)	(0.30)	-

Weighted average number of shares		31,659,791	24,316,325	-

Comprehensive loss
Net loss		3,198,607	7,405,319	15,331,429

Other comprehensive income
Translation to US dollar presentation currency		-	-	(21,178)

Comprehensive loss		3,198,607	7,405,319	15,310,251

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Consolidated Condensed Interim Statement of Cash Flows
(Unaudited)

(expressed in US dollars unless otherwise noted)

	Three months ended March 31,		Period from April 6, 2010 (inception) to March 31,
	2014 $	2013 $	2014 $

Cash flows from operating activities
Loss for the period	(3,198,607)	(7,405,319)	(15,331,429)
Items not affecting cash
Accrued interest	2,015	1,955	24,387
Change in fair value of derivative liability	1,599,349	2,543,574	(43,204)
Shares issued to Valent for future royalty reduction	-	598,000	598,000
Non-cash derivative issue costs	-	2,201,008	2,201,008
Units issued for services	-	-	275,284
Warrants issued for patents	-	-	89,432
Warrants issued for services	-	-	173,399
Share-based compensation	620,074	272,902	4,024,311
Prototype drug product	-	-	250,000

	(977,169)	(1,787,880)	(7,738,812)
Changes in non-cash working capital
Taxes and other receivables	643	(31,395)	(10,419)
Prepaid expenses	(98,701)	(54,752)	(269,584)
Accounts payable and accrued liabilities	263,956	(98,722)	631,331
Related party payables	(73,232)	(151,718)	35,798

	92,666	(336,587)	387,126

	(884,503)	(2,124,467)	(7,351,686)
Cash flows from financing activities
Net proceeds from the exercise of warrants	221,850	-	221,850
Net proceeds from the issuance of units	-	9,639,520	10,501,916
Net proceeds from the issuance of common shares	-	-	102,070

	221,850	9,639,520	10,825,836

Increase in cash and cash equivalents	(662,653)	7,515,053	3,474,150
Cash and cash equivalents - beginning of period	4,136,803	17,782	-

Cash and cash equivalents - end of period	3,474,150	7,532,835	3,474,150

Supplementary information
Issuance of shares for the settlement of accounts payable	-	-	253,050
Issuance of units for the settlement of accounts payable	-	-	23,785
Non-cash share issuance costs	-	6,288,594	6,302,889
Settlement of accounts payable with a loan payable	-	-	250,000
Cashless exercise of Placement Agent Warrants	-	-	239,600
Exercise of CDN $0.50 Warrants for no additional consideration (note 4)	17,600	-	259,315
Deferred costs	-	90,771	-

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2014

(expressed in US dollars unless otherwise noted)

1	Going concern and nature of operations

Going concern

For the three months ended March 31, 2014, the Company reported a loss of $3,198,607 and an accumulated deficit of $19,063,113 at that date. As at March 31, 2014 the Company had cash and cash equivalents on hand of $3,474,150. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due. The expenses to be incurred in developing and pursuing our Company’s business plan have a large degree of uncertainty.  In addition, the Company has not begun to commercialize or generate revenues from any product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. Accordingly, the Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915-10. We believe, based on our current estimates and plans that we have enough cash to fund our operations for the next 9 to 12 months. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements. Nevertheless, there is no assurance that these initiatives will be successful.

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

Nature of operations

DelMar Pharmaceuticals, Inc. (the “Company”) is a Nevada corporation formed on June 24, 2009 under the name Berry Only Inc.  On January 25, 2013 the Company acquired (either directly or indirectly) (the “Reverse Acquisition”) all of the issued and outstanding shares of DelMar Pharmaceuticals (BC) Ltd. (“DelMar BC”). Prior to the Reverse Acquisition, Berry did not have any significant assets or operations.  DelMar Pharmaceuticals, Inc. is the parent company of DelMar (BC), a British Columbia, Canada corporation incorporated on April 6, 2010, which is a development stage company with a focus on the development of drugs for the treatment of cancer.  It is also the parent company to 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”). Callco and Exchangeco were formed to facilitate the Reverse Acquisition.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2014

(expressed in US dollars unless otherwise noted)

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

The Company is a development stage company focused on the discovery and development of new medicines with the potential to treat cancer patients who have failed modern targeted or biologic therapy. The Company has initiated a clinical trial with its lead drug candidate VAL-083 for the treatment of refractory glioblastoma multiforme (“GBM”). The Phase I/II study is an open-label, single arm dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics and anti-tumor activity of VAL-083 in patients with histologically confirmed initial diagnosis of primary WHO Grade IV malignant glioma, now recurrent. Patients with prior low-grade glioma or anaplastic glioma are eligible if histologic assessment demonstrates transformation to GBM.

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

In the quarter ended March 31, 2013, the Company’s functional currency changed from Canadian dollars to United States dollars as a result of various objective factors. Therefore translation of goods and services in a foreign currency are re-measured to the functional currency of the Company with gains and losses on re-measurement recorded in the consolidated condensed interim statement of loss. Any gains and losses that were previously recorded in accumulated other comprehensive income are unchanged from the date of the change of functional currency which was January 1, 2013.

The accompanying consolidated condensed interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, DelMar BC, Callco, and Exchangeco. All intercompany balances and transactions have been eliminated.

The principal accounting policies applied in the preparation of these financial statements are set out below and have been consistently applied to all periods presented.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2014

(expressed in US dollars unless otherwise noted)

Unaudited interim financial data

The accompanying unaudited March 31, 2014 consolidated condensed interim balance sheets, the consolidated condensed interim statements of loss and comprehensive loss for the three months ended March 31, 2014 and 2013, and consolidated condensed cash flows for the three months ended March 31, 2014 and 2013, and the related interim information contained within the notes to the consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated condensed interim financial statements should read in conjunction with the annual financial statements of the Company as at December 31, 2013 filed in our Form 10-K filed with the Securities and Exchange Commission on March 10, 2014. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position at March 31, 2014 and results of its operations for the three months ended March 31, 2014 and 2013, and its cash flows for the three months ended March 31, 2014 and 2013. The results for three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other future annual or interim period.

Use of estimates

The preparation of consolidated condensed interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as at the end or during the reporting period.  Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the derivative liability and the valuation of equity instruments issued for services.  There have been no changes to the methodology used in determining these estimates from the year ended December 31, 2013.

Loss per share

Loss per share is calculated based on the weighted average number of common shares outstanding.  For the three month periods ended March 31, 2014 and March 31, 2013 respectively, diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants and stock options are anti-dilutive.  At March 31, 2014, potential common shares of 22,392,696 (March 31, 2013 – 24,985,009) relating to warrants and 3,240,000 (March 31, 2013 - 1,020,000) relating to stock options were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2014

(expressed in US dollars unless otherwise noted)

Recent accounting pronouncements

The Company reviews new accounting standards as issued.

The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2014 through the date these financial statements were issued.

3	Related party transactions

During the three months ended March 31, 2014

Pursuant to consulting agreements with the Company’s officers the Company pays a total of $32,000 per month in cash compensation to its officers. Pursuant to these agreements the Company recognized a total of $96,000 in compensation expense for the three months ended March 31, 2014.

Included in accounts payable at March 31, 2014 is an aggregate amount owing of $35,798 (December 31, 2013 - $74,754) to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

The Company paid $24,000 in directors’ fees during the three months ended March 31, 2014.

During the three months ended March 31, 2013

Pursuant to consulting agreements with the Company’s officers and directors the Company pays a total of $36,784 per month to its officers and directors. Pursuant to these agreements the Company recognized a total of $110,352 in compensation expense for the three months ended March 31, 2013.

On January 25, 2013, in connection with the Reverse Acquisition (note 1), Valent was issued 1,150,000 shares of common stock of the Company in exchange for Valent agreeing to the reduction of certain future royalties payable to Valent under its Assignment Agreement with the Company. As a result of the share issuance the Company has recognized an expense of $598,000 for the three months ended March 31, 2013.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2014

(expressed in US dollars unless otherwise noted)

4	Derivative liability

The Company has issued stock purchase warrants. Based on the terms of certain of these warrants the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value each reporting period with the changes in fair value recorded in the consolidated condensed statement of loss and comprehensive loss.

CDN $0.50 Unit Warrants

During the three months ended March 31, 2014, 20,000 warrants were exercised for no additional consideration for 20,000 shares of common stock.  As a result, $17,600 of the derivative liability has been reclassified to equity.  The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

The remaining 2,169,000 warrants expired on January 25, 2014.  As of March 31, 2014 there are no CDN $0.50 unit warrants outstanding.

Investor Warrants

During the three months ended March 31, 2014, 277,313 warrants were exercised for 277,313 shares of common stock.  The Company received proceeds of $221,850 from the exercise.  As a result, $126,064 of the derivative liability has been reclassified to equity.  The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

The remaining 12,847,689 Investor Warrants issued with the units have been re-valued at March 31, 2014 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 78%, risk free rate - 1.44% and a term of approximately four years.

Dividend Warrants

The Dividend Warrants have been measured at fair value at March 31, 2014 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 78%, risk free rate - 1.44% and a term of approximately four years.

Warrants issued for services

The Company has issued 300,000 warrants for services.  The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years.  The warrants have been measured at March 31, 2014 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility -81%, risk free rate - 1.62% and a term of approximately 4.5 years.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2014

(expressed in US dollars unless otherwise noted)

The Company’s derivative liability is summarized as follows:

	March 31, 2014 $	December 31, 2013 $

Opening balance	4,402,306	121,000

Issuance of units	-	3,681,372
Dividend Warrant liability acquired on reverse acquisition	-	2,041,680
Warrants issued for services	-	124,020
Change in fair value of unexercised warrants	1,599,349	(1,324,051)
Reclassification to equity upon exercise of warrants	(143,664)	(241,715)

Closing balance	5,857,991	4,402,306

5	Stockholders’ deficiency

Preferred stock

Authorized
5,000,000 preferred shares, $0.001 par value

Issued and outstanding at March 31, 2014 - 1 (December 31, 2013 - 1)

Common stock

Authorized
200,000,000 common shares, $0.001 par value

Issued and outstanding at March 31, 2014 – 32,082,132 (December 31, 2013 – 31,534,819).

The issued and outstanding common shares at March 31, 2014 include 7,169,583 shares of common stock on an as-exchanged basis with respect to the shares of Exchangeco that can be exchanged for shares of common stock of the Company.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2014

(expressed in US dollars unless otherwise noted)

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants

Balance – December 31, 2013	31,534,819	31,535	8,791,715	6,202,100

Exercise of Investor Warrants	277,313	277	221,573	-
Exercise of CDN $0.50 unit warrants	20,000	20	17,580	-
Shares issued for services (a)	250,000	250	314,750	-
Reclassification of derivative liability to equity on exercise of warrants	-	-	126,064	-
Expiry of broker warrants	-	-	556	(556)
Stock-based compensation	-	-	275,772	-

Balance – March 31, 2014	32,082,132	32,082	9,748,010	6,201,544

a)	Shares issued for services

During the quarter ended March 31, 2014 the Company issued 250,000 shares of common stock for services rendered to the Company.  The shares issued for services have been valued using the closing price of the Company’s common stock on the day the shares for services were issued.  A total of $315,000 in general and administrative expense has been recognized for these shares for the three months ended March 31, 2014.

The total share-based payment expense of $620,074 (2013 - $272,902), including stock option expense of $305,074 (2013 - $204,345), has been recognized for the three months ended March 31, 2014.  This total expense has been recognized as to $171,947 and $448,127 for research and development, and general and administrative respectively for the three months ended March 31, 2014.  The prior period expense of $272,902 has been recognized as to $152,480 and $120,422 for research and development, and general and administrative respectively for the three months ended March 31, 2013.

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2014

(expressed in US dollars unless otherwise noted)

Stock Options

The following table sets forth the options outstanding:

	Number of stock options outstanding	Weighted average exercise price $

Balance – March 31, 2014 and December 31, 2013	3,240,000	0.96

The following table summarizes stock options currently outstanding and exercisable at March 31, 2014:

Exercise price $	Number outstanding at March 31, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number exercisable at March 31, 2014	Exercise price $

0.45	900,000	7.83	0.45	763,833	0.45
1.05	2,040,000	9.37	1.05	970,963	1.05
1.54	180,000	9.00	1.54	180,000	1.54
2.30	120,000	9.17	2.30	100,000	2.30
	3,240,000		0.96	2,014,796	0.93

Included in the number of stock options outstanding are 900,000 stock options granted at an exercise price of CDN $0.50.  The exercise prices shown in the above table have been converted to $0.45 USD using the period ending closing exchange rate.   Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options have been re-valued using a Black-Scholes pricing model using the following assumptions:

March 31, 2014

Dividend rate	0%
Volatility	72.8% to 75.5%
Risk-free rate	1.25%
Term - years	0.83 to 2.38

The Company has recognized the following amounts as stock-based compensation expense for the periods noted:

	Three months ended March 31,

	2014 $	2013 $

Research and development	171,947	152,480
General and administrative	133,127	51,865

	305,074	204,345

DelMar Pharmaceuticals, Inc.
(a development stage company)
Notes to Consolidated Condensed Interim Financial Statements
(Unaudited)
March 31, 2014

(expressed in US dollars unless otherwise noted)

During the quarter ended March 31, 2013 the Company’s functional currency changed from $CDN to $USD. As a result, certain stock options previously granted by the Company are now recognized as a long-term liability. Of the total stock option expense of $305,074 (2013 - $204,345), $275,772 (2013 - $20,846) has been recognized as additional paid in capital and $29,302 (2013 - $183,499) has been recognized as a stock option liability.

The aggregate intrinsic value of stock options outstanding at March 31, 2014 was $1,008,330 (2013 - $1,181,007) and the aggregate intrinsic value of stock options exercisable at March 31, 2014 was $734,111 (2013 - $764,760). As of March 31, 2014 there was $273,996 in unrecognized compensation expense that will be recognized over the next 2.4 years. No stock options granted under the Plan have been exercised to March 31, 2014.  Upon the exercise of stock options new shares will be issued.

A summary of status of the Company’s unvested stock options under all plans is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at December 31, 2013	1,679,371	1.08	0.59
Vested	(454,167)	1.09	0.60

Unvested at March 31, 2014	1,225,204	1.07	0.59

 Certain of the Company’s warrants have been recognized as a derivative liability (note 5). The following table summarizes all of the Company’s outstanding warrants as of March 31, 2014:

Description	Number

Balance – December 31, 2013	24,864,009
CDN $0.50 unit warrants (i)	(2,189,000)
Broker warrants(ii)	(5,000)
Investor warrants (iii)	(277,313)

Balance - March 31, 2014	22,392,696

i)	Of the balance of 2,189,000 outstanding at December 31, 2013, 20,000 were exercised for no additional consideration and 2,169,000 expired on January 25, 2014.

ii)
Broker warrants with an exercise price of CDN $0.50 expired on March 1, 2014.  The fair value of the warrants of $556 has been reclassified from warrants to additional paid in capital at March 31, 2014.

iii)	During the three months ended March 31, 2014, 277,313 warrants were exercised for 277,313 shares of common stock. The Company received proceeds of $221,850 from the exercise.

6	Financial instruments

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

The Company has the following liabilities under the fair value hierarchy:

			March 31, 2014

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	5,857,991

			December 31, 2013

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	4,402,306

7	Subsequent events

Warrant exercises

Subsequent to March 31, 2014, the Company issued 8,000 shares of common stock pursuant to the exercise of warrants.  The warrants were exercised at CDN $0.50 per warrant for proceeds of CDN $4,000.

Share issuance

Subsequent to March 31, 2014, the Company issued 250,000 shares of common stock for services to an unrelated company.

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

You should review the factors and risks we describe under “Risk Factors” in our report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 10, 2014. Actual results may differ materially from any forward-looking statement.

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

Pursuant the Reverse Acquisition, the Company acquired (either directly or indirectly (through Exchangeco)) all of the issued and outstanding shares of DelMar (BC) on January 25, 2013. As a result of the shareholders of DelMar (BC) having a controlling interest in the Company subsequent to the Reverse Acquisition, for accounting purposes the transaction is a capital transaction with DelMar (BC) being the accounting acquirer even though the legal acquirer is Berry. Therefore, the historic financial statements of DelMar (BC) are presented as the comparative balances for the periods prior to the Reverse Acquisition.

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

Going Concern

For the three months ended March 31, 2014, the Company reported a net loss of $3,198,607 and an accumulated deficit of $19,063,113 at that date. As at March 31, 2014, the Company has cash and cash equivalents of $3,474,150 and a working capital balance of $3,313,942. The Company does not have the prospect of achieving any significant revenues in the immediate near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a large degree of uncertainty as to the expenses the Company will incur in developing and pursuing its business plan. In addition, the Company has not begun to generate revenues from any product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. Accordingly, the Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915-10. We believe, based on our current estimates and plans we expect to have enough cash to fund our operations for the next 9 to 12 months. Management plans to secure the necessary financing through the issuance of new equity and/or the entering into of strategic partnership arrangements. Nevertheless, there is no assurance that these initiatives will be successful.

The Company’s financial statements have been prepared on a going concern basis which assumes that the Company will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

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

We have presented interim data from our clinical trials at peer-reviewed scientific meetings including the Society for NeuroOncology annual meeting (“SNO” – November, 2012), the American Association of Cancer Research (“AACR” – April 2013), the American Society for Clinical Oncology (“ASCO” – June 2013), the World Federation of NeuroOncology (“WFNO” – November, 2013) and AACR in April 2014. In summary, our interim clinical data support that VAL-083 at doses tested to date indicate that:

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

A summary of our completed and proposed dose escalation scheme, as revised, is as follows:

Dose Escalation Scheme (mg/m2)
Original	Revised	Patients Treated		Status
1.5	1.5	3		Completed – No dose limiting toxicity, or “DLT”
3.0	3.0	4	*	Completed – No DLT
5.0	5.0	10	*	Completed – No DLT
10.0	10.0	3		Completed – No DLT
15.0
20.0	20.0	3		Completed – No DLT
25.0
30.0	30.0	3		Completed – No DLT
n.a	40.0	3 (planned)		Initiated May 2014
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

In November 2013, we presented non-clinical data which supports the potential utility of VAL-083 in the context of modern lung cancer therapy at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Annual Meeting. In April 2014, we presented additional data at the AACR Annual Meeting demonstrating that VAL-083 may exhibit superior efficacy against NSCLC cell lines versus standard of care in an established murine (mouse) xenograft model.

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

In addition to our clinical development activities in the United States, we have obtained certain exclusive commercial rights to VAL-083 in China. In October 2012, we announced that we had entered into a collaboration agreement with the only manufacturer licensed by the Chinese State Food and Drug Administration to produce the product for the China market. This agreement provides us with certain exclusive commercial rights related to drug supply, which positions us with the potential to generate near-term revenue through product sales or royalties for the drug’s approved indications in China while we seek global approval in new indications. Our strategy in China is to develop new clinical and non-clinical data in collaboration with leading cancer researchers to demonstrate the utility of VAL-083 in the treatment of CML and lung cancer, particularly for patients who do not respond to, or cannot access, modern treatments such as tyrosine kinase inhibitors. Management believes the data, if favorable, will allow the repositioning of VAL-083 in the China market, and eventually global markets, for the treatment of hematologic cancers and solid tumors. We anticipate seeking a marketing partner for VAL-083 in China in order to obtain royalty revenue from that market.

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

The Company and Guangxi Wuzhou Pharmaceuticals plan to develop new clinical data to expand the market in China and to seek regulatory approval for the drug in multiple indications on a global basis. The companies have formed a clinical advisory board to oversee clinical studies. Guangxi Wuzhou Pharmaceuticals will provide funding support for clinical trials conducted in China and we will be responsible for development and commercialization. We are currently seeking to establish a separate collaboration for the distribution, sales and marketing of VAL-083 in China.

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

Reverse Acquisition

On January 25, 2013 (the “Closing Date”), the Company entered into and closed an exchange agreement (the “Exchange Agreement”), with DelMar (BC), Callco, Exchangeco, and the securityholders of DelMar (BC). Pursuant to the Exchange Agreement, (i) the Company issued 4,340,417 shares of common stock (the “Parent Shares”) to the shareholders of DelMar (BC) who are United States residents (the “U.S. Holders”) in exchange for the transfer to Exchangeco of all 4,340,417 outstanding common shares of DelMar (BC) held by the U.S. Holders, (ii) the shareholders of DelMar (BC) who are Canadian residents (the “Canadian Holders”) received, in exchange for the transfer to Exchangeco of all 8,729,583 outstanding common shares of DelMar (BC) held by the Canadian Holders, 8,729,583 exchangeable shares (the “Exchangeable Shares”) of Exchangeco, and (iii) outstanding warrants to purchase 3,360,000 common shares of DelMar (BC) and outstanding options to purchase 1,020,000 common shares of DelMar (BC) were deemed to be amended such that, rather than entitling the holder to acquire common shares of DelMar (BC), such options and warrants will entitle the holders to acquire shares of common stock of the Company. The Canadian Holders will be entitled to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company. The aggregate of 13,070,000 shares of common stock of the Company issued to the former shareholders of DelMar (BC) (on an as-exchanged basis with respect to the Exchangeable Shares) represented 80.1% of the outstanding shares of common stock of the Company following the closing of the Exchange Agreement (the “Reverse Acquisition”).

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

Net liabilities (derivative liability)	$2,041,680

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

Certain of the Private Offering costs were incurred by the Company prior to December 31, 2012. These costs of $90,771 were treated as share issue costs during the three months ended March 31, 2013.

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

During the three months ended March 31, 2014

Pursuant to consulting agreements with the Company’s officers the Company pays a total of $32,000 per month in cash compensation to its officers. Pursuant to these agreements the Company recognized a total of $96,000 in compensation expense.

Included in accounts payable at March 31, 2014 is an aggregate amount owing of $35,798 (December 31, 2013 - $74,754) to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

The Company paid $24,000 in directors’ fees.

During the three months ended March 31, 2013

Pursuant to consulting agreements with the Company’s officers and directors the Company pays a total of $36,784 per month to its officers and directors. Pursuant to these agreements the Company recognized a total of $110,352 in compensation expense.

On January 25, 2013, in connection with the Reverse Acquisition, Valent was issued 1,150,000 shares of common stock of the Company in exchange for Valent reducing certain future royalties under its Assignment Agreement with the Company. As a result of the share issuance the Company has recognized an expense of $598,000.

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

During the three months ended March 31, 2014, 20,000 warrants were exercised for no additional consideration for 20,000 shares of common stock.  As a result, $17,600 of the derivative liability has been reclassified to equity.  The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

The remaining 2,169,000 warrants expired on January 25, 2014.  As of March 31, 2014 there are no CDN $0.50 unit warrants outstanding.

Investor Warrants

As discussed above, in connection with the Reverse Acquisition, , the Company entered into and closed a series of subscription agreements with accredited investors (the “Investors”), pursuant to which the Company issued an aggregate of 13,125,002 Units at a purchase price of $0.80 per Unit, for aggregate gross proceeds of $10,500,000 (the “Private Offering”). Each Unit consists of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $0.80

During the three months ended March 31, 2014, 277,313 warrants were exercised for 277,313 shares of common stock.  The Company received proceeds of $221,850 from the exercises.  As a result, $126,064 of the derivative liability has been reclassified to equity.  The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

Dividend Warrants

As a result of the Reverse Acquisition warrants that Berry issued pursuant to a warrant dividend became warrants of the Company (the “Dividend Warrants”).  The Dividend Warrants are exercisable at $1.25 per share until January 24, 2018.  The Dividend Warrants are exercisable only at such times as the underlying shares of common stock are registered.  The Dividend Warrants will be redeemable by the Company at a price of $0.001 per Dividend Warrant at any time commencing 18 months following the date of issuance subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $2.50 per share and (ii) the underlying shares of common stock are registered.  Subject to the conditions set forth therein, the Dividend Warrants may be redeemed by the Company upon not less than sixty (60) days nor more than ninety (90) days prior written notice.

Warrants issued for services

The Company has issued 300,000 warrants for services.  The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years.

The Company’s derivative liability is summarized as follows:

	March 31, 2014 $	December 31, 2013 $

Opening balance	4,402,306	121,000

Issuance of units	-	3,681,372
Dividend Warrant liability acquired on reverse acquisition	-	2,041,680
Warrants issued for services	-	124,020
Change in fair value of unexercised warrants	1,599,349	(1,324,051)
Reclassification to equity upon exercise of warrants	(143,664)	(241,715)

Closing balance	5,857,991	4,402,306

Selected Quarterly Information

The financial information reported here in has been prepared in accordance with US GAAP. The Company’s functional currency at March 31, 2014 is the USD. The following table represents selected financial information for the Company as of March 31, 2014 and December 31, 2013.

Selected Balance Sheet Data
	March 31, 2014 $	December 31, 2013 $

Cash and cash equivalents	3,474,150	4,136,803
Working capital	3,313,942	4,069,261
Total Assets	3,754,153	4,318,748
Derivative liability	5,857,991	4,402,306
Total shareholder’s deficiency	(3,060,299)	(817,978)

Comparison of the three months ended March 31, 2014 and 2013

The following table represents selected financial information for the Company for the three months ended March 31, 2014 and March 31, 2013.

	Three Months Ended
	March 31, 2014 $	March 31 2013 $	Change $	Change %

Research and development	618,869	631,947	(13,078)	(2)
General and administrative	966,923	920,377	46,546	5
Change in fair value of derivative liability	1,599,349	2,543,574	(944,225)	(37)
Shares issued to Valent for future royalty reduction	-	598,000	(598,000)	(100)
Derivative issue costs	-	2,713,220	(2,713,220)	(100)
Foreign exchange loss (gain)	11,947	(3,754)	15,701	(418)
Interest expense	2,015	1,955	60	3
Interest income	(496)	-	(496)	(100)
Net loss	3,198,607	7,405,319	(4,206,712)

	Three Months Ended
	March 31, 2014 $	March 31, 2013 $	Change $	Change %

Research and development	618,869	631,947	(13,078)	(2)
Share-based compensation included in research and development	(171,947)	(152,480)	(19,467)	13
Research and development net of share-based compensation	446,922	479,467	(32,545)

General and administrative	966,923	920,377	46,546	5
Share-based compensation included in general and administrative	(448,127)	(120,422)	(327,705)	(272)
General and administrative net of share-based compensation	518,796	799,955	(281,159)

Research and Development

Research and development expenses decreased to $618,869 for the three months ended March 31, 2014 from $631,947 for the three months ended March 31, 2013. The increase was partially attributable to an increase in share-based payments to $171,947 for the three months ended March 31, 2014 compared to $152,480 for the three months ended March 31, 2013.  In relation to research and development during the three months ended March 31, 2014 and 2013 the Company recognized share-based payment expense relating to the measurement of stock options granted in prior periods. The increase relating to stock option expense was due to more stock options being outstanding at March 31, 2014 compared to March 31, 2013.  The effect of there being more stock options outstanding during the current period than the prior period was partially offset by a decrease in the Company’s share price during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

After considering the impact of share-based payments, research and development expenses decreased in the three months ended March 31, 2014 to $446,922 from $479,467 for the three months ended March 31, 2013.  The largest portion of the non-share-based payment component of research and development for the quarter ended March 31, 2014 was clinical development costs as the Company continued its Phase I/II clinical trial with VAL-083.  The clinical development costs were lower in the current quarter compared to the prior quarter largely due to the timing of patient enrollment.  Intellectual property costs have decreased in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the timing of the filing and advancement of patent matters.  In addition, travel costs decreased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to fewer trips for senior science staff.  In the prior quarter, senior science staff travelled extensively to make scientific presentations in support of the Company’s efforts to complete its Reverse Acquisition financing.  Partially offsetting the impact of lower clinical, intellectual property, and travel costs were higher pre-clinical costs in the current quarter compared to the prior quarter.  Preclinical expenses were higher in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 as the Company has begun to incur costs associated with advancing its NSCLC program as well as continuing its mechanism of action elucidation for VAL-083.

General and Administrative

General and administrative expenses were $966,923 for the three months ended March 31, 2014 compared to $920,377 for the three months ended March 31, 2013.  The increase was largely attributable to an increase in share-based payments to $448,127 in the three months ended March 31, 2014 compared to $120,422 for the three months ended March 31, 2013.  In relation to general and administrative expenses during the three months ended March 31, 2014 and 2013 the Company incurred share-based payments relating to the measurement of stock options granted in prior periods and for shares issued for services.  For the three months ended March 31, 2014 the expense recognized for shares issued for services was higher than for the three months ended March 31, 2013.  In addition, the increase relating to stock option expense was due to more stock options being outstanding at March 31, 2014 compared to March 31, 2013.  The effect of there being more stock options outstanding during the current period than the prior period was partially offset by a decrease in the Company’s share price during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

After considering the impact of share-based payments, general and administrative expenses decreased in the three months ended March 31, 2014 to $518,796 from $799,955 for the three months ended March 31, 2013.  The principal reason for the decrease was due to professional fees relating to legal, accounting, investor relations, and business development.  As a result of the Company becoming public due to its Reverse Acquisition during the three months ended March 31, 2013, the Company incurred significant one-time professional fees that were not incurred during the current quarter.  Partially offsetting the lower professional fees in the current quarter were higher travel, and office and sundry expenses.  Travel increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the attendance at more conferences and investor meetings in 2014 compared to 2013.  Office and sundry increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 largely due an increase in insurance, and filing and related fees.

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

The Company recognized a loss of $1,599,349 from the change in fair value of the derivative liability for the three months ended March 31, 2014 compared to a loss of $2,543,574 for the three months ended March 31, 2013.  The balances recognized during the three months ended March 31, 2014 and March 31, 2013 depend on a number of factors and assumptions including volatility assumptions and the Company’s common stock price between the date the warrants were last valued and respective reporting dates.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability.  As a result of revaluation gains and losses, it is expected that the Company’s reported net income or loss will continue to experience large fluctuations.

Issuance of Shares to Valent for future royalty reduction

On January 25, 2013, in connection with the Reverse Acquisition, the Company issued to Valent 1,150,000 shares of common stock in exchange for Valent agreeing to the reduction of certain future royalties payable to Valent under the Assignment Agreement.  As a result of the share issuance the Company has recognized an expense of $598,000 for the three months ended March 31, 2013.

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

Foreign Exchange Gain

The Company’s functional currency at March 31, 2014 is the USD but the Company incurs a portion of its expenses in CDN.  The foreign exchange gains and losses are reported in other (income) loss in the consolidated condensed interim statement of loss and comprehensive loss.

The Company recognized a foreign exchange loss of $11,947 for the quarter ended March 31, 2014 compared to a gain of $3,754 for the quarter ended March 31, 2013.  The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN accounts payable.

Interest Expense

Pursuant to a loan agreement dated February 3, 2011, the Company has received a loan from Valent in the amount of $250,000 for the purchase of the prototype drug product. The loan is payable on demand, unsecured and bears interest at 3.00% per year.  As a result of the loan payable the Company recognized $2,015 and $1,955 respectively in accrued interest for the three months ended March 31, 2014 and 2013.

Liquidity and Capital Resources

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

	March 31, 2014 $	March 31, 2013 $	Change $	Change %

Cash used in operating activities	(884,503)	(2,124,467)	1,239,964	(58)
Cash flows from financing activities	221,850	9,639,520	(9,417,670)	(98)

Comparison of cash flow for the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Operating Activities

Net cash used in operating activities decreased to $884,503 for the three months ended March 31, 2014 from $2,124,467 for the three months ended March 31, 2013.  The decrease was largely the result of a decrease in the net loss to $3,198,607 for the three months ended March 31, 2014 compared to $7,405,319 for the three months ended March 31, 2013.  Partially offsetting the impact of the lower net loss were non-cash items totaling $2,221,438 incurred in the current period consisting of accrued loan interest, change in the fair value of the derivative liability and share-based payments.  The non-cash items for the three months ended March 31, 2013 were significantly higher and totaled $5,617,439 and consisted of accrued loan interest, change in the fair value of the derivative liability, expense related to shares issued to Valent for the future royalty reduction, non-cash derivative issue costs, and share-based payments.  The most significant changes in non-cash working capital for the three months ended March 31, 2014 were an inflow from the increase in accounts payable and accrued liabilities of $263,956 and an outflow of $98,701 for the payment of prepaid expenses.  In the three months ended March 31, 2013 there were outflows of $151,718 and $98,722 from increases in accounts payable and accrued liabilities, and related party payables respectively.

As a result of the Company’s expectations as to the timing of the repayment of the Valent loan, the Company has presented the full loan and accrued interest balance as a long-term liability at March 31, 2014 and December 31, 2013.

Financing Activities

The only financing activities for the three months ended March 31, 2014 was the receipt of $221,850 in proceeds from the exercise of 277,313 $0.80 Investor Warrants.  During the three months ended March 31, 2013 the Company received $9,639,520 in net proceeds from the issuance of units.  The net cash proceeds from the unit financing were $8,575,000.  However, as a result of a portion of the unit proceeds and issue costs being accounted for as a derivative liability the net proceeds on the condensed consolidated statement of cash flows is $9,639,520.  During the three months ended March 31, 2013 certain of the additional closing costs were not eligible to be treated as share issue costs and as a result they have been expensed.  Net unit proceeds per the condensed consolidated interim statements of cash flows include gross unit proceeds less cash issue costs attributable to the shares only.  The portion of the unit issue costs attributable to the derivative liability has been expensed.

The units issued in the three months ended March 31, 2013 were the $0.80 units issued in conjunction with the Reverse Acquisition.

Operating Capital and Capital Expenditure Requirements

Liquidity and capital resources (also see ‘Going Concern’ section)

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Although we are not reliant on institutional credit finance and therefore not subject to debt covenant compliance requirements or potential withdrawal of credit by banks, the current economic climate has also impacted the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan. In addition, we may have to seek partnerships for one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.

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

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 2 to the Company’s Financial Statements for the year ended December 31 2013.  While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

• Shares for services
• Stock options
• Derivative liability

Shares for services

The Company has issued equity instruments for services provided by employees and nonemployees. The equity instruments are valued at the fair value of the instrument granted (see notes 6 and 7 of the consolidated financial statements for assumptions).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2014, the Company issued 20,000 shares of common stock upon exercise of warrants for no additional consideration.

During the three months ended March 31, 2014, the Company issued 250,000 shares of common stock for services rendered to the Company.

During the three months ended March 31, 2014, the Company issued 277,313 shares of common stock were issued upon exercise of warrants for aggregate gross proceeds of $221,850.

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

DelMar Pharmaceuticals, Inc.

Date: May 15, 2014	By:	/s/ Jeffrey Bacha
Jeffrey Bacha
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)