Form 10-KT
period 2014-06-30
DelMar Pharmaceuticals, Inc.
filed 2014-08-28
CIK 1498382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2014 to June 30, 2014

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
☑      Yes         ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes  ☑      No

As of  December 31, 2013, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of our common stock of $0.94 was approximately $18.6 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of August 27, 2014 was 30,109,987.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE TRANSITION PERIOD ENDED JUNE 30, 2014

PART I

Item 1. Business.

Background

DelMar Pharmaceuticals, Inc. (the “Company”) is a Nevada corporation formed on June 24, 2009 under the name Berry Only Inc. (“Berry”). Prior to the Reverse Acquisition (discussed below), Berry did not have any significant assets or operations. On January 21, 2013, the Company changed its name to DelMar Pharmaceuticals, Inc.

DelMar Pharmaceuticals, Inc. is the parent company of Del Mar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), a British Columbia, Canada corporation incorporated on April 6, 2010, which is a clinical and commercial stage drug development company with a focus on the treatment of cancer.  We are conducting clinical trials in the United States with VAL-083 as a potential new treatment for glioblastoma multiforme (“GBM”), the most common and aggressive form of brain cancer. We have also acquired certain exclusive commercial rights to VAL-083 in China where it is approved as a chemotherapy for the treatment of chronic myelogenous leukemia (“CML”) and lung cancer. We plan to seek marketing partnerships in China in order to generate royalty revenue.

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

Effective on the Closing Date, pursuant to the Exchange Agreement, DelMar (BC) became (indirectly through Exchangeco) a wholly-owned subsidiary of the Company. The acquisition of DelMar (BC) is treated as a reverse acquisition (the “Reverse Acquisition”), and the business of DelMar (BC) became the business of the Company. At the time of the Reverse Acquisition, Berry was not engaged in any active business.

Our mission is to benefit patients and create shareholder value by rapidly developing and commercializing anti-cancer therapies in orphan cancer indications where patients have failed or are unlikely to respond to modern therapy. VAL-083 represents a “first-in-class” small-molecule chemotherapeutic, which means that the molecular structure of VAL-083 is not an analogue or derivative of other small molecule chemotherapeutics approved for the treatment of cancer. VAL-083 has been assessed in multiple clinical studies sponsored by the National Cancer Institute (“NCI”) in the United States as a treatment against various cancers including lung, brain, cervical, ovarian tumors and leukemia. Published pre-clinical and clinical data suggest that VAL-083 may be active against a range of tumor types. VAL-083 is approved as a cancer chemotherapeutic in China for the treatment of chronic mylogenous leukemia (”CML”) and lung cancer. VAL-083 has not been approved for any indication outside of China.

Upon obtaining regulatory approval, we intend to commercialize VAL-083 for the treatment of orphan and other cancer indications where patients have failed other therapies or have limited medical options. Orphan diseases are defined in the United States under the Rare Disease Act of 2002 as “any disease or condition that affects fewer than 200,000 persons in the United States”. The Orphan Drug Act of 1983 is a federal law that provides financial and other incentives including a period of market exclusivity to encourage the development of new treatments for orphan diseases. In February 2012, we announced that VAL-083 has been granted protection under the Orphan Drug Act by the United States Food and Drug Administration (“FDA”) for the treatment of glioma, including GBM. In January 2013, the European Medicines Agency (“EMA”) also granted orphan drug protection to VAL-083 for the treatment of glioma.

We research the mechanism of action of VAL-083 to determine the clinical indications best suited for therapy and work rapidly to advance it into human clinical trials and toward commercialization. With this aim, in October 2011 we initiated clinical trials with VAL-083 as a potential new treatment for GBM, the most common and aggressive form of brain cancer. We have presented interim data from our clinical trial at peer reviewed scientific meetings  demonstrating that VAL-083 can shrink or halt the growth of tumors in some brain cancer patients who have failed other approved treatments. Currently, there is no approved therapy for these patients.

In addition to our clinical development activities in the United States, we have obtained exclusive commercial rights to VAL-083 in China. In October 2012, we announced that we had entered into a collaboration agreement with the only manufacturer presently licensed by the China Food and Drug Administration (“CFDA”) to produce the product for the China market. This agreement provides us with exclusive commercial rights which potentially position us to generate near-term revenue through product sales or royalties for its approved indications in China while we seek global approval in new indications. We anticipate that we may begin generating revenue from such sales or royalties commencing in 2015.

VAL-083 was originally discovered in the 1960’s. We have filed a broad portfolio of patent applications to protect our intellectual property. Our patent applications claim compositions and methods related to the use of VAL-083 and related compounds as well as methods of synthesis and quality controls for the manufacturing process of VAL-083.  In July 2013, our first patent was granted by the United States Patent and Trademark Office.  The patent expiration date is August 17, 2031. In addition, VAL-083 has been granted protection under the Orphan Drug Act by the FDA and the EMA. We believe that our portfolio of intellectual property rights provides a strong and defensible market position for the commercialization of VAL-083 and other anti-cancer products.

We also believe the experience of our clinical development team will position us to acquire or license additional product candidates to establish a pipeline of product opportunities. We have secured four non-refundable financial contributions from the National Research Council of Canada for total financial contributions of Cdn $327,000 to date. We believe we have the potential to create significant value by building and maintaining a sustainable business through the commercialization of VAL-083 across a variety of cancer indications on a world-wide basis.

The Technology

Our drug discovery research focuses on identifying well-validated clinical and commercial-stage compounds and establishing a scientific rationale for development in modern orphan drug indications. Through our relationship with Valent Technologies, LLC (“Valent”), a company owned by Dr. Dennis Brown, our Chief Scientific Officer, we are able to utilize Valent’s proprietary ChemEstate™ bioinformatics tools which are used to screen and identify potential candidates. Promising candidates are further researched through our network of consultants and contract research organizations. This approach allows us to rapidly identify and advance potential drug candidates without significant investment in “wet lab” infrastructure. Based on this strategy, we acquired initial VAL-083 intellectual property and prototype drug product from Valent and have identified multiple additional drug candidates that we may have the opportunity to license or acquire in the future.

VAL-083

VAL-083 is a novel “first in class” small-molecule therapeutic agent that we are developing as a new cancer chemotherapy.

VAL-083 has been assessed in multiple NCI-sponsored clinical studies in various cancers including lung, brain, cervical, and ovarian tumors and leukemia. Published pre-clinical and clinical data from the late 1970s and 1980s suggest that VAL-083 may be active against a range of tumor types. However, further research was not pursued in the United States due to an increased focus by the NCI on targeted biologic therapies during the era. VAL-083 is approved as a cancer chemotherapeutic in China for the treatment of CML and lung cancer.

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

Based on published research, the functional groups associated with the mechanism of action of VAL-083 are understood to be functionally different from commonly used alkylating agents, including Temodor®, which is commonly used as front-line chemotherapy against GBM, the most common and aggressive form of brain cancer. VAL-083 has previously demonstrated activity in cell-lines that are resistant to other types of chemotherapy.  No evidence of cross-resistance has been reported in published clinical studies. Based on the presumed alkylating functionality of VAL-083, published literature suggests that DNA repair mechanisms associated with the leading brain cancer therapies, including Temodor® and nitrosourea resistance, may not confer resistance to VAL-083. Therefore, we believe that VAL-083 may be effective in treating tumors that have failed or become resistant to other chemotherapies.

We have presented new research at peer-reviewed scientific meetings demonstrating that VAL-083 is active in some patients, patient-derived tumor cell lines and cancer stem cells that are resistant to other chemotherapies.  Of particular importance is resistance to Temodor® due to activity of the repair enzyme known as MGMT, which results in resistance to front-line therapy in many GBM patients. At AACR in 2012, we presented data demonstrating that VAL-083 is active independent of MGMT resistance in laboratory studies.

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

A summary of published data adapted from separate sources comparing the efficacy of VAL-083 and other therapies in the treatment of GBM.

The main dose-limiting toxicity (“DLT”) related to the administration of VAL-083 in previous NCI-sponsored clinical studies was myelosuppression. Myelosuppression is the decrease in cells responsible for providing immunity, carrying oxygen, and those responsible for normal blood clotting. Myelosuppression is a common side effect of chemotherapy. There is no evidence of lung, liver or kidney toxicity even with prolonged treatment by VAL-083. Commercial data from the Chinese market where the drug has been approved for more than 15 years supports the safety findings of the NCI studies.

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

Our clinical trial is a Phase I/II an open-label, single arm dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics and anti-cancer activity of VAL-083 in patients with GBM. To be eligible for our clinical trial, patients must have been previously treated for GBM with surgery and/or radiation, if appropriate, and must have failed both bevacizumab (Avastin®) and temozolomide (Temodor®), unless either or both are contra-indicated.

Response to treatment with VAL-083 is measured prior to each treatment cycle. An initial phase of the study involves dose escalation cohorts until a maximum tolerated dose (“MTD”) is established in the context of modern care. The goal of our Phase I/II clinical trial is to determine a modernized dosing regimen for advancement into a registration directed clinical trial.

In February 2012, we announced that VAL-083 was granted protection under the Orphan Drug Act by the FDA for the treatment of glioma. In January 2013, we announced that the European Union had also granted orphan drug protection to VAL-083. Orphan drugs generally follow the same regulatory development path as any other pharmaceutical product. However, incentives such as scientific advice and reduction or waiver of registration fees and access to specialized grant funding may be available to support and accelerate development of orphan drug candidates. In addition, we may sell VAL-083 as a treatment for glioma without competition for seven years in the US and for ten years in the EU following market approval, in respect of a medicinal product containing a similar active substance for the same indication.

Based on historical development of other products in GBM, we believe that we may be able to obtain FDA approval to commercialize VAL-083 to treat patients who have failed other therapies from an open-label Phase II registration-directed clinical, which will save significant costs of a large Phase III clinical trial. We also believe that the FDA may grant fast-track, accelerated approval and/or priority review status to VAL-083, which will enable us to begin filing for commercial approval during the clinical trial process. Fast Track, Accelerated Approval and Priority Review are approaches established by the FDA that are intended to make therapeutically important drugs available at an earlier time. (See “Government Regulation and Product Approval”)

We have presented interim data from our clinical trial at peer-reviewed scientific meetings including the Society for NeuroOncology annual meeting (“SNO” – November, 2012), the American Association of Cancer Research (“AACR” – April 2013), the American Society for Clinical Oncology (“ASCO” – June 2013), the World Federation of Neuro‐Oncology (“WFNO” – November, 2013), AACR in April 2014, and ASCO in May 2014. In summary, our interim clinical data support that:

●	One of three GBM patients in cohort 7 (40mg/m2) and one of three GBM patients in cohort 6 (30 mg/m2) exhibited stable disease after one cycle of treatment;
●	No drug-related serious adverse events have been detected, and maximum tolerated dose (“MTD”) has not been reached at doses up to 40 mg/m2;
●	A protocol amendment to allow for exploration of VAL-083 at doses up to 60mg/m2 has been filed with the FDA and enrollment of cohort 8 (50mg/m2) has begun;
●
In earlier cohorts, we reported that two patients exhibited a response (stable disease or partial response) with a maximum response of 28 cycles (84 weeks) and improved clinical signs prior to discontinuing due to adverse events unrelated to the study;

●
We have also presented data demonstrating that the cytotoxic activity of VAL-083 is independent of MGMT, the enzyme believed to cause resistance to the current front-line therapy in the treatment of GBM; and

●
Pharmacokinetics are linear and consistent with previous published data suggesting that concentrations of VAL-083 being obtained in our current clinical trial are achieving plasma levels that are effective against glioma cell lines in vitro.

While our data with VAL-083 to date are interim in nature, we believe the results to date demonstrate a strong potential for successful development of VAL-083 as a chemotherapy for the treatment of GBM.  We are currently conducting our clinical trial at three centers:  the Brain Tumor Center at University of California, San Francisco (“UCSF”), the Sarah Cannon Cancer Research Center (“SCRI”) in Nashville, Tennessee and the SCRI affiliate site at the Florida Cancer Specialist Research Institute in Sarasota, Florida.  We plan to add additional clinical sites in the future.

In August 2013, the Company received a notice of allowance from the FDA enabling the Company to implement a more rapid dose-escalation scheme in our GBM study. The revised dosing regimen was allowed by the FDA following an extensive safety review of patients treated to date. In comparison to the original dose-escalation scheme, the revised plan will enable the trial to reach higher doses and complete the dose-escalation portion of the clinical trial more quickly by skipping two interim doses.

We are now delivering doses of VAL-083 that are substantially higher than were achieved in the original NCI-sponsored clinical trials.  Our modernized dosing regimen takes advantage of improved side-effect management and new knowledge of the pharmacokinetic and toxicity profile of VAL-083.  Our strategy to “hit the tumor harder more often” allows us to achieve higher levels of drug at the tumor-site, which we believe will result in significant clinical benefit for GBM patients who currently have no viable treatment options.

A summary of our original and revised dose escalation scheme including doses completed to date is as follows:

Dose Escalation Scheme (mg/m2)
Original	Revised*	Patients Treated		Status	Cumulative dose in 33-day cycle (comparison to NCI historical regimen of 125mg/m2 per cycle)
1.5	1.5	3		Completed – No DLT	9 mg/m2
3.0	3.0	4	**	Completed – No DLT	18 mg/m2
5.0	5.0	10	**	Completed – No DLT	30 mg/m2
10.0	10.0	3		Completed – No DLT	60 mg/m2
15.0	20.0	3		Completed – No DLT	120 mg/m2
20.0
25.0	30.0	3		Completed – No DLT	180 mg/m2
30.0
na	40.0	3		Completed – No DLT	240 mg/m2
na	50.0	3 (planned)		Enrollment Ongoing	300 mg/m2
na	60.0	3 (planned)		To be initiated subject to evaluation of 50mg/m2 dose	360 mg/m2

*Revised based on discussions with FDA **Cohorts 2 and 3 were expanded to allow for patient demand and to gather additional data on CNS metastases patients.

Patients being enrolled in our current clinical trial have a growing brain tumor that has failed to respond to any other approved treatment.  The correlation between tumor progression and death in this patient population is well documented.  Therefore, our interim results demonstrating that VAL-083 can either stabilize disease progression by halting tumor growth or shrink the tumor are expected to result in longer patient survival and improved quality of life.

If the MTD is not reached in cohort 9, we would be prepared to file a protocol amendment with the FDA to allow dosing beyond 60mg/m2. During the remainder of 2014 we plan to continue our clinical trials with VAL-083 as a potential treatment for GBM patients who have failed other therapies.  Currently, there is no approved therapy for these patients. The goal of the current trial is to establish a modernized dosing regimen for advancement into registration directed trials in the United States as a potential new therapy for the treatment of refractory GBM.

We anticipate that the registration trial will be a Phase II open-label trial with radiographic response and overall survival as the primary endpoints.   The size, design and timing of initiation of the registration-directed clinical trial will depend on completion of the current dose-escalation study and discussions with the FDA.  The final dose will be selected by the safety and tolerability of our modernized dosing regimen as we achieve a maximum tolerated dose.  Once this dose is achieved we plan to request a guidance meeting with the FDA to discuss our proposed registration trial design.  Data from the registration-directed trial will form the basis of our application for FDA approval.  Our overall goal remains to complete registration-directed clinical trials with VAL-083 and to seek FDA approval as a new therapy for refractory glioblastoma in the timeliest manner possible.  Based on our current financial resources, initiation of the registration trial will require additional funding to support the expanded clinical operations necessary to conduct and manage the study.

As part of our ASCO presentation on June 1, 2013, we also announced that we plan to split our current clinical trial protocol into two separate studies: one focusing solely on refractory GBM and the other focusing on secondary brain cancers caused by other tumors that have spread to the brain. Due to prior chemotherapy and radiation therapy, patients with secondary brain tumors are likely more prone to myelosuppression and may have a different toxicity and MTD than patients with GBM. We believe the strategy of splitting the trial into two separate studies will enable us to focus on accelerating the development of VAL-083 as a potential new treatment for GBM while appropriately exploring the potential of the drug to treat patients with solid tumors that have spread to the brain.

We anticipate presenting additional data at upcoming scientific meetings during the remainder of 2014.

The current study is being conducted under an IND application with the FDA. The study involves a dose-escalation phase (Phase I) and an efficacy phase (Phase II). Phase I of the study will continue to enroll patients until a MTD is achieved. In the Phase II portion of the current study, an additional 14 GBM patients can be enrolled at the MTD or a lower dose recommended by the principal investigator. Details of the study, including enrollment estimates, are available at http://www.clinicaltrials.gov/ct2/show/NCT01478178?term=VAL-083&rank=1).  In the future, we may develop a separate protocol for the continued exploration of VAL-083 in patients with secondary brain cancer caused by solid tumor spreading to the brain.

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

VAL-083 has shown promise in CML in multiple pre-clinical and clinical studies. The NCI studied VAL-083 extensively in laboratory and animal models of hematological malignancies (blood cancers). VAL-083 has been approved for the treatment of CML in China. While VAL-083 maintains labeling for CML in China, use of the drug in the modern era has been limited by a preference for targeted therapies such as tyrosine kinase inhibitors (“TKIs”).

TKIs have become the standard of care for CML and non-small cell lung cancer (“NSCLC”). TKI therapy has resulted in vastly improved outcomes. However, patients often develop resistance to TKI therapy. Recent evidence proposes unique mechanisms of resistance in patients of East Asian descent who experience significantly inferior responses to TKIs, including imatinib (Gleevec®) in CML and erlotinib (Tarceva®) in lung cancer.

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

Based on these beliefs, we have acquired certain commercial rights to VAL-083 in China, where it is approved for the treatment of CML and lung cancer. We have also developed new non-clinical data demonstrating that VAL-083 is active against TKI-resistant CML. We have begun to establish a network of leading oncologists to develop new clinical and non-clinical data which will demonstrate the clinical utility of VAL-083 in CML patients who are resistant to TKIs. We believe this strategy will result in sales growth for VAL-083 in China and generate near-term revenue for our company through sales and marketing partnerships as well as position VAL-083 for global development in CML.

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

Smoking is the most important risk factor in the development of lung cancer. According to the World Cancer Report (2008), 21% of cancer deaths are related to smoking, especially lung cancer. Additionally, high levels of air pollution have been implicated as significant causes of lung cancer. Incidence of lung cancer in the United States is approximately 59 per 100,000 with the majority (52:100,000) being NSCLC.

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

Similar to CML treatment, TKIs are standard front-line therapy in certain types of NSCLC. However resistance to TKI therapy is common in lung cancer patients. It has also been reported that cigarette smoke may directly induce resistance to TKIs. This factor could further exacerbate resistance to modern targeted therapies in populations such as China where smoking is highly prevalent. In addition, the same East-Asian specific resistance linked to TKI-resistance in CML has been shown to correlate with TKI-resistance in NSLSC.

The activity of VAL-083 against lung cancer was studied extensively by the NCI. VAL-083 demonstrated activity against NSCLC in laboratory and animal studies. VAL-083 was also investigated in a number of clinical trials in the United States and Europe during the 1970s both as a stand-alone therapy and in combination with other chemotherapeutic regimens. VAL-083 has been approved for the treatment of lung cancer in China. However, we believe that the use of the drug in the modern era has been limited by a preference for targeted therapies such as TKIs.

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

 In April 2014 at AACR we announced results of pre-clinical study designed to evaluate the activity of VAL-083 in in vivo models of drug-resistant NSCLC in comparison to cisplatin.   In an established murine xenograft model of NSCLC, the activity of VAL-083 was compared to standard platinum-based therapy with cisplatin against human NSCLC cell lines A549 (TKI-sensitive) and H1975 (TKI-resistant). In the study, VAL-083 demonstrated superior efficacy and safety in the treatment of TKI-susceptible (A549) tumors and in TKI-resistant (H1975) tumors.

●
Treatment of TKI-sensitive (A549) NSCLC with 3 mg/kg of VAL-083 resulted in tumor growth delay of 26 days compared to untreated controls. Cisplatin (5 mg/kg) resulted in tumor growth delay of just four days. In addition, mean tumor volume on day 68 was significantly reduced in animals treated with 3 mg/kg VAL-083 (p=0.001) compared to untreated controls.

●
Treatment of TKI-resistant (H1975) NSCLC with 4 mg/kg of VAL-083 resulted in a statistically significant reduction in tumor volume (p = 0.01) versus untreated control after 27 days. In the same model, treatment with 5 mg/kg of cisplatin failed to achieve statistically significant reduction in tumor volume (p = 0.23) versus untreated control after 27 days. Longer-term safety assessments are ongoing in this model.

These data suggest that VAL-083 may be a viable treatment option for NSCLC patients failing TKI-therapy, especially where platinum-based therapy has already failed or is predicted to give sub-optimal outcomes. These results may have immediate implications in the treatment of NSCLC in China, where VAL-083 is approved for as a chemotherapy for the treatment of lung cancer. The data also support exploring future clinical development of VAL-083 as a lung cancer therapy in the rest of the world thereby providing DelMar with a potential opportunity to expand our clinical development focus beyond glioblastoma.

VAL-083 Target Markets
We are targeting cancer indications which we believe represent market opportunities in the hundreds of millions of dollars in North America and potentially in the billions of dollars worldwide. The pharmaceutical industry, in general, is a highly profitable, highly innovative industry. In 2006, the global pharmaceutical industry generated over $640 billion dollars in revenue. According to published reports, global pharmaceutical sales are highly stratified by region, with North America, the European Union and Japan accounting for 55% of global pharmaceutical sales in 2009. However, the most rapid growth in the sector is from developing countries, particularly China.

1. Glioblastoma Multiforme (GBM): Newly diagnosed patients suffering from GBM are initially treated through invasive brain surgery, although disease progression following surgical resection is nearly 100%. Temozolomide (Temodor®) in combination with radiation is the front-line therapy for GBM following surgery. Temodor® currently generates more than US$950 million annually in global revenues even though most patients fail to gain long-term therapeutic benefits. Approximately 60% of GBM patients treated with Temodor® experience tumor progression within one year.

Bevacizumab (Avastin®) has been approved for the treatment of GBM in patients failing Temodor®. In clinical studies, only about 20% of patients failing Temodor® respond to Avastin® therapy. In spite of these low efficacy results, treatment of GBM in North America alone is projected to add US$200 million annually to the revenues of Avastin® with projected growth in GBM to US$650 million by 2016.

Approximately 48% of patients who are diagnosed with GBM will fail both front-line therapy and Avastin®. Based on disease incidence, we believe the market for treating GBM patients the post-Avastin® failure exceeds US$200 million annually in North America. Subject to successfully completing clinical trials and obtaining approval by the FDA and other applicable regulatory agencies globally, we also believe that VAL-083 could potentially generate sales in excess of $1 billion world-wide as a potential front-line therapy for GBM.

2.
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

3.
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

Patents and Proprietary Rights

Our success will depend in part on our ability to protect our existing product candidate and the products we acquire or license by obtaining and maintaining a strong proprietary position. To develop and maintain our position, we intend to continue relying upon patent protection, orphan drug status, Hatch-Waxman exclusivity, trade secrets, know-how, continuing technological innovations and licensing opportunities. We intend to seek patent protection whenever available for any products or product candidates and related technology we acquire in the future.

We have filed patent applications covering VAL-083 where we have claimed the use of and improvements related VAL-083 and other novel aspects of our proposed treatment regimen. We have also developed and filed patents on manufacturing process improvements for VAL-083. In addition, we plan to implement strategies which may enable us to acquire patent protection for the formulation and composition of the active pharmaceutical ingredient and finished dosage form of VAL-083 products. In July 2013, our first patent was granted by the United States Patent and Trademark Office. We are prosecuting all of our patent applications in the United States and in international jurisdictions which we deem important for the potential commercial success of VAL-083.

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

We also rely on trade secret protection for our confidential and proprietary information. We believe that the substantial costs and resources required to develop technological innovations, such as the manufacturing processes associated with VAL-083, will help us to protect the competitive advantage of our product candidate.

The protection of intellectual property rights in China (where our clinical product candidate, VAL-083, is manufactured pursuant to a collaboration agreement with the only manufacturer presently licensed by the CFDA to produce the product for the China market, and where VAL-03 is approved for the treatment of CML and lung cancer) is relatively weak compared to the United States, which may negatively affect our ability to generate revenue from VAL-083.

Our policy is to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be our exclusive property.

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

Various products currently are marketed for the treatment of GBM and other cancers that we may target with our product candidate and a number of companies are developing new treatments. Companies also developing products for GBM include but are not limited to Celgene Corp., Celldex Therapeutics, Northwest Biotherapeutics, Inc., Immunocellular Therapeutics Ltd., and many major pharmaceutical companies. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and create value in patient therapy.

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

          We expect that our ability to compete effectively will depend upon our ability to:

●	successfully and rapidly complete adequate and well-controlled clinical trials that demonstrate statistically significant safety and efficacy and to obtain all requisite regulatory approvals in a cost-effective manner;

●	maintain a proprietary position for our manufacturing processes and other technology;

●	produce our products in accordance with United States FDA and international regulatory guidelines;

●	attract and retain key personnel; and

●	build an adequate sales and marketing infrastructure for any approved products.

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

 Item 1A.  Risk Factors.

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

We are an early stage company and there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses since we began operations, including $2,798,908, $8,290,689 and $2,400,363 for the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012, respectively. We expect to incur substantial additional net expenses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the preclinical and clinical development of our product candidate; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; successful manufacturing, sales, and marketing arrangements; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

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

We are at an early stage of development and commercialization of our technologies and product candidate. We have not yet begun to market any products and, accordingly, have not begun or generate revenues from the commercialization of our product. Our product will require significant additional clinical testing and investment prior to commercialization. A commitment of substantial resources by ourselves and, potentially, our partners to conduct time-consuming research and clinical trials will be required if we are to complete the development of our product candidate. There can be no assurance that our product candidate will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed. Our product candidate is not expected to be commercially available for several years, if at all.

We are currently focused on the development of a single product candidate.

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

In addition, the protection of intellectual property rights in China (where our clinical product candidate, VAL-083, is manufactured pursuant to a collaboration agreement with the only manufacturer presently licensed by the CFDA to produce the product for the China market, and where VAL-083 is approved for the treatment of CML and lung cancer) is relatively weak compared to the United States, which may negatively affect our ability to generate revenue from VAL-083.

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

The process of obtaining and maintaining regulatory approvals for new therapeutic product is expensive, lengthy and uncertain. Costs and timing of clinical trials may vary significantly over the life of a project owing to any or all of the following non-exclusive reasons:

•	the duration of the clinical trial;

•	the number of sites included in the trials;

•	the countries in which the trial is conducted;

•	the length of time required and ability to enroll eligible patients;

•	the number of patients that participate in the trials;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	per patient trial costs;

•	third party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	our final product candidates having different properties in humans than in laboratory testing;

•	the need to suspect or terminate our clinical trials;

•	insufficient or inadequate supply of quality of necessary materials to conduct our trials;

•
potential additional safety monitoring, or other conditions required by FDA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials, or other studies requested by regulatory agencies;

•	problems engaging institutional review boards, or IRBs, to oversee trials or in obtaining and maintaining IRB approval of studies;

•	the duration of patient follow-up;

•	the efficacy and safety profile of a product candidate;

•	the costs and timing of obtaining regulatory approvals; and

•	the costs involved in enforcing or defending patent claims or other intellectual property rights.

Late stage clinical trials are especially expensive, typically requiring tens of millions of dollars, and take years to reach their outcomes. Such outcomes often fail to reproduce the results of earlier trials. It is often necessary to conduct multiple late stage trials (including multiple Phase III trials) in order to obtain sufficient results to support product approval, which further increases the expense. Sometimes trials are further complicated by changes in requirements while the trials are under way (for example, when the standard of care changes for the disease that is being studied in the trial). Accordingly, any of our current or future product candidates could take a significantly longer time to gain regulatory approval than we expect, or may never gain approval, either of which could delay or stop the commercialization of our product candidate.

We may be required to suspend or discontinue clinical trials due to unexpected side effects or other safety risks that could preclude approval of our product candidate.

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

The time required to obtain regulatory approval varies between countries. In the U.S., for products without “Fast Track” status, it can take up to eighteen (18) months after submission of an application for product approval to receive the FDA's decision. Even with Fast Track status, FDA review and decision can take up to twelve (12) months. At present, we do not have Fast Track status for our clinical product candidate, VAL-083.

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

The manufacturer and manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA or EMA, as applicable. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. We will continue to be subject to the FDA or EMA requirements, as applicable, governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for our product candidate, even those that the FDA or EMA, as applicable, had approved. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

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

Our functional and reporting currency is the United States dollar.  We maintain bank accounts in United States and Canadian dollars. A portion of our expenditures are in foreign currencies, most notably in Canadian dollars, and therefore we are subject to foreign currency fluctuations, which may, from time to time, impact our financial position and results. We may enter into hedging arrangements under specific circumstances, typically through the use of forward or futures currency contracts, to minimize the impact of increases in the value of the Canadian dollar. In order to minimize our exposure to foreign exchange fluctuations we may hold sufficient Canadian dollars to cover our expected Canadian dollar expenditures.

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

The Company’s common stock is registered under the Exchange Act and is quoted on the OTCQB. Prior to January 25, 2013, there was no reported trading in the Company’s common stock. Since January 25, 2013, there has been limited trading in our common stock. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and may adversely affect the market price of our common stock. A limited market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

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

Voting power of our shareholders is highly concentrated by insiders.

Our officers and directors control, either directly or indirectly, a substantial portion of our voting securities. Therefore, our management may significantly affect the outcome of all corporate actions and decisions for an indefinite period of time including election of directors, amendment of charter documents and approval of mergers and other significant corporate transactions.

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

Our issuance of common stock upon exercise of warrants or options or exchange of Exchangeable Shares may depress the price of our common stock.

As of August 28, 2014, we have 30,109,987 shares of common stock issued and outstanding, 6,644,583 shares of common stock issuable upon exchange of the Exchangeable Shares, outstanding warrants to purchase 17,878,258 shares of common stock, and outstanding options to purchase 3,187,214 shares of common stock. The issuance of shares of common stock upon exercise of outstanding warrants, options or exchange of Exchangeable Shares could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

FORWARD-LOOKING STATEMENTS

           Statements in this Transition Report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above under “Risk Factors,” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this current report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this current report, except as required under applicable securities laws.

Item 1B. Unresolved Staff Comments.

Not required for a smaller reporting company.

Item 2. Properties.

Our corporate headquarters are located at Suite 720-999 West Broadway, Vancouver, British Columbia, Canada. Our clinical operations are managed at 3475 Edison Way, Suite R, Menlo Park, California, 94025. Our current monthly base rent for our corporate headquarters is $2,185 (Cdn $2,325) under a one-year lease which will expire in November 2014. In addition, Valent, which is owned by Dr. Dennis Brown, our Chief Scientific Officer, leases facilities in California and we have access to such facilities pursuant to an informal unwritten arrangement with Valent. Our leased premises, academic relationships, and access to the Valent facility are sufficient to meet the immediate needs of our business, research and operations.

Item 3. Legal Proceedings.

We are not party to any material legal proceedings.

Item 4.  Mine Safety Disclosures.

Not applicable.

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on the OTCQB under the symbol “DMPI.”

There was no reported trading in our common stock prior to January 25, 2013. Since January 25, 2013, there has been limited trading in our common stock. The following table sets forth the range of high and low bid prices of our common stock as reported and summarized on the OTCQB for the periods indicated. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter	High Bid	Low Bid
2013 First Quarter	$2.50	$1.30
2013 Second Quarter	$2.48	$1.55
2013 Third Quarter	$2.04	$0.90
2013 Fourth Quarter	$1.48	$0.75
2014 First Quarter	$1.60	$0 79
2014 Second Quarter	$1.41	$0.75

            As of August 28, 2014, there were approximately 182 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of June 30, 2014:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders – Amended and Restated 2003 Employee Stock Option Plan	3,187,214	0.96	1,149,289
Totals	3,187,214		1,149,289

Sales of Unregistered Securities

During the three months ended June 30, 2014, the Company issued 250,000 shares of common stock for services, 125,000 shares of common stock upon the exchange of 125,000 Exchangeable Shares, and 8,000 shares of common stock upon exercise of warrants at an exercise price of $0.46 per share.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014

This Management Discussion and Analysis (“MD&A”) contains “forward-looking statements”, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as may be required under applicable securities laws, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report or to reflect the occurrence of unanticipated events.

You should review the factors and risks we describe under “Risk Factors” elsewhere in this report on Form 10-KT and in the Company’s other filings with the Securities and Exchange Commission, available at www.sec.gov.  Actual results may differ materially from any forward-looking statement.

Summary

DelMar Pharmaceuticals, Inc. (the “Company”) is developing a new drug candidate targeting orphan cancer indications.  We aim to develop products that will have a high impact in patient care and a high return for our investors.  In order to accelerate our development timelines and reduce technical risk, we leverage existing clinical and commercial data from a wide range of sources.

Recent Highlights

•
We presented promising interim results of our ongoing clinical trial with VAL-083 at the annual meetings of both the American Association of Cancer Research (“AACR”) in April 2014 and the American Society of Clinical Oncology (“ASCO”) in May 2014.  Data presented to date demonstrate that VAL-083 is safe and well tolerated at doses up to 40mg/m2.  In addition, one of three patients in the 30mg/m2 dose cohort and one of three patients in the 40mg/m2 dose cohort demonstrated stable disease after only one or two cycles of treatment.

•
On August 19, 2014 we announced that we had filed a protocol amendment with the United States Food and Drug Administration to allow enrollment at doses up to 60mg/m2 and that we have initiated treatment of patients at 50mg/m2.  We are now delivering higher doses compared to previous glioblastoma clinical trials conducted by the National Cancer Institutes in the United States.  We believe that such higher doses may enhance the potential of VAL-083 to impact a patent’s tumor as well as to improve patient outcomes and ultimately increase our chance of success in achieving our longer-term goal to commercialize VAL-083 as a new chemotherapy for glioblastoma patients who have failed, or are unlikely to respond, to currently available treatments.

•	We presented new non-clinical research supporting the potential utility of VAL-083 in the treatment of non-small cell lung cancer at AACR in April 2014.

•
We have received a CDN $194,000 non-refundable funding contribution from that National Research Council of Canada.  These non-dilutive funds will support continued non-clinical research aimed at providing competitive differentiation for VAL-083 as a new medicine in the treatment of glioblastoma and other cancers, including lung cancer.

•
We received gross proceeds of $2,373,937 from the exercise of warrants at $0.65 per warrant that closed on June 6, 2014 and an additional $495,448 in gross proceeds from exercise of these warrants under the tender offer which closed on August 8, 2014.  The exercise of warrants through a private transaction with certain warrant holders and subsequent tender offer has provided us with additional non-dilutive capital sufficient to fund our current operations through at least the end of December 2015.

•
In order to facilitate applying for the listing of our common stock on a national securities exchange, on July 21, 2014 our Board of Directors approved a change in our fiscal year end from December 31 to June 30 effective with the period ending June 30, 2014.

•
The warrant tender offer and change in our fiscal year end are part of our overall strategy to meet the requirements to list our common stock on a national securities exchange in the timeliest manner possible, which we believe is an important component of executing on our overall mission to increase shareholder value.

Overview

We are a Nevada corporation formed on June 24, 2009 under the name Berry Only Inc. Prior to the Reverse Acquisition (discussed below), Berry did not have any significant assets or operations.  DelMar Pharmaceuticals, Inc. is the parent company of Del Mar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), a British Columbia, Canada corporation incorporated on April 6, 2010, that is focused on the development of drugs for the treatment of cancer.  The Company is also the parent company to 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”).  Callco and Exchangeco were formed to facilitate the Reverse Acquisition.

Pursuant to the Reverse Acquisition, the Company acquired (either directly or indirectly (through Exchangeco)) all of the issued and outstanding shares of DelMar (BC) on January 25, 2013.  As a result of the shareholders of DelMar (BC) owning a controlling interest in the Company subsequent to the Reverse Acquisition, for accounting purposes the transaction is a capital transaction with DelMar (BC) being the accounting acquirer even though the legal acquirer is Berry. Therefore, the historic financial statements of DelMar (BC) are presented as the comparative balances for the periods prior to the Reverse Acquisition.

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

Change in Fiscal Year End

On July 21, 2014, the Board of Directors of the Company approved a change in the Company’s fiscal year end from December 31 to June 30. As a result of this change, the Company has prepared consolidated financial statements for the six month transition period ended June 30, 2014. References to any of the Company’s 2013 or earlier fiscal years mean the fiscal year ending December 31 of that calendar year.

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

Upon obtaining regulatory approval, we intend to commercialize VAL-083 for the treatment of orphan cancer indications where patients have failed other therapies or have limited medical options.  Orphan diseases are defined in the United States under the Rare Disease Act of 2002 as “any disease or condition that affects less than 200,000 persons in the United States”.  The Orphan Drug Act of 1983 is a federal law that provides financial and other incentives including a period of market exclusivity to encourage the development of new treatments for orphan diseases.

We research the mechanism of action of our product candidate to determine the clinical indications best suited for therapy and attempt to rapidly advance our product candidate into human clinical trials and toward commercialization.

Central Nervous System Cancers

In October 2011, we initiated clinical trials with VAL-083 as a potential new treatment for glioblastoma multiforme (“GBM”), the most common and aggressive form of brain cancer.  In August 2013 we received a notice of allowance from the United States Food and Drug Administration (“FDA”) enabling the Company to implement a more rapid dose-escalation scheme in our GBM study.  The revised dosing regimen was allowed by the FDA following an extensive safety review of patients treated prior to that date.  In comparison to the original dose-escalation scheme, the revised plan will enable the trial to reach higher doses and complete the dose-escalation portion of the clinical trial more quickly by skipping two interim doses.

We have presented interim data from our clinical trial at peer-reviewed scientific meetings including the Society for NeuroOncology annual meeting (“SNO” – November, 2012), the American Association of Cancer Research (“AACR” – April 2013), the American Society for Clinical Oncology (“ASCO” – June 2013), the World Federation of Neuro‐Oncology (“WFNO” – November, 2013), AACR in April 2014, and ASCO in May 2014. In summary, our interim clinical data supports that VAL-083, at doses tested to date:

●	One of three GBM patients in cohort 7 (40mg/m2) and one of three GBM patients in cohort 6 (30 mg/m2) exhibited stable disease after one cycle of treatment;

●	No drug-related serious adverse events have been detected, and maximum tolerated dose (“MTD”) has not been reached at doses up to 40 mg/m2;
●	A protocol amendment to allow for exploration of VAL-083 at doses up to 60mg/m2 has been filed with the FDA and enrollment of cohort 8 (50mg/m2) has begun.
●
In earlier cohorts, we reported that two patients exhibited a response (stable disease or partial response) with a maximum response of 28 cycles (84 weeks) and improved clinical signs prior to discontinuing due to adverse events unrelated to the study

●	We have also presented data demonstrating that the cytotoxic activity of VAL-083 is independent of MGMT, the enzyme believed to cause resistance to the current front-line therapy in the treatment of GBM; and
●	Pharmacokinetics are linear and consistent with previous published data suggesting that concentrations of VAL-083 being obtained in our current clinical trial are achieving plasma levels that are effective against glioma cell lines in vitro.

These data support the further development of VAL-083.  We are currently conducting our clinical trial at three centers:  the Brain Tumor Center at University of California, San Francisco (“UCSF”), the Sarah Cannon Cancer Research Center (“SCRI”) in Nashville, Tennessee and the SCRI affiliate site at the Florida Cancer Specialist Research Institute in Sarasota, Florida.

We are now delivering doses of VAL-083 that are substantially higher than were achieved in the original NCI-sponsored clinical trials.  Our modernized dosing regimen takes advantage of improved side-effect management and new knowledge of the pharmacokinetic and toxicity profile of VAL-083.  Our strategy to “hit the tumor harder more often” allows us to achieve higher levels of drug at the tumor-site, which we believe will result in significant clinical benefit for GBM patients who currently have no viable treatment options.

A summary of our original and revised dose escalation scheme including doses completed to date is as follows:

Dose Escalation Scheme (mg/m2)
Original	Revised*	Patients Treated		Status	Cumulative dose in 33-day cycle (comparison to NCI historical regimen of 125mg/m2 per cycle)
1.5	1.5	3		Completed – No DLT	9 mg/m2
3.0	3.0	4	**	Completed – No DLT	18 mg/m2
5.0	5.0	10	**	Completed – No DLT	30 mg/m2
10.0	10.0	3		Completed – No DLT	60 mg/m2
15.0	20.0	3		Completed – No DLT	120 mg/m2
20.0
25.0	30.0	3		Completed – No DLT	180 mg/m2
30.0
Na	40.0	3		Completed – No DLT	240 mg/m2
Na	50.0	3 (planned)		Enrollment Ongoing	300 mg/m2
Na	60.0	3 (planned)		To be initiated subject to evaluation of 50mg/m2 dose	360 mg/m2

*Revised based on discussions with FDA **Cohorts 2 and 3 were expanded to allow for patient demand and to gather additional data on CNS metastases patients.

Patients being enrolled in our current clinical trial have a growing brain tumor that has failed to respond to any other approved treatment.  The correlation between tumor progression and death in this patient population is well documented.  Therefore, our interim results demonstrating that VAL-083 can either stabilize disease progression by halting tumor growth or shrink the tumor are expected to result in longer patient survival and improved quality of life.

During the remainder of 2014 we plan to continue our clinical trials with VAL-083 as a potential treatment for GBM patients who have failed other therapies.  Currently, there is no approved therapy for these patients. The goal of the current trial is to establish a modernized dosing regimen for advancement into registration directed trials in the United States as a potential new therapy for the treatment of refractory GBM.

We anticipate that the registration trial will be a Phase II open-label trial with radiographic response and overall survival as the primary endpoints.   The size, design and timing of initiation of the registration-directed clinical trial will depend on completion of the current dose-escalation study and discussions with the FDA.  The final dose selected by the safety and tolerability of our modernized dosing regimen as we achieve a maximum tolerated dose.  Once this dose is achieved we plan to request a guidance meeting with the FDA to discuss our proposed registration trial design.  Data from the registration-directed trial will form the basis of our application for FDA approval.  Our overall goal remains to complete registration-directed clinical trials with VAL-083 and to seek FDA approval as a new therapy for refractory glioblastoma in the timeliest manner possible.  Based on our current financial resources, initiation of the registration trial will require additional funding to support the expanded clinical operations necessary to conduct and manage the study.

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

We plan to establish a strong scientific and clinical rationale to support out-licensing activities to unlock the potential value of the drug in partnership with larger pharmaceutical companies with the resources and commercial infrastructure to effectively develop and launch a lung cancer product.  We presented non-clinical data which supports the potential utility of VAL-083 in the context of modern lung cancer therapy at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Annual Meeting in November 2013 and at the AACR Annual Meeting in April 2014 in support of this strategy.

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

Intellectual Property and Patents

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

In addition to new patent filings, we intend to seek orphan drug protection and other statutory protection for our intellectual property.  In February, 2012, we announced that VAL-083 has been granted Orphan Drug protection for the treatment of glioma, including GBM by the FDA in the United States.  In January 2013, the EMA granted Orphan Drug protection to VAL-083.  The orphan drug designation means that we may sell VAL-083 as a treatment for GBM without competition for seven years in the United States and for ten years in the European Union following market approval, in respect of a medicinal product containing a similar active substance for the same indication.

Drugs granted orphan drug protection generally follow the same regulatory development path as any other pharmaceutical product. However, incentives such as scientific advice and reduction or waiver of registration fees and access to specialized grant funding may be available to support and accelerate development of orphan drug candidates.

Developing Partnerships with Pharmaceutical Companies

Guangxi Wuzhou Pharmaceutical Company

Pursuant to a memorandum of understanding and collaboration agreement, dated October 25, 2012, we have established a strategic collaboration with Guangxi Wuzhou Pharmaceutical Company (“Guangxi Wuzhou Pharmaceuticals”), a subsidiary of publicly traded Guangxi Wuzhou Zhongheng Group Co., Ltd. (SHG:  600252) (the “Guangxi Agreement”).   VAL-083 is approved for the treatment of chronic myelogenous leukemia (CML) and lung cancer in China and Guangxi Wuzhou Pharmaceuticals is the only manufacturer licensed by the Chinese State Food and Drug Administration to produce the product for the China market.  Through the Guangxi Agreement, we obtain drug product for our VAL-083 clinical trials in the United States and we have also secured certain commercial rights in China.

Pursuant to the Guangxi Agreement, we granted to Guangxi Wuzhou Pharmaceuticals a royalty-free license to certain of our intellectual property, as it relates to quality control and drug production methods for VAL-083, and we  agreed that Guangxi Wuzhou Pharmaceuticals will be our  exclusive supplier of VAL-083 for clinical trials and commercial sales, subject to Guangxi Wuzhou Pharmaceuticals obtaining and maintaining cGMP certification by the FDA, EMA or other applicable regulatory agencies, and Guangxi Wuzhou Pharmaceuticals being able to meet volumes ordered by us.  The Company and Guangxi Wuzhou Pharmaceuticals will work together to ensure the product specifications meet global standards in order to accelerate international development and regulatory approval.  Subject to meeting and maintaining required regulatory certification, Guangxi Wuzhou Pharmaceuticals will be our exclusive supplier of DAG for injection for clinical development and commercial sales.

This Guangxi Agreement also provides us with certain exclusive commercial rights related to drug supply.  Specifically, the Guangxi Agreement establishes an exclusive supply relationship between us and Guangxi Wuzhou Pharmaceuticals to include the Chinese market and all markets outside China.  Guangxi Wuzhou Pharmaceuticals agreed that it may not sell VAL-083 for markets outside of China to any other purchaser other than us. In addition, Guangxi Wuzhou Pharmaceuticals granted us a pre-emptive right in China (subject to our acceptance of proposed sales volume and prices) to purchase VAL-083 produced by Guangxi Wuzhou Pharmaceuticals.

Our collaboration with Guangxi Wuzhou Pharmaceuticals positions us with the potential to generate revenue through product sales or royalties for its approved indications in China while we seek global approval in new indications.

Our strategy in China is to work in collaboration with Guangxi Wuzhou Pharmaceuticals and globally recognized clinical investigators to develop new clinical and non-clinical data in collaboration with leading cancer researchers.  We believe these data, if favorable, will allow the repositioning and sales growth of VAL-083 in the China market under its approved indications and provide us with clinical proof-of-concept to support global development of VAL-083 for the treatment of hematologic cancers and lung cancer.

We and Guangxi Wuzhou Pharmaceuticals have formed a clinical advisory board to oversee clinical studies.  Under the terms of the Guangxi Agreement, Guangxi Wuzhou Pharmaceuticals will provide funding support for clinical trials conducted in China and we are responsible for development and commercialization. We anticipate establishing sales channels in China through a third-party marketing partner for in collaboration with Guangxi Wuzhou Pharmaceuticals in order to obtain sales or royalty revenue from that market.

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

The protection of intellectual property rights in China (where VAL-083 is manufactured pursuant to the Guangxi Agreement with the only manufacturer presently licensed by the CFDA to produce the product for the China market, and where VAL-083 is approved for the treatment of CML and lung cancer) is relatively weak compared to the United States, which may negatively affect our ability to generate revenue from VAL-083

Reverse Acquisition

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

Upon completion of the Reverse Acquisition DelMar (BC) became a wholly-owned subsidiary of the Company. As a result of the shareholders of DelMar (BC) owning a controlling interest in the Company subsequent to the Reverse Acquisition, for accounting purposes the transaction is a capital transaction with DelMar (BC) being the accounting acquirer even though the legal acquirer is Berry. No goodwill is recorded with respect to the transaction as it does not constitute a business combination. For accounting purposes, the transaction is reflected as a recapitalization of DelMar (BC) and consideration for the Reverse Acquisition was deemed to be the fair value of the shares that were issued by DelMar (BC) to acquire the net liabilities of Berry on January 25, 2013. The net identifiable liabilities of Berry on the Closing Date of the Reverse Acquisition were as follows:

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

Unit Offering

In connection with the Reverse Acquisition, on January 25, 2013, January 31, 2013, February 8, 2013, February 21, 2013, February 28, 2013, March 1, 2013, and March 6, 2013, the Company entered into and closed a series of subscription agreements with accredited investors (the “Investors”), pursuant to which the Company issued an aggregate of 13,125,002 Units at a purchase price of $0.80 per Unit, for aggregate gross proceeds of $10,500,000 (the “Private Offering”). Each Unit consists of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $0.80. The exercise price of the Investor Warrants is subject to adjustment in the event that the Company sells common stock at a price lower than the exercise price, subject to certain exceptions. The Investor Warrants are redeemable by the Company at a price of $0.001 per Investor Warrant at any time subject to the conditions that (i) the Company’s common stock has traded for twenty consecutive trading days with a closing price of at least $1.60 per share with an average trading volume of 50,000 shares per day and (ii) the underlying shares of common stock are registered.

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

The Company agreed to pay a warrant commission of 5% of the amount of funds raised by an agent upon the exercise of the Investor Warrants following such redemption.

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

During the six months ended June 30, 2014

The Company paid total cash compensation to its officers of $192,000.

Included in accounts payable at June 30, 2014 is an aggregate amount owing of $54,960 to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

The Company also has a loan payable of $276,439, including aggregate accrued interest of $26,439, due to Valent. The Company accrued $4,067 of interest on this loan during the six months ended June 30, 2014.  The loan was previously payable on demand but is now a five year term loan due, along with all accrued interest, on June 30, 2019.  One of the directors and officers of the Company is also a Principal of Valent. As a result of the Company not expecting to repay Valent within the next twelve months, the balance of the loan and accrued interest has been disclosed as a long-term liability.

The Company recorded $48,500 in directors’ fees.

During the six months ended June 30, 2013

The Company paid total cash compensation to its officers of $220,704.

The Company accrued $3,947 of interest on its loan payable to Valent.

On January 25, 2013, in connection with the Reverse Acquisition, the Company issued to Valent 1,150,000 shares of common stock in exchange for Valent reducing certain future royalties under the Assignment Agreement. As a result of the share issuance the Company has recognized an expense of $598,000 for the six months ended June 30, 2013.

The Company recorded $15,000 in directors’ fees.

During the year ended December 31, 2013

The Company paid total cash compensation to its officers of $454,549.

Included in accounts payable at December 31, 2013 is an aggregate amount owing of $65,023 to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

Included in related party payables at December 31, 2013 is an amount of $44,007 relating to clinical development costs incurred by Valent on behalf of the Company.  Additionally, the Company also has a loan payable of $272,372, including accrued interest of $22,372, due to Valent. One of the directors and officers of the Company is also a Principal of Valent. As a result of the Company not expecting to repay Valent within the next twelve months, the balance of the loan and accrued interest has been disclosed as a long-term liability.

On January 25, 2013, in connection with the Reverse Acquisition, the Company issued to Valent 1,150,000 shares of common stock of the Company in exchange for Valent reducing certain future royalties under the Assignment Agreement. As a result of the share issuance the Company has recognized an expense of $598,000 for the year ended December 31, 2013.

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

Also included in related party payables December 31, 2012 is an amount of $314,119 relating to clinical development costs incurred by Valent on behalf of the Company. On April 30, 2012, Valent was issued 500,000 common shares for partial settlement of the Company’s accounts payable balance with Valent. The total settlement amount was $253,050. Additionally, the Company has a loan payable, including accrued interest, of $264,352 due to Valent.

Through a Company owned by one of the Company’s directors, a $25,000 retainer was paid pursuant to the unit financing completed by the Company. The $25,000 is included in accounts payable at December 31, 2012.

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

During the year ended December 31, 2013, 221,000 of these warrants were exercised for no additional consideration for 221,000 shares of common stock.  As a result, $241,715 of the derivative liability has been reclassified to equity.    During the six months ended June 30, 2014, 20,000 of these warrants were exercised for no additional consideration for 20,000 shares of common stock with $17,600 of the derivative liability being reclassified to equity.  The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

On January 25, 2014 the remaining 2,169,000 of these warrants expired.  All of the CDN $0.50 warrants outstanding at December 31, 2013 have now either been exercised or have expired as at June 30, 2014.

The warrants that were outstanding at December 31, 2013 were re-valued at December 31, 2013 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility – 72.8%, risk free rate - 0.09% and a term of one month.

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

During the six months ended June 30, 2014, 277,313 warrants were exercised at $0.80 per warrant for 277,313 shares of common stock.  The Company received proceeds of $221,850 from the exercise.  As a result, $126,064 of the derivative liability has been reclassified to equity.

On June 6, 2014, pursuant to election to exercise warrants agreements the Company reduced the Investor Warrant exercise price from $0.80 to $0.65 per share for warrants to purchase 3,652,211 shares of the Company’s common stock and in accordance with the agreements, the holders of the Investor Warrants exercised the Investor Warrants for cash at the foregoing reduced exercise price. The Company received net proceeds of $2,255,240 after paying a 5% warrant agent fee of $118,697.  As a result, $984,484 of the derivative liability has been reclassified to equity.

All Investor Warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

On June 9, 2014, as amended on June 26, 2014 and July 10, 2014 the Company filed a tender offer statement with the Securities and Exchange Commission with respect to certain Investor Warrants to purchase common stock of the Company to provide the holders thereof with the opportunity to amend and exercise their warrants, upon the terms and subject to the conditions set forth in the Company’s tender offer statement.  Pursuant to the tender offer, the Company offered to amend Investor Warrants to purchase an aggregate of 9,195,478 shares of common stock (the “Offer to Amend and Exercise”).  There was no minimum participation requirement with respect to the Offer to Amend and Exercise.

Pursuant to the Offer to Amend and Exercise, the Investor Warrants subject to the tender offer were amended (the “Amended Warrants”) to: (i) reduce the exercise price of the Investor Warrants from $0.80 per share to $0.65 per share of common stock in cash, (ii) shorten the exercise period of the Investor Warrants so that they expire concurrently with the expiration of the Offer to Amend and Exercise at 5:00 p.m. (Pacific Time) on July 28, 2014, as may be extended by the Company in its sole discretion (“Expiration Date”), (iii) delete the price-based anti-dilution provisions contained in the Investor Warrants, (iv) restrict the ability of the holder of shares issuable upon exercise of the Amended Warrants to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any of such shares without the prior written consent of the Company for a period of time twenty (20) days after the Expiration Date (the “ Lock-Up Period ”); and (v) provide that a holder, acting alone or with others, will agree not to effect any purchases or sales of any securities of the Company in any “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Exchange Act, or any type of direct and indirect stock pledges, forward sale contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) or similar arrangements, or sales or other transactions through non-U.S. broker dealers or foreign regulated brokers through the expiration of the Lock-Up Period..

Upon the expiry of the Offer to Amend and Exercise on August 8, 2014, 762,227 Amended Warrants were exercised for net proceeds of $470,676 after payment of a 5% warrant agent fee of $24,772.  As a result, 8,433,251 Investor Warrants remain outstanding under their original terms subsequent to the tender offer.

The Investor Warrants outstanding at June 30, 2014 have been re-valued at June 30, 2014 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 75%, risk free rate - 1.19% and a term of approximately 3.5 years.

Dividend Warrants

As a result of the Reverse Acquisition, warrants that Berry issued pursuant to a warrant dividend became warrants of the Company (the “Dividend Warrants”). The Dividend Warrants are exercisable at $1.25 per share until January 24, 2018. The Dividend Warrants will only be exercisable at such times as the underlying shares of common stock are registered. The Dividend Warrants will be redeemable by the Company at a price of $0.001 per Dividend Warrant at any time commencing 18 months following the date of issuance subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $2.50 per share and (ii) the underlying shares of common stock are registered. Subject to the conditions set forth therein, the Dividend Warrants may be redeemed by the Company upon not less than ninety (60) days nor more than ninety (90) days prior written notice.

The Dividend Warrants have been measured at fair value at June 30, 2014 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility - 75%, risk free rate - 1.19% and a term of approximately 3.5 years.

Warrants issued for services

During the year ended December 31, 2013 the Company issued 300,000 warrants for services.  The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years.  The Company has recognized $124,020 in expense in the consolidated statement of operations.

The warrants have been measured at fair value at their issue date of June 30, 2014 using a simulated probability valuation model using the following assumptions:  dividend rate - 0%, volatility -76%, risk free rate - 1.38% and a term of approximately 4.25 years.

The Company’s derivative liability is summarized as follows:

	June 30, 2014 $	December 31, 2013 $	December 31, 2012 $

Opening balance	4,402,306	121,000	106,146

Issuance of units	-	3,681,372	333,356
Dividend warrant liability acquired on reverse acquisition	-	2,041,680	-
Warrants issued for services	-	124,020	-
Change in fair value of unexercised warrants	166,388	(1,324,051)	(318,502)
Change in fair value due to tender offer	(111,179)	-	-
Reclassification to equity upon exercise of warrants	(1,128,148)	(241,715)	-

Closing balance	3,329,367	4,402,306	121,000

Selected Annual Information

The financial information reported here in has been prepared in accordance with US GAAP. The Company’s functional currency at June 30, 2014 is the USD. The following table represents selected financial information for the Company as of June 30, 2014, December 31, 2013 and December 31, 2012.

Selected Balance Sheet Data
	June 30, 2014 $	December 31, 2013 $	December 31, 2012 $

Cash and cash equivalents	4,759,711	4,136,803	17,782
Working capital (deficiency)	4,704,044	4,069,261	(942,562)
Total Assets	5,003,910	4,318,748	182,830
Derivative liability	3,329,367	4,402,306	121,000
Total shareholders’ equity (deficiency)	880,479	(817,978)	(1,327,914)

Selected Statement of Operations Data

For the Six Months Ended:

	June 30,	June 30,
	2014	2013
	$	$

Research and development	992,922	1,216,359
General and administrative	1,756,859	2,574,757
Change in fair value of derivative liability	166,388	7,142,775
Change in fair value of derivative liability due to tender offer	(111,179)	-
Derivative issuance costs	-	2,713,220
Foreign exchange (gain) loss	(9,382)	(28,933)
Shares issued for Valent royalty reduction	-	598,000
Interest expense	4,067	3,947
Interest income	(767)	(1,180)
Loss from operations	2,798,908	14,218,945
Weighted average number of shares outstanding	32,468,861	27,727,845
Loss per share	(0.09)	(0.51)

For the Years Ended:

	December 31, 2013 $	December 31, 2012 $

Research and development	2,342,654	1,550,490
General and administrative	3,952,307	1,154,604
Change in fair value of derivative liability	(1,324,051)	(318,502)
Derivative issuance costs	2,713,220	24,742
Foreign exchange (gain) loss	3,030	(18,492)
Shares issued for Valent royalty reduction	598,000	-
Interest expense	8,020	7,521
Interest income	(2,491)	-
Loss from operations	8,280,689	2,400,363
Weighted average number of shares outstanding	29,667,324	13,232,349
Loss per share	(0.28)	(0.18)

Expenses net of share-based payments

The following table discloses research and development, and general and administrative expenses net of share-based payment expenses.

	June 30, 2014 $	June 30, 2013 $	December 31, 2013 $	December 31, 2012 $

Research and development	992,922	1,216,359	2,342,654	1,550,490
Share-based payments included in research and development	(144,587)	(309,136)	(568,725)	(866,111)
Research and development net of share-based compensation	848,335	907,223	1,773,929	684,379

General and administrative	1,756,859	2,574,757	3,952,307	1,154,604
Share-based payments included in general and administrative	(749,078)	(1,211,351)	(1,702,061)	(493,652)
General and administrative net of share-based compensation	1,007,781	1,363,406	2,250,246	660,952

Comparison of the six months ended June 30, 2014 and June 30, 2013

	Six Months Ended
	June 30, 2014 $	June 30 2013 $	Change $	Change %

Research and development	992,922	1,216,359	(223,437)	(18)
General and administrative	1,756,859	2,574,757	(817,898)	(32)
Change in fair value of derivative liability	166,388	7,142,775	(6,976,387)	(98)
Change in fair value of derivative liability due to tender offer	(111,179)	-	(111,179)	(100)
Shares issued to Valent for future royalty reduction	-	598,000	(598,000)	(100)
Derivative issue costs	-	2,713,220	(2,713,220)	(100)
Foreign exchange (gain) loss	(9,382)	(28,933)	19,551	(68)
Interest expense	4,067	3,947	120	3
Interest income	(767)	(1,180)	413	(35)
Net loss	2,798,908	14,218,945	(11,420,037)

Research and Development

Research and development expenses decreased to $992,922 for the six months ended June 30, 2014 from $1,216,359 for the six months ended June 30, 2013.  Share-based payments attributable to research and development were $144,587 in the six months ended June 30, 2014 compared to $309,136 for the six months ended June 30, 2013.  In relation to research and development expenses during the six months ended June 30, 2014 and 2013 the Company incurred share-based payments relating to stock options expense only.  The decrease in share-based payments in relation to research and development was due to a reduction in the Company’s share price between periods.

After considering the impact of share-based payments, research and development expenses decreased in the six months ended June 30, 2014 to $848,335 from $907,223 for the six months ended June 30, 2013.

The largest component of research and development for both the six months ended June 30, 2014 and 2013 was clinical development costs as the Company continued with its Phase I/II clinical trial with VAL-083 in GBM.  The clinical development costs were slightly lower in the current period compared to the prior period due to several factors. Due to the timing of patient enrollment and due to the fact cohorts 2 and 3 completed in 2013 were expanded beyond the planned three patients, direct clinical costs were lower in the current period than the prior period.  In addition, the Company began a back-up manufacturing campaign during the six months ended June 30, 2013 which resulted in higher costs in the prior period compared to the current period.  Partially offsetting these items were higher costs in the current period for protocol development as we plan for our registration trial.  Intellectual property expenses were lower in the six months ended June 30, 2104 compared to the six months ended June 30, 2013 due to timing as intellectual property costs vary considerably depending on where we are in the patent process.  During the six months ended June 30, 2014 the Company commenced several nonclinical studies resulting in higher expenses compared to the prior period.

General and Administrative

General and administrative expenses were $1,756,859 for the six months ended June 30, 2014 compared to $2,574,757 for the six months ended June 30, 2013.  The decrease was partially attributable to a decrease in share-based payments to $749,078 in the six months ended June 30, 2014 compared to $1,211,351 for the six months ended June 30, 2013.  In relation to general and administrative expenses during the six months ended June 30, 2014 and 2013 the Company incurred share-based payments relating to stock options and to shares issued for services.  The decrease in share-based payments in relation to general and administrative was due to a reduction in the Company’s share price between periods.

After considering the impact of share-based payments, general and administrative expenses decreased in the six months ended June 30, 2014 to $1,007,781 from $1,363,406 for the six months ended June 30, 2013. The principal reason for the decrease was due to professional fees.  During the six months ended June 30, 2013 the Company incurred professional fees related to the Company’s Reverse Acquisition and the preparation and filing of the Company’s Registration Statement on Form S-1.  A significant portion of the accounting and legal fees related to the Reverse Acquisition were expensed as they did not quality as direct share issue costs.  The fees and expenses for professional fees for the Reverse Acquisition were one-time fees that have not been incurred in the current period. Personnel costs have also decreased in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to lower amounts paid to Company management.  Partially offsetting the impact of lower professional fees and personnel costs are higher costs related to insurance and investor relations activities related to press releases, attendance at conferenced and other public awareness activities.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss.  The balance recognized during the six months ended June 30, 2014 was due to a decrease in the Company’s share price between the date the warrants were issued and June 30, 2014 which was the revaluation date.  In addition, 3,929,524 Investor Warrants were exercised during the period resulting in fewer Investor Warrants being subjected to revaluation.

The Company recognized a loss of $166,388 for the six months ended June 30, 2014 compared to a loss of $7,142,775 from the change in fair value of the derivative liability at June 30, 2013.  In addition, the Company recognized a gain of $111,179 in relation to the revaluation due to the terms of the tender offer.

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

Derivative issue costs

The proceeds from the $0.80 unit offering have been allocated between common stock and derivative liability based on the respective fair values of the shares of common stock and the warrants on the issuance date.  Additionally, the unit issue costs have also been allocated between common stock and derivative liability on the same pro rata basis as the proceeds.  The portion of the issue costs allocated to the derivative liability has been expensed in the consolidated statement of operations and comprehensive loss.  The Company recognized $2,713,220 in derivative issue costs for the six months ended June 30, 2013.  There was no derivative issue costs recognized for the six months ended June 30, 2014.

Foreign Exchange Gain

The Company’s functional currency at June 30, 2013 is the USD but the Company incurs a portion of its expenses in CDN.  The translation gains and losses are reported in other comprehensive loss/income.

The Company recognized a foreign exchange gain of $9,382 for the six months ended June 30, 2014 compared to a gain of $28,933 for the six months ended June 30, 2013.  The change was due to changes in the exchange rates between the CDN and the USD and to varying levels of CDN accounts payable.

Interest Expense

Pursuant to a loan agreement dated February 3, 2011, the Company has received a loan from Valent in the amount of $250,000 for the purchase of the prototype drug product. The loan was previously payable on demand but is now a five year term loan due, along with all accrued interest, on June 30, 2019.  As a result of the loan payable the Company recognized $4,067 and $3,947 respectively in accrued interest for the six months ended June 30, 2014 and 2013.

Comparison of the year ended December 31, 2013 and 2012

	Years Ended
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

After considering the impact of share-based payments research and development expenses increased in the year ended December 31, 2013 to $1,773,929 from $684,379 for the year ended December 31, 2012.   The largest component of research and development for the year ended December 31, 2013 was clinical development costs as the Company continued with its Phase I/II clinical trial with VAL-083.  The clinical development costs were higher in 2013 compared to the prior period largely due to the timing of patient enrollment.  Additionally, personnel, intellectual property, and travel costs were all higher during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Personnel costs have increased due to the officers and directors of the Company being compensated with cash during the year ended December 31, 2013 while during the year ended December 31, 2012 a portion of management compensation was in the form of units.  Intellectual property costs increased in 2013 as a result of the Company becoming more active in filing and advancing its patents compared to the prior year.  Travel increased in 2013 compared to 2012 as a result of increased travel to scientific and medical conferences to present data and meet with potential collaborators.

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

Personnel, and office and sundry increased in 2013 compared to the prior year.   Personnel costs increased due to the officers and directors being compensated with cash in the year ended December 31, 2013 while in the year ended December 31, 2012 a portion of management compensation was in the form of units.    In addition, as a result of the Company becoming a public entity, additional officers joined the Company during 2013.  Office and sundry increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 largely due an increase in filing and related fees. As a result of the Reverse Acquisition the Company become a public company and began filing obligations with various regulatory authorities.

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

The Company recognized a gain of $1,324,051 from the change in fair value of the derivative liability for the year ended December 31, 2013 compared to a gain of $318,502 for the year ended December 31, 2012.  Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability.   As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to experience large fluctuations.

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

Liquidity and Capital Resources

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

	June 30, 2014 $	June 30, 2013 $	Change $	Change %

Cash used in operating activities	(1,857,842)	(3,374,310)	1,516,468	(45)
Cash flows from financing activities	2,480,750	9,639,520	(7,158,770)	(74)

Operating Activities

Net cash used in operating activities decreased to $1,857,842 for the six months ended June 30, 2014 from $3,374,310 for the six months ended June 30, 2013.  The decrease was largely the result of a decrease in the net loss to $2,798,908 for the six months ended June 30, 2014 compared to $14,218,945 for the six months ended June 30, 2013.  The lower net loss in the current period was partially offset by several non-cash items incurred during the six months ended June 30, 2013 totaling $11,466,217 relating to accrued loan interest, change in fair value of the derivative liability, shares issued to Valent for a future royalty reduction, non-cash derivative issue costs and share-based payments.  The non-cash items for the six months ended June 30, 2014 totaled $952,941 and consisted of accrued loan interest, change in fair value of the derivative liability, and share-based payments.  The most significant changes in non-cash working capital for the six months ended June 30, 2014 were an outflow of $63,744 related to an increase in prepaid expenses, an outflow of $54,070 for a reduction in related party payables, and an inflow of $104,449 related to an increase in accounts payable and accrued liabilities.  For the six months ended June 30, 2013 there were outflows of $246,388 and $211,315 from the payment of accounts payable and accrued liabilities, and related party payables respectively.  In addition, in the prior period there was an outflow due to an increase in prepaid expenses of $192,484.

As a result of the Company’s expectations as to the timing of the repayment of the Valent loan, the Company has presented the full loan and accrued interest balance as a long-term liability at June 30, 2014, and December 31, 2013 and 2012.

Financing Activities

The Company received gross proceeds of $2,599,447 from the exercise of warrants during the six months ended June 30, 2014.  The Company paid a 5% warrant agent commission of $118,697 on the exercise of certain Investor Warrants resulting in net proceeds of $2,480,750.  During the six months ended June 30, 2013 the Company received $9,639,520 in net proceeds from the issuance of units in relation to the Reverse Acquisition. The net cash proceeds from the issuance of units were $8,575,000.  However, as a result of a portion of the unit proceeds and issue costs being accounted for as a derivative liability the net proceeds on the consolidated statement of cash flows is $9,639,520.  During the six months ended June 30, 2013 certain of the additional closing costs related to the issuance of units were not eligible to be treated as share issue costs and as a result they have been expensed.  Net unit proceeds per the consolidated statement of cash flows for the six months ended June 30, 2013 include gross unit proceeds less cash issue costs attributable to the shares only.  The portion of the unit issue costs attributable to the derivative liability has been expensed.

Year ended December 31, 2013 compared to the year ended December 31, 2012

	December 31, 2013 $	December 31, 2012 $	Change $	Change %

Cash used in operating activities	(5,520,499)	(578,035)	(4,942,464)	855
Cash flows from financing activities	9,639,520	580,799	9,058,721	1,560

Operating Activities

Net cash used in operating activities increased to $5,520,499 for the year ended December 31, 2013 from $578,035 for the year ended December 31, 2012.  The increase was largely the result of an increase in the net loss to $8,290,689 for the year ended December 31, 2013 compared to $2,400,363 for the year ended December 31, 2012.  Partially offsetting the impact on cash of the higher net loss were non-cash items totaling $3,753,763 incurred in the current year consisting of accrued loan interest, change in fair value of the derivative liability, warrants issued for services, shares issued to Valent for a future royalty reduction, non-cash derivative issue costs and share-based payments.  The non-cash items for the year ended December 31, 2012 totaled $1,048,782 and consisted of accrued loan interest, change in fair value of the derivative liability, units issued for services, warrants issued for services, and share-based payments.  The largest changes in non-cash working capital for the year ended December 31, 2013 were outflows of $546,889 and $329,016 from the payment of accounts payable and accrued liabilities, and related party payables respectively.  In the year ended December 31, 2012 there was an inflow of $865,007 from an increase accounts payable and accrued liabilities and an outflow of $70,183 from a reduction in related party payables.  Additionally, during the year ended December 31, 2013 and 2012 there were respective outflows of $142,105 and $14,581 from increases in prepaid expenses.

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

Operating Capital and Capital Expenditure Requirements

For the six-month period ended June 30, 2014, the Company reported a loss of $2,798,908 and an accumulated deficit of $18,663,414 at that date. As at June 30, 2014, the Company has cash and cash equivalents on hand of $4,759,711. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a great degree of uncertainty with respect to the expenses the Company will incur in executing its business plan. In addition, the Company has not begun to commercialize or generate revenues from any product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern (note 8) in the medium to longer term. On June 6, 2014 and on August 8, 2014 the Company received an aggregate $2,725,916 in net proceeds from the exercise of warrants. We believe, based on our current estimates, that we will be able to fund our operations until at least the end of December 2015.

There is no assurance that our cost estimates will prove to be accurate or that unforeseen events, problems or delays will not occur that would require us to seek additional debt and/or equity funding. The ability of the Company to meet its obligations and continue the research and development of its product candidate is dependent on its ability to continue to raise adequate financing. There can be no assurance that such financing will be available to the Company in the amount required at any time or for any period or, if available, that it can be obtained on terms satisfactory to the Company. The Company may tailor its drug candidate program based on the amount of funding the Company raises.

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

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s consolidated financial statements for the period ended June 30, 2014.  While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

●	Shares for services
●	Stock options
●	Derivative liability

Shares for services

The Company has issued equity instruments for services provided by employees and nonemployees. The equity instruments are valued at the fair value of the instrument granted (see notes 8 and 9 of the consolidated financial statements for assumptions).

In prior periods the Company transferred shares from the DelMar Employee Share Purchase Trust (the “Trust”) to consultants and management in exchange for services rendered to the Company. The Company recognizes the fair value of the shares transferred as an expense with a corresponding increase in common stock. The shares reserved for issuance to consultants and management that are held by the Trust are included in the financial statements at year end. There are no other assets in the Trust. The number of shares outstanding for issue from the Trust at June 30, 2014, December 31, 2013 and 2012 is nil.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 8. Financial Statements.

DelMar Pharmaceuticals, Inc.

Consolidated Financial Statements
June 30, 2014
(in US dollars unless otherwise noted)

Report of Independent Registered Public Accounting Firm

To the Shareholders of DelMar Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets and changes in stockholders’ equity (deficiency) of DelMar Pharmaceuticals, Inc. (the company) as of June 30, 2014, December 31, 2013 and December 31, 2012, and the related consolidated statements of operations and comprehensive loss and cash flows for the six month periods ended June 30, 2014 and 2013 and for each of the years in the three years ended December 31, 2013. Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DelMar Pharmaceuticals, Inc. as of June 30, 2014 and December 31, 2013 and 2012 and the results of its operations and its cash flows for the six months ended June 30, 2014 and 2013 and each of the years in the three years ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

Signed “PricewaterhouseCoopers LLP”

Chartered Professional Accountants
Vancouver, BC
August 28, 2014

DelMar Pharmaceuticals, Inc.
Consolidated Balance Sheet

(in US dollars unless otherwise noted)

	Note		June 30, 2014 $	December 31, 2013 $	December 31, 2012 $

Assets

Current assets
Cash and cash equivalents			4,759,711	4,136,803	17,782
Taxes and other receivables	6		9,572	11,062	45,499
Prepaid expenses			234,627	170,883	28,778
Deferred costs	9	(f)	-	-	90,771

			5,003,910	4,318,748	182,830

Liabilities

Current liabilities
Accounts payable and accrued liabilities	7		244,906	140,457	677,615
Related party payables	10		54,960	109,030	447,777

			299,866	249,487	1,125,392

Loan payable to Valent	5		276,439	272,372	264,352

Stock option liability	9		217,759	212,561	-

Derivative liability	8		3,329,367	4,402,306	121,000

			4,123,431	5,136,726	1,510,744

Stockholders’ Equity (Deficiency)

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
1 share outstanding at June 30, 2014
(December 31, 2013 - 1; December 31, 2012 - nil)	9		-	-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value
35,992,343 issued at June 30, 2014 (December 31, 2013 - 31,534,819; December 31, 2012 - 13,050,000)	9		35,992	31,535	13,050

Additional paid-in capital	9		13,286,278	8,791,715	2,326,885

Warrants	9		6,200,445	6,202,100	153,106

Accumulated deficit			(18,663,414)	(15,864,506)	(3,842,133)

Accumulated other comprehensive income			21,178	21,178	21,178

			880,479	(817,978)	(1,327,914)

			5,003,910	4,318,748	182,830

Nature of operations and liquidity risk (note 2)

Commitments and contingencies (note 12)

Subsequent events (note 14)
The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.
Consolidated Statement of Operations and Comprehensive Loss

(in US dollars unless otherwise noted)

	Note	Six months ended June 30, 2014 $	Six months ended June 30, 2013 $	Year ended December 31, 2013 $	Year ended December 31, 2012 $

Expenses
Research and development		992,922	1,216,359	2,342,654	1,550,490
General and administrative		1,756,859	2,574,757	3,952,307	1,154,604

		2,749,781	3,791,116	6,294,961	2,705,094

Other (income) loss
Change in fair value of derivative liability	8	166,388	7,142,775	(1,324,051)	(318,502)
Issuance of shares to Valent for future royalty reduction		-	598,000	598,000	-
Change in fair value of derivative liability due to tender offer	8	(111,179)	-	-	-
Derivative issuance costs		-	2,713,220	2,713,220	24,742
Foreign exchange (gain) loss		(9,382)	(28,933	3,030	(18,492)
Interest expense	5	4,067	3,947	8,020	7,521
Interest income		(767)	(1,180)	(2,491)	-

		49,127	10,427,829	1,995,728	(304,731)

Loss for the period		2,798,908	14,218,945	8,290,689	2,400,363

Basic and diluted loss per share		(0.09)	(0.51)	(0.28)	(0.18)

Weighted average number of shares		32,468,861	27,727,845	29,667,324	13,232,349

Comprehensive loss
Net loss		2,798,908	14,218,945	8,290,689	2,400,363

Other comprehensive loss (income)
Translation to US dollar presentation currency		-	-	-	21,121

Comprehensive loss		2,798,908	14,218,945	8,290,689	2,421,484

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)

(in US dollars unless otherwise noted)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Warrants $	Accumulated deficit $	Stockholders' equity (deficiency) $

Balance - December 31, 2011	9,059,375	9,059	513,279	42,299	-	(1,441,770)	(877,133)

Issuance of units net of cash issue costs (note 8)	4,400,000	4,400	1,358,172	-	-	-	1,362,572
Issuance of units for services (notes 8 and 10)	360,000	360	116,915	-	-	-	117,275
Units cancelled (note 8)	(3,000,000)	(3,000)	(938,813)	-	-	-	(941,813)
Reclassification from additional paid-in capital to warrants upon the issuance of warrants (note 9)	-	-	(103,727)	-	103,727	-	-
Issuance of warrants for services (note 9)	-	-	-	-	49,379	-	49,379
Issuance of shares for settlement of accounts payable (notes 9 and 10)	500,000	500	252,550	-	-	-	253,050
Shares issued from Del Mar Employee Share Purchase Trust for services - net (note 9(b))	1,590,625	1,591	780,255	-	-	-	781,846
Shares issued for services (note 9(h))	140,000	140	75,660	-	-	-	75,800
Stock-based compensation (note 9)	-	-	272,594	-	-	-	272,594
Comprehensive income for the year	-	-	-	(21,121)	-	-	(21,121)
Loss for the year	-	-	-	-	-	(2,400,363)	(2,400,363)

Balance - December 31, 2012	13,050,000	13,050	2,326,885	21,178	153,106	(3,842,133)	(1,327,914)

Effect of the Reverse Acquisition (note 4)	3,250,007	3,250	1,686,754	-	-	(3,731,684)	(2,041,680)
Issuance of units at $0.80 per unit from January 25 to March 6, 2013, net of cash issue costs (note 9(f))	13,125,002	13,125	5,854,252	-	-	-	5,867,377
Issuance of placement agent warrants as issue costs for the $0.80 unit issuance (note 9(f))	-	-	(4,087,586)	-	6,288,594	-	2,201,008
Issuance of common shares to Valent for future royalty reduction (note 9 (g))	1,150,000	1,150	596,850	-	-	-	598,000
Exercise of placement agent warrants (note 9)	123,810	124	239,476	-	(239,600)	-	-
Exercise of CA$0.50 unit warrants (notes 8 and 9)	221,000	221	241,494	-	-	-	241,715
Shares issued for services (note 9(h))	615,000	615	1,042,942	-	-	-	1,043,557
Stock-based compensation (note 9)	-	-	890,648	-	-	-	890,648
Loss for the year	-	-	-	-	-	(8,290,689)	(8,290,689)

Balance - December 31, 2013	31,534,819	31,535	8,791,715	21,178	6,202,100	(15,864,506)	(817,978)

Exercise of Investor Warrants net of cash issue costs (note 9)	3,929,524	3,929	2,473,161	-	-	-	2,477,090
Reclassification of derivative liability to equity upon exercise of Investor Warrants (note 8)	-	-	1,110,548	-	-	-	1,110,548
Exercise of CA$0,50 broker warrants (note 8)	8,000	8	4,751	-	(1,099)	-	3,660
Exercise of CA$0.50 unit warrants (notes 8 and 9)	20,000	20	17,580	-	-	-	17,600
Expiry of broker warrants (note 9)	-	-	556	-	(556)	-	-
Shares issued for services (note 9(h))	500,000	500	587,000	-	-	-	587,500
Stock-based compensation (note 9)	-	-	300,967	-	-	-	300,967
Loss for the period	-	-	-	-	-	(2,798,908)	(2,798,908)

Balance - June 30, 2014	35,992,343	35,992	13,286,278	21,178	6,200,445	(18,663,414)	880,479

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.
Consolidated Statement of Cash Flows

(in US dollars unless otherwise noted)

	Six months ended June 30, 2014 $	Six months ended June 30, 2013 $	Year ended December 31, 2013 $	Year ended December 31, 2012 $

Cash flows from operating activities
Loss for the period	(2,798,908)	(14,218,945)	(8,290,689)	(2,400,363)
Items not affecting cash
Accrued interest	4,067	3,947	8,020	7,521
Change in fair value of derivative liability	166,388	7,142,775	(1,324,051)	(318,502)
Change in fair value of derivative liability due to tender offer	(111,179)	-	-	-
Shares issued to Valent for royalty reduction	-	598,000	598,000	-
Non-cash derivative issue costs	-	2,201,008	2,201,008	-
Units issued for services	-	-	-	180,144
Warrants issued for patents	-	-	-	-
Warrants issued for services	-	-	124,020	49,379
Stock-based compensation	893,665	1,520,487	2,146,766	1,130,240
Prototype drug product	-	-	-	-

	(1,845,967)	(2,752,728)	(4,536,926)	(1,351,581)
Changes in non-cash working capital
Taxes and other receivables	1,490	28,605	34,437	(6,697)
Prepaid expenses	(63,744)	(192,484)	(142,105)	(14,581)
Accounts payable and accrued liabilities	104,449	(246,388)	(537,158)	865,007
Related party payables	(54,070)	(211,315)	(338,747)	(70,183)

	(1,857,842)	(3,374,310)	(5,520,499)	(578,035)

Cash flows from financing activities
Net proceeds from the exercise of warrants	2,480,750	-	-	-
Net proceeds from the issuance of units	-	9,639,520	9,639,520	671,570
Deferred costs	-	-	-	(90,771)
Net proceeds from the issuance of common shares	-	-	-	-

	2,480,750	9,639,520	9,639,520	580,799

Increase (decrease) in cash and cash equivalents	622,908	6,265,210	4,119,021	2,764

Cash and cash equivalents - beginning of period	4,136,803	17,782	17,782	15,018

Cash and cash equivalents - end of period	4,759,711	6,282,992	4,136,803	17,782

Supplementary information
Issuance of shares for the settlement of accounts payable (notes 7 and 10)	-	-	-	253,050
Issuance of units for the settlement of accounts payable (notes 8 and 10)	-	-	-	-
Non-cash share issuance costs (note 9)	-	6,288,594	6,288,594	-
Cashless exercise of Placement Agent Warrants (note 9)	-	-	239,600	-
Settlement of accounts payable with a loan payable (note 5)	-	-	-	-
Exercise of CA$0.50 warrants for no additional consideration (note 9)	17,600	-	241,715	-
Deferred costs (note 9(f))	-	90,771	90,771	-

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

1	Change in fiscal year end

On July 21, 2014, the Board of Directors of DelMar Pharmaceuticals, Inc. (“the Company”) approved a change in the Company’s fiscal year end from December 31 to June 30. As a result of this change, the Company has prepared consolidated financial statements for the six-month transition period ended June 30, 2014. References to any of the Company’s 2013 or earlier fiscal years mean the fiscal year ending December 31 of that calendar year.

2	Nature of operations and liquidity risk

Nature of operations

The Company is a Nevada corporation formed on June 24, 2009 under the name Berry Only Inc. Prior to the Reverse Acquisition (note 4), Berry did not have any significant assets or operations. DelMar Pharmaceuticals, Inc. is the parent company of Del Mar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), a British Columbia, Canada corporation incorporated on April 6, 2010, which is an early stage company with a focus on the development of drugs for the treatment of cancer. The Company is also the parent company to 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”). Callco and Exchangeco were formed to facilitate the Reverse Acquisition (note 4).

Pursuant to the Reverse Acquisition, the Company acquired (either directly or indirectly (through Exchangeco)) all of the issued and outstanding shares of DelMar (BC) on January 25, 2013 (note 4). As a result of the shareholders of DelMar (BC) owning a controlling interest in the Company subsequent to the Reverse Acquisition, for accounting purposes the transaction is a capital transaction with DelMar (BC) being the accounting acquirer even though the legal acquirer is Berry. Therefore, the historic financial statements of DelMar (BC) are presented as the comparative balances for the periods prior to the Reverse Acquisition.

References to the Company refer to the Company and its wholly-owned subsidiaries, DelMar (BC), Callco and Exchangeco. References to Berry relate to the Company prior to the Reverse Acquisition.

The Company is focused on the discovery and development of new medicines with the potential to treat cancer patients who have failed modern targeted or biologic therapy. The Company has initiated a clinical trial with its lead drug candidate VAL-083 for the treatment of refractory glioblastoma multiforme (“GBM”). The Phase I/II study is an open-label, single arm dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics and anti-tumor activity of VAL-083 in patients with histologically confirmed initial diagnosis of primary WHO Grade IV malignant glioma, now recurrent. Patients with prior low-grade glioma or anaplastic glioma are eligible to participate in the study, if histologic assessment of their condition demonstrates transformation to GBM.

The address of the Company’s administrative offices is Suite 720 - 999 West Broadway, Vancouver, British Columbia, V5Z 1K5 with clinical operations located at 3485 Edison Way, Suite R, Menlo Park, California, 94025.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

Liquidity risk

For the six-month period ended June 30, 2014, the Company reported a loss of $2,798,908 and an accumulated deficit of $18,663,414 at that date. As at June 30, 2014, the Company has cash and cash equivalents on hand of $4,759,711. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. The expenses to be incurred in developing and pursuing our Company’s business plan have a large degree of uncertainty. There is a great degree of uncertainly with respect to the expenses the Company will incur in executing its business plan. In addition, the Company has not begun to commercialize or generate revenues from any product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern (note 8) in the medium to longer term. On June 6, 2014 and on August 8, 2014 the Company received an aggregate $2,725,916 in net proceeds from the exercise of warrants. We believe, based on our current estimates, that we will be able to fund our operations until at least the end of December 2015.

There is no assurance that our cost estimates will prove to be accurate or that unforeseen events, problems or delays will not occur that would require us to seek additional debt and/or equity funding. The ability of the Company to meet its obligations and continue the research and development of its product candidate is dependent on its ability to continue to raise adequate financing. There can be no assurance that such financing will be available to the Company in the amount required at any time or for any period or, if available, that it can be obtained on terms satisfactory to the Company. The Company may tailor its drug candidate program based on the amount of funding the Company raises.

3	Significant accounting policies

Basis of presentation

The financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and are presented in United States dollars. The Company’s functional currency is the United States dollar.

The principal accounting policies applied in the preparation of these consolidated financial statements are set out below and have been consistently applied to all periods presented.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

Consolidation

The consolidated financial statements include the accounts of Del Mar Pharmaceuticals (BC) Ltd., Callco, and Exchangeco as of and for the period ended June 30, 2014. Inter-company balances and transactions have been eliminated on consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as at the end or during the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the derivative liability and the valuation of equity instruments issued for services. Further details of the nature of these assumptions and conditions may be found in the relevant notes to the consolidated financial statements.

a)	Fair value of derivative liability

The derivative is not traded in an active market and the fair value is determined using valuation techniques. The Company uses judgment to select a variety of methods to make assumptions that are based on specific management plans and market conditions at the end of each reporting period. The Company uses a fair value estimate to determine the fair value of the derivative liability. The carrying value of the derivative liability would be higher or lower as management estimates around specific probabilities change. The estimates may be significantly different from those recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of operations each reporting period. This is considered to be a Level 3 financial instrument.

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with maturities at the date of purchase of three months or less. Cash and cash equivalents are held at recognized Canadian and United States financial institutions. Interest earned is recognized in the consolidated statement of operations and comprehensive loss. In the year ended December 31, 2013, the Company received net proceeds from financing of $8,575,000. The Company has agreed not to use the proceeds from the financing to repay debt.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

Foreign currency translation

The functional currency of the Company at June 30, 2014 is the United States dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign-currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the consolidated statement of operations. Non-monetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in consolidated statement of operations and comprehensive loss for the period.

Adjustments arising from the translation of the Company’s financial statements to United States dollars for the periods ended December 31, 2012, 2011 and 2010 due to differences between average rates and balance sheet rates are recorded in other comprehensive income as for those periods the Company’s functional currency was the Canadian dollar. For those periods the financial statements have been presented in a currency other than the functional currency of the Company as management has determined that the US dollar is the common currency in which the Company’s peers, being international drug and pharmaceutical companies, present their financial statements. For presentation purposes the assets and liabilities of the Company for 2012, 2011, and 2010 have been translated to US dollars at exchange rates at the reporting date. The historical equity transactions have been translated using historical rates in effect on the date that each transaction occurred. The income and expenses are translated to US dollars at the average exchange rate for the period in which the transaction arose. Exchange differences arising are recognized in a separate component of equity titled accumulated other comprehensive income.

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

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

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

The Company’s financial instruments consist of cash and cash equivalents, taxes and other receivables, accounts payable and accrued liabilities, related party payables and derivative liability. The carrying values of cash and cash equivalents, taxes and other receivables, accounts payable and accrued liabilities and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

As quoted prices for the derivative liability are not readily available, the Company has used a simulated probability valuation model, as described in note 8 to estimate fair value. The derivative liability utilizes Level 3 inputs as defined above.

The Company has the following liabilities under the fair value hierarchy:

		June 30, 2014

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	3,329,367

		December 31, 2013

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	4,402,306

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

		December 31, 2012

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	121,000

Intangible assets

Under its assignment agreement with Valent Technologies LLC (“Valent”) (note 5) the Company has incurred certain costs relating to patents assigned to the Company. As the patents had not yet been assigned to the Company at December 31, 2011, the Company has expensed these costs for the year ended December 31, 2011.

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

Research and development costs (including clinical trial expenses)

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product research and development. Research and development expenses also include third-party development and clinical trial expenses noted bel0w. Such costs related to product research and development are included in research and development expense until the point that technological feasibility is reached, which for our products, is generally shortly before the products are approved by the relevant food and drug administration. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

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

Research and development costs are expensed in the period incurred. At June 30, 2014, and at December 31, 2013, and 2012, all research and development costs were expensed.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

Shares for services

The Company has issued equity instruments for services provided by employees and non-employees. The equity instruments are valued at the fair value of the instrument granted (see notes 8 and 9 for assumptions).

The Company has transferred shares from the DelMar Employee Share Purchase Trust (the “Trust”) (note 8) to consultants and management in exchange for services rendered to the Company. The Company recognizes the fair value of the shares transferred as an expense with a corresponding increase in common stock. The shares reserved for issuance to consultants and management that are held by the Trust are included in the financial statements at year end. There are no other assets in the Trust. The number of shares outstanding for issue from the Trust at June 30, 2014 is nil (2013 - nil; 2012 - nil; 2011 - 1,590,625) (note 9).

The shares transferred from the Trust have been valued using the fair value of the shares transferred. The Company used recent share transactions in order to determine the fair value of the shares transferred from the Trust.

Stock options

The Company accounts for these awards under Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. Compensation expense for unvested options to non-employees is revalued at each period end and is being amortized over the vesting period of the options. The determination of grant-date fair value for stock option awards is estimated using the Black-Scholes model, which includes variables such as the expected volatility of the Company’s share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including type of awards granted, employee class, and historical experience. Actual results and future estimates may differ substantially from current estimates.

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

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

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

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants and stock options are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding stock options and warrants. At June 30, 2014, potential common shares of 21,919,699 (2013 - 28,104,009, 2012 - 4,380,000) related to outstanding warrants and stock options were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

Segment information

The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company operates within a single operating segment being the research and development of cancer indications, and operates in one geographic area, being North America. All of the Company’s assets are located in either Canada or the United States.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

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

Accounting Standards Updates (“ASU”) 2014-10 Topic 915, Development Stage Entities

The objective of the guidance is to reduce cost and complexity in the financial reporting system by eliminating inception-to-date information from the financial statements of development stage entities. The new standard eliminates the concept of a development stage entity (“DSE”) from US GAAP. Therefore, the current incremental reporting requirements for a DSE, including inception-to-date information, will no longer apply. This standard is effective for annual reporting periods beginning after December 15, 2014. The Company has elected to early adopt this guidance effective with its June 30, 2014 consolidated financial statements.

ASU 3013-05 Topic 830, Accounting for Cumulative Translation Adjustments

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

ASU 2013-11 Topic 740, Accounting for Cumulative Translation Adjustments

The standard amends guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This is effective for public entities for years, and interim periods within those years, beginning after December 15, 2013.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

4	Reverse acquisition

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

Upon completion of the Reverse Acquisition, DelMar (BC) became a wholly-owned subsidiary of the Company. As a result of the shareholders of DelMar (BC) having a controlling interest in the Company subsequent to the Reverse Acquisition, for accounting purposes the transaction is a capital transaction with DelMar (BC) being the accounting acquirer even though the legal acquirer is Berry. No goodwill is recorded with respect to the transaction as it does not constitute a business combination. For accounting purposes, the transaction is reflected as a recapitalization of DelMar (BC) and consideration for the Reverse Acquisition was deemed to be the fair value of the shares that were issued by DelMar (BC) to acquire the net liabilities of Berry on January 25, 2013. The net identifiable liabilities of Berry on the Closing Date of the Reverse Acquisition were as follows:

$

Net liabilities (derivative liability)	2,041,680

The Company determined the fair value of the shares issued on the Reverse Acquisition to be $1,690,004. As a result of the Reverse Acquisition being treated as a recapitalization of DelMar (BC), the Company recognized the loss of $3,731,684 incurred upon the closing of the Reverse Acquisition as an adjustment to opening deficit in the consolidated statement of changes in stockholders’ equity (deficiency) at December 31, 2013.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

5	Valent Technologies LLC agreement

On September 12, 2010 the Company entered into a Patent Assignment Agreement (the “Assignment Agreement”) with Valent to acquire patents and the prototype drug product related to VAL-083. In accordance with the Assignment Agreement the Company paid $250,000 to acquire the prototype drug product. In addition, under certain circumstances Valent agreed to assign, convey and transfer to the Company all its right, title and interest in and to the patents in exchange for share purchase warrants. The Company will then be responsible for the further development and commercialization of VAL-083. Valent retains an option to reacquire certain intellectual property until a Financing Transaction is completed by the Company. Under the Assignment Agreement, a ‘Financing Transaction’ is defined as a cumulative equity or debt financing(s), or a merger, acquisition, amalgamation, reverse takeover or other combination, or any combination of the foregoing, cumulatively totaling at least $2,000,000. In accordance with the terms of the Assignment Agreement, Valent is entitled to receive a future royalty on revenues derived from the development and commercialization of VAL-083. In the event that the Company terminates the agreement, the Company may be entitled to receive royalties from Valent’s subsequent development of VAL-083 depending on the development milestones the Company has achieved prior to the termination of the Assignment Agreement.

On January 25, 2013, in connection with the Company’s Reverse Acquisition (note 4), the Company issued to Valent 1,150,000 shares of common stock, in exchange for Valent reducing certain future royalties under the Assignment Agreement.

Pursuant to a loan agreement dated February 3, 2011, the Company received a loan from Valent for $250,000 for the purchase of the prototype drug product. The loan is unsecured and bears interest at 3.00% per year. The balance of the loan payable, including accrued interest, at June 30, 2014 is $276,439 (2013 - $272,372; 2012 - $264,352), including accrued interest of $26,439 (2013 - $22,372; 2012 - $14,352). The loan was originally due on demand but is now a five year term loan due, along with all accrued interest, on June 30, 2019. As a result, the Company has presented the full loan and accrued interest balance as a non-current liability at June 30, 2014 and December 31, 2013 and 2012.

Pursuant to the Assignment Agreement with Valent, the Company agreed to issue warrants to Valent under certain circumstances. The financing completed by the Company that closed in February 2012 constituted a Financing Transaction under the terms of the Assignment Agreement and resulted in the Company issuing 500,000 warrants to Valent on February 1, 2012 at an exercise price of CA$0.50 per warrant (note 9). In exchange for the warrants Valent has assigned all of its right, title and interest in and to the patents for VAL-083 to the Company. The fair value of the contingent warrants of $89,432 has been recognized as an expense and a corresponding increase to additional paid-in capital at December 31, 2011. As a result of the warrants being issued during 2012 the amount previously recognized as additional paid in capital has been reclassified to warrants during the year ended December 31, 2012.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

6	Taxes and other receivables

	June 30, 2014 $	December 31, 2013 $	December 31, 2012 $

Government grants	562	-	34,168
Other receivables	9,010	11,062	11,331

	9,572	11,062	45,499

On June 15, 2014, the Company was granted a non-repayable financial contribution from the National Research Council of Canada Industrial Research Assistance Program (“IRAP”). The Company will be reimbursed for certain research and development costs to a maximum of $182,093 (CA$194,398) in the period from June 15, 2014 thru June 15, 2017. Under this IRAP grant the Company requested an aggregate total reimbursement of $562 to June 30, 2014.

On May 1, 2012, the Company was granted a non-repayable financial contribution from IRAP. The Company will be reimbursed for certain research and development costs to a maximum of $48,245 (CA$48,000) in the period from May 1, 2012 thru November 30, 2012. Under this IRAP grant the Company requested an aggregate total reimbursement of $40,542 and has received $6,374 to December 31, 2012 resulting in a receivable of $34,168 at December 31, 2012. Under this IRAP grant the Company did not incur all of the allowable expenses under the grant and as a result $7,703 has lapsed.

The total amount credited in the statement operations for all IRAP grants for the six months ended June 30, 2014 was $562 (2013 - $nil; 2012 - $40,542).

7	Accounts payable and accrued liabilities

	June 30, 2014 $	December 31, 2013 $	December 31, 2012 $

Trade payables	244,906	140,457	677,615
Payable to related parties (note 10)	54,960	109,030	447,777

	299,866	249,487	1,125,392

During the year ended December 31, 2012, the Company issued 500,000 common shares valued at $253,050 (CA$250,000) as partial settlement of the Company’s accounts payable balance with Valent (note 10). The fair value of the shares issued as partial settlement was based on the financing which occurred during the year ended December 31, 2012.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

8	Derivative liability

The Company has issued stock purchase warrants. Based on the terms of certain of these warrants the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value each reporting period with the changes in fair value recorded in the consolidated statement of operations and comprehensive loss.

CA$0.50 Unit Warrants

The Company issued 4,150,000 units on January 23, 2012, 560,000 on February 27, 2012 and 50,000 on May 10, 2012. In addition, during the year ended December 31, 2011, the Company issued 500,000 units, on October 3, 2011, 100,000 units on October 7, 2011, and 50,000 units on November 11, 2011. In total, the Company issued 5,410,000 units for services in settlement of accounts payable and cash proceeds for an aggregate of $2,671,923 (CA$2,705,000).

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

During the year ended December 31, 2013, 221,000 of these warrants were exercised for no additional consideration for 221,000 shares of common stock. As a result, $241,715 of the derivative liability was reclassified to equity.

During the six months ended June 30, 2014, 20,000 of these warrants were exercised for no additional consideration for 20,000 shares of common stock with $17,600 of the derivative liability being reclassified to equity. The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

On January 25, 2014, the remaining 2,169,000 of these warrants expired. All of the CA$0.50 warrants outstanding at December 31, 2013 have now either been exercised or have expired as at June 30, 2014.

The warrants that were outstanding at December 31, 2013 were re-valued at December 31, 2013 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 72.8%, risk free rate - 0.09% and a term of one month.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

Investor Warrants

In connection with the Reverse Acquisition (note 4), on January 25, 2013, January 31, 2013, February 8, 2013, February 21, 2013, February 28, 2013, March 1, 2013, and March 6, 2013, the Company entered into and closed a series of subscription agreements with accredited investors (the “Investors”), pursuant to which the Company issued an aggregate of 13,125,002 units at a purchase price of $0.80 per unit, for aggregate gross proceeds of $10,500,000 (the “Private Offering”). Each unit consists of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $0.80. The exercise price of the Investor Warrants is subject to adjustment in the event that the Company sells common stock at a price lower than the exercise price, subject to certain exceptions. The Investor Warrants are redeemable by the Company at a price of $0.001 per Investor Warrant at any time subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $1.60 per share with an average trading volume of 50,000 shares per day and (ii) the underlying shares of common stock are registered.

During the six months ended June 30, 2014, 277,313 warrants were exercised at $0.80 per warrant for 277,313 shares of common stock. The Company received proceeds of $221,850 from the exercise. As a result, $126,064 of the derivative liability has been reclassified to equity.

On June 6, 2014, pursuant to an Election to Exercise Warrants agreement, the Company reduced the Investor Warrant exercise price from $0.80 to $0.65 per share for warrants to purchase 3,652,211 shares of the Company’s common stock. In accordance with the agreements, the holders of the Investor Warrants exercised the Investor Warrants for cash at the foregoing reduced exercise price. The Company received net proceeds of $2,255,240 after paying a 5% warrant agent fee of $118,697. As a result, $984,484 of the derivative liability has been reclassified to equity.

All Investor Warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

On June 9, 2014, as amended on June 26, 2014, July 10, 2014, and July 29, 2014, the Company filed a tender offer statement with the Securities and Exchange Commission with respect to certain Investor Warrants to purchase common stock of the Company to provide the holders thereof with the opportunity to amend and exercise their warrants, upon the terms and subject to the conditions set forth in the Company’s tender offer statement. Pursuant to the tender offer, the Company offered to amend Investor Warrants to purchase an aggregate of 9,195,478 shares of common stock (the “Offer to Amend and Exercise”). There was no minimum participation requirement with respect to the Offer to Amend and Exercise.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

Pursuant to the Offer to Amend and Exercise, the Investor Warrants subject to the tender offer were amended (the “Amended Warrants”) to: (i) reduce the exercise price of the Investor Warrants from $0.80 per share to $0.65 per share of common stock in cash, (ii) shorten the exercise period of the Investor Warrants so that they expire concurrently with the expiration of the Offer to Amend and Exercise at 5:00 p.m. (Pacific Time) on August 8, 2014, as may be extended by the Company in its sole discretion (“Expiration Date”), (iii) delete the price-based anti-dilution provisions contained in the Investor Warrants, (iv) restrict the ability of the holder of shares issuable upon exercise of the Amended Warrants to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any of such shares without the prior written consent of the Company for a period of time twenty (20) days after the Expiration Date (the “ Lock-Up Period ”); and (v) provide that a holder, acting alone or with others, will agree not to effect any purchases or sales of any securities of the Company in any “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Exchange Act, or any type of direct and indirect stock pledges, forward sale contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) or similar arrangements, or sales or other transactions through non-U.S. broker dealers or foreign regulated brokers through the expiration of the Lock-Up Period.

Upon the expiry of the Offer to Amend and Exercise on August 8, 2014, 762,227 Amended Warrants were exercised for net proceeds of $470,676 after paying a 5% warrant agent fee of $24,772. As a result, 8,433,251 Investor Warrants remain outstanding under their original terms subsequent to the tender offer.

The Investor Warrants outstanding at June 30, 2014 have been re-valued at June 30, 2014 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 75%, risk free rate - 1.19% and a term of approximately 3.5 years.

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

The Dividend Warrants have been measured at fair value at June 30, 2014 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 75%, risk free rate - 1.19% and a term of approximately 3.5 years.

Warrants issued for services

During the year ended December 31, 2013, the Company issued 300,000 warrants for services. The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years. The Company has recognized $124,020 in expense in the consolidated statement of operations.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

The warrants have been measured at fair value at their issue date of June 30, 2014 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility -76%, risk free rate - 1.38% and a term of approximately 4.25 years.

The Company’s derivative liability is summarized as follows:

	June 30, 2014 $	December 31, 2013 $	December 31, 2012 $

Opening balance	4,402,306	121,000	106,146

Issuance of units	-	3,681,372	333,356
Dividend warrant liability acquired on reverse acquisition	-	2,041,680	-
Warrants issued for services	-	124,020	-
Change in fair value of unexercised warrants	166,388	(1,324,051)	(318,502)
Change in fair value due to tender offer	(111,179)	-	-
Reclassification to equity upon exercise of warrants	(1,128,148)	(241,715)	-

Closing balance	3,329,367	4,402,306	121,000

9	Stockholders’ equity (deficiency)

Preferred stock

Authorized
5,000,000 preferred shares, $0.001 par value

Issued and outstanding at June 30, 2014 - 1 (December 31, 2013 - 1, December 31, 2012 - none)

In connection with the Exchange Agreement (note 4), on the Closing Date, the Company, Callco, Exchangeco and Computershare Trust Company of Canada (the “Trustee”) entered into a voting and exchange trust agreement (the “Trust Agreement”). Pursuant to the Trust Agreement, Company issued one share of Special Voting Preferred Stock (the “Special Voting Share”) to the Trustee, and the parties created a trust for the Trustee to hold the Special Voting Share for the benefit of the holders of the Exchangeable Shares (other than the Company and any affiliated companies) (the “Beneficiaries”). Pursuant to the Trust Agreement, the Beneficiaries will have voting rights in the Company equivalent to what they would have had they received shares of common stock in the same amount as the Exchangeable Shares held by the Beneficiaries.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

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

Common stock

Authorized
200,000,000 common shares, $0.001 par value

Issued and outstanding at June 30, 2014 - 35,992,343 (December 31, 2013 - 31,534,819 (December 31, 2012 - 13,050,000). The issued and outstanding common shares at June 30, 2014 include 7,044,583 shares of common stock on an as-exchanged basis with respect to the Exchangeable Shares (note 4).

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

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

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

Number of shares held in Trust

Balance - April 6, 2010	-
Shares issued to the DelMar Employee Share Purchase Trust	2,000,000
Shares transferred to employees and consultants for services	(325,000)
Founders shares acquired by the Trust	68,750

Balance - December 31, 2010	1,743,750
Shares transferred to employees and consultants for services	(200,000)
Founders shares acquired by the Trust	46,875

Balance - December 31, 2011	1,590,625
Shares transferred to employees and consultants for services	(1,590,625)

Balance - June 30, 2014, December 31, 2013 and 2012	-

The Company has transferred shares from the Trust to various consultants for work or services performed for the Company. Shares held by the Trust are not issued and outstanding until the shares are transferred out of the Trust. For the year ended December 31, 2012, the Company recognized the fair value of the remaining Trust shares transferred as an expense with the offsetting charge to additional paid in capital for $781,846 (2011- $95,140; 2010 - $32,091). The Company did not recognize any expenses related to Trust shares for the period ended June 30, 2014 or the year ended December 31, 2013 as all shares have been issued from the Trust as of December 31, 2012.

Of the 1,590,625 shares transferred out of the Trust during the year ended December 31, 2012, 1,390,625 were transferred to directors of the Company. The related compensation expense was recorded in the consolidated statement of operations and comprehensive loss.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

c)	Shares issued in private placements

On August 27, 2010, the Company issued 720,000 common shares at $0.095 (CA$0.10) per share for total proceeds of $68,414 and on September 8, 2010 the Company issued an additional 280,000 common shares at $0.096 (CA$0.10) per share for total proceeds of $26,989. Of the total proceeds of $68,414 from the August 27, 2010 issuance, $28,506 was received in 2011 and has been recorded as subscriptions receivable at December 31, 2010.

d)	Shares issued to Valent for settlement of accounts payable

During the year ended December 31, 2012, the Company issued 500,000 common shares to Valent for partial settlement of accounts payable (notes 7 and 10).

e)	Shares issued for the Reverse Acquisition

On January 25, 2013, the Company entered into and closed an Exchange Agreement with DelMar (BC) (note 4). The Reverse Acquisition resulted in the Company acquiring DelMar (BC) by issuing a sufficient number of shares such that the shareholders of DelMar (BC) owned a controlling interest in the Company subsequent to the completion of the Reverse Acquisition. At the time of the Reverse Acquisition, there were 13,070,000 common shares of DelMar (BC) and 3,250,007 shares of common stock of the Company issued and outstanding. All of the 13,070,000 shares of DelMar (BC) were acquired either directly or indirectly (through Exchangeco) by the Company resulting in DelMar (BC) becoming a wholly owned subsidiary of the Company.

As a result of the shareholders of DelMar (BC) owning a controlling interest in the Company subsequent to the Reverse Acquisition, for accounting purposes the transaction constitutes a reverse recapitalization with DelMar (BC) being the accounting acquirer even though legally the Company is the acquirer. Therefore, for accounting purposes, the Company is shown to have issued 3,250,007 common shares for the Reverse Acquisition (note 4).

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

f)	$0.80 Unit offering

In connection with the Reverse Acquisition, on January 25, 2013, January 31, 2013, February 8, 2013, February 21, 2013, February 28, 2013, March 1, 2013, and March 6, 2013, the Company entered into and closed a series of subscription agreements with accredited investors (the “Investors”), pursuant to which the Company issued an aggregate of 13,125,002 Units at a purchase price of $0.80 per Unit, for aggregate gross proceeds of $10,500,000 (the “Private Offering”). Each Unit consists of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $0.80. The exercise price of the Investor Warrants is subject to adjustment and the Investor Warrants are redeemable under certain circumstances (note 8).

The Company retained Charles Vista, LLC (the “Placement Agent”) as the placement agent for the Private Offering. The Company paid the Placement Agent a cash fee of $1,050,000 (equal to 10% of the gross proceeds), a non-accountable expense allowance of $315,000 (equal to 3% of the gross proceeds), and a one-year consulting fee of $60,000. In addition, the Company incurred other unit issue and closings costs of approximately $500,000 resulting in net proceeds to the Company of $8,575,000. Certain of the additional closing costs are not eligible to be treated as share issue costs and as a result they have been expensed. Net unit proceeds per the consolidated statement of cash flows include gross unit proceeds less cash share issue costs attributable to the shares only. The portion of the unit issue costs attributable to the derivative liability has been expensed.

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

The Company agreed to pay a warrant commission of 5% of the amount of funds raised by an agent upon the exercise of the Investor Warrants following such exercise.

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

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

g)	Shares issued to Valent for future royalty reduction

Simultaneous with the Reverse Acquisition, the Company issued to Valent 1,150,000 shares of common stock in exchange for Valent reducing certain future royalties under its Assignment Agreement with the Company (note 5).

h)	Shared issued for services

June 30, 2014 and June 30, 2013

Pursuant to a consulting agreement dated May 1, 2012, the Company issued 20,000 shares of common stock per month from June 1, 2012 to May 1, 2013 inclusive. Under this agreement the Company has issued a total of 100,000 shares of common stock during the six months ended June 30, 2013. The shares have been valued using the fair value of the Company shares based on the purchase price under recent shares issuance by the Company or the closing price of the common stock on the date the shares for services were issued. A total of $142,557 in expense has been recognized for these shares for the six months ended June 30, 2013.

During the six months ended June 30, 2014, the Company issued 500,000 (June 30, 2013 - 475,000) shares of common stock for services resulting in the recognition of $587,500 (June 30, 2013 - $855,000) in expense for total shares for services of $587,500 (June 30, 2013 - $997,557).

The total shares for services expense for the six month ended June 30, 2014 of $587,500 (June 30, 2013 - $997,557) in addition to the stock option expense for the period of $306,165 (June 30, 2013 - $522,930) results in a total share-based payment expense of $893,665 for the six months ended June 30, 2014 (June 30, 2013 - $1,520,487). This total expense has been recognized as to $144,587 (June 30, 2013 - $309,136) and $749,078 (June 30 2013 - $1,211,351) for research and development, and general and administrative respectively for the six months ended June 30, 2014.

December 31, 2013 and December 31, 2012

Pursuant to a consulting agreement dated May 1, 2012 noted above the Company issued 100,000 shares of common stock during the year ended December 31, 2013 (2012 - 140,000). A total of $142,557 in expense has been recognized for these shares for the year ended December 31, 2013 (2012 - $75,800).

In addition to the shares issued under the May 1, 2012 consulting agreement, during the year ended December 31, 2013, the Company issued 615,000 (2012 - nil) shares of common stock for services resulting in the recognition of $901,000 (2012 - $nil) in expense for total shares for services of $1,043,557 (2012 - $75,800).

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

The total shares for services expense for the year ended December 31, 2013 of $1,043,557 (2012 - $75,800) in addition to the stock option expense for the year of $1,103,209 (2012- $272,594) results in a total share-based payment expense of $2,146,766 for the year ended December 31, 2013 (2012 - $1,130,240 (includes fair value of the shares from the Trust of $781,846)). This total expense has been recognized as to $568,725 (2012 - $1,130,240) for research and development and $1,578,041 (2012 - $383,884) for general and administrative respectively for the year ended December 31, 2103.

Stock options

On February 1, 2012, the Company’s Board of Directors approved its stock option plan (the “Plan”). Under the Plan the number of common shares that will be reserved for issuance to officers, directors, employees and consultants under the Plan will not exceed 7.5% of the share capital of the Company on a fully diluted basis. The requisite service period of the options ranges from six months to three years and also has a range of six months to three years contractual term.

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
The following table sets forth the options outstanding under the Plan as of June 30, 2014:

	Number of stock options outstanding	Weighted average exercise price

Balance - December 31, 2011	-	-
Granted	1,020,000	0.47

Balance - December 31, 2012	1,020,000	0.47
Granted	2,340,000	1.15
Cancelled	(120,000)	0.47

Balance - December 31, 2013	3,240,000	0.96
Forfeited	(52,786)	0.47

Balance - June 30, 2014	3,187,214	0.96

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

The following table summarizes stock options currently outstanding and exercisable at June 30, 2014:

Exercise price $	Number Outstanding at June 30, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number exercisable at June 30, 2014	Exercise price $

0.47	883,324	7.73	0.47	798,893	0.47
1.05	2,003,890	9.13	1.05	1,352,640	1.05
1.54	180,000	8.75	1.54	180,000	1.54
2.30	120,000	8.92	2.30	120,000	2.30

	3,187,214		0.96	2,451,533	0.96

Included in the number of stock options outstanding are 883,324 stock options granted at an exercise price of CA$0.50. The exercise prices shown in the above table have been converted to US$ using the period ending closing exchange rate resulting in an exercise price of $0.47. Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options have been valued using a Black-Scholes pricing model using the following assumptions:

	June 30, 2014 $	December 31, 2013 $	December 31, 2012 $

Dividend rate	0%	0%	0%
Volatility	73% to 76%	73% to 85%	74%
Risk-free rate	1.25%	1.00%	1.25%
Term - years	0.5 to 2.5	1 to 3	2.1

The Company has recognized the following amounts as stock-based compensation expense for the periods noted:

	Six months ended June 30,		Years ended December 31,
	2014	2013	2013	2012
	$	$	$	$

Research and development	144,587	309,136	522,725	196,281
General and administrative	161,578	213,794	580,484	76,313

	306,165	522,930	1,103,209	272,594

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

Of the total stock option expense for the six months ended June 30, 2014 of $306,165 (June 30, 2013 - $522,930), $300,967 (June 30, 2013 - $211,673) has been recognized as additional paid in capital and $5,198 (June 30, 2013 - $311,257) has been recognized as a stock option liability. Of the total stock option expense for the year ended December 31, 2013 of $1,103,209 (2012 - $272,594) $890,648 (2012 - $272,594) has been recognized as additional paid in capital and $212,561 (2012 - $nil) has been recognized as a stock option liability.

The aggregate intrinsic value of stock options outstanding at June 30, 2014 was $372,454 (December 31, 2013 - $422,910; 2012 - $306,000) and the aggregate intrinsic value of stock options exercisable at June 30, 2o14 was $336,853 (December 31, 2013 - $341,304; 2012 - $172,650). As of June 30, 2014 there was $130,048 in unrecognized compensation expense that will be recognized over the next 2.0 years. No stock options granted under the Plan have been exercised to June 30, 2014. Upon the exercise of stock options new shares will be issued.

A summary of status of the Company’s unvested stock options as of June 30, 2014 under all plans is presented below:

	Number of options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at December 31, 2011	-	-	-
Granted	1,020,000	0.47	0.30
Vested	(575,500)	0.47	0.30

Unvested at December 31, 2012	444,500	0.47	0.30
Granted	2,340,000	1.15	0.63
Cancelled	(120,000)	0.47	0.30
Vested	(985,129)	1.05	0.58

Unvested at December 31, 2013	1,679,371	1.08	0.59

Forfeited	(52,786)	0.87	0.49
Vested	(890,904)	1.09	0.60

Unvested at June 30, 2014	735,681	0.98	0.54

The aggregate intrinsic value of unvested stock options at June 30, 2014 was $35,601 (December 31, 2013 $81,606; 2012 - $133,350). The unvested stock options have a remaining weighted average contractual term of 9.0 years.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

Warrants

	Number of warrants	Amount $

Balance - December 31, 2011	-	-

Warrants issued for patents (i)	500,000	89,432
Warrants issued as unit issue costs (ii)	105,000	14,295
Warrants issued for services (iii)	345,000	49,379

Balance - December 31, 2012	950,000	153,106
Warrants issued as unit issue costs (iv)	5,250,000	6,288,594
Warrants exercised on a cashless basis (v)	(200,000)	(239,600)

Balance - December 31, 2013	6,000,000	6,202,100

Expiry of broker warrants (ii)	(5,000)	(556)
Exercise of broker warrants (ii)	(8,000)	(1,099)

Balance - June 30, 2014	5,987,000	6,200,445

i)
At December 31, 2011, the Company recognized the fair value of the 500,000 contingent Valent warrants (note 5). The contingent warrants were recognized in additional paid in capital at December 31, 2011 and have been reclassified to warrants when the warrants were issued on February 1, 2012. The warrants have an exercise price of CA$0.50 per warrant and expire February 1, 2017.

ii)
The Company has issued broker warrants as finder’s fees in relation to the issuance of certain Units. All of the warrants were issued on March 1, 2012 and have an exercise price of CA$0.50 per warrant. Of the total, 100,000 expire March 1, 2015 and 5,000 expired March 1, 2014. During the six months ended June 30, 2014, 8,000 broker warrants were exercised for proceeds of $3,660 (CA$4,000).

iii)
The Company has issued 345,000 warrants for investor relations services. The warrants were issued on February 1, 2012 and they vest in 12 equal installments over a 12-month period commencing on March 1, 2012. The warrants have an exercise price of CA$0.50 per warrant and expire February 1, 2015.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

iv)
As part of the Company’s unit offering the Company has issued 5,250,000 Placement Agent Warrants (note 9 (f)). The Placement Agent Warrants have been recognized as non-cash issue costs and the costs have been allocated to common stock and derivative liability. The portion allocated to additional paid in capital was $4,087,586 and the portion allocated to derivative liability was $2,201,008. The Placement Agent warrants have been valued using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 104%, risk free rate - 1.0% and a term of five years.

v)	During the year ended December 31, 2013, 200,000 Placement Agent Warrants were exercised on a cashless basis for 123,810 shares of common stock.

The fair value of all of the warrants issued in 2012 and 2011 was based on the fair value of the warrants included as part of the unit issuances completed in 2011 and 2012. The fair value of the warrants issued in 2013 was determined by independent valuation as part of the valuation performed for the Company’s derivative liability (note 8).

Certain of the Company’s warrants have been recognized as a derivative liability (note 8).

The following table summarizes all of the Company’s outstanding warrants as of June 30, 2014:

Description	Number

CA$0.50 warrants (i)	-
Issued as broker warrants (ii)	92,000
Issued for patents (iii)	500,000
Issued for services (iv)	345,000
Investor Warrants (v)	9,195,478
Dividend warrants (vi)	3,250,007
Placement Agent (vii)	5,050,000
Issued for services (viii)	300,000

Closing balance - June 30, 2014	18,732,485

i)	Of the balance of 2,189,000 outstanding at December 31, 2013, 20,000 were exercised for no additional consideration and 2,169,000 expired on January 25, 2014 (note 8).

ii)
The Company has issued broker warrants as finder’s fees in relation to the issuance of certain of the CA$0.50 units issued during the years ended December 31, 2011 and 2012. All of the warrants were issued on March 1, 2012 and have an exercise price of CA$0.50 per warrant. Of the total, 100,000 expire March 1, 2015 and 5,000 expired March 1, 2014. During the six months ended June 30, 2014, 8,000 warrants were exercised for proceeds of $3,660 (CA$0.50).

iii)	The Company issued 500,000 warrants to Valent (note 5). The warrants have an exercise price of CA$0.50 per warrant and expire February 1, 2017.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

iv)
The Company has issued 345,000 warrants for investor relations services. The warrants were issued on February 1, 2012 and they vested in 12 equal installments over a 12-month period commencing on March 1, 2012. The warrants have an exercise price of CA$0.50 per warrant and expire February 1, 2015.

v)
The Investor Warrants were issued as part of the Company’s $0.80 unit offering. They were issued in tranches on January 25, 2013, January 31, 2013, February 8, 2013, February 21, 2013, February 28, 2013, March 1, 2013, and March 6, 2013 respectively (note 9 (f)). Of the initial number issued of 13,125,002, 277,313 have been exercised at $0.80, 3,652,211 have been exercised at $0.65 and the remaining balances of 9,195,478 were the subject of a tender offer (note 8).

vi)	The Dividend Warrants are exercisable at $1.25 per warrant until January 24, 2018.

vii)	The Placement Agent Warrants are exercisable at $0.80 per warrant until March 6, 2018 but can be exercised on a cashless basis. The Placement Agent Warrants were all issued on March 6, 2013.

viii)	The warrants are exercisable on a cashless basis at a price of $1.76 per warrant until September 12, 2018.

10	Related party transactions

During the six months ended June 30, 2014

The Company paid total cash compensation to its officers of $192,000.

Included in accounts payable and accrued liabilities at June 30, 2014 is an aggregate amount owing of $54,960 to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

The Company also has a loan payable of $276,439, including aggregate accrued interest of $26,439, due to Valent (note 5). The Company accrued $4,067 on this during the six months ended June 30, 2014. One of the directors and officers of the Company is also a Principal of Valent. As a result of the Company not expecting to repay Valent within the next twelve months, the balance of the loan and accrued interest has been disclosed as a long-term liability.

The Company recorded $48,500 in directors’ fees.

During the six months ended June 30, 2013

The Company paid total cash compensation to its officers of $220,704.

The Company accrued $3,947 on its loan payable to Valent.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

On January 25, 2013, in connection with the Reverse Acquisition (note 4), the Company issued to Valent 1,150,000 shares of common stock in exchange for Valent reducing certain future royalties under the Assignment Agreement (note 9(g)). As a result of the share issuance, the Company has recognized an expense of $598,000 for the six months ended June 30, 2013.

The Company recognized $15,000 in directors’ fees.

During the year ended December 31, 2013

The Company paid total cash compensation to its officers of $454,549.

Included in accounts payable and accrued liabilities at December 31, 2013 is an aggregate amount owing of $65,023 to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

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

On January 25, 2013, in connection with the Reverse Acquisition (note 4), the Company issued to Valent 1,150,000 shares of common stock in exchange for Valent reducing certain future royalties under the Assignment Agreement (note 9(g)). As a result of the share issuance the Company has recognized an expense of $598,000 for the year ended December 31, 2013.

The Company granted an aggregate 1,410,000 stock options at an exercise price of $1.05 to its officers and directors (note 9).

The Company recognized $44,333 in directors’ fees.

During the year ended December 31, 2012

Pursuant to consulting agreements with the Company’s officers and directors the Company paid a total of $27,022 (CA$27,000) per month to its officers and directors during the year. Under two of these agreements the directors have elected to receive a portion of their aggregate compensation in the form of units. The Company issued 360,000 units for a total amount of $180,144. The units issued relate to an amount of $15,012 (CA$15,000) per month from January to December 2012 inclusive. All of the units were issued in February 2012. The Company has recognized $180,144 in services for the year ended December 31, 2012. Of the $180,144, $60,389 has been recognized as general and administrative and $119,755 has been recognized as research and development.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

Additionally, under the consulting agreements the Company has paid its officers and directors cash compensation totaling an aggregate $12,006 (CA$12,000) per month. An amount of $144,072 (CA$144,000) has been paid in cash to the two individuals for the year ended December 31, 2012.

Included in related party payables at December 31, 2012 is an aggregate amount owing of $133,658 to the Company’s directors in relation to their respective consulting agreements and for reimbursable expenses.

Also included in related party payables December 31, 2012 is an amount of $314,119 relating to clinical development costs incurred by Valent on behalf of the Company. On April 30, 2012, Valent was issued 500,000 common shares for partial settlement of the Company’s accounts payable balance with Valent. The total settlement amount was $253,050. Additionally, the Company has a loan payable, including accrued interest, of $264,352 due to Valent (note 5).

Through a Company owned by one of the Company’s directors, a $25,000 retainer was paid pursuant to the unit financing completed by the Company (note 9). The $25,000 is included in accounts payable and accrued liabilities at December 31, 2012.

The Company granted an aggregate 450,000 stock options at an exercise price of $0.47 (CA$0.50) to its directors (note 9).

The Company transferred a total of 1,390,625 shares from the DelMar Employee Share Purchase Trust to the Company’s directors (note 9).

11	Current and future income taxes

The Company has the following non-capital losses available to reduce taxable income of future years:

Expiry date	$

2029	70,637
2030	1,131,510
2031	1,229,147
2033	4,121,312
2034	2,398,163

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

Significant components of the Company’s future tax assets are shown below:

	June 30, 2014 $	December 31, 2013 $	December 31, 2012 $

Non-capital losses carried forward	2,686,530	1,822,341	323,910
Financing costs	7,737	4,115	4,302
Scientific research and development	144,235	121,490	11,193

	2,838,502	1,947,946	339,405
Valuation allowance	(2,838,502)	(1,947,946)	(339,405)

Net future tax assets	-	-	-

The income tax benefit of these tax attributes has not been recorded in these consolidated financial statements because of the uncertainty of their recovery.

The Company’s effective income tax rate differs from the statutory income tax rate of 34% (2013 - 34%; 2012 - 34%).

The differences arise from the following items:

	June 30, 2014 $	December 31, 2013 $	December 31, 2012 $

Tax recovery at statutory income tax rates	(989,430)	(2,818,834)	(324,049)
Permanent differences	110,113	979,359	133,365
Effect of rate differentials between jurisdictions	149,219	320,965	-
Other	(8,713)	-	13,087
Effect of tax rate changes on future taxes	-	(305,647)	-
Change in valuation allowance	738,811	1,824,157	177,597

	-	-	-

12	Commitments and contingencies

Office lease

The Company currently rents its offices pursuant to a one-year lease that commenced on November 1, 2013 at a rate of $2,185 (CA$2,325) per month. During the six month period ended June 30, 2014, the Company recorded $12,867 as rent expense (June 30, 2013 - $13,659). During the year ended December 31, 2013, the Company recorded $22,323 as rent expense (2012 - $12,699; 2011 - $480).

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

13	Financial risk management

Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or valuation of its financial instruments.

The Company is exposed to financial risk related to fluctuation of foreign exchange rates. Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the United Sates dollar, primarily general and administrative expenses incurred in Canadian dollars. The Company believes that the results of operations, financial position and cash flows would be affected by a sudden change in foreign exchange rates, but would not impair or enhance its ability to pay its Canadian dollar accounts payable. The Company manages foreign exchange risk by converting its US$ to CA$ as needed. The Company maintains the majority of its cash in US$. As at June 30, 2014, Canadian dollar denominated accounts payable and accrued liabilities exposure in US$ totaled $128,164.

a)	Foreign exchange risk

Foreign exchange risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. If foreign exchange rates were to fluctuate within +/-10% of the closing rate at year-end, the maximum exposure is $12,816.

Balances in foreign currencies at June 30, 2014, December 31, 2013 and 2012 are as follows:

	June 30, 2014 balances CA$	December 31, 2013 balances CA$	December 31, 2012 balances CA$

Trade payables	136,825	95,835	359,088
Cash	65,513	75,474	17,873

b)	Interest rate risk

The Company is subject to interest rate risk on its cash and cash equivalents and believes that the results of operations, financial position and cash flows would not be significantly affected by a sudden change in market interest rates relative to the investment interest rates due to the short-term nature of the investments. As at June 30, 2014, cash and cash equivalents held in Canadian dollar accounts or short-term investments were $61,366. The Company’s cash balance currently earns interest at standard bank rates. If interest rates were to fluctuate within +/-10% of the closing rate at year end the impact of the Company’s interest bearing accounts will be insignificant.

The only financial instruments that expose the Company to interest rate risk are its cash and cash equivalents.

DelMar Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2014

(in US dollars unless otherwise noted)

Liquidity risk

Liquidity risk (note 2) is the risk that the Company will encounter difficulty in raising funds to meet cash flow requirements associated with financial instruments. The recent problems in the global credit markets have resulted in a drastic reduction in the ability of companies to raise capital through the public markets. See note 2 Liquidity risk, for additional comments. The Company continues to manage its liquidity risk based on the outflows experienced for the period ended June 30, 2014 and is undertaking efforts to conserve cash resources wherever possible. The maximum exposure of the Company’s liquidity risk is $576,305 at June 30, 2014.

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

The maximum exposure of the Company’s credit risk is $9,572 at June 30, 2014.

Cash and cash equivalents $	Insured amount $	Non-insured amount $

4,759,711	61,366	4,698,345

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

14	Subsequent events

Subsequent to June 30, 2014, 92,000 broker warrants exercisable at a price of CDN $0.50 per warrant were cancelled.

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

As of the end of the period covered by this transition report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992 framework). Based on this evaluation, management concluded that, as of June 30, 2014, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This transition report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this transition report.

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position

Jeffrey Bacha	46	President, Chief Executive Officer and Director

Dennis Brown	64	Chief Scientific Officer and Director

Scott Praill	48	Chief Financial Officer

William Garner	48	Director

John K. Bell	66	Director

Robert J. Toth, Jr.	50	Director

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

Dr. Dennis M. Brown, PhD, has been Chief Scientific Officer of the Company since January 25, 2013 and director of the Company since February 11, 2013. Dr. Brown is one of our founders and has served as Chief Scientific Officer and director of DelMar (BC) since inception. Dr. Brown has more than thirty years of drug discovery and development experience. He has served as Chairman of Mountain View Pharmaceutical's Board of Directors since 2000 and is the President of Valent. In 1999 he founded ChemGenex Therapeutics, which merged with a publicly traded Australian company in 2004 to become ChemGenex Pharmaceuticals (ASX: CXS/NASDAQ: CXSP), of which he served as President and a Director until 2009. He was previously a co-founder of Matrix Pharmaceutical, Inc., where he served as Vice President (VP) of Scientific Affairs from 1985-1995 and as VP, Discovery Research, from 1995-1999. He also previously served as an Assistant Professor of Radiology at Harvard University Medical School and as a Research Associate in Radiology at Stanford University Medical School. He received his B.A. in Biology and Chemistry (1971), M.S. in Cell Biology (1975) and Ph.D. in Radiation and Cancer Biology (1979), all from New York University. Dr. Brown is an inventor of about 34 issued U.S. patents and applications, many with foreign counterparts. Dr. Brown’s scientific knowledge and experience qualifies him to serve on our Board of Directors.

Scott Praill, CPA, BSc. has been Chief Financial Officer of the Company since January 29, 2013 and previously served as a consultant to DelMar (BC). Since 2004, Mr. Praill has been an independent consultant providing accounting and administrative services to companies in the resource industry. Mr. Praill served as CFO of Strata Oil & Gas, Inc. from June 2007 to September 2008. From November 1999 to October 2003 Mr. Praill was Director of Finance at Inflazyme Pharmaceuticals Inc. Mr. Praill completed his articling at Price Waterhouse (now PricewaterhouseCoopers LLP) and obtained his Chartered Accountant designation in 1996. Mr. Praill obtained his Certified Public Accountant (Illinois) designation in 2001. Mr. Praill received a Financial Management Diploma (Honors), from British Columbia Institute of Technology in 1993, and a Bachelor of Science from Simon Fraser University in 1989.

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

John K. Bell, FCPA, FCA, ICD.D has served as a director of the Company since February 11, 2013. John K. Bell is Chairman of Onbelay Capital Inc, a Canadian based private equity company with principal investments in Telematics and auto parts manufacturing (for past 5 years). Prior to that, from 1996 to 2005, Mr. Bell was CEO and owner of Polymer Technologies Inc., an automotive parts manufacturer. Prior to that, from 1977 to 1995, Mr. Bell was founder and owner of Shred-Tech Limited a global manufacturer and supplier of industrial shredders and mobile document shredders. Mr. Bell served as interim CEO and director of ATS Automation Tooling Systems (TSX-ATA) in 2007. Mr. Bell is a director of BSM Wireless (TSX-GPS), Strongco Corporation (TSX-SQP), and the Royal Canadian Mint (TSX-MNT). Mr. Bell is National secretary and board member of The Crohns and Colitis Foundation of Canada. Mr. Bell is past Chairman of Waterloo Regional Police, Cambridge Memorial Hospital, Canada’s Technology Triangle accelerator network and The Region of Waterloo prosperity counsel. Mr. Bell is a graduate of Western University Ivey School of Business, a Fellow of the institute of Chartered Accountants of Ontario, a graduate of the Institute of Directors Program of Canada and the owner’s president program at Harvard and International marketing program at Oxford. Mr. Bell’s financial and executive business experience qualifies him to serve on our board of directors.

Robert J. Toth, Jr., MBA has served as a director of the Company since August 2013. Since 2005, Mr. Toth has primarily been managing his personal investment portfolio. From 2004-2005, Mr. Toth served as a consulting analyst to Narragansett Asset Management, a New York-based healthcare-focused hedge fund, where he advised the firm on biotechnology investments. From 2001-2003, he was the Senior Portfolio Manager for San Francisco-based EGM Capital’s Medical Technology hedge fund, where he was responsible for managing and maintaining a dedicated medical technology portfolio. Mr. Toth began his Wall Street career in 1996 as an Equity Research Associate for Vector Securities International, a healthcare-focused brokerage firm. From 1997–1999 he served as Senior Biotechnology Analyst. He joined Prudential Securities as Senior Vice President and Biotechnology Analyst where he served from 1999-2001 following Prudential’s acquisition of Vector. His responsibilities included the analysis of commercial, clinical and scientific fundamentals of oncology- and genomics-based biotechnology companies on behalf of institutional investors. Mr. Toth was named to the Wall Street Journal’s Allstar List for stock picking in 1999. Mr. Toth received an MBA from the University of Washington and Bachelor of Science degrees in Biological Sciences and Biochemistry from California Polytechnic State University, San Luis Obispo. Mr. Toth’s financial and biotechnology industry knowledge and experience quality him to serve on the Company’s board of directors.

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

Board Committees

The Board has formed an audit committee, which currently consists of John K. Bell, Chair, and Robert Toth. The Board intends to expand the audit committee at such time as the Board has additional independent members. Currently, the Board does not have any standing nominating or compensation committees, or committees performing similar functions. The functions customarily performed by such committees have been performed by the Company’s Board of Directors.

Board Leadership Structure and Role in Risk Oversight

Mr. Bacha serves as Chairman and Chief Executive Officer. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the six months ended June 30, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11.  Executive Compensation.

During its last two fiscal years, Berry did not pay any compensation to its officers or directors.

The following table sets forth all compensation paid in respect of the Company’s principal executive officers and those individuals who received compensation in excess of $100,000 per year for the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012.

Name and Principal Position	Period	Salary (US$)	Option Awards (US$)		Total (US$)
Jeffrey Bacha CEO	Six Months Ended June 30, 2014	72,000		-	72,000
	Year Ended December 31, 2013	139,871	199,850	(2)	339,721
	Year Ended December 31, 2012	144,072	45,832	(1)	189,904
Dennis Brown Chief Scientific Officer	Six Months Ended June 30, 2014	60,000		-	60,000
	Year Ended December 31, 2013	120,000	199,850	(2)	319,850
	Year Ended December 31, 2012	120,000	45,832	(1)	165,832
Scott Praill, Chief Financial Officer	Six Months Ended June 30,2 014	60,000	-		60,000
	Year Ended December 31, 2013	136,399	199,850	(3)	336,249

(1) Represents the grant date fair value of 150,000 options with an exercise price of Cdn $0.50 issued on February 1, 2012. The options vested over a 12 month period and expire 10 years from the date of grant. Please see Note 9 to the financial statements on page F-28.
(2) Represents the grant date fair value of 350,000 options with an exercise price of $1.05 issued on August 15, 2013. The options vested over a 12 month period and expire 10 years from the date of grant. Please see Note 8 to the financial statements on page F-28.
(3) Represents the grant date fair value of 350,000 options with an exercise price of $1.05 issued on August 15, 2013. The options vested over a 36 month period and expire 10 years from the date of grant. Please see Note 8 to the financial statements on page F-28.

Pursuant to consulting agreements dated August 1, 2011 with certain of DelMar (BC)’s then-officers and directors, DelMar (BC) agreed to compensate its officers and directors for services rendered to it, in the amount of an aggregate of Cdn $27,000 ($12,000 for Mr. Bacha, $10,000 for Dr. Brown, and $5,000 for Dr. Garner) per month commencing August 1, 2011 and ending December 31, 2012. Under the consulting agreements, DelMar (BC) and the respective officer or director mutually agreed that a portion of the compensation payable under the respective agreement for the year ended December 31, 2011 would be deemed to have been invested in the unit offering of DelMar (BC) completed on October 3, 2011.

The consulting agreements between DelMar (BC) and each of the three executive officers and directors expired on December 31, 2012. We have continued to compensate Mr. Bacha, Dr. Brown, and Dr. Garner at the rates set forth in their respective consulting agreements, and Mr. Bacha, Dr. Brown and Dr. Garner have continued to provide services to us as Chief Executive Officer, Chief Scientific Officer, and director, respectively. Mr. Bacha devotes 100% of his business time to us and Dr. Brown devotes approximately 80% of his business time to us. The expired consulting agreements between DelMar (BC) and Mr. Bacha and Dr. Brown, respectively, did not specify the amount of time Mr. Bacha and Dr. Brown were required to devote to us, but did require that Mr. Bacha and Dr. Brown each provide us with the full benefit of their respective knowledge, expertise and ingenuity, and prohibited Mr. Bacha and Dr. Brown from engaging in any business, enterprise or activity contrary to or that would detract from our business.

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

We are party to a consulting agreement, dated February 1, 2013, with Scott Praill, our Chief Financial Officer. Pursuant to the consulting agreement, we agreed to pay Mr. Praill a fee of Cdn $10,000 per month and a one-time fee of Cdn $30,000 for services rendered to date. The consulting agreement did not specify the amount of time Mr. Praill is required to devote to us, but did require that Mr. Praill provide us with the full benefit of his knowledge, expertise and ingenuity, and prohibited Mr. Praill from engaging in any business, enterprise or activity contrary to or that would detract from our business. The consulting agreement expired on December 31, 2013. Mr. Praill devotes 100% of his business time to us. To date, the consulting agreement has not been renewed but we continue to compensate Mr. Praill under the terms of the original agreement and Mr. Praill continues to serve as our Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of June 30, 2014.

	Option awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (US$)	Option expiration date
Jeffrey Bacha(1)	150,000	-	-	0.47	2/1/2022
	306,250	43,750	-	1.05	8/15/2023
Dennis Brown (1)	150,000	-	-	0.47	2/1/2022
	306,250	43,750	-	1.05	8/15/2023
Scott Praill (1)	40,231	9,769	-	0.47	2/1/2022
	102,083	247,917	-	1.05	8/15/2023

(1)	Actual exercise price is Cdn $0.50. Price disclosed is U.S. dollar equivalent as of June 30, 2014. Options were granted on February 1, 2012 and expire on February 1, 2022.

Director Compensation

The following table sets forth director compensation for the six months ended June 30, 2014 (excluding compensation to the Company’s executive officers set forth in the summary compensation table above) paid by the Company (excluding any compensation included in the summary compensation table above).

	Fees				Nonqualified
	Earned
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
William Garner	14,500	-	-	-	-	-	14,500
John K. Bell	18,000	-	-	-	-	-	18,000
Robert J. Toth, Jr.	16,000	-	-	-	-	-	16,000

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of August 28, 2014, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)
Directors and Officers:
Jeffrey Bacha	6,429,083	(3)	17.6%
Dennis Brown	3,952,542	(4)	12.7%
William Garner	280,000	(5)	*
John K. Bell	284,000	(6)	*
Scott Praill	510,000	(8)	1.7%
Robert J. Toth, Jr.	163,500	(12)	*
All officers and directors as a group	11,619,125		30.1%
Beneficial owners of more than 5%:
Valent Technologies LLC	2,150,000	(9)	7.0%
Howard K. Fuguet (10)	2,500,000		8.3%
Donald G. Bahout (11)	2,085,000	(7)	6.7%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o DelMar Pharmaceuticals, Inc., Suite 720 - 999 West Broadway, Vancouver, British Columbia, Canada V5Z 1K5.
(2)
Applicable percentage ownership is based on 30,109,987 shares of common stock outstanding as of August 28, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of August 28, 2014 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of August 28, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 5,887,083 shares issuable upon exchange of Exchangeable Shares (including 3,048,541 shares held in trust), and 500,000 shares issuable upon exercise of options.
(4)	Includes 1,650,000 shares held by Valent, 500,000 shares issuable upon exercise of warrants held by Valent, and 500,000 shares issuable upon exercise of options.
(5)	Includes 270,000 shares issuable upon exercise of options. Does not include 2,438,541 shares issuable upon exchange of Exchangeable Shares held for Mr. Garner in trust by Mr. Bacha.
(6)	Includes 100,000 shares issuable upon exchange of Exchangeable Shares held by Onbelay Capital, Inc., 10,000 shares owned by Onbelay Capital, Inc., and 120,000 shares issuable upon exercise of options.
(7)	Includes 1,042,500 shares issuable upon exercise of warrants.
(8)	Includes 100,000 shares issuable upon exchange of Exchangeable Shares and 400,000 shares issuable upon exercise of options.
(9)	Includes 500,000 shares issuable upon exercise of warrants. Valent is owned by Dennis Brown, the Company’s Chief Scientific Officer.
(10)	The address of the shareholder is Ropes & Gray LLP, 800 Boylston Street, Boston MA, 02199-3600.
(11)	The address of the shareholder is 1059 Grand Heron Crt. West, Mobile, AL 36693.
(12)	Includes 120,000 shares issuable upon exercise of options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Pursuant to a loan agreement dated February 3, 2011, between DelMar (BC) and Valent, Valent loaned DelMar $250,000 for the purchase of the prototype drug product under the Assignment. The loan is unsecured, bears interest at 3% per year, and is payable on demand. At June 30, 2014 the loan balance, including accrued interest, was $276,439. In addition, under the terms of the Assignment, DelMar issued to Valent warrants to acquire 500,000 common shares at an exercise price of Cdn $0.50 per upon the completion of the financing transaction that closed in February 2012.

On April 30, 2012, DelMar (BC) issued 500,000 common shares in partial settlement of accounts payable in the amount of Cdn $250,000 (U.S. $253,050) owed to Valent.

Valent, which is owned by Dr. Dennis Brown, our Chief Scientific Officer, leases facilities in California and we have access to such facilities pursuant to an informal unwritten arrangement with Valent.

          For additional information see note 10 to the financial statements.

Director Independence

William J. Garner, John K. Bell and Robert J. Toth, Jr. are independent as that term is defined under the Nasdaq Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees for professional services rendered by PricewaterhouseCoopers LLP (“Pricewaterhouse”), our registered independent public accounting firm for the six months ended June 30, 2014 and the year ended December 31, 2013:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013

Audit Fees	$67,500	$145,000
Audit Related Fees	$54,500	$123,000
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total Fees	$122,000	$268,000

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

Tax Fees. Pricewaterhouse did not perform any tax compliance services for us during the six months ended June 30, 2014 or the year ended December 31, 2013.

All other fees. Pricewaterhouse did not receive any other audit fees from for the six months ended June 30, 2014 or the year ended December 31, 2013.

The aggregate fees billed to Berry for Berry’s fiscal years ended June 30, 2013 and 2012, by John Kinross-Kennedy, CPA, Berry’s registered independent public accounting firm, were as follows:

	Fiscal Year Ended
	June 30, 2013	June 30, 2012

Audit	2,500	$2,000
Audit – related fees	Nil	Nil
Tax fees	500	500
All other fees	Nil	Nil

Item 15. Exhibits.

Exhibit Number	Description
2.1	Exchange Agreement, dated January 25, 2013, among the Company, Exchangeco, Callco, DelMar (BC) and securityholders of DelMar (BC) (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Articles of Merger of the Company (3)
3.3	Certificate of Designation of Special Voting Preferred Stock of the Company (3)
3.4	Bylaws of the Company (2)
3.5	Amendment to Bylaws of the Company (4)
10.1	Intercompany Funding Agreement, dated January 25, 2013, between the Company and Exchangeco (1)
10.2	Support Agreement, dated January 25, 2013, among the Company, Exchangeco and Callco (1)
10.3	Voting and Exchange Trust Agreement, dated January 25, 2013, among the Company, Callco, Exchangeco, and the Trustee (1)
10.4	Form of Subscription Agreement (1)
10.5	Form of Registration Rights Agreement (1)

10.6	Form of Investor Warrant (1)
10.7	Form of Dividend Warrant (1)
10.8 †	Memorandum of Understanding and Collaboration Agreement between Guangxi Wuzhou Pharmaceutical (Group) Co. Ltd. and DelMar (BC) (1)
10.9 †	Patent Assignment Agreement, dated September 12, 2010, between DelMar (BC) and Valent (5)
10.10	Amendment, dated January 21, 2013, to Patent Assignment Agreement, dated September 12, 2010, between DelMar (BC) and Valent (5)
10.11	Loan Agreement, dated February 3, 2011, between DelMar (BC) and Valent (5)
10.12	Consulting Agreement, dated August 1, 2011, between DelMar (BC) and Jeffrey Bacha (5)
10.13	Consulting Agreement, dated August 1, 2011, between DelMar (BC) and Dennis Brown (5)
10.14	Consulting Agreement, dated August 1, 2011, between DelMar (BC) and William Garner (5)
10.15	Consulting Agreement, dated February 1, 2013, between DelMar (BC) and Scott Praill (5)
10.16	Form of Election to Exercise Warrants (7)
16	Letter from John Kinross-Kennedy (1)
21	Subsidiaries (6)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1) Filed as exhibit to 8-K filed on January 31, 2013 and incorporated herein by reference.
(2) Filed as an exhibit to S-1 filed August 17, 2010 and incorporated herein by reference.
(3) Filed as an exhibit to 8-K filed January 23, 2013 and incorporated herein by reference.
(4) Filed as an exhibit to 8-K filed February 14, 2013 and incorporated herein by reference.
(5) Filed as exhibit to 8-K/A filed on March 14, 2013 and incorporated herein by reference.
(6) Filed as exhibit to S-1 filed with the SEC on June 14, 2013 and incorporated herein by reference.
(7) Filed as exhibit to 8-K filed on June 9, 2014 and incorporated herein by reference.

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

DELMAR PHARMACEUTICALS, INC.

Dated: August 28, 2014	By:	/s/ Jeffrey Bacha
Name: Jeffrey Bacha
Title: Chief Executive Officer (principal executive officer)

Dated: August 28, 2014	By:	/s/ Scott Praill
Name: Scott Praill
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey Bacha	Chief Executive Officer, Director	August 28, 2014
Jeffrey Bacha	(principal executive officer)

/s/ Scott Praill	Chief Financial Officer	August 28, 2014
Scott Praill	(principal financial and accounting officer)

/s/ Dennis Brown	Director	August 28, 2014
Dennis Brown

/s/ William Garner	Director	August 28, 2014
William Garner

/s/ John K. Bell	Director	August 28, 2014
John K. Bell

/s/ Robert J. Toth, Jr.	Director	August 28, 2014
Robert J. Toth