Form 10-Q
period 2014-09-30
DelMar Pharmaceuticals, Inc.
filed 2014-11-07
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 33,909,375 shares of common stock are issued and outstanding as of November 7, 2014.

1

2

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements. (insert financial statements)

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Financial Statements

 (Unaudited)

For the three months ended September 30, 2014

(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Balance Sheets

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	September 30, 2014 $	June 30, 2014 $
Assets

Current assets
Cash and cash equivalents		4,315,746	4,759,711
Taxes and other receivables	3	19,340	9,572
Prepaid expenses		162,246	234,627

		4,497,332	5,003,910

Liabilities

Current liabilities
Accounts payable and accrued liabilities		293,989	244,906
Related party payables	5	41,674	54,960

		335,663	299,866

Loan payable to Valent	4	-	276,439

Stock option liability	7	182,065	217,759

Derivative liability	6	3,458,662	3,329,367

		3,976,390	4,123,431

Stockholders’ Equity

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at September 30, 2014
(June 30, 2014 - none)	4	278,530	-
1 special voting share at September 30, 2014
(June 30, 2014 - 1)	7	-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value
Issued and outstanding
36,842,070 at September 30, 2014 (June 30, 2014 – 35,992,343)	7	36,842	35,992

Additional paid-in capital	7	13,982,362	13,286,278

Warrants	7	6,187,805	6,200,445

Accumulated deficit		(19,985,775)	(18,663,414)

Accumulated other comprehensive income		21,178	21,178

		520,942	880,479

		4,497,332	5,003,910

Nature of operations and liquidity risk (note 1)

Subsequent event (note 9)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Loss and Comprehensive Loss

(Unaudited)

(expressed in US dollars unless otherwise noted)

		Three months ended
		September 30,
	Notes	2014 $	2013 $
Expenses
Research and development		671,627	560,235
General and administrative		445,000	741,368

		1,116,627	1,301,603

Other loss (income)
Change in fair value of derivative liability	6	368,594	(8,094,339)
Change in fair value of derivative liability due to change in warrant terms	6	(167,190)	-
Foreign exchange loss (gain)		2,391	(2,834)
Interest expense		2,091	2,029
Interest income		(152)	(691)

		205,734	(8,095,835)

Net and comprehensive loss (income) for the period		1,322,361	(6,794,232)

Basic loss (income) per share		0.04	(0.22)
Diluted loss (income) per share		0.04	(0.02)

Basic weighted average number of shares		36,451,014	31,430,566
Diluted weighted average number of shares		36,451,014	41,671,789

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Cash Flows

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Three months ended September 30,
	2014$	2013$

Cash flows from operating activities
(Loss) income for the period	(1,322,361)	6,794,232
Items not affecting cash
Accrued interest	2,091	2,029
Change in fair value of derivative liability	368,594	(8,094,339)
Change in fair value of derivative liability due to change in warrant terms	(167,190)	-
Warrants issued for services	-	108,518
Share-based compensation	48,940	285,876

	(1,069,926)	(903,684)
Changes in non-cash working capital
Taxes and other receivables	(9,768)	5,139
Prepaid expenses	72,381	26,295
Accounts payable and accrued liabilities	49,083	(220,619)
Related party payables	(13,286)	(19,311)

	98,410	(208,496)

	(971,516)	(1,112,180)
Cash flows from financing activities
Net proceeds from the exercise of warrants	527,551	-

	527,551	-

Increase in cash and cash equivalents	(443,965)	(1,112,180)
Cash and cash equivalents - beginning of period	4,759,711	6,282,992

Cash and cash equivalents - end of period	4,315,746	5,170,812

Supplementary information
Issuance of preferred shares for the settlement of the loan payable to Valent (note 4)	278,530	-
Reclassification of derivative liability upon the exercise of Investor Warrants (note 6)	72,109	-
Reclassification of stock option liability upon the forfeiture of stock options (note 7)	38,038	-

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2014

(expressed in US dollars unless otherwise noted)

1	Nature of operations and liquidity risk

Nature of operations

DelMar Pharmaceuticals, Inc. (the “Company”) is a Nevada corporation formed on June 24, 2009 under the name Berry Only, Inc. Prior to a reverse acquisition undertaken on January 25, 2013 Berry did not have any significant assets or operations. The Company is the parent company of Del Mar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), a British Columbia, Canada corporation incorporated on April 6, 2010, which is an early stage company with a focus on the development of drugs for the treatment of cancer. The Company is also the parent company of 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”). Callco and Exchangeco were formed to facilitate the reverse acquisition.

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

The Company is focused on the discovery and development of new medicines with the potential to treat cancer patients who have failed modern targeted or biologic therapy. The Company has initiated a clinical trial with its drug candidate VAL-083 for the treatment of refractory glioblastoma multiforme (“GBM”). The Phase I/II study is an open-label, single arm dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics and anti-tumor activity of VAL-083 in patients with histologically confirmed initial diagnosis of primary WHO Grade IV malignant glioma, now recurrent. Patients with prior low-grade glioma or anaplastic glioma are eligible to participate in the study, if histologic assessment of their condition demonstrates transformation to GBM.

The address of the Company’s administrative offices is Suite 720 - 999 West Broadway, Vancouver, British Columbia, V5Z 1K5 with clinical operations located at 3485 Edison Way, Suite R, Menlo Park, California, 94025.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2014

(expressed in US dollars unless otherwise noted)

Liquidity risk

For the three-month period ended September 30, 2014, the Company reported a loss of $1,322,361 and an accumulated deficit of $19,985,775 at that date. As at September 30, 2014, the Company has cash and cash equivalents on hand of $4,315,746. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a great degree of uncertainty with respect to the expenses the Company will incur in executing its business plan. In addition, the Company has not begun to commercialize or generate revenues from any product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern (note 9) in the medium to longer term. During the three months ended September 30, 2014 and up to and including October 31, 2014 the Company received an aggregate $1,266,177 in net proceeds from the exercise of 1,986,074 Investor Warrants. We believe, based on our current estimates, that we will be able to fund our operations until at least the end of first quarter of calendar 2016.

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

Basis of presentation

The consolidated condensed interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and are presented in United States dollars. The Company’s functional currency is the United States dollar.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2014

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

Unaudited interim financial data

The accompanying unaudited September 30, 2014 consolidated condensed interim balance sheet, the consolidated condensed interim statements of loss and comprehensive loss for the three months ended September 30, 2014 and 2013, and consolidated condensed interim statement of cash flows for the three months ended September 30, 2014 and 2013, and the related interim information contained within the notes to the consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These consolidated condensed interim financial statements should read in conjunction with the audited financial statements of the Company as at June 30, 2014 and December 31, 2013 filed in our Form 10-KT filed with the Securities and Exchange Commission on August 28, 2014. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position at September 30, 2014 and results of its operations for the three months ended September 30, 2014 and 2013, and its cash flows for the three months ended September 30, 2014 and 2013. The results for three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2015 or for any other future annual or interim period.

Use of estimates

The preparation of consolidated condensed interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as at the end or during the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the derivative liability and the valuation of equity instruments issued for services. There have been no changes to the methodology used in determining these estimates from the period ended June 30, 2014.

Loss per share

Loss per share is calculated based on the weighted average number of common shares outstanding. For the three month period ended September 30, 2014 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants and stock options are anti-dilutive. At September 30, 2014, potential common shares of 17,790,758 (September 30, 2013 – 24,879,009) relating to warrants and 3,115,000 (September 30, 2013 – 3,240,000) relating to stock options were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2014

(expressed in US dollars unless otherwise noted)

For the three months ended September 30, 2013 diluted income per share has also been presented.  Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding stock options and warrants.

Recent accounting pronouncements

The Company reviews new accounting standards as issued. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2014 through the date these financial statements were issued.

Accounting Standards Update (“ASU”) 2014-15 - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

The objective of the guidance is to require management to explicitly assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity's ability to continue as a going concern within one year after the issuance date of an entity’s financial statements. The new standard defines substantial doubt and provides examples of indicators thereof. The definition of substantial doubt incorporates a likelihood threshold of "probable" similar to the current use of that term in U.S. GAAP for loss contingencies. The new standard will be effective for all entities in the first annual period ending after December 15, 2016 (December 31, 2016 for calendar year-end entities). Earlier application is permitted. The Company is currently assessing this standard for its impact on future reporting periods.

3	Taxes and other receivables

	September 30, 2014 $	June 30, 2014 $

Government grants	5,549	562
Other receivables	13,791	9,010

	19,340	9,572

On June 15, 2014, the Company was granted a non-repayable financial contribution from the National Research Council of Canada Industrial Research Assistance Program (“IRAP”). The Company will be reimbursed for certain research and development costs to a maximum of $173,578 (CA$194,398) in the period from June 15, 2014 thru June 15, 2017. Under this IRAP grant, during the three-months ended September 30, 2014, the Company requested an aggregate total reimbursement of $5,549. To date, the Company has not yet been reimbursed for its claims resulting in a total receivable at September 30, 2014 of $5,549.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2014

(expressed in US dollars unless otherwise noted)

4	Valent Technologies LLC agreement

On September 30, 2014, the Company entered into an exchange agreement (the “Exchange Agreement”) with Valent Technologies, LLC (“Valent”), an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer and director, and DelMar (BC). Pursuant to the Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $278,530 (including aggregate accrued interest to September 30, 2014 of $28,530), issued to Valent by DelMar (BC), for 278,530 shares of the Company’s Series A Preferred Stock.

Effective September 30, 2014, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 278,530 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share and are not convertible into common stock. The holder of the Series A Preferred Stock will be entitled to dividends at the rate of 3% of the Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock.

For the three-months ended September 30, 2014, the Company accrued $2,091 (September 30, 2013 - $2,029) in interest on its loan payable with Valent.

5	Related party transactions

During the three months ended September 30, 2014

Effective September 30, 2014, the Company entered into and closed an agreement with Valent to exchange its loan with Valent for 278,530 shares of preferred stock of the Company (note 4).

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $145,000 in compensation expense for the three months ended September 30, 2014.

Included in accounts payable at September 30, 2014 is an aggregate amount of $41,674 (June 30, 2014 - $54,960) owed to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

The Company paid $24,500 in directors’ fees during the three months ended September 30, 2014.

During the three months ended September 30, 2013

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $112,500 in compensation expense for the three-months ended September 30, 2013.

The Company paid $11,583 in directors’ fees during the three-months ended September 30, 2013.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2014

(expressed in US dollars unless otherwise noted)

6	Derivative liability

The Company has issued common stock purchase warrants. Based on the terms of certain of these warrants the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value each reporting period with the changes in fair value recorded in the consolidated condensed statement of loss and comprehensive loss.

Investor Warrants

On June 9, 2014, as amended on June 26, 2014, July 10, 2014, and July 29, 2014, the Company filed a tender offer statement with the Securities and Exchange Commission with respect to certain warrants to purchase common stock of the Company issued to investors (the “Investor Warrants”) to provide the holders thereof with the opportunity to amend and exercise their warrants, upon the terms and subject to the conditions set forth in the Company’s tender offer statement. Pursuant to the tender offer, the Company offered to amend Investor Warrants to purchase an aggregate of 9,195,478 shares of common stock (the “Offer to Amend and Exercise”). There was no minimum participation requirement with respect to the Offer to Amend and Exercise.

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

Upon the expiration of the Offer to Amend and Exercise on August 8, 2014, 762,227 Amended Warrants were exercised for net proceeds of $470,676 after payment by the Company of a 5% warrant agent fee of $24,772. In addition, during the three months ended September 30, 2014, 87,500 warrants were exercised for 87,500 shares of common stock. The Company received proceeds of $56,875 from these exercises. As a result of all of the warrant exercises, $72,109 of the derivative liability has been reclassified to equity. The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

The remaining 8,345,751 Investor Warrants outstanding at September 30 , 2014 have been re-valued at September 30, 2014 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 75%, risk free rate – 1.49% and a term of approximately 3.25 years.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2014

(expressed in US dollars unless otherwise noted)

Dividend Warrants

In connection with the reverse acquisition, effective January 24, 2013, the Company effected a warrant dividend (the “Warrant Dividend”) pursuant to which the Company issued one five-year warrant to purchase one share of common stock at an exercise price of $1.25 for each outstanding share of common stock (the “Dividend Warrants”). Pursuant to the Warrant Dividend, the Company issued an aggregate of 3,250,007 Dividend Warrants. The Dividend Warrants have been measured at fair value at September 30, 2014 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 75%, risk free rate – 1.49% and a term of approximately 3.25 years.

Warrants issued for services

The Company has issued 300,000 warrants for services. The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years. The warrants have been measured at September 30, 2014 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 76%, risk free rate – 1.67% and a term of approximately 4.0 years.

The Company’s derivative liability is summarized as follows:

	September 30, 2014 $	June 30, 2014 $

Opening balance	3,329,367	4,402,306

Change in fair value of unexercised warrants	368,594	166,388
Change in fair value due to change in warrant terms	(167,190)	(111,179)
Reclassification to equity upon exercise of warrants	(72,109)	(1,128,148)

Closing balance	3,458,662	3,329,367

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2014

(expressed in US dollars unless otherwise noted)

7	Stockholders’ equity

Preferred stock

Authorized

5,000,000 preferred shares, $0.001 par value

Issued and outstanding

Special voting shares – at September 30 and June 30, 2014 – 1

Series A shares – at September 30, 2014 – 278,530 (June 30, 2014 – none)

Effective September 30, 2014 pursuant to the Company’s Exchange Agreement with Valent (note 4), the Company filed the Series A Certificate of Designation with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 278,530 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share and are not convertible into common stock. The holder of the Series A Preferred Stock will be entitled to dividends at the rate of 3% of the Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock.

Common stock

Authorized

200,000,000 common shares, $0.001 par value

Issued and outstanding

September 30, 2014 – 36,842,070 (June 30, 20143 – 35,992,343)

The issued and outstanding common shares at September 30, 2014 include 6,644,583 shares of common stock on an as-exchanged basis with respect to the shares of Exchangeco that can be exchanged for shares of common stock of the Company.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2014

(expressed in US dollars unless otherwise noted)

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants

Balance – June 30, 2014	35,992,343	35,992	13,286,278	6,200,445

Exercise of Investor Warrants – net of issue costs	849,727	850	526,701	-
Reclassification of derivative liability to equity on exercise of warrants	-	-	72,109	-
Expiration of Broker Warrants	-	-	12,640	(12,640)
Reclassification of stock option liability upon forfeiture of stock options	-	-	38,038	-
Stock-based compensation	-	-	46,596	-

Balance – September 30, 2014	36,842,070	36,842	13,982,362	6,187,805

a)	Expiration of broker warrants

During the three-months ended September 30, 2014 92,000 warrants issued for certain broker services (“Broker Warrants”) exercisable at a price of CDN $0.50 per warrant expired.

Stock Options

The following table sets forth the options outstanding:

	Number of stock options outstanding	Weighted average exercise price $

Balance – June 30, 2014	3,187,214	0.96
Forfeited	(72,214)	0.58
Balance – September 30, 2014	3,115,000	0.97

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2014

(expressed in US dollars unless otherwise noted)

The following table summarizes stock options currently outstanding and exercisable at September 30, 2014:

Exercise price $	Number outstanding at September 30, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number exercisable at September 30, 2014	Exercise price $

0.45	825,000	7.38	0.45	771,819	0.45
1.05	1,990,000	8.88	1.05	1,558,750	1.05
1.54	180,000	8.50	1.54	180,000	1.54
2.30	120,000	8.67	2.30	120,000	2.30
	3,115,000		0.97	2,630,569	0.96

Included in the number of stock options outstanding are 825,000 stock options granted at an exercise price of CDN $0.50. The exercise prices shown in the above table have been converted to $0.45 USD using the period ending closing exchange rate. Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options have been re-valued using a Black-Scholes pricing model using the following assumptions:

September 30, 2014

Dividend rate	0%
Volatility	81.6% to 91.9%
Risk-free rate	1.25%
Term - years	0.25 to 2.25

The Company has recognized the following amounts as stock-based compensation expense for the periods noted:

	Three months ended September 30,
	2014	2013
	$	$

Research and development	21,133	50,075
General and administrative	27,807	189,801

	48,940	239,876

Of the total stock option expense of $48,940 (September 30, 2013 - $239,876) for the three months ended September 30, 2014, $46,596 (September 30, 2013 - $137,395) has been recognized as additional paid in capital and $2,344 (September 30, 2013 - $102,481) has been recognized as a stock option liability. The aggregate intrinsic value of stock options outstanding at September 30, 2014 was $423,679 (September 30, 2013 - $445,230) and the aggregate intrinsic value of stock options exercisable at September 30, 2014 was $396,368 (September 30, 2013 - $340,560). As of September 30, 2014 there was $93,637 in unrecognized compensation expense that will be recognized over the next 1.75 years. No stock options granted under the Plan have been exercised to September 30, 2014. Upon the exercise of stock options new shares will be issued.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2014

(expressed in US dollars unless otherwise noted)

A summary of status of the Company’s unvested stock options under all plans is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2014	735,681	0.98	0.54
Vested	(179,036)	0.95	0.56
Forfeited	(72,214)	0.58	0.36

Unvested at September 30, 2014	484,431	0.98	0.54

Certain of the Company’s warrants have been recognized as a derivative liability (note 6). The following table summarizes all of the Company’s outstanding warrants as of September 30, 2014:

Description	Number

Balance – June 30, 2014	18,732,485
Broker warrants (i)	(92,000)
Investor warrants (ii)	(849,727)

Balance - September 30, 2014	17,790,758

i)	During the three months ended September 30, 2014, 92,000 broker warrants expired.

ii)	During the three months ended September 30, 2014, 849,727 Investor Warrants were exercised for 849,727 shares of common stock (note 6).

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2014

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

The Company has the following liabilities under the fair value hierarchy:

	September 30, 2014
Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	3,458,662

	June 30, 2014
Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	3,329,367

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2014

(expressed in US dollars unless otherwise noted)

9	Subsequent events

Investor Warrant exercises

Subsequent to September 30, 2014, the Company issued 1,136,347 shares of common stock pursuant to the exercise of 1,136,347 Investor Warrants. The warrants were exercised at $0.65 per warrant for proceeds of $738,626. The Investor Warrants that have been exercised were revalued at their exercise date and then a reclassification to equity was recorded for the portion of the Investor Warrants exercised. The impact to net equity recognized subsequent to September 30, 2014 as a result of the reclassification to equity was approximately $346,018. The total amount of the increase to net equity from the cash received from the exercise of the Investor Warrants and the reclassification of a portion of the derivative liability to equity is estimated to be approximately $1,084,644.

Dividend Warrant amendment

Subsequent to September 30, 2014, the Company and its Dividend Warrant holders entered into amendments to the Dividend Warrants such that the Company’s redemption rights and certain provisions of the Dividend Warrant agreements relating to potential cash settlement of the Dividend Warrants were removed. The Dividend Warrants were revalued to the date of the amendment which resulted in an increase in net equity of approximately $825,502 to be recognized subsequent to September 30, 2014.

Share issuances and stock option grants

Subsequent to September 30, 2014, the Company issued a total of 187,000 shares of common stock for services to unrelated parties. Certain of the shares may be cancelled if the related agreement is terminated early. In addition, the Company agreed to grant 300,000 stock options at an exercise price of $1.00 per option. The stock options vest based on the achievement of certain milestones and expire on October 1, 2019.

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

You should review the factors and risks we describe under “Risk Factors” in our report on Form 10-KT for the transition period ended June 30, 2014 and in the Company’s other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

Summary

DelMar Pharmaceuticals, Inc. (the “Company”) is developing a new drug candidate targeting orphan cancer indications. We aim to develop products that will have a high impact in patient care and a high return for our investors. In order to accelerate our development timelines and reduce technical risk, we leverage existing clinical and commercial data from a wide range of sources.

Recent Highlights

•	On August 19, 2014 we announced that we had filed a protocol amendment with the United States Food and Drug Administration for our ongoing clinical trial with VAL-083 as a potential new treatment for refractory glioblastoma multiforme (“GBM”). The amendment allows for enrollment of two additional doses of VAL-083: 50mg/m2 and 60mg/m2. We are now delivering substantially higher doses compared to previous clinical trials conducted by the National Cancer Institutes (“NCI”) in the United States. We believe that such higher doses may enhance the potential of VAL-083 to impact a patent’s tumor and as well as to improve patient outcomes. We anticipate presenting our next interim data from this trial at the Annual Meeting of the Society for NeuroOncology in November 2014.

•	On September 3, 2014, we announced that we have received a notice of allowance for our second United States patent covering VAL-083. We currently hold two US Patents and one international patent, and have filed a total of ten patent applications which are being prosecuted in the United States and in international jurisdictions.

•	We presented new non-clinical research supporting the potential utility of VAL-083 in the treatment of non-small cell lung cancer at AACR’s New Horizons in Cancer Research on October 9, 2014. This research is an important component of our strategy to broaden our product development pipeline beyond our first program in refractory GBM.
•	During the quarter ended September 30, 2014 we received net proceeds of $527,551 from the exercise of Investor Warrants at $0.65 per warrant and an additional $738,626 in gross proceeds from exercise of these warrants subsequent to September 30, 2014. The exercise of these warrants through a tender offer and through private transactions with certain warrant holders has provided us with additional non-dilutive capital sufficient to fund our current operations through at least the end of March 2016.
•	On October 31, 2014 we entered into amendments with holders of warrants issued as a dividend to stockholders on January 24, 2013 (the “Dividend Warrants”) such that all of the Dividend Warrants which were classified as a derivative liability at September 30, 2014 were reclassified to equity subsequent to September 30, 2014.
•	In order to facilitate applying for the listing of our common stock on a national securities exchange, on July 21, 2014 our Board of Directors approved a change in our fiscal year end from December 31 to June 30 effective with the period ending June 30, 2014.
•	The warrant tender offer, change in our fiscal year end, and amendment of the Dividend Warrants are part of our overall strategy to meet the requirements to list our common stock on a national securities exchange in the timeliest manner possible, which we believe is an important component of executing on our overall mission to increase shareholder value.

Overview

We are a Nevada corporation formed on June 24, 2009 under the name Berry Only, Inc. Prior to a reverse acquisition undertaken on January 25, 2013 Berry did not have any significant assets or operations. DelMar Pharmaceuticals, Inc. (the “Company”) is the parent company of Del Mar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), a British Columbia, Canada corporation incorporated on April 6, 2010, that is focused on the development of drugs for the treatment of cancer. The Company is also the parent company to 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”). Callco and Exchangeco were formed to facilitate the reverse acquisition.

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

Our drug discovery research and development focuses on identifying well-validated clinical and commercial-stage compounds and establishing a scientific rationale for development in modern orphan cancer indications. We conduct further research on promising candidates through our network of consultants and contract research organizations. This approach allows us to identify and advance potential drug candidates without significant investment in “wet lab” infrastructure. Based on this strategy, we acquired intellectual property and prototype drug product related to our drug candidate, VAL-083, from Valent Technologies LLC (“Valent”) in September 2010 and initiated new clinical trials in 2011.

VAL-083

Our product candidate, VAL-083, represents a “first in class” small-molecule chemotherapeutic, which means that the molecular structure of VAL-083 is not an analogue or derivative of other small molecule chemotherapeutics approved for the treatment of cancer. VAL-083, which was originally discovered in the 1960’s, has been assessed in multiple clinical studies sponsored by the NCI in the United States as a treatment for various cancers including lung, brain, cervical, ovarian tumors and leukemia. Published pre-clinical and clinical data suggest that VAL-083 may be active against a range of tumor types. VAL-083 is approved as a cancer chemotherapeutic in China for the treatment of chronic myelogenous leukemia (“CML”) and lung cancer. VAL-083 has not been approved for any indications outside of China.

Upon obtaining regulatory approval, we intend to commercialize VAL-083 for the treatment of orphan cancer indications where patients have failed other therapies or have limited medical options. An orphan disease is defined in the United States under the Rare Disease Act of 2002 as “any disease or condition that affects less than 200,000 persons in the United States”. The Orphan Drug Act of 1983 is a federal law that provides financial and other incentives including a period of market exclusivity to encourage the development of new treatments for orphan diseases.

We research the mechanism of action of our product candidate to determine the clinical indications best suited for therapy and attempt to rapidly advance our product candidate into human clinical trials and toward commercialization.

Central Nervous System Cancers

In October 2011, we initiated clinical trials with VAL-083 as a potential new treatment for glioblastoma multiforme (“GBM”), the most common and aggressive form of brain cancer. In August 2013 we received a notice of allowance from the United States Food and Drug Administration (“FDA”) enabling the Company to implement a more rapid dose-escalation scheme in our GBM study. The revised dosing regimen was allowed by the FDA following an extensive safety review of patients treated prior to that date. In comparison to the original dose-escalation scheme, the revised plan will enable the trial to reach higher doses and skip two interim doses.

We have presented interim data from our clinical trial at peer-reviewed scientific meetings including most recently at AACR in April 2014 and ASCO in May 2014. In summary, at doses tested to date, our interim clinical data is as follows:

•	One of three GBM patients in cohort 7 (40mg/m2) and one of three GBM patients in cohort 6 (30 mg/m2) exhibited stable disease after one or two cycles of treatment;
•	No drug-related serious adverse events have been detected, and maximum tolerated dose (“MTD”) has not been reached at doses up to 40 mg/m2;
•	A protocol amendment to allow for exploration of VAL-083 at doses up to 60mg/m2 has been filed with the FDA and enrollment of cohort 8 (50mg/m2) has begun.
•	In earlier cohorts, we reported that two patients exhibited a response (stable disease or partial response) with a maximum response of 28 cycles (84 weeks) and improved clinical signs prior to discontinuing due to adverse events unrelated to the study;
•	We have also presented data demonstrating that the cytotoxic activity of VAL-083 is independent of MGMT, the enzyme believed to cause resistance to the current front-line therapy in the treatment of GBM; and
•	Pharmacokinetics are linear and consistent with previous published data suggesting that concentrations of VAL-083 being obtained in our current clinical trial are achieving plasma levels that are effective against glioma cell lines in vitro.

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

A summary of our original and revised dose escalation scheme including doses completed to date is as follows:

Dose Escalation Scheme (mg/m2)		Patients Treated	Status	Cumulative dose in 33-day cycle (comparison to NCI historical regimen of 125mg/m2 per cycle)
Original	Revised*
1.5	1.5	3	Completed – No Dose Limiting Toxicity (“DLT”)	9 mg/m2
3.0	3.0	4**	Completed – No DLT	18 mg/m2
5.0	5.0	10**	Completed – No DLT	30 mg/m2
10.0	10.0	3	Completed – No DLT	60 mg/m2
15.0	20.0	3	Completed – No DLT	120 mg/m2
20.0
25.0	30.0	3	Completed – No DLT	180 mg/m2
30.0
Na	40.0	3	Completed – No DLT	240 mg/m2
Na	50.0	3 (planned)	Enrollment Ongoing	300 mg/m2
Na	60.0	3 (planned)	To be initiated subject to evaluation of 50mg/m2 dose	360 mg/m2
*Revised based on discussions with FDA **Cohorts 2 and 3 were expanded to allow for patient demand and to gather additional data on CNS metastases patients.

Patients being enrolled in our current clinical trial have a growing brain tumor that has failed to respond to any other approved treatment. The correlation between tumor progression and impending death in this patient population is well-documented. Therefore, our interim results demonstrating that VAL-083 can either stabilize disease progression by halting tumor growth or shrink the tumor is expected to result in longer patient survival and improved quality of life.

We plan to continue our clinical trials with VAL-083 as a potential treatment for GBM patients who have failed other therapies.  Currently, there is no approved therapy for these patients. The goal of the current trial is to establish a modernized dosing regimen for advancement into registration directed trials in the United States as a potential new therapy for the treatment of refractory GBM.

We have identified or enrolled sufficient patients to fill the 50mg/m2 cohort. However, to date none have completed the required 35 day period following dosing to meet the primary endpoint for determination of DLT or MTD. We anticipate reviewing these data with our clinical advisors in a timely manner. Our analysis will either confirm MTD or support advancement to a 60mg/m2 dose cohort. Instances beyond our control such as ineligibility at screening, failure to obtain patient consent or patient death prior to 35 days following dosing will require identification and recruitment of replacement patients. Based on our current enrollment and timelines, we believe we remain on track to advance to registration directed trials with VAL-083 in the first half of 2015.

We anticipate that the registration trial will be a Phase II open-label trial with radiographic response and overall survival as the primary endpoints. The size, design and timing of initiation of the registration-directed clinical trial will depend on completion of the current dose-escalation study and discussions with the FDA. The final dose will be determined by the safety and tolerability of our modernized dosing regimen as we achieve a maximum tolerated dose. Once this dose is achieved we plan to request a guidance meeting with the FDA to discuss our proposed registration trial design. Data from the registration-directed trial will form the basis of our application for FDA approval. Our overall goal remains to complete registration-directed clinical trials with VAL-083 and to seek FDA approval as a new therapy for refractory glioblastoma in the timeliest manner possible. Based on our current financial resources, initiation of the registration trial will require additional funding to support the expanded clinical operations necessary to conduct and manage the study.

Lung Cancer

The activity of VAL-083 against solid tumors, including lung cancer, has been established in both pre-clinical and human clinical trials conducted by the NCI. Lung cancer is characterized as small cell or non-small cell lung cancer (“NSCLC”). NSCLC is the most common type of lung cancer. VAL-083 has demonstrated activity against NSCLC in laboratory studies. VAL-083 was also investigated in a number of clinical trials in the United States and Europe during the 1970s both as a stand-alone therapy and in combination with other chemotherapeutic regimens for lung cancer. VAL-083 has been approved by the Chinese Food and Drug Administration (“CFDA”) (formerly the State Food and Drug Administration) for the treatment of lung cancer in China. However, we believe that the use of the drug in the modern era has been limited by a preference for targeted therapies.

We plan to establish a strong scientific and clinical rationale to support out-licensing activities to unlock the potential value of the drug in partnership with larger pharmaceutical companies with the resources and commercial infrastructure to effectively develop and launch a lung cancer product. In support of this strategy we have presented non-clinical data which supports the potential utility of VAL-083 in the context of modern lung cancer therapy at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Annual Meeting in November 2013, at the AACR Annual Meeting in April 2014, and at AACR’s New Horizons in Cancer Research: Harnessing Breakthroughs – Targeting Cures in Shanghai, China in October 2014.

Additional Indications

In historical studies sponsored by the National Cancer Institute in the United States, VAL-083 exhibited clinical activity against a range of tumor types including CNS tumors, solid tumors and hematologic malignancies. We have established new non-clinical data supporting the activity of VAL-083 in different types of cancer that are resistant to modern targeted therapies and we believe that the unique cytotoxic mechanism of VAL-083 may provide benefit to patients in a range of indications. We intend to continue to research these opportunities, and if appropriate, expand our clinical development efforts to include additional indications.

Intellectual Property and Patents

We have filed a broad portfolio of new patent applications to protect our intellectual property. Our patent applications claim compositions and methods related to the use of VAL-083 and related compounds as well as methods of synthesis and quality controls for the manufacturing process of VAL-083. In July 2013, our first patent in the United States claiming methods of synthesis for VAL-083 was issued by the United States Patent Office. In September 2014, we announced that our second patent had been issued. We continue to prosecute patent cases in the United States and international jurisdictions.

In addition to new patent filings, we intend to seek orphan drug protection and other statutory protection for our intellectual property. In February, 2012, we announced that VAL-083 has been granted Orphan Drug protection in the United States for the treatment of glioma, including GBM by the FDA. In January 2013, the EMA granted Orphan Drug protection to VAL-083. The orphan drug designation means that we may sell VAL-083 as a treatment for GBM without competition for seven years in the United States and for ten years in the European Union following market approval, in respect of a medicinal product containing a similar active substance for the same indication.

Drugs granted orphan drug protection generally follow the same regulatory development path as any other pharmaceutical product. However, incentives such as scientific advice and reduction or waiver of registration fees and access to specialized grant funding may be available to support and accelerate development of orphan drug candidates.

Developing Partnerships with Pharmaceutical Companies

Guangxi Wuzhou Pharmaceutical Company

Pursuant to a memorandum of understanding and collaboration agreement, dated October 25, 2012, we have established a strategic collaboration with Guangxi Wuzhou Pharmaceutical Company (“Guangxi Wuzhou Pharmaceuticals”), a subsidiary of publicly traded Guangxi Wuzhou Zhongheng Group Co., Ltd. (SHG: 600252) (the “Guangxi Agreement”). VAL-083 is approved for the treatment of chronic myelogenous leukemia (“CML”) and lung cancer in China and Guangxi Wuzhou Pharmaceuticals is the only manufacturer licensed by the CFDA to produce the product for the China market. Through the Guangxi Agreement, we have obtained drug product for our VAL-083 clinical trials in the United States and we have also secured certain commercial rights in China.

Pursuant to the Guangxi Agreement, we granted to Guangxi Wuzhou Pharmaceuticals a royalty-free license to certain of our intellectual property, as it relates to quality control and drug production methods for VAL-083, and we agreed that Guangxi Wuzhou Pharmaceuticals will be our exclusive supplier of VAL-083 for clinical trials and commercial sales, subject to Guangxi Wuzhou Pharmaceuticals obtaining and maintaining cGMP certification by the FDA, EMA or other applicable regulatory agencies, and Guangxi Wuzhou Pharmaceuticals being able to meet volumes ordered by us. The Company and Guangxi Wuzhou Pharmaceuticals will work together to ensure the product specifications meet global standards in order to accelerate international development and regulatory approval. Guangxi Wuzhou Pharmaceuticals will be our exclusive supplier of VAL-083 for clinical development and commercial sales, subject to its meeting and maintaining required regulatory certification.

This Guangxi Agreement also provides us with certain exclusive commercial rights related to drug supply. Specifically, the Guangxi Agreement establishes an exclusive supply relationship between us and Guangxi Wuzhou Pharmaceuticals for the Chinese market and all markets outside China. Guangxi Wuzhou Pharmaceuticals agreed that it may not sell VAL-083 for markets outside of China to any other purchaser other than us. In addition, Guangxi Wuzhou Pharmaceuticals granted us a pre-emptive right in China (subject to our acceptance of proposed sales volume and prices) to purchase VAL-083 produced by Guangxi Wuzhou Pharmaceuticals.

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

We and Guangxi Wuzhou Pharmaceuticals have formed a clinical advisory board to oversee clinical studies. Under the terms of the Guangxi Agreement, Guangxi Wuzhou Pharmaceuticals will provide funding support for clinical trials conducted in China and we are responsible for development and commercialization. We anticipate establishing sales channels in China through a third-party marketing partner in collaboration with Guangxi Wuzhou Pharmaceuticals in order to obtain sales or royalty revenue from that market.

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

The Company acquired its VAL-083 prototype drug, patents and technology rights from Valent. In addition, Valent incurred a significant portion of the Company’s clinical expenses during the periods ended December 31, 2011 and 2012 and in turn invoiced the Company for those expenses. One of the Company’s officers and directors is a principal of Valent and as result Valent is a related party to the Company.

The following related party transactions and balances have been recorded by the Company.

During the three months ended September 30, 2014

On September 30, 2014, the Company entered into an exchange agreement (the “Exchange Agreement”) with Valent and DelMar (BC). Pursuant to the Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $278,530 (including aggregate accrued interest to September 30, 2014 of $28,530), issued to Valent by DelMar (BC), for 278,530 shares of the Company’s Series A Preferred Stock.

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $145,000 in compensation expense for the three months ended September 30, 2014.

Included in accounts payable at September 30, 2014 is an aggregate amount owing of $41,674 (June 30, 2014 - $54,960) to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

The Company paid $24,500 in directors’ fees during the three months ended September 30, 2014.

During the three months ended September 30, 2013

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $112,500 in compensation expense for the three-months ended September 30, 2013.

The Company paid $11,583 in directors’ fees during the three-months ended September 30, 2013.

Derivative Liability

The Company has issued common stock purchase warrants. Based on the terms of certain of these warrants the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value each reporting period with the changes in fair value recorded in the consolidated condensed statement of loss and comprehensive loss.

Investor Warrants

On June 9, 2014, as amended on June 26, 2014, July 10, 2014, and July 29, 2014, the Company filed a tender offer statement with the Securities and Exchange Commission with respect to certain warrants to purchase common stock of the Company issued to investors (the “Investor Warrants”) to provide the holders thereof with the opportunity to amend and exercise their warrants, upon the terms and subject to the conditions set forth in the Company’s tender offer statement. Pursuant to the tender offer, the Company offered to amend Investor Warrants to purchase an aggregate of 9,195,478 shares of common stock (the “Offer to Amend and Exercise”). There was no minimum participation requirement with respect to the Offer to Amend and Exercise.

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

Upon the expiration of the Offer to Amend and Exercise on August 8, 2014, 762,227 Amended Warrants were exercised for net proceeds of $470,676 after payment by the Company of a 5% warrant agent fee of $24,772. In addition, during the three months ended September 30, 2014, 87,500 warrants were exercised for 87,500 shares of common stock. The Company received proceeds of $56,875 from these exercises. As a result of all of the warrant exercises, $72,109 of the derivative liability has been reclassified to equity. The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

The remaining 8,345,751 Investor Warrants outstanding at September 30 , 2014 have been re-valued at September 30, 2014 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 75%, risk free rate – 1.49% and a term of approximately 3.25 years.

Subsequent to September 30, 2014, the Company issued 1,136,347 shares of common stock pursuant to the exercise of 1,136,347 Investor Warrants. The warrants were exercised at $0.65 per warrant for proceeds of $738,626. The Investor Warrants that have been exercised were revalued at their exercise date and then a reclassification to equity was recorded for the portion of the Investor Warrants exercised. The impact on net equity recognized subsequent to September 30, 2014 as a result of the exercise of these Investor Warrants was approximately $346,018. The total amount of the increase to net equity from the cash received from the exercise of the Investor Warrants and the reclassification of a portion of the derivative liability to equity is estimated to be approximately $1,084,644.

Dividend Warrants

The Dividend Warrants have been measured at fair value at September 30, 2014 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 75%, risk free rate – 1.49% and a term of approximately 3.25 years.

Subsequent to September 30, 2014, the Company and its Dividend Warrant holders entered into amendments to the Dividend Warrants such that the Company’s redemption rights and certain provisions of the Dividend Warrant agreements relating to potential cash settlement of the Dividend Warrants were removed. The Dividend Warrants were revalued to the date of the amendment which resulted in an increase of approximately $825,502 in net equity being recognized subsequent to September 30, 2014.

Warrants issued for services

The Company has issued 300,000 warrants for services. The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years. The warrants have been measured at September 30, 2014 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 76%, risk free rate – 1.67% and a term of approximately 4.0 years.

The Company’s derivative liability is summarized as follows:

	September 30,	June 30,
	2014	2014
	$	$

Opening balance	3,329,367	4,402,306

Change in fair value of unexercised warrants	368,594	166,388
Change in fair value due to change in warrants terms	(167,190)	(111,179)
Reclassification to equity upon exercise of warrants	(72,109)	(1,128,148)

Closing balance	3,458,662	3,329,367

Selected Quarterly Information

The financial information reported here in has been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency at September 30, 2014 is the USD. The following table represents selected financial information for the Company as of September 30, 2014 and June 30, 2014.

Selected Balance Sheet Data

	September 30, 2014 $	June 30, 2014 $

Cash and cash equivalents	4,315,746	4,759,711
Working capital	4,161,669	4,704,044
Total Assets	4,497,332	5,003,910
Derivative liability	3,458,662	3,329,367
Total stockholders’ equity	520,942	880,479

Selected Statement of Operations Data

For the Three months Ended:

	September 30,	September 30,
	2014	2013
	$	$

Research and development	671,627	560,235
General and administrative	445,000	741,368
Change in fair value of derivative liability	368,594	(8,094,339)
Change in fair value of derivative liability due to change in warrant terms	(167,190)	-
Foreign exchange loss (gain)	2,391	(2,834)
Interest expense	2,091	2,029
Interest income	(152)	(691)
Net loss (income) from operations	1,322,361	(6,794,232)
Basic weighted average number of shares outstanding	36,451,014	31,430,566
Basic loss (income) per share	0.04	(0.22)
Diluted weighted average number of shares outstanding	36,451,014	41,671,789
Diluted loss (income) per share	0.04	(0.02)

Expenses net of share-based payments

The following table discloses research and development, and general and administrative expenses net of share-based payment expenses.

	September 30, 2014 $	September 30, 2013 $

Research and development	671,627	560,235
Share-based payments included in research and development	(21,133)	(96,074)
Research and development net of share-based compensation	650,494	464,161

General and administrative	445,000	741,368
Share-based payments included in general and administrative	(27,807)	(372,319)
General and administrative net of share-based compensation	417,193	369,049

Comparison of the three months ended September 30, 2014 and September 30, 2013

	Three Months Ended
	September 30, 2014 $	September 30, 2013 $	Change $	Change %

Research and development	671,627	560,235	111,392	20
General and administrative	445,000	741,368	(296,368)	(40)
Change in fair value of derivative liability	368,594	(8,094,339)	8,462,933	(105)
Change in fair value of derivative liability due to change in warrant terms	(167,190)	-	(167,190)	(100)
Foreign exchange loss (gain)	2,391	(2,834)	5,225	(184)
Interest expense	2,091	2,029	62	3
Interest income	(152)	(691)	539	(78)
Net loss	1,322,361	(6,794,232)	8,116,593

Research and Development

Research and development expenses increased to $671,627 for the three months ended September 30, 2014 from $560,235 for the three months ended September 30, 2013. The increase was largely attributable to an increase in clinical development, pre-clinical research, and intellectual property costs partially offset by a decrease in share-based compensation expenses. Clinical development costs have increased due to higher support costs related to regulatory activities and submissions to the FDA, drug manufacturing as the Company prepares for its registration trial, and activities relating to the preparation of protocols for the lung cancer study in China. Pre-clinical research has increased due to the Company undertaking mechanism of action and lung cancer studies that had not yet been initiated at September 30, 2013. Intellectual property costs have increased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as the Company is now in the regional phase of one of its patents which requires significant costs be incurred as patent applications are filed throughout the world. Partially offsetting the impact of higher costs in these areas are lower share-based payments of $21,133 in the current quarter compared to $96,074 for the corresponding 2013 period. In relation to research and development expenses during the three months ended September 30, 2014 the Company incurred share-based payments relating to stock option expense only. During the three months ended September 30, 2013 the Company incurred expenses for stock options and the issuance of shares for services. The decrease in stock option expense in the current quarter was due to certain stock options granted during the three months ended September 30, 2013 that have fully vested and due to a decrease in the Company’s share price over the current quarter in 2014 compared to the prior quarter in 2013.

General and Administrative

General and administrative expenses were $445,000 for the three months ended September 30, 2014 compared to $741,368 for the three months ended September 30, 2013. The decrease was largely attributable to a decrease in share-based payments to $27,807 in the three months ended September 30, 2014 from $372,319 for the three months ended September 30, 2013. In relation to general and administrative expenses during the three months ended September 30, 2014, the Company incurred share-based payments related to stock option expense only while during the three months ended September 30, 2013 the Company incurred share-based payments relating to stock options, shares issued for services and for warrants issued for services. The decrease in stock option expense in the current quarter was due to certain stock options granted during the three months ended September 30, 2013 that have fully vested and due to a decrease in the Company’s share price over the current quarter in 2014 compared to the prior quarter in 2013.

Excluding the impact of share-based payments, general and administrative expenses increased in the three months ended September 30, 2014 to $417,193 from $369,049 for the three months ended September 30, 2013. The principal reasons for the increase were higher personnel and facilities costs partially offset by lower professional fees. Personnel costs have increased due to higher management fees and benefits in the current quarter compared to the corresponding 2013 period. Facilities costs increased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 largely due an increase in insurance, promotion and press releases, and filing and related fees. Partially offsetting the impact of these higher costs was a decrease in professional fees during the three months ended September 30, 2014 compared the three months ended September 30, 2013 due to lower legal, business development, and investor relations costs.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss. The balances recognized during the three months ended September 30, 2014 were due to an increase in the Company’s common stock price between the date the warrants were last valued on June 30, 2014 and September 30, 2014 which was the current revaluation date.

The Company recognized a loss of $368,594 from the change in fair value of the derivative liability for the three months ended September 30, 2014. In addition, the Company also recognized a gain of $167,190 which resulted from revaluing exercised Investor Warrants between June 30, 2014 and the respective dates when the warrants were exercised. All warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded. For the three months ended September 30, 2013 the Company recognized a gain of $8,094,339 due to the change in fair value of the derivative liability. Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. The large derivative revaluation gain recognized by the Company for the three months ended September 30, 2013 resulted in a net income for the quarter. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate widely.

Foreign Exchange Gain

The Company’s functional currency at September 30, 2014 is the USD but the Company incurs a portion of its expenses in CDN. The foreign exchange gains and losses are reported in other (income) loss in the Consolidated Condensed Interim Statement of Loss and Comprehensive Loss.

The Company recognized a foreign exchange loss of $2,391 for the quarter ended September 30, 2014 compared to a gain of $2,834 for the quarter ended September 30, 2013. The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN accounts payable.

Interest Expense

Pursuant to a loan agreement dated February 3, 2011, the Company received a loan from Valent in the amount of $250,000 for the purchase of the prototype drug product. The loan was payable on demand, unsecured and bore interest at 3.00% per year. As a result of the loan payable the Company recognized $2,091 and $2,029 respectively in accrued interest for the three months ended September 30, 2014 and 2013.

Liquidity and Capital Resources

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

	September 30, 2014 $	September 30, 2013 $	Change $	Change %

Cash used in operating activities	(971,516)	(1,112,180)	140,664	(13)
Cash flows from financing activities	527,551	-	527,551	-

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Operating Activities

Net cash used in operating activities decreased to $971,516 for the three months ended September 30, 2014 from $1,112,180 for the three months ended September 30, 2013. During the three months ended September 30, 2014 the Company reported a loss of $1,322,361 compared to an income of $6,794,232 for the three months ended September 30, 2013. However, included in the net income in 2013 was a gain of $8,094,339 attributable to changes in the fair value of the derivative liability. The net impact on the loss from fair value changes in the derivative liability for the three months ended September 30, 2014 was $201,404. Excluding the impact of changes in the fair value of the derivative liability, non-cash items relating to accrued interest and stock option expense totaled $51,031 for the three months ended September 30, 2014. Non-cash items relating to accrued interest, warrants issued for services, and share-based compensation totaled $396,423 for the three months ended September 30, 2013. The most significant changes in non-cash working capital for the three months ended September 30, 2014 were cash from changes in prepaid expenses of $72,381 and changes in accounts payable and accrued liabilities of $49,083. In the three months ended September 30, 2013 the most significant item was an outflow due to a reduction in accounts payable and accrued liabilities of $220,619.

Financing Activities

The Company received net proceeds of $527,551 from the exercise of warrants during the three months ended September 30, 2014. There were no financing activities in the prior quarter.

Operating Capital and Capital Expenditure Requirements

For the three-month period ended September 30, 2014, the Company reported a loss of $1,322,361 and an accumulated deficit of $19,985,775 at that date. As at September 30, 2014, the Company has cash and cash equivalents on hand of $4,315,746. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a great degree of uncertainty with respect to the expenses the Company will incur in executing its business plan. In addition, the Company has not begun to commercialize or generate revenues from any product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern (note 9) in the medium to longer term. During the three months ended September 30, 2014 as well as on October 31, 2014 the Company received an aggregate $1,266,177 in net proceeds from the exercise of 1,986,074warrants. We believe, based on our current estimates, that we will be able to fund our operations until at least the end of first quarter of calendar 2016.

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

A detailed presentation of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s consolidated financial statements for the period ended June 30, 2014 contained in our Form 10-KT filed with the SEC on August 28, 2014. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

• Shares for services
• Stock options
• Derivative liability

Shares for services

Periodically, the Company has issues equity instruments for services provided by employees and nonemployees. The equity instruments are valued at the fair value of the instrument granted.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Upon the expiration of the Offer to Amend and Exercise on August 8, 2014, 762,227 Amended Warrants were exercised for net proceeds of $470,676 after payment by the Company of a 5% warrant agent fee of $24,772. In addition, during the three months ended September 30, 2014, the Company issued 87,500 warrants upon exercise of warrants for gross proceeds of $56,875.

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

DelMar Pharmaceuticals, Inc.

Date: November 7, 2014	By:	/s/ Jeffrey Bacha
Jeffrey Bacha
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial Officer)

