Form 10-Q
period 2014-12-31
DelMar Pharmaceuticals, Inc.
filed 2015-02-12
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 34,854,889 shares of common stock are issued and outstanding as of February 10, 2015.

1

2

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Financial Statements

(Unaudited)

For the six months ended December 31, 2014

(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Balance Sheets

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	December 31, 2014 $	June 30, 2014 $

Assets

Current assets
Cash and cash equivalents		3,958,439	4,759,711
Taxes and other receivables		14,082	9,572
Prepaid expenses		155,857	234,627

		4,128,378	5,003,910

Liabilities

Current liabilities
Accounts payable and accrued liabilities		256,527	244,906
Related party payables	4	37,659	54,960

		294,186	299,866

Loan payable to Valent	3	-	276,439

Stock option liability	6	180,350	217,759

Derivative liability	5	1,567,291	3,329,367

		2,041,827	4,123,431

Stockholders’ Equity

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at December 31, 2014
(June 30, 2014 - none)	3	278,530	-
1 special voting share at December 31, 2014
(June 30, 2014 - 1)	6	-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value
Issued and outstanding
38,580,306 at December 31, 2014 (June 30, 2014 – 35,992,343)	6	38,580	35,992

Additional paid-in capital	6	16,625,081	13,286,278

Warrants	6	6,187,805	6,200,445

Accumulated deficit		(21,064,623)	(18,663,414)

Accumulated other comprehensive income		21,178	21,178

		2,086,551	880,479

		4,128,378	5,003,910

Nature of operations and liquidity risk (note 1)

Subsequent event (note 8)

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Loss and Comprehensive Loss

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	Three months ended December 31, 2014 $	Three months ended December 31, 2013 $	Six months ended December 31, 2014 $	Six months ended December 31, 2013 $

Expenses
Research and development		612,169	566,060	1,283,796	1,126,295
General and administrative		656,229	636,182	1,101,229	1,377,550

		1,268,398	1,202,242	2,385,025	2,503,845

Other (income) loss
Change in fair value of derivative liability	5	(435,200)	(372,487)	(66,606)	(8,466,826)
Change in fair value of derivative liability due to change in warrant terms	5	143,532	-	(23,658)	-
Loss on exchange of warrants	5	92,843	-	92,843	-
Foreign exchange loss		7,295	34,797	9,686	31,963
Interest expense		-	2,044	2,091	4,073
Interest income		(109)	(620)	(261)	(1,311)

		(191,639)	(336,266)	14,095	(8,432,101)

Net and comprehensive loss (income) for the period		1,076,759	865,976	2,399,120	(5,928,256)

Basic loss (income) per share		0.03	0.03	0.06	(0.19)
Diluted loss (income) per share		0.03	0.03	0.06	0.00

Basic weighted average number of shares		37,798,183	31,523,732	37,125,074	31,477,137
Diluted weighted average number of shares		37,798,183	31,523,732	37,125,074	41,742,401

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Cash Flows

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Six months ended December 31,
	2014 $	2013 $

Cash flows from operating activities
(Loss) income for the period	(2,399,120)	5,928,256
Items not affecting cash
Accrued interest	2,091	4,073
Change in fair value of derivative liability	(66,606)	(8,466,826)
Change in fair value of derivative liability due to change in warrant terms	(23,658)	-
Loss on exchange of warrants	92,843	-
Warrants issued for services	-	124,020
Share-based compensation	260,510	626,279

	(2,133,940)	(1,784,198)
Changes in non-cash working capital
Taxes and other receivables	(4,510)	5,832
Prepaid expenses	78,770	50,379
Accounts payable and accrued liabilities	11,621	(290,770)
Related party payables	(17,301)	(127,432)

	68,580	(361,991)

	(2,065,360)	(2,146,189)
Cash flows from financing activities
Net proceeds from the exercise of warrants	1,266,177	-
Series A preferred stock dividend	(2,089)	-

	1,264,088	-

Increase in cash and cash equivalents	(801,272)	(2,146,189)
Cash and cash equivalents - beginning of period	4,759,711	6,282,992

Cash and cash equivalents - end of period	3,958,439	4,136,803

Supplementary information
Issuance of preferred shares for the settlement of the loan payable to Valent (note 3)	278,530	-
Reclassification of derivative liability to equity upon the exercise of Investor Warrants (note 5)	391,422	-
Reclassification of derivative liability to equity upon the exchange of Investor Warrants (note 5)	305,112	-
Reclassification of derivative liability to equity upon the amendment of Dividend Warrants (note 5)	975,278	-
Reclassification of stock option liability upon the forfeiture of stock options (note 6)	38,038	-

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2014

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2014

(expressed in US dollars unless otherwise noted)

Liquidity risk

For the six-month period ended December 31, 2014, the Company reported a loss of $2,399,120 and an accumulated deficit of $21,064,623 at that date. As at December 31, 2014, the Company had cash and cash equivalents on hand of $3,958,439. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a great degree of uncertainty with respect to the expenses the Company will incur in executing its business plan. In addition, the Company has not begun to commercialize or generate revenues from any product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern (note 5) in the medium to longer term. During the six months ended December 31, 2014 the Company received an aggregate $1,266,177 in net proceeds from the exercise of 1,986,074 warrants. We believe, based on our current estimates, that we will be able to fund our operations until at least the end of first quarter of calendar 2016.

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

December 31, 2014

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

Unaudited interim financial data

The accompanying unaudited December 31, 2014 consolidated condensed interim balance sheet, the consolidated condensed interim statements of loss and comprehensive loss for the three and six months ended December 31, 2014 and 2013, and consolidated condensed cash flows for the six months ended December 31, 2014 and 2013, and the related interim information contained within the notes to the consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These consolidated condensed interim financial statements should read in conjunction with the audited financial statements of the Company as at June 30, 2014 and December 31, 2013 filed in our Form 10-KT filed with the Securities and Exchange Commission on August 28, 2014. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position at December 31, 2014 and results of its operations for the three and six months ended December 31, 2014 and 2013, and its cash flows for the six months ended December 31, 2014 and 2013. The results for three and six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2015 or for any other future annual or interim period.

Use of estimates

The preparation of consolidated condensed interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as at the end or during the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the derivative liability and the valuation of equity instruments, including stock options, issued for services. We have updated our estimates and models for the issuance of any new awards issued during the period.

Loss per share

Loss per share is calculated based on the weighted average number of common shares outstanding. For the three and six month periods ended December 31, 2014 and for the three months ended December 31, 2013 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants and stock options are anti-dilutive. At December 31, 2014, potential common shares of 15,409,745 (December 31, 2013 – 24,864,009) relating to warrants and 3,415,000 (December 31, 2013 – 3,240,000) relating to stock options were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2014

(expressed in US dollars unless otherwise noted)

For the six months ended December 31, 2013 diluted income per share has also been presented.  Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding stock options and warrants.

Recent accounting pronouncements

The Company reviews new accounting standards as issued. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2014 through the date these financial statements were issued.

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

3	Valent Technologies LLC agreement

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2014

(expressed in US dollars unless otherwise noted)

For the three months ended December 31, 2014, the Company accrued $2,089 related to the dividend payable to Valent. The dividend has been recorded as a direct increase in accumulated deficit and was paid subsequent to December 31, 2014. For the three months ended December 31, 2013 the Company accrued $2,044 in interest on its loan payable with Valent.

For the six months ended December 31, 2014, the Company accrued $2,089 related to the dividend payable to Valent and $2,091 related to interest from June 30, 2014 to September 30, 2014 when the loan was converted to preferred shares. The dividend of $2,089 has been recorded as a direct increase in accumulated deficit while the $2,091 has been recorded as interest expense. For the six months ended December 31, 2013 the Company accrued $4,073 in interest expense on its loan payable with Valent.

4	Related party transactions

During the six months ended December 31, 2014

Effective September 30, 2014, the Company entered into and closed an agreement with Valent to exchange its loan with Valent for 278,530 shares of preferred stock of the Company (note 3).

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $265,000 in compensation expense for the six months ended December 31, 2014.

Included in accounts payable at December 31, 2014 is an aggregate amount of $37,659 (June 30, 2014 - $54,960) owed to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

The Company recognized $48,500 in directors’ fees during the six months ended December 31, 2014.

During the six months ended December 31, 2013

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $215,000 in compensation expense for the six months ended December 31, 2013.

The Company recognized $29,333 in directors’ fees during the six months ended December 31, 2013.

5	Derivative liability

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2014

(expressed in US dollars unless otherwise noted)

Investor Warrants

Tender offer – Investor Warrant exercise price reduction

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

Investor Warrant exercises

In addition, during the six months ended December 31, 2014, 1,223,847 Investor Warrants were exercised at $0.65 per warrant for 1,223,847 shares of common stock. The Company received proceeds of $795,501 from these exercises.

All Investor Warrants that have been exercised during the period, including those exercised under the tender offer, were revalued at their respective exercise dates and then a reclassification to equity was recorded. As a result of all of the Investor Warrant exercises, for the six months ended December 31, 2014 an aggregate $391,422 of the derivative liability has been reclassified to equity.

To date, including Investor Warrants exercised prior to June 30, 2014, a total of 5,195,598 Investor Warrants have been exercised for cash for total gross proceeds of $3,886,736.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2014

(expressed in US dollars unless otherwise noted)

Investor Warrant exchange

On December 31, 2014, the Company issued 414,889 shares of common stock in exchange for 1,244,666 Investor Warrants. The Investor Warrants that have been exchanged were revalued at their exchange date and then a reclassification to equity was recorded. The reclassification to equity upon the exchange was $305,112. The Company recognized a loss of $92,843 at the time of the exchange.

The remaining 5,964,738 Investor Warrants outstanding at December 31 , 2014 have been re-valued at December 31, 2014 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 73%, risk free rate – 1.34% and a term of approximately 3.0 years.

All 5,964,738 Investor Warrants outstanding at December 31, 2014 have an exercise price of $0.80.

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

On October 31, 2014, the Company and all of its Dividend Warrant holders entered into amendments to the Dividend Warrants such that the Company’s redemption rights and certain provisions of the Dividend Warrant agreements relating to potential cash settlement of the Dividend Warrants were removed. The Dividend Warrants were revalued to the date of the amendment on October 31, 2014 which resulted in a reclassification to equity of $975,278.

Warrants issued for services

The Company has issued 300,000 warrants for services. The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years. The warrants have been measured at December 31, 2014 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 74%, risk free rate – 1.49% and a term of approximately 3.5 years.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2014

(expressed in US dollars unless otherwise noted)

The Company’s derivative liability is summarized as follows:

	December 31, 2014 $	June 30, 2014 $

Opening balance	3,329,367	4,402,306

Change in fair value of warrants	(66,606)	166,388
Change in fair value due to change in warrant terms	(23,658)	(111,179)
Reclassification to equity upon amendment of warrants	(975,278)	-
Reclassification to equity upon exchange of warrants	(305,112)	-
Reclassification to equity upon exercise of warrants	(391,422)	(1,128,148)

Closing balance	1,567,291	3,329,367

6	Stockholders’ equity

Preferred stock

Authorized

5,000,000 preferred shares, $0.001 par value

Issued and outstanding

Special voting shares – at December 31 and June 30, 2014 – 1

Series A shares – at December 31, 2014 – 278,530 (June 30, 2014 – none)

Effective September 30, 2014 pursuant to the Company’s Exchange Agreement with Valent (note 3), the Company filed the Series A Certificate of Designation with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 278,530 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share and are not convertible into common stock. The holder of the Series A Preferred Stock will be entitled to dividends at the rate of 3% of the Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock.

Common stock

Authorized

200,000,000 common shares, $0.001 par value

Issued and outstanding

December 31, 2014 – 38,580,306 (June 30, 20143 – 35,992,343)

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2014

(expressed in US dollars unless otherwise noted)

The issued and outstanding common shares at December 31, 2014 include 4,256,042 shares of common stock on an as-exchanged basis with respect to the shares of Exchangeco that can be exchanged for shares of common stock of the Company.

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants

Balance – June 30, 2014	35,992,343	35,992	13,286,278	6,200,445

Exercise of Investor Warrants – net of issue costs	1,986,074	1,986	1,264,191	-
Reclassification of derivative liability to equity on exercise of warrants	-	-	391.422	-
Shares issued upon warrant exchange	414,889	415	397,540	-
Reclassification of derivative liability to equity on amendment of warrant terms	-	-	975,278	-
Shares issued for services	187,000	187	181,000	-
Expiration of Broker Warrants	-	-	12,640	(12,640)
Reclassification of stock option liability upon forfeiture of stock options	-	-	38,038	-
Stock-based compensation	-	-	78,694	-

Balance – December 31, 2014	38,580,306	38,580	16,625,081	6,187,805

a)	Expiration of Broker Warrants

During the six months ended December 31, 2014 92,000 warrants issued for certain broker services (“Broker Warrants”) exercisable at a price of CDN $0.50 per warrant expired.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2014

(expressed in US dollars unless otherwise noted)

Stock Options

The following table sets forth the options outstanding:

	Number of stock options outstanding	Weighted average exercise price $

Balance – June 30, 2014	3,187,214	0.96
Issued	300,000	1.00
Forfeited	(72,214)	0.58
Balance – December 31, 2014	3,415,000	0.97

The following table summarizes stock options currently outstanding and exercisable at December 31, 2014:

Exercise price $	Number outstanding at December 31, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number exercisable at December 31, 2014	Exercise price $

0.43	825,000	7.12	0.43	803,417	0.45
1.00	300,000	4.75	1.00	50,000	1.00
1.05	1,990,000	8.62	1.05	1,616,889	1.05
1.54	180,000	8.25	1.54	180,000	1.54
2.30	120,000	8.42	2.30	120,000	2.30
	3,415,000		0.97	2,770,306	0.96

Included in the number of stock options outstanding are 825,000 stock options granted at an exercise price of CDN $0.50. The exercise prices shown in the above table have been converted to $0.43 USD using the period ending closing exchange rate. Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options have been re-valued using a Black-Scholes pricing model using the following assumptions:

December 31, 2014

Dividend rate	0%
Volatility	73.8% to 91.9%
Risk-free rate	1.25%
Term - years	0.25 to 2.0

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2014

(expressed in US dollars unless otherwise noted)

The Company has recognized the following amounts as stock-based compensation expense for the periods noted:

	Three months ended December 31,		Six months ended December 31,
	2014 $	2013 $	2014 $	2013 $

Research and development	(8,077)	163,514	13,056	213,589
General and administrative	38,460	176,889	66,267	366,690

	30,383	340,403	79,323	580,279

Of the total stock option expense of $79,323 (December 31, 2013 - $580,279) for the six months ended December 31, 2014, $78,694 (December 31, 2013 - $678,975) has been recognized as additional paid in capital and $629 (December 31, 2013 – a reduction of $(98,696)) has been recognized as a stock option liability. The aggregate intrinsic value of stock options outstanding at December 31, 2014 was $312,675 (December 31, 2013 - $422,910) and the aggregate intrinsic value of stock options exercisable at December 31, 2014 was $304,495 (December 31, 2013 - $341,304). As of December 31, 2014 there was $80,089 in unrecognized compensation expense that will be recognized over the next 1.50 years. No stock options granted under the Plan have been exercised to December 31, 2014. Upon the exercise of stock options new shares will be issued.

A summary of the status of the Company’s unvested stock options under all plans is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2014	735,681	0.98	0.54
Issued	300,000	1.00	0.25
Vested	(318,773)	1.03	0.57
Forfeited	(72,214)	0.58	0.36

Unvested at December 31, 2014	644,694	1.01	0.63

Certain of the Company’s warrants have been recognized as a derivative liability (note 5). The following table summarizes all of the Company’s outstanding warrants as of December 31, 2014:

Description	Number

Balance – June 30, 2014	18,732,485
Broker Warrants (i)	(92,000)
Investor Warrants exercised (ii)	(1,986,074)
Investor Warrants exchanged (iii)	(1,244,666)

Balance - December 31, 2014	15,409,745

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2014

(expressed in US dollars unless otherwise noted)

i)	During the six months ended December 31, 2014, 92,000 Broker Warrants expired.
ii)	During the six months ended December 31, 2014, 1,986,074 Investor Warrants were exercised for 1,986,074 shares of common stock (note 5).
iii)	During the six months ended December 31, 2014, 1,244,666 Investor Warrants were exchanged for 414,889 shares of common stock (notes 5 and 8).
7	Financial instruments

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2014

(expressed in US dollars unless otherwise noted)

The Company has the following liabilities under the fair value hierarchy:

			December 31, 2014

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	1,567,291

		June 30, 2014

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	3,329,367

8	Subsequent events

Tender offer warrant exchange

On January 8, 2015 (note 5) , the Company filed a tender offer statement with the Securities and Exchange Commission, and on January 23, 2015, the Company filed an amendment thereto , with respect to certain Investor Warrants to purchase common stock of the Company. The tender offer provided the holders of the Investor Warrants with the opportunity to receive one share of common stock for every three Investor Warrants that are tendered. The tender offer was available to all 5,964,738 Investor Warrants outstanding at December 31, 2014. If all outstanding Investor Warrants were tendered, the Company would have issued 1,988,246 shares of common stock. To participate in the tender offer the Investor Warrant holders were required to deliver completed exchange documents to the Company, prior to the expiration of the tender offer, which was 5:00 p.m. (Pacific Time) on February 9, 2015.

The tender offer expired on February 9, 2015. A total of 1,591,875 Investor Warrants were exchanged for 530,625 shares of common stock resulting in a net increase in stockholder’s equity of approximately $400,957.

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

Recent Highlights

  During the most recent quarter, we announced important new data demonstrating progress on our drug development programs:

    In October we presented new non-clinical research supporting the potential utility of VAL-083 in the treatment of non-small cell lung cancer (“NSCLC”) at the American Association for Cancer Research’s (“AACR”) New Horizons in Cancer Research.

    In November, we presented an update on our ongoing Phase I/II clinical trial with VAL-083 as a potential new therapy for refractory glioblastoma at the Society for NeuroOncology (“SNO”) Annual meeting. At SNO, we also presented new non-clinical data supporting the favorable differentiation of VAL-083 versus the standard-of-care in the treatment of glioblastoma.

  We participated in the second Brain Tumor Clinical Trial Endpoints Workshop held on October 14, 2014 in Bethesda, MD. The workshops, which are sponsored by the National Brain Tumor Society, bring together private industry, leading clinicians, and key members of the US Food and Drug Administration (“FDA”) staff and leaders of the National Cancer Institutes (“NCI”) to discuss clinical trial design and strategies for accelerating approval of promising brain tumor therapies.

  On December 2, 2014 our common stock was approved to begin trading on the OTCQX. We believe that having our stock quoted on the OTCQX is an important step forward to building liquidity for our shareholders as part of our overall mission to deliver long-term shareholder value.

  On January 12, 2015 we announced the achievement of an important milestone in our ongoing Phase I/II clinical trial with VAL-083 as a potential new therapy for the treatment of refractory glioblastoma. Specifically, we reported the first observation of a dose limiting toxicity (“DLT”), which signals the near-term completion of dose-escalation and identification of a maximum tolerated dose (“MTD”) for advancement to registration-directed clinical trials in glioblastoma multiforme (“GBM”).

  On January 13, 2015, we announced that we have received a notice of allowance for another United States patent covering VAL-083. At December 31, 2014 we have filed a total of ten patent applications which are being prosecuted in the United States and in international jurisdictions. To date, three US patents and one international patent have been allowed.

  On December 31, 2014, we issued an aggregate 414,889 shares of common stock in exchange for the surrender of Investor Warrants to purchase an aggregate of 1,244,666 shares of common stock. Subsequently, we consummated a Warrant Exchange Tender Offer providing the opportunity for holders of Investor Warrants to receive one share of common stock for every three Investor Warrants held. The Warrant Exchange Tender Offer is part of the Company's strategy to build sufficient stockholders equity in partial fulfillment of the requirements to list our common stock to a national securities exchange such as the NASDAQ Capital Market or NYSE MKT. The tender offer expired on February 9, 2015. A total of 1,591,875 Investor Warrants were exchanged for 530,625 shares of common stock resulting in a net increase in stockholder’s equity of approximately $400,957.

  As part of our strategy to list our common stock on a national securities exchange in the timeliest manner possible, we also:

    Received net proceeds of $1,266,177 from the exercise of Investor Warrants at $0.65 per warrant during the six months December 31, 2014. The exercise of these warrants, including through a tender offer, has provided us with additional non-dilutive capital sufficient to fund our current operations through at least the end of March 2016.

    Entered into amendments to warrants issued as a dividend to stockholders on January 24, 2013 (the “Dividend Warrants”) such that all of the Dividend Warrants were reclassified to equity on October 31, 2014.

    Changed our fiscal year end to June 30 from December 31.

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

Central Nervous System Cancers

In October 2011, we initiated clinical trials with VAL-083 as a potential new treatment for GBM, the most common and aggressive form of brain cancer. In August 2013, we received a notice of allowance from the FDA enabling the Company to implement a more rapid dose-escalation scheme in our GBM study. The revised dosing regimen was allowed by the FDA following an extensive safety review of patients treated prior to that date. In comparison to the original dose-escalation scheme, the revised plan will enable the trial to reach higher doses and skip two interim doses.

We have presented interim data from our GBM clinical trial at peer-reviewed scientific meetings including most recently at the SNO in November 2014 and previously during the year at the annual meetings of AACR and the American Society of Clinical Oncology (“ASCO”). In summary, at doses tested to date, our interim clinical data is as follows:

•	We completed dose escalation cohorts up to 40mg/m2 without observation of dose limiting toxicity and subsequently filed a protocol amendment to allow for exploration of VAL-083 at doses up to 60mg/m2;

•	We observed our first DLT in one patient in the 50mg/m2 cohort, which suggests that we are nearing the identification of the MTD and advancement into registration-directed (Phase II/III) clinical trials. One of three GBM patients in cohort 7 (40mg/m2) and one of three GBM patients in cohort 6 (30 mg/m2) exhibited stable disease after one or two cycles of treatment. In earlier cohorts, we reported that two patients exhibited a response (stable disease or partial response) with a maximum response of 28 cycles (84 weeks) and improved clinical signs prior to discontinuing due to adverse events unrelated to the study;

•	Pharmacokinetics are linear and consistent with previous published data suggesting that concentrations of VAL-083 being obtained in our current clinical trial are achieving plasma levels that are effective against glioma cell lines in vitro; and

•	We presented additional data demonstrating that the cytotoxic activity of VAL-083 is distinct from standard-of-care in GBM. Specifically, the tumor-killing activity of VAL-083 has been demonstrated to be independent of MGMT, the enzyme believed to cause resistance to the current front-line therapy in the treatment of GBM.

These data support the further development of VAL-083. We are currently conducting our clinical trial at three centers: the Brain Tumor Center at University of California, San Francisco (“UCSF”), the Sarah Cannon Cancer Research Center (“SCRI”) in Nashville, Tennessee and the SCRI affiliate site at the Florida Cancer Specialist Research Institute in Sarasota, Florida. We plan to add additional clinical sites in order to accelerate enrollment as the trial progresses.

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

A summary of our current dose escalation scheme including doses completed to date is as follows:

DOSING REGIMEN & STUDY	SINGLE DOSE	Acute Regimen (single cycle)		Comparative Cumulative Dose (@ 35 days)	Dose Density (dose per week)	Status
NCI GBM historical regimen (Eagan et al) daily x 5 q 5wks (cycle = 35 days)	25 mg/m2	x5 days =	125 mg/m2	125 mg/m2	25mg/m2/wk	Historical Studies: Myelosuppression observed
DelMar VAL-083 regimen daily x 3 q 3wks (cycle = 21 days)	30 mg/m2	x3 days =	90 mg/m2	180 mg/m2	30mg/m2/wk	No DLT
	40 mg/m2		120 mg/m2	240 mg/m2	40mg/m2/wk	No DLT
	50 mg/m2		150 mg/m2	300 mg/m2	50mg/m2/wk	DLT observed
	60 mg/m2		180 mg/m2	360 mg/m2	60mg/m2/wk	planned

Patients being enrolled in our current clinical trial have a growing brain tumor that has failed to respond to any other approved treatment. The correlation between tumor progression and impending death in this patient population is well-documented. Therefore, our interim results demonstrating that VAL-083 can either stabilize disease progression by halting tumor growth or shrinking the tumor is expected to result in longer patient survival and improved quality of life.

We plan to continue our clinical trials with VAL-083 as a potential treatment for GBM patients who have failed other therapies.  Currently, there is no approved therapy for these patients. The goal of the current trial is to establish a modernized dosing regimen for advancement into registration directed trials in the United States as a potential new therapy for the treatment of refractory GBM.

We have identified or enrolled sufficient patients to fill the 50mg/m2 cohort. We have had our first observation of a DLT which signals VAL-083's potential advancement toward registration-directed clinical trials in GBM. We are currently studying a dose of 50mg/m2 and two patients have completed the required assessments.  The Company's clinical protocol requires acquisition of safety data for 35 days following initial treatment with VAL-083.  At this dose, one patient completed the required 35 day follow-up period without observation of a DLT. The second patient in the 50mg/m2 cohort experienced myelosuppressive DLT as defined by grade four thrombocytopenia (low platelet counts).  The patient's symptoms resolved rapidly and spontaneously returned to normal without concomitant medication or transfusion.

Our goal is to maximize the amount of VAL-083 that can safely reach the tumor. If we observe a DLT with the third patient in the 50mg/m2 cohort, we would then propose the highest previous safe dose – 40mg/m2 – as the MTD for advancement to registration-directed trials. However, if no further DLT is observed at 50mg/m2our protocol stipulates that an additional three subjects would be enrolled at the 50mg/m2 dose, and if any of these additional subjects experiences a DLT we would then propose the highest previous dose – 40mg/m2 – as the MTD for advancement to registration-directed trials.  If no DLT is observed, we may determine to continue dose escalation.  Our protocol currently allows dosing up to 60mg/m2.

We believe that it is likely that we will expand enrollment of the 50mg/m2 cohort prior to confirming MTD or advancing to higher doses. Based on our current enrollment and timelines, we believe it is likely that we will confirm MTD during the first half of calendar 2015.

The final decision on the dose chosen for advancement to Phase II/II registration directed studies will be determined by the safety and tolerability of our modernized dosing regimen as we achieve a MTD. Once MTD is determined, we plan to expand enrollment at that dose by an additional 14 patients in accordance with the protocol that has been filed with the FDA. During this period, we plan to request a guidance meeting with the FDA to discuss our proposed registration trial design.

We anticipate that the Phase II/III registration trial will be an open-label trial with radiographic response and overall survival as the primary endpoints. The size, design and timing of initiation of the registration-directed clinical trial will depend on completion of the current dose-escalation study and discussions with the FDA and our clinical advisors. We will provide a formal update, including any adjustment to our projected timelines once MTD is determined.

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

Lung Cancer

Lung cancer is a leading cause of cancer-related mortality around the world and effective treatment for lung cancer remains a significant global unmet need despite advances in therapy. In general, prognosis for lung cancer patients remains poor, with 5-year relative survival of less than 14% among males and less than 18% among females in most countries. Globally, the market for lung cancer treatment may exceed $7 billion by 2019.

Non–small cell lung cancer (“NSCLC”) is the most common type of lung cancer. There are three common forms of NSCLC: adenocarcinomas are often found in an outer area of the lung; squamous cell carcinomas are usually found in the center of the lung next to an air tube (bronchus); and large cell carcinomas, which can occur in any part of the lung and tend to grow and spread faster than adenocarcinoma. NSCLC accounts for 85% of all lung cancer cases in the United States and approximately 90% of lung cancer cases diagnosed in China.

The activity of VAL-083 against solid tumors, including lung cancer, has been established in both pre-clinical and human clinical trials conducted by the NCI. VAL-083 has been approved by the Chinese Food and Drug Administration (“CFDA”) (formerly the State Food and Drug Administration) for the treatment of lung cancer. However, sales of VAL-083in China have been limited by a lack of modern data, poor distribution, and preference for targeted therapies such as tyrosine kinase inhibitors (“TKIs”) in the modern era.

We have begun to establish a strong scientific and clinical rationale to support the development of VAL-083 as a potential treatment for NSCLC in the modern era. The standard of care for newly diagnosed NSCLC is platinum-based combination therapy or TKI therapy for patients whose cancer exhibit epidermal growth factor receptor (EGFR) mutations. Patients exhibiting EGFR mutations have shown an impressive 60% initial response rate to TKIs which exceeds the response rate for conventional chemotherapy. However, treatment in the event of TKI resistance has emerged as an important unmet medical need.

In October 2014, we presented new non-clinical data at the AACR New Horizons in Cancer Research Meeting. Our data support superior activity of VAL-083 compared to standard platinum-based treatment in both TKI-sensitive and TKI-resistant tumor models. Further, our data demonstrate that VAL-083 may have a synergistic effect in combination with cisplatin. These data suggest the potential of VAL-083 to be used in combination with platinum-based chemotherapy and to address modern unmet medical needs in the treatment of TKI-resistant NSCLC.

As a next step in the investigation of VAL-083 as a potential treatment for NSCLC, we have developed a protocol for a post-market clinical study to be conducted by a leading cancer clinician in the context of the current approval in China.

We plan to conduct this trial collaboration with Guangxi Wuzhou Pharmaceutical Group Co. Ltd. (“Guangxi Wuzhou Pharmaceuticals”). Under the terms of our collaboration agreement with Guangxi Wuzhou Pharmaceuticals, we are responsible for establishing protocols for and conducting clinical trials and Guangxi Wuzhou Pharmaceuticals is responsible for the costs associated with clinical trials conducted in China. (See Developing Partnerships with Pharmaceutical Companies – Guangxi Wuzhou Pharmaceutical Company). Our goal is to initiate this clinical trial by mid calendar 2015, with the aim to develop new data to support product growth in China and to establish clinical proof of concept to expand our drug development efforts with VAL-083.

Conducting this clinical trial in China under our collaboration agreement with Guangxi Wuzhou Pharmaceuticals will allow us to enhance the potential value of VAL-083 without affecting our own planned cash expenditures. We also believe that these new data will support the potential to establish global partnerships and collaborations with larger pharmaceutical companies who have the resources and commercial infrastructure to effectively develop and commercialize VAL-083 as a treatment for NSCLC on a world-wide basis.

Additional Indications

In historical studies sponsored by the National Cancer Institute in the United States, VAL-083 exhibited clinical activity against a range of tumor types including central nervous system tumors, solid tumors and hematologic malignancies. We have established new non-clinical data supporting the activity of VAL-083 in different types of cancer that are resistant to modern targeted therapies and we believe that the unique cytotoxic mechanism of VAL-083 may provide benefit to patients in a range of indications. We intend to continue to research these opportunities, and if appropriate, expand our clinical development efforts to include additional indications.

Intellectual Property and Patents

We have filed a broad portfolio of new patent applications to protect our intellectual property. Our patent applications claim compositions and methods related to the use of VAL-083 and related compounds as well as methods of synthesis and quality controls for the manufacturing process of VAL-083. In January 2015 our third patent was issued by the United States Patent Office. We continue to prosecute patent cases in the United States and international jurisdictions.

In addition to new patent filings, we intend to seek orphan drug protection and other statutory protection for our intellectual property. In February 2012, VAL-083 was granted Orphan Drug protection in the United States for the treatment of glioma, including GBM by the FDA. In January 2013, the EMA granted Orphan Drug protection to VAL-083. The orphan drug designation means that we may sell VAL-083 as a treatment for GBM without competition for seven years in the United States and for ten years in the European Union following market approval, in respect of a medicinal product containing a similar active substance for the same indication.

Drugs granted orphan drug protection generally follow the same regulatory development path as any other pharmaceutical product. However, incentives such as scientific advice and reduction or waiver of registration fees and access to specialized grant funding may be available to support and accelerate development of orphan drug candidates.

Developing Partnerships with Pharmaceutical Companies

Guangxi Wuzhou Pharmaceutical Company

Pursuant to a memorandum of understanding and collaboration agreement, dated October 25, 2012, we have established a strategic collaboration with Guangxi Wuzhou Pharmaceuticals, a subsidiary of publicly traded Guangxi Wuzhou Zhongheng Group Co., Ltd. (SHG: 600252) (the “Guangxi Agreement”). VAL-083 is approved for the treatment of CML and lung cancer in China and Guangxi Wuzhou Pharmaceuticals is the only manufacturer licensed by the CFDA to produce the product for the China market. Through the Guangxi Agreement, we have obtained drug product for our VAL-083 clinical trials in the United States and we have also secured certain commercial rights in China.

Pursuant to the Guangxi Agreement, we granted to Guangxi Wuzhou Pharmaceuticals a royalty-free license to certain of our intellectual property, as it relates to quality control and drug production methods for VAL-083, and we agreed that Guangxi Wuzhou Pharmaceuticals will be our exclusive supplier of VAL-083 for clinical trials and commercial sales, subject to Guangxi Wuzhou Pharmaceuticals obtaining and maintaining cGMP certification by the FDA, EMA or other applicable regulatory agencies, and Guangxi Wuzhou Pharmaceuticals being able to meet volumes ordered by us. The Company and Guangxi Wuzhou Pharmaceuticals will work together to ensure the product specifications meet global standards in order to accelerate international development and regulatory approval. Guangxi Wuzhou Pharmaceuticals will be our exclusive supplier of VAL-083 for clinical development and commercial sales, subject to its meeting and maintaining required regulatory certification. Failure of Guangxi Wuzhou Pharmaceuticals to meet production timelines or to obtain regulatory certifications could negatively affect our drug development timelines.

The Guangxi Agreement also provides us with certain exclusive commercial rights related to drug supply. Specifically, the Guangxi Agreement establishes an exclusive supply relationship between us and Guangxi Wuzhou Pharmaceuticals for the Chinese market and all markets outside China. Guangxi Wuzhou Pharmaceuticals agreed that it may not sell VAL-083 for markets outside of China to any other purchaser other than us. In addition, Guangxi Wuzhou Pharmaceuticals granted us a pre-emptive right in China (subject to our acceptance of proposed sales volume and prices) to purchase VAL-083 produced by Guangxi Wuzhou Pharmaceuticals.

Our strategy in China is to work in collaboration with Guangxi Wuzhou Pharmaceuticals and globally recognized clinical investigators to develop new clinical and non-clinical data in collaboration with leading cancer researchers. Under the terms of our collaboration agreement with Guangxi Wuzhou Pharmaceuticals, we are responsible for establishing protocols for and conducting clinical trials and Guangxi Wuzhou Pharmaceuticals is responsible for the costs associated with clinical trials conducted in China. We believe these data, if favorable, will allow the repositioning and sales growth of VAL-083 in the China market under its approved indications and provide us with clinical proof-of-concept to support global development of VAL-083 for the treatment of GBM and lung cancer.

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

The protection of intellectual property rights in China (where VAL-083 is manufactured pursuant to the Guangxi Agreement with the only manufacturer presently licensed by the CFDA to produce the product for the China market, and where VAL-083 is approved for the treatment of CML and lung cancer) is relatively weak compared to the United States, which may negatively affect our ability to generate revenue from VAL-083 in China.

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

During the six months ended December 31, 2014

Effective September 30, 2014, the Company entered into and closed an agreement with Valent to exchange its loan with Valent for 278,530 shares of preferred stock of the Company.

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $265,000 in compensation expense for the six months ended December 31, 2014.

Included in accounts payable at December 31, 2014 is an aggregate amount of $37,659 (June 30, 2014 - $54,960) owed to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

The Company recognized $48,500 in directors’ fees during the six months ended December 31, 2014.

During the six months ended December 31, 2013

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $215,000 in compensation expense for the six months ended December 31, 2013.

The Company recognized $29,333 in directors’ fees during the six months ended December 31, 2013.

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

Investor Warrants

Tender offer – Investor Warrant exercise price reduction

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

Investor Warrant exercises

In addition, during the six months ended December 31, 2014, 1,223,847 Investor Warrants were exercised at $0.65 per warrant for 1,223,847 shares of common stock. The Company received proceeds of $795,501 from these exercises.

All Investor Warrants that have been exercised during the period, including those exercised under the tender offer, were revalued at their respective exercise dates and then a reclassification to equity was recorded. As a result of all of the Investor Warrant exercises for the six months ended December 31, 2014 an aggregate $391,422 of the derivative liability has been reclassified to equity. To date, including Investor Warrants exercised prior to June 30, 2014, a total of 5,195,598 Investor Warrants have been exercised for cash for total gross proceeds of $3,886,736.

Investor Warrant exchange

On December 31, 2014, the Company issued 414,889 shares of common stock in exchange for 1,244,666 Investor Warrants. The Investor Warrants that have been exchanged were revalued at their exchange date and then a reclassification to equity was recorded. The reclassification to equity upon the exchange was $305,112. The Company recognized a loss of $92,843 at the time of the exchange.

On January 8, 2015, the Company filed a tender offer statement with the Securities and Exchange Commission, and on January 23, 2015, the Company filed an amendment thereto, with respect to certain Investor Warrants to purchase common stock of the Company. The tender offer provided the holders of the Investor Warrants with the opportunity to receive one share of common stock for every three Investor Warrants that are tendered. The tender offer was available to all 5,964,738 Investor Warrants outstanding at December 31, 2014. If all outstanding Investor Warrants were tendered, the Company would have issued 1,988,246 shares of common stock. To participate in the tender offer the Investor Warrant holders were required to deliver completed exchange documents to the Company, prior to the expiration of the tender offer, which was 5:00 p.m. (Pacific Time) on February 9, 2015.

The tender offer expired on February 9, 2015. A total of 1,591,875 Investor Warrants were exchanged for 530,625 shares of common stock resulting in a net increase in stockholder’s equity of approximately $400,957.

The remaining 5,964,738 Investor Warrants outstanding at December 31 , 2014 have been re-valued at December 31, 2014 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 73%, risk free rate – 1.34% and a term of approximately 3.0 years.

All 5,964,738 Investor warrants outstanding at December 31, 2014 have an exercise price of $0.80.

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

On October 31, 2014, the Company and all of its Dividend Warrant holders entered into amendments to the Dividend Warrants such that the Company’s redemption rights and certain provisions of the Dividend Warrant agreements relating to potential cash settlement of the Dividend Warrants were removed. The Dividend Warrants were revalued to the date of the amendment on October 31, 2013 which resulted in a reclassification to equity of $975,278.

Warrants issued for services

The Company has issued 300,000 warrants for services. The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years. The warrants have been measured at December 31, 2014 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 74%, risk free rate – 1.49% and a term of approximately 3.5 years.

The Company’s derivative liability is summarized as follows:

	December 31, 2014 $	June 30, 2014 $

Opening balance	3,329,367	4,402,306

Change in fair value of warrants	(66,606)	166,388
Change in fair value due to change in warrant terms	(23,658)	(111,179)
Reclassification to equity upon amendment of warrants	(975,278)	-
Reclassification to equity upon exchange of warrants	(305,112)	-
Reclassification to equity upon exercise of warrants	(391,422)	(1,128,148)

Closing balance	1,567,291	3,329,367

Selected Quarterly Information

The financial information reported here in has been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency at December 31, 2014 is the USD. The following table represents selected financial information for the Company as of December 31, 2014 and June 30, 2014.

Selected Balance Sheet Data

	December 31, 2014 $	June 30, 2014 $

Cash and cash equivalents	3,958,439	4,759,711
Working capital	3,834,192	4,704,044
Total Assets	4,128,378	5,003,910
Derivative liability	1,567,291	3,329,367
Total stockholders’ equity	2,086,551	880,479

Selected Statement of Operations Data For the three months ended:
	December 31,	December 31,
	2014	2013
	$	$

Research and development	612,169	560,060
General and administrative	656,229	636,182
Change in fair value of derivative liability	(435,200)	(372,487)
Change in fair value of derivative liability due to change in warrant terms	143,532	-
Loss on exchange of warrants	92,843	-
Foreign exchange loss	7,295	34,797
Interest expense	-	2,044
Interest income	(109)	(620)
Net and comprehensive loss	1,076,759	865,976
Weighted average number of shares outstanding	37,798,183	31,523,732
Loss per share	0.03	0.03

For the six months ended:
	December 31,	December 31,
	2014	2013
	$	$

Research and development	1,283,796	1,126,295
General and administrative	1,101,229	1,377,550
Change in fair value of derivative liability	(66,606)	(8,466,826)
Change in fair value of derivative liability due to change in warrant terms	(23,658)	-
Loss on exchange of warrants	92,843	-
Foreign exchange loss	9,686	31,963
Interest expense	2,091	4,073
Interest income	(261)	(1,311)
Net and comprehensive loss (income)	2,399,120	(5,928,256)
Basic weighted average number of shares outstanding	37,125,074	31,477,137
Basic loss (income) per share	0.06	(0.19)
Diluted weighted average number of shares outstanding	37,125,074	41,742,401
Diluted loss (income) per share	0.06	0.00

Expenses net of share-based payments

The following table discloses research and development, and general and administrative expenses net of share-based payment expenses.

For the three months ended:

	December 31, 2014 $	December 31, 2013 $

Research and development	612,169	566,060
Share-based payments included in research and development	8,077	(163,514)
Research and development net of share-based compensation	620,246	402,546

General and administrative	656,229	636,182
Share-based payments included in general and administrative	(219,647)	(192,391)
General and administrative net of share-based compensation	436,582	443,791

For the six months ended:

	December 31, 2014 $	December 31, 2013 $

Research and development	1,283,796	1,126,295
Share-based payments included in research and development	(13,056)	(259,589)
Research and development net of share-based compensation	1,270,740	866,706

General and administrative	1,101,229	1,377,550
Share-based payments included in general and administrative	(247,454)	(490,710)
General and administrative net of share-based compensation	853,775	886,840

Comparison of the three months ended December 31, 2014 and December 31, 2013

	Three Months Ended
	December 31, 2014 $	December 31, 2013 $	Change $	Change %

Research and development	612,169	566,060	46,109	8
General and administrative	656,229	636,182	20,047	3
Change in fair value of derivative liability	(435,200)	(372,487)	(62,713)	17
Change in fair value of derivative liability due to change in warrant terms	143,532	-	143,532	--
Loss on exchange of warrants	92,843	-	92,843	--
Foreign exchange loss	7,295	34,797	(27,502)	(79)
Interest expense	-	2,044	(2,044)	(100)
Interest income	(109)	(620)	511	(82)
Net and comprehensive loss	1,076,759	865,976	210,783

Research and Development

Research and development expenses increased to $612,169 for the three months ended December 31, 2014 from $566,060 for the three months ended December 31, 2013. The increase was largely attributable to an increase in clinical development, pre-clinical research, and intellectual property costs partially offset by a decrease in share-based compensation expenses. Clinical development costs have increased due to higher support costs related to regulatory activities and submissions to the FDA, drug manufacturing as the Company prepares for its registration trial, and activities relating to the preparation of protocols for the lung cancer and GBM studies in China. Pre-clinical research has increased due to the Company undertaking mechanism of action and lung cancer studies that had not yet been initiated at December 31, 2013. Intellectual property costs have increased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 as the Company has now been granted three patents and has recently submitted additional patent applications. Partially offsetting the impact of higher costs in these areas are lower share-based payments of a reversal of expense of ($8,077) in the current quarter compared to an expense of $163,514 for the corresponding 2013 period. In relation to research and development expenses during the three months ended December 31, 2014 and 2013 the Company incurred share-based payments relating to stock option expense only. The decrease in stock option expense in the current quarter was due to a decrease in the Company’s share price in the current quarter compared to the prior quarter.

General and Administrative

General and administrative expenses were $656,229 for the three months ended December 31, 2014 compared to $636,182 for the three months ended December 31, 2013. Overall, an increase in share-based payments and facilities costs was largely offset by decreases in professional fees in the current period compared to the corresponding period in 2013. Share-based payments increased to $219,646 in the three months ended December 31, 2014 from $192,391 for the three months ended December 31, 2013. In relation to general and administrative expenses during the three months ended December 31, 2014, the Company incurred share-based payments related to stock option expense and shares issued for services while during the three months ended December 31, 2013 the Company incurred share-based payments relating to stock options and for warrants issued for services. The decrease in stock option expense in the current quarter was due to a decrease in the Company’s share price in the current quarter compared to the corresponding quarter in the prior year.

Excluding the impact of share-based payments, general and administrative expenses remained relatively consistent decreasing slightly to $436,582 during the three months ended December 31, 2014 from $443,791 for the three months ended December 31, 2013. The principal reasons for the decrease were lower professional fees partially offset by higher facilities costs. Professional fees decreased during the three months ended December 31, 2014 compared the three months ended December 31, 2013 due to lower business development and investor relations costs. Facilities costs increased for the three months ended December 31, 2014 compared to the three months ended December 31, 2013 largely due an increase in promotion and press releases, and filing and related fees. The filings fees related to the Company listing its common stock on the OTCQX.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss. The balances recognized during the three months ended December 31, 2014 and 2013 were largely due to a decrease in the Company’s common stock price between the date the warrants were last valued and December 31, 2014 and 2013, respectively, which were the current revaluation dates presented for the three months ended December 31, 2014 and 2013.

The Company recognized gains of $435,200 and $372,487 from the change in fair value of the derivative liability for the three months ended December 31, 2014 and 2013, respectively. In addition, as a result of amending the Investor Warrants and Dividend Warrants during the quarter ended December 31, 2014, the Company also recognized a loss of $143,532. All warrants that have been exercised or amended were revalued at their respective exercise or amendment dates and then the reclassification to equity was recorded. Also, during the quarter ended December 31, 2014, the Company exchanged certain Investor Warrants for shares of common stock resulting in the recognition of a loss of $92,843 on the exchange. The Company consummated a tender offer in relation to the 5,964,738 Investor Warrants outstanding at December 31, 2014. The Investor Warrant holders could elect to exchange three Investor Warrants for one share of common stock of the Company until the expiration of the tender offer on February 9, 2015.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate significantly.

Foreign Exchange Gain

The Company’s functional currency at December 31, 2014 is the USD but the Company incurs a portion of its expenses in CDN. The foreign exchange gains and losses are reported in other (income) loss in the Consolidated Condensed Interim Statement of Loss and Comprehensive Loss.

The Company recognized a foreign exchange loss of $7,295 for the quarter ended December 31, 2014 compared to a loss of $34,797 for the quarter ended December 31, 2013. The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN accounts payable.

Interest Expense

Pursuant to a loan agreement dated February 3, 2011, the Company received a loan from Valent in the amount of $250,000 for the purchase of the prototype drug product. The loan was payable on demand, unsecured and bore interest at 3% per year. Effective September 30, 2014 the loan balance, including accumulated interest to September 30, 2014, was exchanged for 278,530 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock pays an annual dividend of 3%.

For the three-months ended December 31, 2014, the Company accrued $2,089 related to the dividend payable to Valent. The dividend has been recorded as a direct increase in accumulated deficit and was paid subsequent to December 31, 2014. For the three-months ended December 31, 2013 the Company accrued $2,044 in interest on its loan payable with Valent.

Comparison of the six months ended December 31, 2014 and December 31, 2013

	Six Months Ended
	December 31, 2014 $	December 31, 2013 $	Change $	Change %

Research and development	1,283,796	1,126,295	157,501	14
General and administrative	1,101,229	1,377,550	(276,321)	(20)
Change in fair value of derivative liability	(66,606)	(8,466,826)	8,400,220	(99)
Change in fair value of derivative liability due to change in warrant terms	(23,658)	-	(23,658)	--
Loss on exchange of warrants	92,843	-	92,843	--
Foreign exchange loss	9,686	31,963	(22,277)	(70)
Interest expense	2,091	4,073	(1,982)	(49)
Interest income	(261)	(1,311)	1,050	(80)
Net and comprehensive loss (income)	2,399,120	(5,928,256)	8,327,376

Research and Development

Research and development expenses increased to $1,283,796 for the six months ended December 31, 2014 from $1,126,295 for the six months ended December 31, 2013. The increase was largely attributable to an increase in clinical development, pre-clinical research, and intellectual property costs partially offset by a decrease in share-based compensation expenses. Clinical development costs have increased due to higher support costs related to regulatory activities and submissions to the FDA, drug manufacturing as the Company prepares for its registration trial, and activities relating to the preparation of protocols for the lung cancer and GBM studies in China. Pre-clinical research has increased due to the Company undertaking mechanism of action and lung cancer studies that had not yet been initiated at December 31, 2013. Intellectual property costs increased in the six months ended December 31, 2014 compared to the six months ended December 31, 2013 as the Company has now been granted three patents and is has recently submitted additional patent applications. Partially offsetting the impact of higher costs in these areas are lower share-based payments of $13,056 in the current six month period compared to $259,589 for the corresponding 2013 period. In relation to research and development expenses during the six months ended December 31, 2014 the Company incurred share-based payments relating to stock option expense only. During the six months ended December 31, 2013 the Company incurred expenses for stock options and the issuance of shares for services. The decrease in stock option expense in the current period was due to a decrease in the Company’s share price in the six month period in 2014 compared to the corresponding period in 2013.

General and Administrative

General and administrative expenses were $1,101,229 for the six months ended December 31, 2014 compared to $1,377,550 for the six months ended December 31, 2013. The decrease was partially attributable to a decrease in share-based payments to $247,454 in the six months ended December 31, 2014 from $490,710 for the six months ended December 31, 2013. In relation to general and administrative expenses during the six months ended December 31, 2014, the Company incurred share-based payments related to stock options and shares issued for services while during the six months ended December 31, 2013 the Company incurred share-based payments relating to stock options and for warrants issued for services. The decrease in stock option expense in the current period was due to a decrease in the Company’s share price in the current period compared to the corresponding period in 2013.

Excluding the impact of share-based payments, general and administrative expenses remained relatively consistent decreasing slightly to $853,775 during the six months ended December 31, 2014 from $886,840 for the six months ended December 31, 2013. The principal reasons for the decrease were lower professional fees partially offset by higher personnel and facilities costs. Professional fees were lower during the six months ended December 31, 2014 compared to the six months ended December 31, 2013 due to lower business development and investor relations costs. Personnel costs increased due to higher management fees and benefits in the current six months compared to the corresponding period in 2013. Facilities costs increased for the six months ended December 31, 2014 compared to the six months ended December 31, 2013 largely due an increase in promotion and press releases, and filing and related fees. The filings fees related to the Company listing its common stock on the OTCQX.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss. The balances recognized during the six months ended December 31, 2014 and 2013 were primarily due to a changes in the Company’s common stock price between the date the warrants were last valued and December 31, 2014 and 2013, respectively, which were the current revaluation dates presented for the six months ended December 31, 2014 and 2013.

The Company recognized gains of $66,606 and $8,466,826 from the change in fair value of the derivative liability for the six months ended December 31, 2014 and 2013, respectively. In addition, as a result of amending the Investor Warrants and Dividend Warrants during the period ended December 31, 2014, the Company also recognized a gain of $23,658. All warrants that have been exercised or amended were revalued at their respective exercise or amendment dates and then the reclassification to equity was recorded. Also, during the six months ended December 31, 2014, the Company exchanged certain Investor Warrants for shares of common stock resulting in the recognition of a loss of $92,843 on the exchange. The Company consummated a tender offer in relation to the 5,964,738 Investor Warrants outstanding at December 31, 2014. The Investor Warrant holders could elect to exchange three Investor Warrants for one share of common stock of the Company until the expiration of the tender offer on February 9, 2015.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate significantly.

Foreign Exchange Gain

The Company’s functional currency at December 31, 2014 is the USD but the Company incurs a portion of its expenses in CDN. The foreign exchange gains and losses are reported in other (income) loss in the Consolidated Condensed Interim Statement of Loss and Comprehensive Loss.

The Company recognized a foreign exchange loss of $9,686 for the six months ended December 31, 2014 compared to a loss of $31,963 for the six months ended December 31, 2013. The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN accounts payable.

Interest Expense

Pursuant to a loan agreement dated February 3, 2011, the Company received a loan from Valent in the amount of $250,000 for the purchase of the prototype drug product. The loan was payable on demand, unsecured and bore interest at 3% per year. Effective September 30, 2014 the loan balance, including accumulated interest to September 30, 2014, was exchanged for 278,530 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock pays an annual dividend of 3%.

For the six-months ended December 31, 2014, the Company accrued $2,089 related to the dividend payable to Valent and $2,091 related to interest from June 30, 2014 to September 30, 2014 when the loan was converted to preferred shares. The dividend has been recorded as a direct increase in accumulated deficit and the $2,091 has been recognized as interest expense. For the six-months ended December 31, 2013 the Company accrued $4,073 in interest on its loan payable with Valent.

Liquidity and Capital Resources

Six months ended December 31, 2014 compared to the six months ended December 31, 2013

	December 31, 2014 $	December 31, 2013 $	Change $	Change %

Cash used in operating activities	(2,065,360)	(2,146,189)	80,829	(4)
Cash flows from financing activities	1,264,088	-	1,264,088	--

Operating Activities

Net cash used in operating activities decreased to $2,065,360 for the six months ended December 31, 2014 from $2,146,189 for the six months ended December 31, 2013. During the six months ended December 31, 2014 the Company reported a loss of $2,399,120 compared to income of $5,928,256 for the six months ended December 31, 2013. However, included in the net income in 2013 was a gain of $8,466,826 attributable to changes in the fair value of the derivative liability. During the six months ended December 31, 2014, the Company recognized a gain of $66,606 from changes in the fair value of the derivative liability. Excluding the impact of changes in the fair value of the derivative liability, non-cash items relating to accrued interest, gains from amending the terms of certain warrants, losses from the exchange of warrants, and stock-based compensation totaled $331,786 for the six months ended December 31, 2014. Non-cash items relating to accrued interest, warrants issued for services, and share-based compensation totaled $754,372 for the six months ended December 31, 2013. The most significant changes in non-cash working capital for the six months ended December 31, 2014 were from a decrease in prepaid expenses of $78,770. In the six months ended December 31, 2013 the most significant items were due to reductions in accounts payable and accrued liabilities and related party payables of $290,770 and $127,432 respectively.

Financing Activities

The Company received net proceeds of $1,266,177 from the exercise of warrants during the six months ended December 31, 2014. In addition, the Company recognized $2,089 in dividends on the Series A preferred stock issued to Valent. There were no financing activities in the prior period.

Operating Capital and Capital Expenditure Requirements

For the six month period ended December 31, 2014, the Company reported a loss of $2,399,120 and an accumulated deficit of $21,064,623 at that date. As at December 31, 2014, the Company has cash and cash equivalents on hand of $3,958,439. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a great degree of uncertainty with respect to the expenses the Company will incur in executing its business plan. In addition, the Company has not begun to commercialize or generate revenues from any product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. During the six months ended December 31, 2014 the Company received an aggregate $1,266,177 in net proceeds from the exercise of 1,986,074 warrants. We believe, based on our current estimates, that we will be able to fund our operations until at least the end of first quarter of calendar 2016.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Although we are not reliant on institutional credit finance and therefore not subject to debt covenant compliance requirements or potential withdrawal of credit by banks, the current economic climate has also impacted the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan. In addition, we may have to seek a partner for one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.

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

A detailed presentation of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s consolidated financial statements for the transition period ended June 30, 2014 contained in our Form 10-KT filed with the SEC on August 28, 2014. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

Shares for services
Stock options
Derivative liability

Shares for services

Periodically, the Company has issued equity instruments for services provided by employees and nonemployees. The equity instruments are valued at the fair value of the instrument granted.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2014, the Company issued 37,000 shares of common stock for services.

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

DelMar Pharmaceuticals, Inc.

Date: February 12, 2015	By:	/s/ Jeffrey Bacha
Jeffrey Bacha
Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2015	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial Officer)

