Form 10-Q
period 2015-03-31
DelMar Pharmaceuticals, Inc.
filed 2015-05-15
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 35,199,889 shares of common stock are issued and outstanding as of May 14, 2015.

2

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Financial Statements

(Unaudited)

For the nine months ended March 31, 2015

(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Balance Sheets

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	March 31, 2015 $	June 30, 2014 $

Assets

Current assets
Cash and cash equivalents		3,006,598	4,759,711
Taxes and other receivables		49,044	9,572
Prepaid expenses		357,639	234,627

		3,413,281	5,003,910

Liabilities

Current liabilities
Accounts payable and accrued liabilities		486,175	244,906
Related party payables	4	43,503	54,960

		529,678	299,866

Loan payable to Valent	3	-	276,439

Stock option liability	6	179,445	217,759

Derivative liability	5	1,487,137	3,329,367

		2,196,260	4,123,431

Stockholders’ Equity

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at March 31, 2015
(June 30, 2014 - none)	3	278,530	-
1 special voting share at March 31, 2015
(June 30, 2014 - 1)	6	-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value
Issued and outstanding
39,455,931 at March 31, 2015 (June 30, 2014 – 35,992,343)	6	39,456	35,992

Additional paid-in capital	6	17,455,279	13,286,278

Warrants	6	6,138,426	6,200,445

Accumulated deficit		(22,715,848)	(18,663,414)

Accumulated other comprehensive income		21,178	21,178

		1,217,021	880,479

		3,413,281	5,003,910

Going concern and nature of operations (note 1)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Loss and Comprehensive Loss

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	Three months ended March 31, 2015 $	Three months ended March 31, 2014 $	Nine months ended March 31, 2015 $	Nine months ended March 31, 2014 $

Expenses
Research and development		641,839	618,869	1,925,635	1,745,164
General and administrative		500,753	966,923	1,601,982	2,344,473

		1,142,592	1,585,792	3,527,617	4,089,637

Other loss (income)
Change in fair value of derivative liability	5	343,569	1,599,349	276,963	(6,867,477)
Change in fair value of derivative liability due to change in warrant terms	5	-	-	(23,658)	-
Loss on exchange of warrants	5	156,219	-	249,062	-
Foreign exchange loss		6,826	11,947	16,512	43,910
Interest expense		-	2,015	2,091	6,088
Interest income		(70)	(496)	(331)	(1,807)

		506,544	1,612,815	520,639	(6,819,286)

Net and comprehensive loss (income) for the period		1,649,136	3,198,607	4,048,256	(2,729,649)

Basic loss (income) per share		0.04	0.10	0.11	(0.09)
Diluted loss (income) per share		0.04	0.10	0.11	0.00

Basic weighted average number of shares		38,976,827	31,659,791	37,732,995	31,536,466
Diluted weighted average number of shares		38,976,827	31,659,791	37,732,995	43,238,472

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Cash Flows

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Nine months ended March 31,
	2015	2014
	$	$
Cash flows from operating activities
(Loss) income for the period	(4,048,256)	2,729,649
Items not affecting cash
Accrued interest	2,091	6,088
Change in fair value of derivative liability	276,963	(6,867,477)
Change in fair value of derivative liability due to change in warrant terms	(23,658)	-
Loss on exchange of warrants	249,062	-
Warrants issued for services	-	124,020
Share-based compensation	323,358	1,246,353

	(3,220,440)	(2,761,367)
Changes in non-cash working capital
Taxes and other receivables	(39,472)	6,475
Prepaid expenses	(14,375)	(48,322)
Accounts payable and accrued liabilities	241,269	(26,814)
Related party payables	(11,457)	(200,664)

	175,965	(269,325)

	(3,044,475)	(3,030,692)
Cash flows from financing activities
Net proceeds from the exercise of warrants	1,404,177	221,850
Deferred costs	(108,637)	-
Series A preferred stock dividend	(4,178)	-

	1,291,362	221,850

Decrease in cash and cash equivalents	(1,753,113)	(2,808,842)
Cash and cash equivalents - beginning of period	4,759,711	6,282,992

Cash and cash equivalents - end of period	3,006,598	3,474,150

Supplementary information
Issuance of preferred shares for the settlement of the loan payable to Valent (note 3)	278,530	-
Reclassification of derivative liability to equity upon the exercise of Investor Warrants (note 5)	391,422	-
Reclassification of derivative liability to equity upon the exchange of Investor Warrants (note 5)	728,835	-
Reclassification of derivative liability to equity upon the amendment of Dividend Warrants (note 5)	975,278	-
Reclassification of stock option liability upon the forfeiture of stock options (note 6)	38,038	-

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2015

(expressed in US dollars unless otherwise noted)

1	Going concern and nature of operations

Going concern

These financial statements have been prepared on a going concern basis which assumes that the Company will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the nine months ended March 31, 2015, the Company reported a loss of $4,048,256, negative cash flow from operations of $3,044,475 (2014 - $3,030,692) and an accumulated deficit of $22,715,848 at that date. As at March 31, 2015, the Company has cash and cash equivalents on hand of $3,006,598 and a working capital balance of $2,883,603. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. These circumstances indicate the existence of a material uncertainty that may cast substantial doubt as to the ability of the Company to meet its obligations as they come due.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. In addition, the Company has not begun to generate revenues from its product candidate. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements. Nevertheless, there is no assurance that these initiatives will be successful.

These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

Nature of operations

DelMar Pharmaceuticals, Inc. (the “Company”) is a Nevada corporation formed on June 24, 2009 under the name Berry Only, Inc. Prior to a reverse acquisition undertaken on January 25, 2013 Berry did not have any significant assets or operations. The Company is the parent company of Del Mar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), a British Columbia, Canada corporation incorporated on April 6, 2010. The Company is also the parent company of 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”). Callco and Exchangeco were formed to facilitate the reverse acquisition.

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

The Company is a clinical stage drug development company with a focus on the treatment of cancer.   We are conducting clinical trials in the United States with our product candidate, VAL-083, as a potential new treatment for glioblastoma multiforme (“GBM”), the most common and aggressive form of brain cancer.  In order to accelerate our development timelines and reduce technical risk, we leverage existing clinical and commercial data from a wide range of sources.  We have also acquired certain exclusive commercial rights to VAL-083 in China where it is approved as a chemotherapy for the treatment of chronic myelogenous leukemia (“CML”) and lung cancer.  In order to accelerate our development timeline and reduce technical risk, we leverage existing clinical and commercial data from a wide range of sources. We plan to seek marketing partnerships in China in order to generate future royalty revenue.

The address of the Company’s administrative offices is Suite 720 - 999 West Broadway, Vancouver, British Columbia, V5Z 1K5 with clinical operations located at 3485 Edison Way, Suite R, Menlo Park, California, 94025.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2015

(expressed in US dollars unless otherwise noted)

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

March 31, 2015

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

Unaudited interim financial data

The accompanying unaudited March 31, 2015 consolidated condensed interim balance sheet, the consolidated condensed interim statements of loss and comprehensive loss for the three and nine months ended March 31, 2015 and 2014, and consolidated condensed cash flows for the nine months ended March 31, 2015 and 2014, and the related interim information contained within the notes to the consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These consolidated condensed interim financial statements should read in conjunction with the audited financial statements of the Company as at June 30, 2014 and December 31, 2013 filed in our Form 10-KT filed with the Securities and Exchange Commission on August 28, 2014. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position at March 31, 2015 and results of its operations for the three and nine months ended March 31, 2015 and 2014, and its cash flows for the nine months ended March 31, 2015 and 2014. The results for three and nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2015 or for any other future annual or interim period.

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

Loss per share

Loss per share is calculated based on the weighted average number of common shares outstanding. For the three and nine month periods ended March 31, 2015 and for the three months ended March 31, 2014 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants and stock options are anti-dilutive. At March 31, 2015, potential common shares of 13,472,870 (March 31, 2014 – 22,392,696) relating to warrants and 3,595,000 (March 31, 2014 – 3,240,000) relating to stock options were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2015

(expressed in US dollars unless otherwise noted)

For the nine months ended March 31, 2014 diluted income per share has also been presented.  Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding stock options and warrants.

Recent accounting pronouncements

The Company reviews new accounting standards as issued. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2015 through the date these financial statements were issued.

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

Effective September 30, 2014, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 278,530 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock will be entitled to dividends at the rate of 3% of the Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2015

(expressed in US dollars unless otherwise noted)

For the three months ended March 31, 2015, the Company accrued $2,089 related to the dividend payable to Valent. The dividend has been recorded as a direct increase in accumulated deficit and was paid subsequent to March 31, 2015. For the three months ended March 31, 2014 the Company accrued $2,015 in interest on its loan payable with Valent.

For the nine months ended March 31, 2015, the Company recorded $4,178 related to the dividend payable to Valent and $2,091 related to interest from July 1, 2014 to September 30, 2014 when the loan was converted to preferred stock. The dividend of $4,178 has been recorded as a direct increase in accumulated deficit while the $2,091 has been recorded as interest expense. For the nine months ended March 31, 2014 the Company accrued $6,088 in interest expense on its loan payable with Valent.

4	Related party transactions

During the nine months ended March 31, 2015

Effective September 30, 2014, the Company entered into and closed an agreement with Valent to exchange its loan with Valent for 278,530 shares of preferred stock of the Company (note 3).

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $385,000 in compensation expense for the nine months ended March 31, 2015.

Included in accounts payable at March 31, 2015 is an aggregate amount of $43,503 (June 30, 2014 - $54,960) owed to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

The Company recognized $77,667 in directors’ fees during the nine months ended March 31, 2015.

During the nine months ended March 31, 2014

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $311,000 in compensation expense for the nine months ended March 31, 2014.

The Company recognized $53,333 in directors’ fees during the nine months ended March 31, 2014.

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

March 31, 2015

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

Investor Warrant exercises

During the nine months ended March 31, 2015, an additional 1,223,847 Investor Warrants were exercised at $0.65 per share for 1,223,847 shares of common stock. The Company received proceeds of $795,501 from these exercises.

All Investor Warrants that have been exercised during the period, including those exercised under the tender offer, were revalued at their respective exercise dates and then a reclassification to equity was recorded. As a result of all of the Investor Warrant exercises, for the nine months ended March 31, 2015 an aggregate $391,422 of the derivative liability has been reclassified to equity.

To date, including Investor Warrants exercised prior to June 30, 2014, a total of 5,915,598 Investor Warrants have been exercised for cash for total gross proceeds of $3,886,736.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2015

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

Tender offer warrant exchange

On January 8, 2015, the Company filed a tender offer statement with the Securities and Exchange Commission, and on January 23, 2015, the Company filed an amendment thereto, with respect to certain Investor Warrants to purchase common stock of the Company. The tender offer provided the holders of the Investor Warrants with the opportunity to receive one share of common stock for every three Investor Warrants tendered. The tender offer was available to all 5,964,738 Investor Warrants outstanding on January 8, 2015. To participate in the tender offer the Investor Warrant holders were required to deliver completed exchange documents to the Company, prior to the expiration of the tender offer, which was 5:00 p.m. (Pacific Time) on February 9, 2015.

The tender offer expired on February 9, 2015. A total of 1,591,875 Investor Warrants were exchanged for 530,625 shares of common stock. The Investor Warrants that have been exchanged were revalued at their exchange date and then a reclassification to equity was recorded. The reclassification to equity upon the exchange was $423,723. The Company recognized a loss of $156,219 at the time of the exchange.

The remaining 4,372,863 Investor Warrants outstanding at March 31 , 2015 have been re-valued at March 31, 2015 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 77%, risk free rate – 1.09% and a term of approximately 3.0 years.

All 4,372,863 Investor Warrants outstanding at March 31, 2015 have an exercise price of $0.80.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2015

(expressed in US dollars unless otherwise noted)

Warrants issued for services

The Company has issued 300,000 warrants for services. The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years. The warrants have been measured at March 31, 2015 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 77%, risk free rate – 1.22% and a term of approximately 3.25 years.

The Company’s derivative liability is summarized as follows:

	March 31, 2015 $	June 30, 2014 $

Opening balance	3,329,367	4,402,306

Change in fair value of warrants	276,963	166,388
Change in fair value due to change in warrant terms	(23,658)	(111,179)
Reclassification to equity upon amendment of warrants	(975,278)	-
Reclassification to equity upon exchange of warrants	(728,835)	-
Reclassification to equity upon exercise of warrants	(391,422)	(1,128,148)

Closing balance	1,487,137	3,329,367

6	Stockholders’ equity

Preferred stock

Authorized

5,000,000 preferred shares, $0.001 par value

Issued and outstanding

Special voting shares – at March 31, 2015 and June 30, 2014 – 1

Series A shares – at March 31, 2015 – 278,530 (June 30, 2014 – none)

Effective September 30, 2014 pursuant to the Company’s Exchange Agreement with Valent (note 3), the Company filed the Series A Certificate of Designation with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 278,530 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock will be entitled dividends at the rate of 3% of the Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2015

(expressed in US dollars unless otherwise noted)

Common stock

Authorized

200,000,000 common shares, $0.001 par value

Issued and outstanding

March 31, 2015 – 39,455,931 (June 30, 2014 – 35,992,343)

The issued and outstanding common shares at March 31, 2015 include 4,256,042 shares of common stock on an as-exchanged basis with respect to the shares of Exchangeco that can be exchanged for shares of common stock of the Company.

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants

Balance – June 30, 2014	35,992,343	35,992	13,286,278	6,200,445

Exercise of Investor Warrants – net of issue costs	1,986,074	1,986	1,264,191	-
Reclassification of derivative liability to equity upon exercise of warrants	-	-	391.422	-
Shares issued upon warrant exchange	945,514	946	976,951	-
Reclassification of derivative liability to equity upon amendment of warrant terms	-	-	975,278	-
Exercise of Broker Warrants for cash (a)	345,000	345	187,034	(49,379)
Shares issued for services	187,000	187	181,000	-
Expiration of Broker Warrants (b)	-	-	12,640	(12,640)
Reclassification of stock option liability upon forfeiture of stock options	-	-	38,038	-
Stock-based compensation	-	-	142,447	-

Balance – March 31, 2015	39,455,931	39,456	17,455,279	6,138,426

a)	During the nine months ended March 31, 2015, 345,000 warrants issued for certain broker services (“Broker Warrants”) were exercised for cash proceeds of $138,000.
b)	During the nine months ended March 31, 2015 92,000 Broker Warrants exercisable at a price of CDN $0.50 per warrant expired.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2015

(expressed in US dollars unless otherwise noted)

Stock Options

The following table sets forth the stock options outstanding:

	Number of stock options outstanding	Weighted average exercise price $

Balance – June 30, 2014	3,187,214	0.96
Granted	600,000	0.88
Cancelled	(120,000)	1.05
Forfeited	(72,214)	0.58
Balance – March 31, 2015	3,595,000	0.94

The following table summarizes stock options outstanding and exercisable at March 31, 2015:

Exercise price $	Number outstanding at March 31, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number exercisable at March 31, 2014	Exercise price $

0.39	825,000	6.87	0.39	818,833	0.39
0.74	180,000	9.84	0.74	21,778	0.74
0.80	120,000	10.0	0.80	-	0.80
1.00	300,000	4.50	1.00	50,000	1.00
1.05	1,870,000	8.37	1.05	1,554,389	1.05
1.54	180,000	8.00	1.54	180,000	1.54
2.30	120,000	8.17	2.30	120,000	2.30
	3,595,000		0.94	2,745,000	0.94

Included in the number of stock options outstanding are 825,000 stock options granted at an exercise price of CDN $0.50. The exercise prices for these stock options shown in the above table have been converted to $0.39 USD using the period ending closing exchange rate. Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options have been re-valued using a Black-Scholes pricing model using the following assumptions:

March 31, 2015

Dividend rate	0%
Volatility	68.7% to 94.5%
Risk-free rate	1.00% to 1.25%
Term - years	0.25 to 3.0

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2015

(expressed in US dollars unless otherwise noted)

The Company has recognized the following amounts as stock-based compensation expense for the periods noted:

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
	$	$	$	$
Research and development	26,853	171,947	39,909	385,536
General and administrative	35,995	133,127	102,262	499,817

	62,848	305,074	142,171	885,353

Of the total stock option expense of $142,171 (March 31, 2014 - $885,353) for the nine months ended March 31, 2015, $142,447 (March 31, 2014 - $954,747) has been recognized as additional paid in capital and $276 (March 31, 2014 – a reduction of $69,394) has been recognized as reduction to stock option liability. The aggregate intrinsic value of stock options outstanding at March 31, 2015 was $345,131 (March 31, 2014 - $1,008,330) and the aggregate intrinsic value of stock options exercisable at March 31, 2015 was $333,139 (March 31, 2014 - $734,111). As of March 31, 2015 there was $127,200 in unrecognized compensation expense that will be recognized over the next three years. No stock options granted under the Plan have been exercised to March 31, 2015. Upon the exercise of stock options new shares will be issued.

A summary of the status of the Company’s unvested stock options under all plans is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2014	735,681	0.98	0.54
Granted	600,000	0.88	0.32
Vested	(293,467)	0.97	0.48
Cancelled	(120,000)	1.05	0.57
Forfeited	(72,214)	0.52	0.36

Unvested at March 31, 2015	850,000	0.94	0.42

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2015

(expressed in US dollars unless otherwise noted)

Certain of the Company’s warrants have been recognized as a derivative liability (note 5). The following table summarizes all of the Company’s outstanding warrants as of March 31, 2015:

Description	Number

Balance – June 30, 2014	18,732,485
Broker Warrants (i)	(92,000)
Broker Warrants (ii)	(345,000)
Investor Warrants exercised (iii)	(1,986,074)
Investor Warrants exchanged (iv)	(2,836,541)

Balance - March 31, 2015	13,472,870

i)	During the nine months ended March 31, 2015, 92,000 Broker Warrants expired.
ii)	During the nine months ended March 31, 2015, 345,000 Broker Warrants were exercised for cash.
iii)	During the nine months ended March 31, 2015, 1,986,074 Investor Warrants were exercised for 1,986,074 shares of common stock (note 5).
iv)	During the nine months ended March 31, 2015, 2,836,541 Investor Warrants were exchanged for 945,514 shares of common stock (note 5).
7	Financial instruments

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2015

(expressed in US dollars unless otherwise noted)

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, related party payables and derivative liability. The carrying values of cash and cash equivalents, other receivables, accounts payable, and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

As quoted prices for the derivative liability are not readily available, the Company has used a simulated probability valuation model, as described in note 5 to estimate fair value. The derivative liability utilizes Level 3 inputs as defined above.

The Company has the following liabilities under the fair value hierarchy:

	March 31, 2015

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	1,487,137

	June 30, 2014

Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	3,329,367

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

Overview

DelMar Pharmaceuticals, Inc. (the “Company”) is a clinical stage drug development company with a focus on the treatment of cancer.   We are conducting clinical trials in the United States with our product candidate, VAL-083, as a potential new treatment for glioblastoma multiforme (“GBM”), the most common and aggressive form of brain cancer.  We have also acquired certain exclusive commercial rights to VAL-083 in China where it is approved as a chemotherapy for the treatment of chronic myelogenous leukemia (“CML”) and lung cancer.  In order to accelerate our development timelines and reduce technical risk, we leverage existing clinical and commercial data from a wide range of sources.  We plan to seek marketing partnerships in China in order to generate royalty revenue.

Recent Highlights

Recently, we announced important milestones demonstrating progress on our drug development programs:

•	In April 2015, we presented new clinical and non-clinical data at the American Association for Cancer Research (“AACR”) annual meeting related to the development of VAL-083 as a potential new therapy for the treatment of glioblastoma multiforme (“GBM”) and non-small cell lung cancer (“NSCLC”). Specifically, we reported the completion of the dose-escalation portion of our ongoing Phase I/II clinical trial with VAL-083 as a potential new therapy for the treatment of refractory GBM and we reported new non-clinical data supporting the opportunity for VAL-083 to address significant unmet medical needs in the treatment of GBM and NSCLC.

•	In April 2015, we announced that the Mayo Clinic Cancer Center in Rochester, Minnesota had been added as a clinical trial site for our ongoing, multicenter Phase I/II study of VAL-083 clinical trial in patients with refractory GBM.

•	In January and March 2015, we announced that we received notices of allowance for United States patents covering analytical methods related to the manufacturing and quality control of VAL-083 drug product, and methods of use and compositions for VAL-083.

As of March 31, 2015, we have filed a total of eleven patent applications which are being prosecuted in the United States and in international jurisdictions; four U.S. patents and one international patent have been allowed to date.

•	In November 2014, we presented an update on our ongoing Phase I/II clinical trial with VAL-083 as a potential new therapy for refractory glioblastoma at the Society for NeuroOncology (“SNO”) annual meeting. At SNO, we also presented new non-clinical data supporting the favorable differentiation of VAL-083 versus the standard-of-care in the treatment of GBM

•	In October 2014, we presented new non-clinical research supporting the potential utility of VAL-083 in the treatment of NSCLC at the AACR’s New Horizons in Cancer Research.

•	In October 2014, we also participated in the second Brain Tumor Clinical Trial Endpoints Workshop held in Bethesda, MD. The workshops, which are sponsored by the National Brain Tumor Society, bring together private industry, leading clinicians and key members of the US Food and Drug Administration (“FDA”) staff and leaders of the National Cancer Institutes (the “NCI”) to discuss clinical trial design and strategies for accelerating approval of promising brain tumor therapies.

As part of our strategy to list our common stock on a national securities exchange in the timeliest manner possible, we also:

•	Appointed Erich Mohr and Lynda Cranston to our Board of Directors and established an independent Corporate Governance and Compensation Committee.

•	Received net proceeds of $1,404,177 from the exercise of certain warrants during the nine months ended March 31, 2015. The exercise of these warrants, including through a tender offer, has provided us with additional non-dilutive capital that we believe is sufficient to fund our current operations through at least the end of March 2016.

•	Issued an aggregate 945,514 shares of common stock in exchange for the surrender of certain Investor Warrants to purchase an aggregate of 2,836,541 shares of common stock, resulting in a reclassification of the derivative liability to equity of $706,069.

•	Entered into amendments to warrants issued as a dividend to stockholders on January 24, 2013 (the “Dividend Warrants”) such that all of the Dividend Warrants were reclassified to equity on October 31, 2014.

•	Changed our fiscal year end to June 30 from December 31.

VAL-083

Our product candidate, VAL-083, represents a “first-in-class” small molecule chemotherapeutic, which means that the molecular structure of VAL-083 is not an analogue or derivative of other small molecule chemotherapeutics approved for the treatment of cancer. VAL-083 has been assessed in 42 Phase 1 and Phase 2 clinical trials sponsored by the NCI in the United States as a treatment for various cancers including lung, brain, cervical, ovarian tumors and leukemia. Published pre-clinical and clinical data suggest that VAL-083 may be active against a range of tumor types. VAL-083 is approved as a cancer chemotherapeutic in China for the treatment of CML and lung cancer. VAL-083 has not been approved for any indications outside of China.

Upon obtaining regulatory approval, we intend to commercialize VAL-083 for the treatment of orphan cancer indications where patients have failed other therapies or have limited medical options. An orphan disease is defined in the United States under the Rare Disease Act of 2002 as “any disease or condition that affects less than 200,000 persons in the United States.” The Orphan Drug Act of 1983 is a federal law that provides financial and other incentives including a period of market exclusivity to encourage the development of new treatments for orphan diseases.

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

Based on published research and our own data, the cytotoxic functional groups and the mechanism of action of VAL-083 are understood to be functionally different from alkylating agents commonly used in the treatment of cancer. VAL-083 has previously demonstrated activity in cell-lines that are resistant to other types of chemotherapy.  No evidence of cross-resistance has been reported in published clinical studies. Therefore, we believe that VAL-083 may be effective in treating tumors that have failed or become resistant to other chemotherapies.

We have presented research at peer-reviewed scientific meetings demonstrating that VAL-083 is active in patient-derived tumor cell lines and cancer stem cells that are resistant to other chemotherapies.

VAL-083 readily crosses the blood brain barrier where it maintains a long half-life in comparison to the plasma. Published pre-clinical and clinical research demonstrates that VAL-083 is selective for brain tumor tissue.

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

We note that the DLT of VAL-083 was established prior to the development of various types of medications and other forms of therapy are now available for management of myelosuppressive side effects. We believe this offers the potential of increasing the dose of VAL-083 in the modern patient population thereby providing a potential opportunity to improve the drug’s already established efficacy profile.

VAL-083 in GBM

Worldwide, there are an estimated 240,000 new cases of brain and central nervous system (“CNS”) tumors each year. Gliomas are a type of CNS tumor that arises from glial cells in the brain or spine. Glial cells are the cells surrounding nerves. Their primary function is to provide support and protection for neurons in the CNS.

GBM, also known as Grade IV astrocytoma, is the most common and the most lethal form of glioma. According to the World Health Organization, GBM occurs with an incidence of 3.17 per 100,000 person-years. Approximately 15,000 new cases of GBM are expected to be diagnosed in the United States during 2015.

GBM progresses quickly and patients deteriorate rapidly. Common symptoms include headaches, seizures, nausea, weakness, paralysis and personality or cognitive changes such as loss of speech or difficulty in thinking clearly.

The majority of GBM patients do not survive for more than two years following diagnosis, and the median survival in newly diagnosed patients with best available treatments is 14.6 months.

Standard treatment following diagnosis includes surgical resection to remove as much of the tumor as possible (debulking) followed by radiotherapy with concomitant and adjuvant chemotherapy with Temodar® (temozolomide, “TMZ”). Nearly all patients diagnosed with GBM will relapse following first-line treatment, with a 1-year survival rate of approximately 25% following failure of front-line therapy, with average 5-year survival rate less than 3%.

Avastin® (bevacizumab - an anti-VEGF antibody) is approved as a single agent for patients with recurrent GBM following prior therapy as an alternative to corticosteroids to relieve disease symptoms in the US, Canada, Australia and Japan. Avastin® carries a “black-box warning” related to severe, sometimes fatal, side effects related to gastrointestinal perforations, wound healing complications and hemorrhage. There are no data demonstrating an improvement in disease-related symptoms or increased survival in refractory GBM with Avastin®.

TMZ and the nitrosoureas, including carmustine, lomustine, and nimustine, are alkylating agents that readily cross the blood-brain-barrier (“BBB”) and are used in the treatment of central nervous system (“CNS”) cancers, including GBM. Alkylating agents are among the oldest type of cancer chemotherapies in use today.  Alkylating agents bind to DNA to cause damage to cancer cells. Their anti-tumor mechanism is via alkylation of DNA resulting in base-pair mismatch or strand-mediated cross links between base pairs. The DNA damage caused by alkylating agents mimics naturally occurring errors, resulting in apoptosis and tumor cell death.

The primary anti-cancer mechanism of TMZ and the nitrosoureas is to attack the tumor’s DNA via alkylation of the O6 position of the DNA base residue, guanine. TMZ treatment causes DNA damage mainly by methylation at the O6 position of guanine resulting in guanine-thymine base pair mismatches during replication. Nitrosoureas mediate their cytotoxic effect by ethylation at the O6 position of guanine which produces a cross-link to cytosine residues resulting in double-strand DNA breaks during mitosis.

Most GBM patients’ tumors are resistant to TMZ or nitrosourea therapy due to high expression of a naturally occurring enzyme called O6 DNA methylguanine methyl-transferase (“MGMT”) enzyme which repairs O6 guanine lesions. MGMT repair mechanism in turn prevents TMZ and introsoureas and allows a patient’s GBM tumor to survive and grow in spite of treatment.

Consistent with the importance of its repair activity, high expression of MGMT is strongly correlated with poor patient outcomes. Several clinical studies have established that MGMT is an important prognostic indicator of response to TMZ and patient survival.

Probability of GBM Patient Survival Correlated to Expression of MGMT Enzyme

(Unmethylated promoter = High MGMT Expression and Significantly Shorter Survival)

VAL-083 is an alkylating agent which readily crosses the BBB. Its primary cytotoxic mechanism, epoxide derived DNA cross-links at the N7 position of guanine, is distinct from TMZ or the nitrosoureas.

Our research demonstrates that VAL-083’s N7 targeting mechanism retains cytotoxic activity independent of MGMT expression in vitro. We have presented new research at peer-reviewed scientific meetings demonstrating that VAL-083 is active in patient-derived tumor cell lines and cancer stem cells that are resistant to other chemotherapies. Of particular importance is resistance to Temodar® due to activity of the repair enzyme known as MGMT, which results in chemoresistance in many GBM patients. At AACR in 2012, we presented data demonstrating that VAL-083 is active independent of MGMT resistance in laboratory studies. VAL-083 has more potent activity against brain tumor cells in comparison to TMZ and overcomes resistance associated with MGMT suggesting the potential to surpass the current standard-of-care in the treatment of GBM.

A Summary of Our Data Demonstrating that VAL-083’s Anti-Tumor Mechanism is Distinct from, and can Overcome, MGMT-Related Chemoresistance in the Treatment of GBM

VAL-083 has been assessed in multiple historical NCI-sponsored clinical studies as chemotherapy in the treatment of newly diagnosed and recurrent brain tumors and other cancers. In general, tumor regression in brain cancer was achieved following therapy in greater than 40% of patients treated and stabilization was achieved in an additional 20% to 30%. In published clinical studies VAL-083 has previously been shown to have a statistically significant impact on median survival in high grade glioma brain tumors when combined with radiation versus radiation alone with results similar, or superior, to other chemotherapies approved for use in GBM.

A Summary of Published Data adapted from Separate Sources Comparing the Efficacy of VAL-083 and Other Therapies in
the Treatment of GBM

	Comparative Therapy		Median Survival
Chemotherapy	Radiation (XRT)	Radiation + Chemotherapy	Benefit vs. XRT alone
Temodar	12.1 months	58 weeks (14.6 months)	2.5 months
VAL-083	8.8 months	67 weeks (16.8 months)	8.0 months
Nitrosoureas
Lomustine	52 weeks
Carmustine	40-50 weeks
Semustine	35 weeks

Additional support for the differentiated profile of VAL-083 and TMZ comes from the results of studies with GBM cancer stem cells (“CSCs”). GBM CSCs display strong resistance to TMZ, even where MGMT expression is low. However, our data demonstrates that GBM CSCs are susceptible to VAL-083 independent of MGMT expression.

Based on historical data and our own research, we believe that VAL-083 has the potential to offer physicians and patients a new paradigm in the treatment of GBM that will address significant unmet medical needs. In addition, the profile of VAL-083 offers the potential of additive or synergistic benefit as a future combination therapy with existing chemotherapeutic agents or novel vaccines or immunotherapy approaches currently under investigation.

We filed an investigational new drug (“IND”) application with the FDA and initiated human clinical trials with VAL-083 as a potential treatment for GBM in 2011. Details of the study, including enrollment estimates, are available at http://www.clinicaltrials.gov/ct2/show/NCT01478178?term=VAL-083&rank=1). (Information on, or that can be accessed through this website, is not a part of this report.)

Our clinical trial is a Phase I/II an open-label, single arm dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics and anti-cancer activity of VAL-083 in patients with GBM. To be eligible for our clinical trial, patients must have been previously treated for GBM with surgery and/or radiation, if appropriate, and must have failed both bevacizumab (Avastin®) and temozolomide (Temodar®), unless either or both are contra-indicated.

Response to treatment with VAL-083 is measured prior to each treatment cycle. An initial phase of the study involves dose escalation cohorts until a maximum tolerated dose (“MTD”) is established in the context of modern care. The goal of our Phase I/II clinical trial is to determine a modernized dosing regimen for advancement into a registration directed clinical trial.

In August 2013, we received a notice of allowance from the FDA enabling the Company to implement a more rapid dose-escalation scheme in our Phase I/II clinical trial. The revised dosing regimen was allowed by the FDA following an extensive safety review of patients treated prior to that date. In comparison to the original dose-escalation scheme, the revised plan enabled us to skip two interim doses, which allowed the trial to reach higher doses than originally contemplated.

We have presented interim data from our Phase I/II clinical trial at peer-reviewed scientific meetings including most recently at the annual meetings of the AACR in April 2015 and SNO in November 2014 and previously during the year at the annual meetings of AACR and the American Society of Clinical Oncology (“ASCO”). We anticipate presenting additional data at upcoming scientific meetings during 2015.

In summary, at doses tested to date, our interim clinical data is as follows:

•	We completed dose escalation cohorts up to 40mg/m2 without observation of dose limiting toxicity and subsequently filed a protocol amendment to allow for exploration of VAL-083 at doses up to 60mg/m2.

•	In cohort 8 (50mg/m2), we observed evidence of DLT, as defined by Grade 4 thrombocytopenia (low platelets), in one patient and trends toward DLT, as defined by Grade 3 thrombocytopenia in three additional patients, which suggests that we have reached the MTD. Based on a review of the totality of data from this cohort, we intend to confirm the dose for expansion of the trial and prepare for advancement into registration-directed Phase II/III clinical trials. One of three GBM patients in cohort 7 (40mg/m2) and one of three GBM patients in cohort 6 (30 mg/m2) exhibited stable disease after one or two cycles of treatment. In earlier cohorts, we reported that two patients exhibited a response (stable disease or partial response) with a maximum response of 84 weeks and improved clinical signs prior to discontinuing due to adverse events unrelated to the study.

•	Pharmacokinetics are linear and consistent with previous published data suggesting that concentrations of VAL-083 are achieving tissue levels in the central nervous system that are effective against glioma cell lines in vitro.

•	We presented additional data demonstrating that the cytotoxic activity of VAL-083 is distinct from standard-of-care in GBM. Specifically, the tumor-killing activity of VAL-083 has been demonstrated to be independent of MGMT, the enzyme believed to cause resistance to the current front-line therapy in the treatment of GBM.

While these data are interim in nature, we believe they support the further development of VAL-083. We are currently conducting our clinical trial at four centers: the Mayo Clinic in Rochester, Minnesota (“Mayo”), the Brain Tumor Center at University of California, San Francisco (“UCSF”), the Sarah Cannon Cancer Research Center (“SCRI”) in Nashville, Tennessee and the SCRI affiliate site at the Florida Cancer Specialist Research Institute in Sarasota, Florida. We plan to add additional clinical sites in order to accelerate enrollment as the trial progresses.

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

Daily x 5 q 5wks refers to a dosing regimen of once per day for five consecutive days every five weeks (35 day cycle); while daily x 3 q 3wks refers to a dosing regimen of once per day for three consecutive days every three weeks (21 day cycle)

Patients being enrolled in our current Phase I/II clinical trial have a growing brain tumor that has failed to respond to any other approved treatment. The correlation between tumor progression and impending death in this patient population is well-documented. Therefore, we believe that our interim results demonstrating that VAL-083 can either stabilize disease progression by halting tumor growth or shrinking the tumor is expected to result in longer patient survival and improved quality of life.

We plan to continue our clinical trials with VAL-083 as a potential treatment for GBM patients who have failed other therapies.  Currently, there is no approved therapy for these patients. The goal of our current Phase I/II clinical trial is to establish a modernized dosing regimen for advancement into registration directed trials in the United States as a potential new therapy for the treatment of refractory GBM.

We have had our first observation of a DLT which signals VAL-083's potential advancement toward registration-directed clinical trials in GBM. We are currently studying a dose of 50 mg/m2 and six patients have been enrolled at this dose in accordance with the protocol.  The Company's clinical protocol requires acquisition of safety data for 35 days following initial treatment with VAL-083.  At this dose, one patient completed the required 35 day follow-up period without observation of a DLT. The second patient in the 50 mg/m2 cohort experienced myelosuppressive DLT as defined by grade four thrombocytopenia (low platelet counts).  Three additional patients undergoing treatment have not experienced a DLT to-date, but did show a strong trend toward DLT as defined by grade three thrombocytopenia. The patients’ symptoms resolved rapidly and spontaneously returned to normal without concomitant medication or transfusion.

Our goal is to maximize the amount of VAL-083 that can safely reach the tumor. Our protocol currently allows dosing up to 60 mg/m2. However, based on the observation of, and strong trends toward DLT, we have determined that we will not continue dose-escalation beyond 50 mg/m2.

In accordance with the protocol that has been filed with the FDA, we plan to expand enrollment by up to an additional 14 GBM patients at a dose determined to be at or below the MTD, to obtain additional safety and preliminary activity data. During this period, we plan to request a guidance meeting with the FDA to discuss our proposed Phase II/III registration trial design.

The final decision on the dose chosen for trial expansion and advancement to Phase II/III registration directed studies will be determined by the analysis of safety and tolerability of our modernized dosing regimen when all six patients enrolled in the 50 mg/m2 cohort have completed the required follow-up period. Based on our current enrollment and timelines, we believe it is likely that we will initiate Phase II/III registration directed studies during the second half of calendar 2015.

We anticipate that the Phase II/III registration trial will be an open-label trial with radiographic response and overall survival as the primary endpoints. The dose chosen, size, design and timing of initiation of the registration-directed clinical trial will depend on review of the data from the current Phase I/II dose-escalation study and discussions with the FDA and our clinical advisors. We will provide a formal update, including any adjustment to our projected timelines, based on our discussions with the FDA and our clinical advisors.

Based on historical development of other products in GBM, we believe that we may be able to obtain FDA approval to commercialize VAL-083 to treat patients who have failed other therapies from an open-label Phase II/III registration-directed clinical trial, which will save significant costs of a large randomized Phase III clinical trial. We also believe that the FDA may grant Breakthrough Therapy, Fast Track, Accelerated Approval and/or Priority Review status to VAL-083, which will enable us to begin filing for commercial approval during the clinical trial process. Breakthrough Therapy, Fast Track, Accelerated Approval and Priority Review are approaches established by the FDA that are intended to make therapeutically important drugs available at an earlier time.

Data from our planned registration-directed Phase II/III trial will form the basis of our application for FDA approval. Our overall goal remains to complete registration-directed clinical trial with VAL-083 and to seek FDA approval as a new therapy for refractory glioblastoma in the timeliest manner possible. Based on our current financial resources, initiation of the registration trial will require additional funding to support the expanded clinical operations necessary to conduct and manage the study.

We also believe that VAL-083 may be a potentially superior alternative to currently approved chemotherapies used in the treatment of newly diagnosed GBM patients. Subject to the availability of financial resources, we plan to investigate VAL-083 in clinical trials for newly diagnosed GBM patients whose tumors exhibit molecular features suggesting that they are unlikely to respond to currently available chemotherapies.

In February 2012, VAL-083 was granted protection under the Orphan Drug Act by the FDA for the treatment of glioma. In January 2013, the European Union also granted orphan drug protection to VAL-083. Orphan drugs generally follow the same regulatory development path as any other pharmaceutical product. However, incentives such as scientific advice and reduction or waiver of registration fees and access to specialized grant funding may be available to support and accelerate development of orphan drug candidates. In addition, we may sell VAL-083 as a treatment for glioma without competition for seven years in the U.S. and for ten years in the EU following market approval, due to the orphan drug protection afforded - meaning that the neither the FDA nor the EU regulatory authority will approve a medicinal product containing a similar active substance for the same indication during that time.

As part of our ASCO presentation on June 1, 2013, we also announced that we plan to split our current Phase I/II clinical trial protocol into two separate studies: one focusing solely on refractory GBM and the other focusing on secondary brain cancers caused by other tumors that have spread to the brain. Due to prior chemotherapy and radiation therapy, patients with secondary brain tumors are likely more prone to myelosuppression and may have a different toxicity and MTD than patients with GBM. We believe the strategy of splitting the trial into two separate studies will enable us to focus on accelerating the development of VAL-083 as a potential new treatment for GBM while appropriately exploring the potential of the drug to treat patients with solid tumors that have spread to the brain. In the future, we may develop a separate protocol for the continued exploration of VAL-083 in patients with secondary brain cancer caused by a solid tumor spreading to the brain.

VAL-083 in Lung Cancer

Lung cancer is a leading cause of cancer-related mortality around the world and effective treatment for lung cancer remains a significant global unmet need despite advances in therapy. In general, prognosis for lung cancer patients remains poor, with 5-year relative survival less than 14% among males and less than 18% among females in most countries. Globally, the market for lung cancer treatment may exceed $7 billion by 2019 according to a report published by Transparency Market research.

Non-small cell lung cancer (“NSCLC”) is the most common type of lung cancer. There are three common forms of NSCLC: adenocarcinomas are often found in an outer area of the lung; squamous cell carcinomas are usually found in the center of the lung next to an air tube (bronchus); and large cell carcinomas, which can occur in any part of the lung and tend to grow and spread faster than adenocarcinoma. NSCLC accounts for 85% of all lung cancer cases in the United States and approximately 90% of lung cancer cases diagnosed in China.

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

The activity of VAL-083 against solid tumors, including lung cancer, has been established in both pre-clinical and human clinical trials conducted by the NCI. VAL-083 has been approved by the Chinese Food and Drug Administration (“CFDA”) for the treatment of lung cancer. However, sales of VAL-083 in China have been limited by a lack of modern data, poor distribution, and preference for targeted therapies such as tyrosine kinase inhibitors (“TKIs”) in the modern era.

Standard for newly diagnosed NSCLC is platinum-based combination therapy or TKI therapy for patients whose cancer exhibits epidermal growth factor receptor (“EGFR”) mutations. Patients exhibiting EGFR mutations have shown an initial response rate to TKIs which exceeds the response rate for conventional chemotherapy. However, TKI resistance has emerged as an important unmet medical need.

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

We plan to work with leading oncologists to develop new clinical and non-clinical data which will demonstrate the clinical utility of VAL-083 in NSCLC patients who are resistant to TKIs. We believe this strategy will result in sales growth for VAL-083 in China and generate future revenue for our company through sales and marketing partnerships as well as position VAL-083 for global development in lung cancer.

In April 2014 at AACR we announced results of a pre-clinical study designed to evaluate the activity of VAL-083 in in vivo models of drug-resistant NSCLC in comparison to cisplatin.   In an established murine xenograft model of NSCLC, the activity of VAL-083 was compared to standard platinum-based therapy with cisplatin against human NSCLC cell lines A549 (TKI-sensitive) and H1975 (TKI-resistant). In the study, VAL-083 demonstrated superior efficacy and safety in the treatment of TKI-susceptible (A549) tumors and in TKI-resistant (H1975) tumors. The results presented were as follows:

•	Treatment of TKI-sensitive (A549) NSCLC with 3 mg/kg of VAL-083 resulted in tumor growth delay of 26 days compared to untreated controls. Cisplatin (5 mg/kg) resulted in tumor growth delay of just four days. In addition, mean tumor volume on day 68 was significantly reduced in animals treated with 3 mg/kg VAL-083 (p=0.001) compared to untreated controls.

•	Treatment of TKI-resistant (H1975) NSCLC with 4 mg/kg of VAL-083 resulted in a statistically significant reduction in tumor volume (p=0.01) versus untreated control after 27 days. In the same model, treatment with 5 mg/kg of cisplatin failed to achieve statistically significant reduction in tumor volume (p=0.23) versus untreated control after 27 days. Longer-term safety assessments are ongoing in this model.

In April 2015, we presented new non-clinical data at the AACR annual meeting. These data demonstrated that VAL-083’s mechanism is distinct from platinum-based chemotherapy, the current standard of care for NSCLC. VAL-083 retains its high level of anti-cancer activity in p53 mutated NSCLC cell lines compared to cisplatin or oxaliplatin.

The p53 gene plays a central role in the protection of the human body from cancer and is responsible for initiating the process of programmed cell death, or apoptosis, which directs a cell to commit suicide if it becomes damaged or cancerous. The p53 pathway is also integral to the activity of many chemotherapy drugs. P53 is frequently mutated in NSCLC and p53 mutations are highly correlated with resistance to chemotherapy and poor patient outcomes in NSCLC.

In addition, we demonstrated that the combination of VAL-083 with either cisplatin or oxaliplatin demonstrated a superadditive (synergistic) effect against NSCLC cell lines, including those resistant to TKI therapy in vitro.

In October 2014, we presented non-clinical data at the AACR New Horizon’s in Cancer Research Meeting. These data also support superior activity of VAL-083 compared to standard platinum-based treatment in both TKI-sensitive and TKI-resistant tumor models. Further, our data demonstrate that VAL-083 may have a synergistic effect in combination with cisplatin. These data suggest the potential of VAL-083 to be used in combination with platinum-based chemotherapy and to address modern unmet medical needs in the treatment of TKI-resistant NSCLC, especially where platinum-based therapy has already failed or is predicted to give sub-optimal outcomes.

These results may have immediate implications in the treatment of NSCLC in China, where VAL-083 is approved as a chemotherapy for the treatment of lung cancer. The data also support exploring future clinical development of VAL-083 as a lung cancer therapy in the rest of the world thereby providing DelMar with a potential opportunity to expand our clinical development focus beyond glioblastoma.

As a next step in the investigation of VAL-083 as a potential treatment for NSCLC, we have developed a protocol for a post-market clinical study to be conducted by a leading cancer clinician in the context of the current approval in China.

We plan to conduct this trial in collaboration with Guangxi Wuzhou Pharmaceutical Group Co. Ltd. (“Guangxi Wuzhou Pharmaceuticals”). Under the terms of our collaboration agreement with Guangxi Wuzhou Pharmaceuticals, we are responsible for establishing protocols for and conducting clinical trials and Guangxi Wuzhou Pharmaceuticals is responsible for the costs associated with clinical trials conducted in China. Our goal is to initiate this clinical trial by mid calendar 2015, with the aim to develop new data to support product growth in China and to establish clinical proof of concept to expand our drug development efforts with VAL-083.

Conducting this clinical trial in China under our collaboration agreement with Guangxi Wuzhou Pharmaceuticals will allow us to enhance the potential value of VAL-083 without significantly increasing our own planned cash expenditures. We also believe that these new data will support the potential to establish global partnerships and collaborations with larger pharmaceutical companies who have the resources and commercial infrastructure to effectively develop and commercialize VAL-083 as a treatment for NSCLC on a world-wide basis.

VAL-083 in Leukemia and Hematologic Cancers

The NCI studied VAL-083 extensively in laboratory and animal models of hematological malignancies (blood cancers). VAL-083 has been approved for the treatment of chronic myeloid leukemia, or CML, in China. CML is a cancer of the white blood cells. The incidence of CML in the United States is approximately two per 100,000 of population.

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

TKIs have become the standard of care for CML and certain types of lung cancer. TKI therapy has resulted in vastly improved outcomes. However, patients often develop resistance to TKI therapy. Recent evidence proposes unique mechanisms of resistance in patients of East Asian descent who experience significantly inferior responses to TKIs.

We believe that data from NCI-sponsored studies and commercial evidence from the Chinese market support that there exists a substantive clinical benefit of VAL-083 in CML. We also believe that the unique mechanism of action of VAL-083, in combination with newly developed data positions the drug as a valuable therapy for patients who have failed other treatments, including TKIs. This represents a significant clinical and commercial opportunity for large subsets of patient populations in the existing-approved China market as well as for global development in CML.

We have begun to establish a network of leading oncologists to develop new clinical and non-clinical data which will demonstrate the clinical utility of VAL-083 in CML patients who are resistant to TKIs. We believe this strategy may result in sales growth for VAL-083 in China and has the potential to generate revenue for our company through sales and marketing partnerships as well as position VAL-083 for global development in CML.

In addition to CML and subject to availability of funds, we plan to investigate VAL-083 as a potential treatment for other types of blood cancer. Acute Myeloid Leukemia (“AML”) and Acute Lymphoblastic Leukemia (“ALL”) are of particular interest based on published data and lack of effective therapeutic options. We have initiated preliminary discussions with leading cancer centers regarding the development of a clinical strategy for the development of VAL-083 in other types of blood cancer.

Additional Indications

In historical studies sponsored by the NCI in the United States, VAL-083 exhibited clinical activity against a range of tumor types including central nervous system tumors, solid tumors and hematologic malignancies. We have established new non-clinical data supporting the activity of VAL-083 in different types of cancer that are resistant to modern targeted therapies and we believe that the unique cytotoxic mechanism of VAL-083 may provide benefit to patients in a range of indications. We intend to continue to research these opportunities, and if appropriate, expand our clinical development efforts to include additional indications.

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

We have filed patent applications covering VAL-083 where we have claimed the use of, and improvements related to, VAL-083 and other novel aspects of our proposed treatment regimen, manufacturing process improvements and the formulation and composition of the active pharmaceutical ingredient and finished dosage form of VAL-083 products. We are prosecuting our patent applications in the United States and in international jurisdictions which we deem important for the potential commercial success of VAL-083.

In addition to patent protection, we may also seek orphan drug status whenever it is available. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for a period of seven years in the U.S. and Canada, and 10 years in the E.U. Orphan drug designation does not prevent competitors from developing or marketing different drugs for the same indication or the same drug for a different clinical indication.

In February 2012, we announced that the FDA has granted orphan drug status to VAL-083. In January 2013, the EMA also granted orphan drug protection to VAL-083 for the treatment of glioma.

Under the Hatch-Waxman Amendments, newly approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. These amendments provide five-year data exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active ingredient. The Hatch-Waxman Amendments prohibit the submission of an abbreviated new drug application, also known as an ANDA or generic drug application, during the five-year exclusive period if no patent is listed. If there is a patent listed and the ANDA applicant certifies that the NDA holder’s listed patent for the product is invalid or will not be infringed, the ANDA can be submitted four years after NDA approval. Protection under the Hatch-Waxman Amendments will not prevent the filing or approval of another full NDA. However, the applicant would be required to conduct its own pre-clinical studies and adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Amendments also provide three years of data exclusivity for the approval of NDAs with new clinical trials for previously approved drugs and supplemental NDAs, for example, for new indications, dosages or strengths of an existing drug, if new clinical investigations were conducted by or on behalf of the sponsor and were essential to the approval of the application. This three-year exclusivity covers only the new changes associated with the supplemental NDA and does not prohibit the FDA from approving ANDAs for drugs containing the original active ingredient. We intend to rely on the Hatch-Waxman Amendments for five years of data exclusivity for VAL-083.

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

Developing Partnerships with Pharmaceutical Companies

Guangxi Wuzhou Pharmaceuticals

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

Corporate History

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

Related Parties

The Company acquired its initial patents and technology relating to VAL-083 as well as prototype drug from Valent. In addition, Valent incurred a significant portion of the Company’s clinical expenses during the periods ended December 31, 2011 and 2012 and in turn invoiced the Company for those expenses. One of the Company’s officers and directors is a principal of Valent and as result Valent is a related party to the Company.

The following related party transactions and balances have been recorded by the Company.

During the nine months ended March 31, 2015

Effective September 30, 2014, the Company entered into and closed an agreement with Valent to exchange its loan with Valent for 278,530 shares of preferred stock of the Company.

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $385,000 in compensation expense for the nine months ended March 31, 2015.

Included in accounts payable at March 31, 2015 is an aggregate amount of $43,503 (June 30, 2014 - $54,960) owed to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

The Company recognized $77,667 in directors’ fees during the nine months ended March 31, 2015.

During the nine months ended March 31, 2014

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $311,000 in compensation expense for the nine months ended March 31, 2014.

The Company recognized $53,333 in directors’ fees during the nine months ended March 31, 2014.

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

Investor Warrant exercises

In addition, during the nine months ended March 31, 2015, an additional 1,223,847 Investor Warrants were exercised at $0.65 per warrant for 1,223,847 shares of common stock. The Company received proceeds of $795,501 from these exercises.

All Investor Warrants that have been exercised during the period, including those exercised under the tender offer, were revalued at their respective exercise dates and then a reclassification to equity was recorded. As a result of all of the Investor Warrant exercises for the nine months ended March 31, 2015 an aggregate $391,422 of the derivative liability has been reclassified to equity.

To date, including Investor Warrants exercised prior to June 30, 2014, a total of 5,915,598 Investor Warrants have been exercised for cash for total gross proceeds of $3,886,736.

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

Tender offer warrant exchange

On January 8, 2015, the Company filed a tender offer statement with the Securities and Exchange Commission, and on January 23, 2015, the Company filed an amendment thereto , with respect to certain Investor Warrants to purchase common stock of the Company. The tender offer provided the holders of the Investor Warrants with the opportunity to receive one share of common stock for every three Investor Warrants tendered. The tender offer was available to all 5,964,738 Investor Warrants outstanding on January 8, 2015. To participate in the tender offer the Investor Warrant holders were required to deliver completed exchange documents to the Company, prior to the expiration of the tender offer, which was 5:00 p.m. (Pacific Time) on February 9, 2015.

The tender offer expired on February 9, 2015. A total of 1,591,875 Investor Warrants were exchanged for 530,625 shares of common stock. The Investor Warrants that have been exchanged were revalued at their exchange date and then a reclassification to equity was recorded. The reclassification to equity upon the exchange was $423,723. The Company recognized a loss of $156,219 at the time of the exchange.

The remaining 4,372,863 Investor Warrants outstanding at March 31 , 2015 have been re-valued at March 31, 2015 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 77%, risk free rate – 1.09% and a term of approximately 3.0 years.

All 4,372,863 Investor Warrants outstanding at March 31, 2015 have an exercise price of $0.80.

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

Warrants issued for services

The Company has issued 300,000 warrants for services. The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years. The warrants have been measured at March 31, 2015 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility - 77%, risk free rate – 1.22% and a term of approximately 3.25 years.

The Company’s derivative liability is summarized as follows:

	March 31, 2015 $	June 30, 2014 $

Opening balance	3,329,367	4,402,306

Change in fair value of warrants	276,963	166,388
Change in fair value due to change in warrant terms	(23,658)	(111,179)
Reclassification to equity upon amendment of warrants	(975,278)	-
Reclassification to equity upon exchange of warrants	(728,835)	-
Reclassification to equity upon exercise of warrants	(391,422)	(1,128,148)

Closing balance	1,487,137	3,329,367

Selected Quarterly Information

The financial information reported here in has been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency at March 31, 2015 is the USD. The following table represents selected financial information for the Company as of March 31, 2015 and June 30, 2014.

Selected Balance Sheet Data

	March 31, 2015 $	June 30, 2014 $

Cash and cash equivalents	3,006,598	4,759,711
Working capital	2,883,603	4,704,044
Total Assets	3,413,281	5,003,910
Derivative liability	1,487,137	3,329,367
Total stockholders’ equity	1,217,021	880,479

Selected Statement of Operations Data

For the three months ended:

	March 31,	March 31,
	2015	2014
	$	$

Research and development	641,839	618,869
General and administrative	500,753	966,923
Change in fair value of derivative liability	343,569	1,599,349
Loss on exchange of warrants	156,219	-
Foreign exchange loss	6,826	11,947
Interest expense	-	2,015
Interest income	(70)	(496)
Net and comprehensive loss	1,649,136	3,198,607
Weighted average number of shares outstanding	38,976,827	31,659,791
Loss per share	0.04	0.10

For the nine months ended:

	March 31,	March 31,
	2015	2014
	$	$

Research and development	1,925,635	1,745,164
General and administrative	1,601,982	2,344,473
Change in fair value of derivative liability	276,963	(6,867,477)
Change in fair value of derivative liability due to change in warrant terms	(23,658)	-
Loss on exchange of warrants	249,062	-
Foreign exchange loss	16,512	43,910
Interest expense	2,091	6,088
Interest income	(331)	(1,807)
Net and comprehensive loss (income)	4,048,256	(2,729,649)
Basic weighted average number of shares outstanding	37,732,995	31,536,466
Basic loss (income) per share	0.11	(0.09)
Diluted weighted average number of shares outstanding	37,732,995	43,238,472
Diluted loss (income) per share	0.11	0.00

Expenses net of share-based compensation expense

The following table discloses research and development, and general and administrative expenses net of share-based payment expenses.

For the three months ended:

	March 31, 2015 $	March 31, 2014 $

Research and development	641,839	618,869
Share-based compensation expense included in research and development	(26,853)	(171,947)
Research and development net of share-based compensation	614,986	446,922

General and administrative	500,753	966,923
Share-based compensation expense included in general and administrative	(35,995)	(448,127)
General and administrative net of share-based compensation	464,758	518,796

 For the nine months ended:

	March 31, 2015 $	March 31, 2014 $

Research and development	1,925,635	1,745,164
Share-based compensation expense included in research and development	(39,909)	(431,536)
Research and development net of share-based compensation	1,885,726	1,313,628

General and administrative	1,601,982	2,344,473
Share-based compensation expense included in general and administrative	(283,449)	(938,837)
General and administrative net of share-based compensation	1,318,533	1,405,636

Comparison of the three months ended March 31, 2015 and March 31, 2014

	Three Months Ended
	March 31, 2015 $	March 31, 2014 $	Change $	Change %

Research and development	641,839	618,869	22,970	4
General and administrative	500,753	966,923	(466,170)	(48)
Change in fair value of derivative liability	343,569	1,599,349	(1,255,780)	(79)
Loss on exchange of warrants	156,219	-	156,219	-
Foreign exchange loss	6,826	11,947	(5,121)	(43)
Interest expense	-	2,015	(2,015)	-
Interest income	(70)	(496)	426	(86)
Net and comprehensive loss	1,649,136	3,198,607	(1,549,471)

Research and Development

Research and development expenses increased to $641,839 for the three months ended March 31, 2015 from $618,869 for the three months ended March 31, 2014. Although research and development expenses were largely consistent between periods, the slight decrease was attributable to an increase in clinical development and intellectual property costs offset by a decrease in preclinical research and share-based compensation expense. Share-based compensation expense included in research and development for the three months ended March 31, 2015 totalled $26,853 compared to $171,947 for the three months ended March 31 2014. In relation to research and development expenses during the three months ended March 31, 2015 and 2014 the Company incurred share-based compensation expense relating to stock option expense only. The decrease in stock option expense in the current quarter was largely due to a decrease in the Company’s stock price in the current quarter compared to the prior quarter. Excluding the impact of share-based compensation expense, research and development expenses increased to $614,986 for the three months ended March 31, 2015 from $446,922 for the three months ended March 31, 2014.

Clinical development costs have increased due to drug manufacturing and clinical set-up costs as the Company prepares for its registration trial. Intellectual property costs have increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as the Company has been active in both submitting new patent applications and advancing it previously filed patents. Preclinical research expenses have decreased in the current quarter as a result of the Company recognizing grant proceeds in the current quarter where no such proceeds were received in the prior quarter.

General and Administrative

General and administrative expenses were $500,753 for the three months ended March 31, 2015 compared to $966,923 for the three months ended March 31, 2014. The decrease was largely attributable to a decrease in share-based compensation expense and professional fees. Share-based compensation expense decreased to $35,995 in the three months ended March 31, 2015 from $448,127 for the three months ended March 31, 2014. In relation to general and administrative expenses during the three months ended March 31, 2015, the Company incurred share-based compensation expense related to stock option expense only while during the three months ended March 31, 2014 the Company incurred share-based compensation expense relating to stock options and for shares issued for services. The decrease in stock option expense in the current quarter was due to a decrease in the Company’s share price in the current quarter compared to the corresponding quarter in the prior year.

Excluding the impact of share-based compensation expense, general and administrative expenses decreased to $464,758 for the three months ended March 31, 2015 from $518,796 for the three months ended March 31, 2014. The principal reason for the decrease was lower professional fees. Professional fees decreased during the three months ended March 31, 2015 compared the three months ended March 31, 2014 due to lower business development, accounting, and tax service costs.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss. The balances recognized during the three months ended March 31, 2015 and 2014 were a result of changes in the Company’s share price as well as adjustment to assumption used in the valuation model. The Company recognized losses of $343,569 and $1,599,349 from the change in fair value of the derivative liability for the three months ended March 31, 2015 and 2014, respectively. In addition, during the quarter ended March 31, 2015, the Company exchanged certain Investor Warrants for shares of common stock resulting in the recognition of a loss of $156,219 on the exchange. The Company consummated a tender offer in relation to the Investor Warrants resulting in 1,591,875 Investor warrants being exchanged for 530,625 shares of common stock. The Investor Warrant holders were able to elect to exchange three Investor Warrants for one share of common stock of the Company until the expiry of the tender offer on February 9, 2015.

Changes in the Company’s common stock price and assumptions used in the valuation model can result in significant volatility in the Company’s reported net loss due to their impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate significantly.

Foreign Exchange Gain

The Company’s functional currency at March 31, 2015 is the USD but the Company incurs a portion of its expenses in CDN. The foreign exchange gains and losses are reported in other (income) loss in the Consolidated Condensed Interim Statement of Loss and Comprehensive Loss.

The Company recognized a foreign exchange loss of $6,826 for the quarter ended March 31, 2015 compared to a loss of $11,947 for the quarter ended March 31, 2014. The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN cash and accounts payable.

Interest Expense

Pursuant to a loan agreement dated February 3, 2011, the Company received a loan from Valent in the amount of $250,000 for the purchase of the prototype drug product. The loan was payable on demand, unsecured and bore interest at 3.00% per year. Effective September 30, 2014 the loan balance, including accumulated interest to September 30, 2014, was exchanged for 278,530 shares of the Company’s Series A Preferred Stock. The Preferred Stock pays dividends at the rate of 3% per year, payable quarterly in arrears.

For the three-months ended March 31, 2015, the Company accrued $2,089 related to the dividend payable to Valent. The dividend has been recorded as a direct increase in accumulated deficit and was paid subsequent to March 31, 2015. For the three-months ended March 31, 2014 the Company accrued $2,015 in interest on its loan payable with Valent.

Comparison of the nine months ended March 31, 2015 and March 31, 2014

	Nine Months Ended
	March 31, 2015 $	March 31, 2014 $	Change $	Change %

Research and development	1,925,635	1,745,164	180,471	10
General and administrative	1,601,982	2,344,473	(742,491)	(32)
Change in fair value of derivative liability	276,963	(6,867,477)	7,144,440	(104)
Change in fair value of derivative liability due to change in warrant terms	(23,658)	-	(23,658)	-
Loss on exchange of warrants	249,062	-	249,062	-
Foreign exchange loss	16,512	43,910	(27,398)	(63)
Interest expense	2,091	6,088	(3,997)	(66)
Interest income	(331)	(1,807)	1,476	(82)
Net and comprehensive loss (income)	4,048,256	(2,729,649)	6,777,905

Research and Development

Research and development expenses increased to $1,925,635 for the nine months ended March 31, 2015 from $1,745,164 for the nine months ended March 31, 2014. The increase was largely attributable to an increase in clinical development and intellectual property costs partially offset by a decrease in share-based compensation expense. Share-based compensation expense included in research and development for the nine months ended March 31, 2015 totalled $39,909 compared to $431,536 for the nine months ended March 31 2014. In relation to research and development expenses during the nine months ended March 31, 2015 the Company incurred share-based compensation expense relating to stock option expense only. During the nine months ended March 31, 2014 the Company incurred expenses for stock options and the issuance of shares for services. The decrease in stock option expense in the current period was due to a decrease in the Company’s share price in the nine month period in 2015 compared to the corresponding period in 2014. Excluding the impact of share-based compensation expense, research and development expenses increased to $1,885,726 for the nine months ended March 31, 2015 from $1,313,628 for the nine months ended March 31, 2014.

Clinical development costs have increased due to higher support costs related to regulatory activities, drug manufacturing and clinical set up costs as the Company prepares for its registration trial, and for activities relating to the preparation of protocols for the lung cancer and GBM studies in China. Intellectual property costs have increased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 as the Company has been active in both submitting new patent applications and advancing it previously filed patents.

General and Administrative

General and administrative expenses were $1,601,982 for the nine months ended March 31, 2015 compared to $2,344,473 for the nine months ended March 31, 2014. The decrease was partially attributable to a decrease in share-based compensation expense to $283,449 in the nine months ended March 31, 2015 from $938,837 for the nine months ended March 31, 2014. In relation to general and administrative expenses during the nine months ended March 31, 2015, the Company incurred share-based compensation expense related to stock options and shares issued for services while during the nine months ended March 31, 2014 the Company incurred share-based compensation expense relating to stock options, and for shares and warrants issued for services. The decrease in stock option expense in the current period was due to a decrease in the Company’s share price in the current period compared to the corresponding period in 2014.

Excluding the impact of share-based compensation expense, general and administrative expenses remained relatively consistent decreasing slightly to $1,318,533 during the nine months ended March 31, 2015 from $1,405,636 for the nine months ended March 31, 2014. The principal reasons for the decrease were lower professional fees partially offset by higher personnel, and facilities, office, and sundry costs. Professional fees were lower during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 due to lower business development and investor relations costs. Personnel costs increased due to higher management fees and benefits in the current nine months compared to the corresponding period in 2014. Facilities, office, and sundry costs increased for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 largely due an increase in promotion and press releases, and filing and related fees. The filings fees related to the Company listing its common stock on the OTCQX.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss. The balances recognized during the nine months ended March 31, 2015 and 2014 were primarily due to changes in the Company’s common stock price between the date the warrants were last valued and due to changes in assumptions used in the valuation model.

The Company recognized a loss of $276,963 during the nine months ended March 31, 2015 and a gain of $6,867,477 during the nine months ended March 31, 2014 from the revaluation of the derivative liability. In addition, as result of amending the Investor Warrants and Dividend Warrants during the period ended March 31, 2015, the Company also recognized a gain of $23,658. All warrants that have been exercised or amended were revalued at their respective exercise or amendment dates and then the reclassification to equity was recorded. Also, during the nine months ended March 31, 2015, the Company exchanged certain Investor Warrants for shares of common stock resulting in the recognition of a loss of $249,062 on the exchange.

The Investor Warrant holders could elect to exchange three Investor Warrants for one share of common stock of the Company until the expiration of the tender offer on February 9, 2015. In total, including the exchange of warrants prior to the tender offer, the Company exchanged 2,836,541Investor Warrants for the issuance of 945,514 shares of common stock. The Investor Warrant holders were able to elect to exchange three Investor Warrants for one share of common stock of the Company until the expiry of the tender offer on February 9, 2015.

Changes in the Company’s common stock price and assumptions used in the valuation model can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate significantly.

Foreign Exchange Gain

The Company’s functional currency at March 31, 2015 is the USD but the Company incurs a portion of its expenses in CDN. The foreign exchange gains and losses are reported in other (income) loss in the Consolidated Condensed Interim Statement of Loss and Comprehensive Loss.

The Company recognized a foreign exchange loss of $16,512 for the nine months ended March 31, 2015 compared to a loss of $43,910 for the nine months ended March 31, 2014. The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN cash and accounts payable.

Interest Expense

Pursuant to a loan agreement dated February 3, 2011, the Company received a loan from Valent in the amount of $250,000 for the purchase of the prototype drug product. The loan was payable on demand, unsecured and bore interest at 3% per year. Effective September 30, 2014 the loan balance, including accumulated interest to September 30, 2014, was exchanged for 278,530 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock pays dividends at the rate of 3% per year, payable quarterly in arrears.

For the nine months ended March 31, 2015, the Company has recognized $4,178 related to the dividend payable to Valent and $2,091 related to interest from July 1, 2014 to September 30, 2014 when the loan was converted to preferred shares. The dividend has been recorded as a direct increase in accumulated deficit and the $2,091 has been recognized as interest expense. For the nine months ended March 31, 2014 the Company accrued $6,088 in interest on its loan payable with Valent.

Liquidity and Capital Resources

Nine months ended March 31, 2015 compared to the nine months ended March 31, 2014

	March 31, 2015 $	March 31, 2014 $	Change $	Change %

Cash used in operating activities	(3,044,475)	(3,030,692)	13,783	<1
Cash flows from financing activities	1,291,362	221,850	1,069,512	482

Operating Activities

Net cash used in operating activities increased to $3,044,475 for the nine months ended March 31, 2015 from $3,030,692 for the nine months ended March 31, 2014. During the nine months ended March 31, 2015 the Company reported a loss of $4,048,256 compared to income of $2,729,649 for the nine months ended March 31, 2014. However, included in the net income in 2014 was a gain of $6,867,477 attributable to changes in the fair value of the derivative liability. During the nine months ended March 31, 2015, the Company recognized a loss of $276,963 from changes in the fair value of the derivative liability. Excluding the impact of changes in the fair value of the derivative liability, non-cash items relating to accrued interest, gains from amending the terms of certain warrants, losses from the exchange of warrants, and stock-based compensation totaled $550,853 for the nine months ended March 31, 2015. Non-cash items relating to accrued interest, warrants issued for services, and share-based compensation totaled $1,376,461 for the nine months ended March 31, 2014. The most significant change in non-cash working capital for the nine months ended March 31, 2015 was due to an increase in accounts payable and accrued liabilities of $214,269. In the nine months ended March 31, 2014 the most significant item was due to reductions in related party payables of $200,664.

Financing Activities

The Company received net proceeds of $1,404,177 from the exercise of warrants during the nine months ended March 31, 2015. The Company also incurred deferred costs of $108,637 relating to the financing the Company completed in May 2015. In addition, the Company recognized $4,178 in dividends on the Valent Series A preferred stock. During the nine months ended March 31, 2014 the Company received net proceeds of $221,850 from the exercise of warrants.

Going concern

(See note 1 to the Consolidated Condensed Interim Financial Statements)

The financial statements have been prepared on a going concern basis which assumes that the Company will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the nine months ended March 31, 2015, the Company reported a loss of $4,048,256, negative cash flow from operations of $3,044,475 (2014 - $3,030,692), and an accumulated deficit of $22,715,848 at that date. As at March 31, 2015, the Company has cash and cash equivalents on hand of $3,006,598 and a working capital balance of $2,883,603. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. These circumstances indicate the existence of a material uncertainty that may cast substantial doubt as to the ability of the Company to meet its obligations as they come due.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. In addition, the Company has not begun to generate revenues from its product candidate. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements. Nevertheless, there is no assurance that these initiatives will be successful.

These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

Our future funding requirements will depend on many factors, including but not limited to:

·	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;
·	the costs associated with establishing manufacturing and commercialization capabilities;
·	the costs of acquiring or investing in businesses, product candidates and technologies;
·	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
·	the costs and timing of seeking and obtaining FDA and other regulatory approvals;
·	the effect of competing technological and market developments; and
·	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter.

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

A detailed presentation of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s consolidated financial statements for the transition period ended June 30, 2014 contained in our Form 10-KT filed with the SEC on August 28, 2014.  While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates der ived therefrom have been identified as being critical:

· Shares for services
· Stock options
· Derivative liability

Shares for services

Periodically, the Company has issued equity instruments for services provided by employees and nonemployees. The equity instruments are valued at the fair value of the instrument granted.

Stock options

The Company accounts for these awards under ASC 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. Compensation expense for unvested options to non-employees is revalued at each period end and is being amortized over the vesting period of the options. The determination of grant-date fair value for stock option awards is estimated using the Black-Scholes model, which includes variables such as the expected volatility of the Company’s share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based compensation expense. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including type of awards granted, employee class, and historical experience. Actual results and future estimates may differ substantially from current estimates.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2015, the Company issued 345,000 shares of common stock upon exercise of warrants issued for certain broker services, for cash proceeds of $138,000.

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

DelMar Pharmaceuticals, Inc.

Date: May 15, 2015	By:	/s/ Jeffrey Bacha
Jeffrey Bacha Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Scott Praill
Scott Praill Chief Financial Officer (Principal Financial Officer)