Form 10-K/A
period 2015-06-30
DelMar Pharmaceuticals, Inc.
filed 2015-11-16
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE – None

Explanatory Note

This Amendment No. 1 to Form 10-K for the year ended June 30, 2015, amends DelMar Pharmaceuticals, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended June 30, 2015, which was originally filed with the Securities and Exchange Commission on September 3, 2015 (the “Original 10-K”) This amendment is being filed solely to (i) restate the financial statements for a failure to properly account for the granting of warrants issued to designees of the placement agent under the Company’s private placement that closed in January to March 2013 (and make corresponding changes to Risk Factors and the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections) and (ii) amend Item 9A (Controls and Procedures). Except with respect to (i) the financial statements and corresponding changes to Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (ii) Item 9A (Controls and Procedures), the Original 10-K has not been amended, updated or otherwise modified.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

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

Our audited financial statements for the fiscal year ended June 30, 2015, include an explanatory paragraph that such financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements for the year ended June 30, 2015, included with this report, because we have not begun to generate revenues and do not have the prospect of generating revenues in the near future, have reported a net loss of $4,347,767 and negative cash flow from operations of $3,853,069 for the year ended June 30, 2015, and have an accumulated deficit of $18,613,294 as of June 30, 2015, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to continue as a going concern, shareholders may lose their entire investments.

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

Several companies are marketing and developing oncology immunotherapy products. Companies with approved marketed oncology products for GBM are Merck (Temodar®) and Genentech (Avastin®). Companies with oncology immunotherapy product candidates in clinical development include Northwest Biotherapeutics (DCVax-L), Celldex Therapeutics (Rindopepimut (CDX-110)) and ImmunoCellular Therapeutics (ICT-107).

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of June 30, 2015:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders – Amended and Restated 2003 Employee Stock Option Plan	3,595,000	0.94	644,285
Totals	3,595,000		644,285

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 2 in the Notes to Consolidated Financial Statements we have restated our consolidated financial statements for the years ended June 30, 2015 and June 30, 2014 and our unaudited interim financial information for each of the quarters in the years ended June 30, 2015 and June 30, 2014 and for the quarters ended March 31, 2013, and June 30, 2013. Refer to the Explanatory Note preceding Part 1, Item 1, Item 8: Financial Statements and Supplementary Data – Note 2 to the Consolidated Financial Statements, and Item 8: Financial Statements and Supplementary Data – Note 14 to the Consolidated Financial Statements for additional details regarding the aforementioned restatement adjustments.

For information regarding our controls and procedures, see Part II, Item 9A - Controls and Procedures, of this Annual Report.

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

Placement Agent Warrants

Also in connection with the reverse acquisition, on March 6, 2013 the Company issued 5,250,000 Placement Agent Warrants that are exercisable at $0.80 per share until March 6, 2018 but can be exercised on a cashless basis. During the year ended June 30, 2014, 200,000 Placement Agent Warrants were exercised on a cashless basis for 123,810 shares of common stock. The Placement Agent Warrants were revalued on the exercise date resulting in $102,800 being reclassified to equity.

The exercise price of the Placement Agent Warrants is subject to adjustment in the event that the Company sells common stock at a price lower than the exercise price, subject to certain exceptions. As a result of the Company issuing common shares at $0.60 per share subsequent to June 30, 2015, the exercise price of all remaining 5,050,000 Placement Agent Warrants has been reduced to $0.786 per share.

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

The Company’s derivative liability is summarized as follows:

	June 30, 2015 $	June 30, 2014 $
	(as restated)	(as restated)

Opening balance	5,111,007	18,100,327

Change in fair value of warrants	(627,433)	(11,529,498)
Change in fair value due to change in warrant terms	(23,658)	(111,179)
Reclassification to equity upon amendment of warrants	(975,278)	–
Warrants issued for services	–	124,020
Reclassification to equity upon exchange of warrants	(728,835)	–
Reclassification to equity upon exercise of warrants	(391,422)	(1,472,663)

Closing balance	2,364,381	5,111,007

Selected Annual Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency at June 30, 2015 is the USD. The following table represents selected financial information for the Company as of June 30, 2015 and June 30, 2014.

Selected Balance Sheet Data

	June 30, 2015 $	June 30, 2014 $
	(as restated)	(as restated)

Cash and cash equivalents	1,754,433	4,759,711
Working capital	1,722,336	4,704,044
Total assets	2,575,421	5,003,910
Derivative liability	2,364,381	5,111,007
Total stockholders’ accumulated deficit	(821,490)	(901,161)

Selected Statement of Operations Data

For the years ended:

	June 30,	June 30,
	2015	2014
	$	$
	(as restated)	(as restated)

Research and development	2,555,754	2,119,217
General and administrative	2,168,899	3,134,409
Change in fair value of derivative liability	(627,433)	(11,529,498)
Change in fair value of derivative liability due to change in warrant terms	(23,658)	(111,179)
Loss on exchange of warrants	249,062	–
Foreign exchange loss	23,415	22,581
Interest expense	2,091	8,140
Interest income	(363)	(2,078)
Net and comprehensive loss (income)	4,347,767	(6,358,408)
Basic weighted average number of shares outstanding	38,067,516	31,969,595
Basic loss (income) per share	0.11	(0.20)
Diluted weighted average number of shares outstanding	38,067,516	39,090,331
Diluted loss (income) per share	0.11	0.00

Expenses net of share-based compensation expense

The following table discloses research and development, and general and administrative expenses net of share-based payment expenses.

For the years ended:

	June 30, 2015 $	June 30, 2014 $

Research and development	2,555,754	2,119,217
Share-based compensation expense included in research and development	(36,284)	(404,177)
Research and development net of share-based compensation	2,519,470	1,715,040

General and administrative	2,168,899	3,134,409
Share-based compensation expense included in general and administrative	(331,803)	(1,239,787)
General and administrative net of share-based compensation	1,837,096	1,894,622

Results of Operations

Comparison of the years ended June 30, 2015 and June 30, 2014

	Years Ended
	(as restated)
	June 30, 2015 $	June 30, 2014 $	Change $	Change %

Research and development	2,555,754	2,119,217	436,537	21
General and administrative	2,168,899	3,134,409	(965,510)	(31)
Change in fair value of derivative liability	(627,433)	(11,529,498)	10,902,065	(95)
Change in fair value of derivative liability due to change in warrant terms	(23,658)	(111,179)	87,521	(79)
Loss on exchange of warrants	249,062	–	249,062	–
Foreign exchange loss	23,415	22,581	834	4
Interest expense	2,091	8,140	(6,049)	(74)
Interest income	(363)	(2,078)	1,715	(83)
Net and comprehensive loss (income)	4,347,767	(6,358,408)	10,706,175

Research and Development

Research and development expenses increased to $2,555,754 for the year ended June 30, 2015 from $2,119,217 for the year ended June 30, 2014. The increase was largely attributable to an increase in clinical development and intellectual property costs partially offset by a decrease in share-based compensation expense. Share-based compensation expense included in research and development for the year ended June 30, 2015 totaled $36,284 compared to $404,177 for the year ended June 30, 2014. In relation to research and development expenses during the year ended June 30, 2015 the Company incurred share-based compensation expense relating to stock option expense only. During the year ended June 30, 2014 the Company incurred expenses for stock options and the issuance of shares for services. The decrease in stock option expense in the current year was largely due to a decrease in the Company’s share price between 2015 and 2014.

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

The Company recognized a gain of $627,433 during the year ended June 30, 2015 and a gain of $11,529,498 during the year ended June 30, 2014 from the revaluation of the derivative liability. In addition, as result of amending the Investor Warrants and Dividend Warrants during the periods ended June 30, 2015 and June 30, 2014, the Company also recognized gains of $23,658 and $111,179, respectively. All warrants that have been exercised or amended were revalued at their respective exercise or amendment dates and then the reclassification to equity was recorded. Also, during the year ended June 30, 2015, the Company exchanged certain Investor Warrants for shares of common stock resulting in the recognition of a loss of $249,062 on the exchange.

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

Operating Activities

Net cash used in operating activities decreased to $3,853,069 for the year ended June 30, 2015 from $4,004,031 for the year ended June 30, 2014. During the year ended June 30, 2015 the Company reported a loss of $4,347,767 compared to an income of $6,358,408 for the year ended June 30, 2014. However, included in the net income in 2014 was a gain of $11,529,498 attributable to changes in the fair value of the derivative liability. During the year ended June 30, 2015, the Company recognized a gain of $627,433 from changes in the fair value of the derivative liability. Excluding the impact of changes in the fair value of the derivative liability, non-cash items relating to accrued interest, gains from amending the terms of certain warrants, losses from the exchange of warrants, and stock-based compensation totaled $595,582 for the year ended June 30, 2015. Non-cash items relating to accrued interest, gains from amending the terms of certain warrants, warrants issued for services, and share-based compensation totaled $1,540,925 for the year ended June 30, 2014. The most significant change in non-cash working capital for the year ended June 30, 2015 was due to an increase in accounts payable and accrued liabilities of $517,359. In the year ended June 30, 2014 the most significant items were due to reductions in related party payables and accounts payable and accrued liabilities of $181,502 and $186,321, respectively.

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

For the year ended June 30, 2015, the Company reported a loss of $4,347,767, negative cash flow from operations of $3,853,069 (2014 - $4,004,031) and an accumulated deficit of $18,613,294 at that date. As at June 30, 2015, the Company has cash and cash equivalents on hand of $1,754,433 and a working capital balance of $1,722,336. The Company has not begun to generate revenues from its product candidate and the Company does not have the prospect of achieving revenues in the near future. The Company will require additional funding to maintain its research and development projects and for general operations. These circumstances indicate the existence of a material uncertainty that casts substantial doubt as to the ability of the Company to meet its obligations as they come due.

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

June 30, 2015 (as restated)

(in US dollars unless otherwise noted)

Independent Auditor’s Report

To the Shareholders of DelMar Pharmaceuticals, Inc.

We have audited the accompanying consolidated financial statements (restated) of DelMar Pharmaceuticals, Inc. and its subsidiaries, which comprise the consolidated balance sheets (restated) as at June 30, 2015 and June 30, 2014 and the consolidated statements of operations and comprehensive loss (restated), changes in stockholders’ equity (deficiency) (restated) and consolidated cash flows (restated) for the years then ended, and the related notes (restated), which comprise a summary of significant accounting policies and other explanatory information.

Management’s responsibility for the consolidated financial statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements (restated) in accordance with accounting principles generally accepted in the United States of America and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s responsibility

Our responsibility is to express an opinion on these consolidated financial statements (restated) based on our audits. We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements (restated) are free from material misstatement. Canadian generally accepted auditing standards also require that we comply with ethical requirements.

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

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion on the consolidated financial statements (restated).

Opinion

In our opinion, the consolidated financial statements (restated) present fairly, in all material respects, the financial position of DelMar Pharmaceuticals, Inc. and its subsidiaries as at June 30, 2015 and June 30, 2014 and the result of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of matter

As discussed in Note 2 of the consolidated financial statements (restated), the 2014 consolidated financial statements have been restated to correct errors.

The accompanying consolidated financial statements (restated) have been prepared assuming that DelMar Pharmaceuticals, Inc. will continue as a going concern. As discussed in note 1 to the consolidated financial statements (restated), there is substantial doubt about DelMar Pharmaceuticals, Inc.’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 1. The consolidated financial statements (restated) do not include any adjustments that might result from the outcome of this uncertainty.

signed “PricewaterhouseCoopers LLP”

Chartered Professional Accountants

September 3, 2015, except for the disclosure and effects of the matters described in Note 2, as to which the date is November 16, 2015.

PricewaterhouseCoopers LLP

PricewaterhouseCoopers Place, 250 Howe Street, Suite 700, Vancouver, British Columbia, Canada V6C 3S7

T: +1 604 806 7000, F: +1 604 806 7806, www.pwc.com/ca

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

DelMar Pharmaceuticals, Inc.

Consolidated Balance Sheet

(in US dollars unless otherwise noted)

	Note	June 30, 2015 $	June 30, 2014 $
		(as restated)	(as restated)
Assets

Current assets
Cash and cash equivalents		1,754,433	4,759,711
Taxes and other receivables	6	25,831	9,572
Prepaid expenses		245,038	234,627
Deferred costs	13	550,119	-
		2,575,421	5,003,910

Liabilities

Current liabilities
Accounts payable and accrued liabilities		762,265	244,906
Related party payables	9	90,820	54,960
		853,085	299,866

Loan payable to Valent	5	-	276,439

Stock option liability	8	179,445	217,759

Derivative liability	7	2,364,381	5,111,007
		3,396,911	5,905,071

Stockholders’ accumulated deficit

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at June 30, 2015 (June 30, 2014 – none)	5	278,530	-
1 special voting share at June 30, 2015 (June 30, 2014 – 1)		-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value
39,455,931 issued at June 30, 2015 (June 30, 2014 – 35,992,343)	8	39,456	35,992

Additional paid-in capital	8	17,363,208	13,149,478

Warrants	8	89,432	151,451

Accumulated deficit		(18,613,294)	(14,259,260)

Accumulated other comprehensive income		21,178	21,178
		(821,490)	(901,161)
		2,575,421	5,003,910

Going concern, nature of operations, and corporate history (note 1)

Restatement of previously issued financial statements (notes 2 and 14)

Commitments and contingencies (note 11)

Subsequent events (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Statement of Operations and Comprehensive Loss

(in US dollars unless otherwise noted)

	Note	Year ended June 30, 2015 $	Year ended June 30, 2014 $
		(as restated)	(as restated)
Expenses
Research and development		2,555,754	2,119,217
General and administrative		2,168,899	3,134,409

		4,724,653	5,253,626

Other loss (income)
Change in fair value of derivative liability	7	(627,433)	(11,529,498)
Change in fair value of derivative liability due to change in warrant terms	7	(23,658)	(111,179)
Loss on exchange of warrants	7	249,062	-
Foreign exchange loss		23,415	22,581
Interest expense	5	2,091	8,140
Interest income		(363)	(2,078)

		(376,886)	(11,612,034)

Net and comprehensive loss (income) for the year		4,347,767	(6,358,408)

Basic loss (income) per share		0.11	(0.20)
Diluted loss (income) per share		0.11	0.00

Basic weighted average number of shares		38,067,516	31,969,595
Diluted weighted average number of shares		38,067,516	39,090,331

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders' Accumulated Deficit (as restated)

(in US dollars unless otherwise noted)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Warrants $	Accumulated deficit $	Stockholders' equity (deficiency) $
			(as restated)			(as restated)	(as restated)	(as restated)

Balance – June 30, 2013
as previously reported	31,150,009	31,150	7,585,810	21,178	-	6,441,700	(21,792,762)	(7,712,924)
Restatement adjustments	-	-	-	-	-	(6,288,594)	1,175,094	(5,113,500)

Balance – June 30, 2013 - as restated	31,150,009	31,150	7,585,810	21,178	-	153,106	(20,617,668)	(12,826,424)

Exercise of placement agent warrants (note 8)	123,810	124	102,676	-	-	-	-	102,800
Exercise of CA$0.50 unit warrants (note 8)	241,000	241	259,074	-	-	-	-	259,315
Exercise of Investor Warrants net of cash issue costs (note 8)	3,929,524	3,929	2,473,161	-	-	-	-	2,477,090
Reclassification of derivative liability to equity upon exercise of Investor Warrants (note 7)	-	-	1,110,548	-	-	-	-	1,110,548
Exercise of CA$0,50 broker warrants (note 8)	8,000	8	4,751	-	-	(1,099)	-	3,660
Expiry of broker warrants (note 8)	-	-	556	-	-	(556)	-	-
Shares issued for services (note 8)	540,000	540	632,960	-	-	-	-	633,500
Stock-based compensation (note 8)	-	-	979,942	-	-	-	-	979,942
Income for the period	-	-	-	-	-	-	6,358,408	6,358,408

Balance - June 30, 2014	35,992,343	35,992	13,149,478	21,178	-	151,451	(14,259,260)	(901,161)

Exercise of Investor Warrants net of cash issue costs (note 8)	1,986,074	1,986	1,264,191	-	-	-	-	1,266,177
Reclassification of derivative liability to equity upon exercise of Investor Warrants (note 7)	-	-	391,422	-	-	-	-	391,422
Shares issued upon the exchange of warrants (note 7)	945,514	946	976,951	-	-	-	-	977,897
Reclassification of derivative liability to equity upon amendment of warrant terms (note 7)	-	-	975,278	-	-	-	-	975,278
Reclassification of stock option liability (note 8)	-	-	38,038	-	-	-	-	38,038
Exercise of CA $0.50 broker warrants (note 8)	345,000	345	187,034	-	-	(49,379)	-	138,000
Expiration of broker warrants (note 8)	-	-	12,640	-	-	(12,640)	-	-
Issuance of Series A preferred stock (note 5)	-	-	-	-	278,530	-	-	278,530
Shares issued for services (note 8)	187,000	187	181,000	-	-	-	-	181,187
Stock-based compensation (note 8)	-	-	187,176	-	-	-	-	187,176
Series A preferred stock dividend (note 5)	-	-	-	-	-	-	(6,267)	(6,267)
Loss for the period	-	-	-	-	-	-	(4,347,767)	(4,347,767)

Balance - June 30, 2015	39,455,931	39,456	17,363,208	21,178	278,530	89,432	(18,613,294)	(821,490)

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Statement of Cash Flows

(in US dollars unless otherwise noted)

	Year ended June 30, 2015 $	Year ended June 30, 2014 $
	(as restated)	(as restated)
Cash flows from operating activities
(Loss) income for the period	(4,347,767)	6,358,408
Items not affecting cash
Accrued interest	2,091	8,140
Change in fair value of derivative liability	(627,433)	(11,529,498)
Change in fair value of derivative liability due change in warrant terms	(23,658)	(111,179)
Loss on exchange of warrants	249,062	-
Warrants issued for services	-	124,020
Stock-based compensation	368,087	1,519,944

	(4,379,618)	(3,630,165)
Changes in non-cash working capital
Taxes and other receivables	(16,259)	7,322
Prepaid expenses	(10,411)	(13,365)
Accounts payable and accrued liabilities	517,359	(186,321)
Related party payables	35,860	(181,502)

	526,549	(373,866)
	(3,853,069)	(4,004,031)

Cash flows from financing activities
Net proceeds from the exercise of warrants	1,404,177	2,480,750
Deferred costs	(550,119)	-
Series A preferred stock dividend	(6,267)	-

	847,791	2,480,750

Decrease in cash and cash equivalents	(3,005,278)	(1,523,281)

Cash and cash equivalents - beginning of year	4,759,711	6,282,992

Cash and cash equivalents - end of year	1,754,433	4,759,711

Supplementary information

Issuance of preferred shares for the settlement of the loan payable with Valent (note 5)	278,530	-
Reclassification of derivative liability to equity upon the exercise of Investor Warrants (note 7)	391,422	1,110,548
Reclassification of derivative liability to equity upon the exchange of Investor Warrants (note 7)	728,835	-
Reclassification of derivative liability to equity upon the amendment of Dividend Warrants (note 7)	975,278	-
Reclassification of stock option liability to equity upon the forfeiture of stock options (note 7)	38,038	-
Exercise of CA$0.50 warrants for no additional consideration (note 7)	-	259,315

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

1	Going concern, nature of operations, and corporate history

Going concern

These financial statements have been prepared on a going concern basis which assumes that DelMar Pharmaceuticals, Inc. (“the Company”) will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the year ended June 30, 2015, the Company reported a loss of $4,347,767, negative cash flow from operations of $3,853,069 (2014 - $4,004,031) and an accumulated deficit of $18,613,294 at that date. As at June 30, 2015, the Company has cash and cash equivalents on hand of $1,754,433 and a working capital balance of $1,722,336. The Company has not begun to generate revenues from its product candidate and the Company does not have the prospect of achieving revenues in the near future. The Company will require additional funding to maintain its research and development projects and for general operations. These circumstances indicate the existence of a material uncertainty that casts substantial doubt as to the ability of the Company to meet its obligations as they come due.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. Subsequent to June 30, 2015 the Company received net proceeds of approximately $1.9 million from a registered-direct offering of common stock and common stock purchase warrants (note 13). Management plans to secure the necessary additional financing through the issue of new equity and/or the entering into of strategic partnership arrangements. Nevertheless, there is no assurance that these initiatives will be successful.

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

References to the Company refer to the Company and its wholly-owned subsidiaries, DelMar (BC), Callco and Exchangeco.

2	Restatement of previously issued financial statements

We are restating herein our previously issued consolidated financial statements and the related disclosures for the years ended June 30, 2015 and June 30, 2014 (the "Restated Periods").

The restatement is the result of our corrections for the effect of financial statement errors attributable to the incorrect accounting for certain warrants issued for placement agent services issued on March 6, 2013 (the “Placement Agent Warrants”) (note 7). The Placement Agent Warrants were improperly accounted for as equity instruments at the time they were issued. During the preparation of our first quarter of fiscal 2016, we discovered that the Placement Agent Warrants represented a derivative liability and should not have been recognized as equity because the exercise price of the Placement Agent Warrants is subject to adjustment in certain circumstances. The public offering financing that was completed in August 2015 resulted in the exercise price of the Placement Agent Warrants being reduced from $0.80 to $0.786. Accordingly, we have classified the Placement Agent Warrants as a derivative liability on the Consolidated Balance Sheets at June 30, 2015 and June 30, 2014 as well as recognized the gain/loss from the revaluation of the derivative liability in the Consolidated Statement of Operations and Comprehensive Loss of the years ended June 30, 2015 and June 30, 2014. We have also reflected the cumulative impact of the fair value adjustments from March 6, 2013 to June 30, 2014 in the accumulated deficit. In addition, we have provided quarterly financial information to reflect the impacts of the restatement adjustments for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, September 30, 2014, December 31, 2014, and March 31, 2015 (note 14).

The errors did not impact cash used in operations or cash flows from financing in our Consolidated Statement of Cash Flows nor did it impact our working capital.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

The aggregate impacts of correcting the errors relating to the Placement Agent Warrants as of and for the years ended June 30, 2015 and June 30, 2014 were as follows:

Restatement Adjustments to Previously Reported Balance Sheet - Increase/(Decrease)

	June 30, 2015 $	June 30, 2014 $

Derivative liability	1,333,377	1,781,640

Additional paid-in capital	(136,800)	(136,800)

Warrants	(6,048,994)	(6,048,994)

Accumulated deficit	4,852,417	4,404,154

Restatement Adjustments to Previously Reported Statement of Operations and Comprehensive Loss - Increase/(Decrease)

	June 30, 2015 $	June 30, 2014 $

Change in fair value of derivative liability	448,263	3,229,060

We assessed the impact of these errors on our previously issued annual financial statements and concluded that the combined impact of these errors was material to the financial statements. Consequently, we have restated the prior period financial statements identified above. All amounts in our consolidated financial statements affected by the restatement adjustments reflect such amounts as restated.

The net effect of the restatement adjustments related to the years prior to fiscal 2014 are reflected as an adjustment to the beginning balances for fiscal 2014. The cumulative impact of the adjustments decreased the accumulated deficit by $1,175,094, decreased warrants by $6,288,594, and increased the derivative liability by $5,113,500 as of the beginning of fiscal 2014.

Comparison of restated financial statements to financial statements as previously reported

The following tables compare our previously reported Consolidated Balance Sheets as of June 30, 2015 and June 30, 2014 and the previously reported Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended June 30, 2015 and June 30, 2014 to the corresponding restated financial statements for those years as restated.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

Consolidated Balance Sheets

	June 30, 2015
	As previously reported $	Restatement adjustments $	As restated $

Assets

Current assets
Cash and cash equivalents	1,754,433	-	1,754,433
Taxes and other receivables	25,831	-	25,831
Prepaid expenses	245,038	-	245,038
Deferred costs	550,119	-	550,119

	2,575,421	-	2,575,421

Liabilities

Current liabilities
Accounts payable and accrued liabilities	762,265	-	762,265
Related party payables	90,820	-	90,820

	853,085	-	853,085

Loan payable to Valent	-	-	-

Stock option liability	179,445	-	179,445

Derivative liability	1,031,004	1,333,377	2,364,381

	2,063,534	1,333,377	3,396,911

Stockholders’ Equity (Deficiency)

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
278,530 Series A issued at June 30, 2015	278,530	-	278,530
1 special voting share issued at June 30, 2015	-	-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value
39,455,931 issued at June 30, 2015	39,456	-	39,456

Additional paid-in capital	17,500,008	(136,800)	17,363,208

Warrants	6,138,426	(6,048,994)	89,432

Accumulated deficit	(23,465,711)	4,852,417	(18,613,294)

Accumulated other comprehensive income	21,178	-	21,178

	511,887	(1,333,377)	(821,490)

	2,575,421	-	2,575,421

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	June 30, 2014
	As previously reported $	Restatement adjustments $	As restated $

Assets

Current assets
Cash and cash equivalents	4,759,711	-	4,759,711
Taxes and other receivables	9,572	-	9,572
Prepaid expenses	234,627	-	234,627

	5,003,910	-	5,003,910

Liabilities

Current liabilities
Accounts payable and accrued liabilities	244,906	-	244,906
Related party payables	54,960	-	54,960

	299,866	-	299,866

Loan payable to Valent	276,439	-	276,439

Stock option liability	217,759	-	217,759

Derivative liability	3,329,367	1,781,640	5,111,007

	4,123,431	1,780,640	5,905,071

Stockholders’ Equity (Deficiency)

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
1 special voting share outstanding issued at June 30, 2014	-	-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value
35,992,343 issued at June 30, 2014	35,992	-	35,992

Additional paid-in capital	13,286,278	(136,800)	13,149,478

Warrants	6,200,445	(6,048,994)	151,451

Accumulated deficit	(18,663,414)	4,404,154	(14,259,260)

Accumulated other comprehensive income	21,178	-	21,178

	880,479	(1,781,640)	(901,161)

	5,003,910	-	5,003,910

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

Consolidated Statements of Operations and Comprehensive Loss

	June 30, 2015
	As previously reported $	Restatement adjustment $	As restated $

Expenses
Research and development	2,555,754	-	2,555,754
General and administrative	2,168,899	-	2,168,899

	4,724,653	-	4,724,653

Other (income) loss
Change in fair value of derivative liability	(179,170)	(448,263)	(627,433)
Change in fair value of derivative liability due to change in warrant terms	(23,658)	-	(23,658)
Loss on exchange of warrants	249,062	-	249,062
Foreign exchange (gain) loss	23,415	-	23,415
Interest expense	2,091	-	2,091
Interest income	(363)	-	(363)

	71,377	(448,263)	(376,886)

Loss for the period	4,796,030	(448,263)	4,347,767

Basic and diluted loss per share	0.13	(0.02)	0.11

Basic weighted average number of shares	38,067,516	-	38,067,516

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	June 30, 2014
	As previously reported $	Restatement adjustment $	As restated $

Expenses
Research and development	2,119,217	-	2,119,217
General and administrative	3,134,409	-	3,134,409

	5,253,626	-	5,253,626

Other (income) loss
Change in fair value of derivative liability	(8,300,438)	(3,229,060)	(11,529,498)
Change in fair value of derivative liability due to change in warrant terms	(111,179)	-	(111,179)

Foreign exchange (gain) loss	22,581	-	22,581
Interest expense	8,140	-	8,140
Interest income	(2,078)	-	(2,078)

	(8,382,974)	(3,229,060)	(11,612,034)

Income for the period	(3,129,348)	(3,229,060)	(6,358,408)

Basic income per share	(0.10)	(0.10)	(0.20)
Diluted income per share	0.00	0.00	0.00

Basic weighted average number of shares	31,969,595	-	31,969,595
Diluted weighted average number of shares	39,090,331	-	39,090,331

3	Change in fiscal year end

On July 21, 2014, the Board of Directors of the Company approved a change in the Company’s fiscal year end from December 31 to June 30. As a result of this change, the Company has prepared consolidated financial statements for the years ended June 30, 2015 and 2014. References to any of the Company’s 2013 or earlier fiscal years mean the fiscal year ending December 31 of that calendar year.

4	Significant accounting policies

Basis of presentation

The financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and are presented in United States dollars. The Company’s functional currency is the United States dollar (note 1).

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

Foreign currency translation

The functional currency of the Company at June 30, 2015 is the United States dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign-currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the consolidated statement of operations and comprehensive loss. Non-monetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in the consolidated statements of operations and comprehensive loss for the period.

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

Derivative liability

The Company accounts for warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies these warrants on its balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance. The Company has used a simulated probability valuation model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates (specifically probabilities) used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility of similar life sciences companies. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

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

The Company has the following liabilities under the fair value hierarchy:

	June 30, 2015
	(as restated)
Liability	Level 1	Level 2	Level 3
Derivative liability	-	2,364,381	-

	June 30, 2014
	(as restated)
Liability	Level 1	Level 2	Level 3
Derivative liability	-	5,111,007	-

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

5	Valent Technologies LLC agreements

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

Pursuant to the Assignment Agreement with Valent, the Company agreed to issue warrants to Valent under certain circumstances. The financing completed by the Company that closed in February 2012 constituted a Financing Transaction under the terms of the Assignment Agreement and resulted in the Company issuing 500,000 warrants to Valent on February 1, 2012 at an exercise price of CA$0.50 per warrant (note 8). In exchange for the warrants Valent has assigned all of its right, title and interest in and to the patents for VAL-083 to the Company. The fair value of the contingent warrants of $89,432 has been recognized as an expense and a corresponding increase to additional paid-in capital in prior periods.

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

One of the Company’s officers and directors is a principal of Valent and as result Valent is a related party to the Company (note 9).

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

6	Taxes and other receivables

	June 30, 2015 $	June 30, 2014 $

Government grants receivable	9,820	562
Other receivables	16,011	9,010

	25,831	9,572

On June 15, 2014, the Company was granted a non-repayable financial contribution from the National Research Council of Canada Industrial Research Assistance Program (“IRAP”). The Company will be reimbursed for certain research and development costs to a maximum of $155,635 (CA$194,398) in the period from June 15, 2014 through June 15, 2017.

The total amount credited in the statement of operations for all IRAP grants for the year ended June 30, 2015 was $62,943 (2014 - $562).

7	Derivative liability

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

All 4,372,863 Investor Warrants outstanding at June 30, 2015 have an exercise price of $0.80 at June 30, 2015. However, subsequent to June 30, 2015, the Company issued shares of common stock at $0.60 per share (note 13). As a result of the Investor Warrants being subject to adjustment in the event that the Company sells common stock at a price lower than the exercise price, subject to certain exceptions, the 4,372,863 Investor Warrants outstanding at June 30, 2015 now have an exercise price of $0.786.

Placement Agent Warrants

Also in connection with the reverse acquisition (note 1), on March 6, 2013 the Company issued 5,250,000 Placement Agent Warrants that are exercisable at $0.80 per share until March 6, 2018 but can be exercised on a cashless basis. During the year ended June 30, 2014, 200,000 Placement Agent Warrants were exercised on a cashless basis for 123,810 shares of common stock. The Placement Agent Warrants were revalued on the exercise date resulting in $102,800 being reclassified to equity.

The exercise price of the Placement Agent Warrants is subject to adjustment in the event that the Company sells common stock at a price lower than the exercise price, subject to certain exceptions. As a result of the Company issuing common shares at $0.60 per share subsequent to June 30, 2015, the exercise price of all remaining 5,050,000 Placement Agent Warrants has been reduced to $0.786 per share (note 13).

The 5,050,000 Placement Agent Warrants outstanding at June 30, 2015 have been re-valued at June 30, 2015 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility – 84.1%, risk free rate – 0.85% and a term of approximately 2.5 years.

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

The Company’s derivative liability is summarized as follows:

	June 30, 2015 $	June 30, 2014 $

	(as restated)	(as restated)

Opening balance	5,111,007	18,100,327

Change in fair value of warrants	(627,433)	(11,529,498)
Change in fair value due to change in warrant terms	(23,658)	(111,179)
Reclassification to equity upon amendment of warrants	(975,278)	-
Warrants issued for services	-	124,020
Reclassification to equity upon exchange of warrants	(728,835)	-
Reclassification to equity upon exercise of warrants	(391,422)	(1,472,663)

Closing balance	2,364,381	5,111,007

8	Stockholders’ equity (deficiency)

Preferred stock

Authorized

5,000,000 preferred shares, $0.001 par value

Issued and outstanding

Special voting shares – at June 30, 2015 and 2014 – 1

Series A shares – at June 30, 2015 – 278,530 (June 30, 2014 – none)

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

Effective September 30, 2014 pursuant to the Company’s Valent Exchange Agreement (note 5), the Company filed the Series A Certificate of Designation with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 278,530 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock will be entitled dividends at the rate of 3% of the Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock.

In connection with the Exchange Agreement (note 1), on the Closing Date, the Company, Callco, Exchangeco and Computershare Trust Company of Canada (the “Trustee”) entered into a voting and exchange trust agreement (the “Trust Agreement”). Pursuant to the Trust Agreement, the Company issued one share of Special Voting Preferred Stock (the “Special Voting Share”) to the Trustee, and the parties created a trust for the Trustee to hold the Special Voting Share for the benefit of the holders of the shares of Exchangeco acquired as part of the Reverse Acquisition (the “Exchangeable Shares”) (other than the Company and any affiliated companies) (the “Beneficiaries”). Pursuant to the Trust Agreement, the Beneficiaries will have voting rights in the Company equivalent to what they would have had they received shares of common stock in the same amount as the Exchangeable Shares held by the Beneficiaries.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

a)	Shares issued for services

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

Of the total stock option expense of $186,900 (2014 - $886,443) for the year ended June 30, 2015, $225,214 (2014 - $979,942) has been recognized as additional paid in capital and $38,314 (2014 – a reduction of $93,498) has been recognized as a reduction to stock option liability. The aggregate intrinsic value of stock options outstanding at June 30, 2015 was $203,528 (2014 - $372,454) and the aggregate intrinsic value of stock options exercisable at June 30, 2015 was also $203,528 (2014 - $336,853). As of June 30, 2015 there was $57,335 in unrecognized compensation expense that will be recognized over the next year. No stock options granted under the Plan have been exercised to June 30 2015. Upon the exercise of stock options new shares will be issued.

A summary of the status of the Company’s unvested stock options as of June 30, 2015 under all plans is presented below:

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

Warrants

	Number of warrants	Amount $
	(as restated)	(as restated)

Balance – June 30, 2013	950,000	153,106
Expiry of broker warrants (i)	(5,000)	(556)
Exercise of broker warrants (ii)	(8,000)	(1,099)

Balance – June 30, 2014	937,000	151,451

Expiry of broker warrants (i)	(92,000)	(12,640)
Exercise of broker warrants (iii)	(345,000)	(49,379)

Balance - June 30, 2015	500,000	89,432

i)	The Company has issued broker warrants as finder’s fees in relation to the issuance of certain securities. All of the warrants were issued on March 1, 2012 and have an exercise price of CA$0.50 per warrant. Of the total, 5,000 expired during the year ended June 30, 2014 and 92,000 expired during the year ended June 30, 2015.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

ii)	During the year ended June 30, 2014, 8,000 broker warrants were exercised for proceeds of $3,660 (CA$4,000).

iii)	The Company has issued 345,000 warrants for investor relations services. The warrants were issued on February 1, 2012 and vested in 12 equal installments over a 12-month period commencing on March 1, 2012. The warrants have an exercise price of CA$0.50 per warrant. The 345,000 warrants were exercised during the year ended June 30, 2015 for cash proceeds of $138,000 (CA$ 172,500).

Certain of the Company’s warrants have been recognized as a derivative liability (note 7).

The following table summarizes all of the Company’s outstanding warrants as of June 30, 2015:

Description	Number

Issued for patents (i)	500,000
Investor Warrants (ii)	4,372,863
Dividend Warrants (iii)	3,250,007
Placement Agent (iv)	5,050,000
Issued for services (v)	300,000

Closing balance - June 30, 2015	13,472,870

i)	The Company issued 500,000 warrants to Valent (note 5). The warrants have an exercise price of CA$0.50 per warrant and expire February 1, 2017.

ii)	The Investor Warrants were issued as part of the Company’s $0.80 unit offering. They were issued in tranches on January 25, 2013, January 31, 2013, February 8, 2013, February 21, 2013, February 28, 2013, March 1, 2013, and March 6, 2013 respectively. Of the initial number issued of 13,125,002, 277,313 have been exercised at $0.80, 5,638,285 have been exercised at $0.65, and 2,836,541 have been exchanged on a three for one basis for 945,514 shares of common stock. As a result of the Company issuing common shares at $0.60 per share subsequent to June 30, 2015, the exercise price of all remaining 4,372,863 Investor Warrants has been reduced to $0.786 per Investor Warrant (note 13).

iii)	The Dividend Warrants are exercisable at $1.25 per share until January 24, 2018.

iv)	The Placement Agent Warrants are exercisable at $0.80 per share until March 6, 2018 but can be exercised on a cashless basis. The Placement Agent Warrants were all issued on March 6, 2013. The exercise price of the Placement Agent Warrants is subject to adjustment in the event that the Company sells common stock at a price lower than the exercise price, subject to certain exceptions. As a result of the Company issuing common shares at $0.60 per share subsequent to June 30, 2015, the exercise price of all remaining 5,050,000 Placement Agent Warrants has been reduced to $0.786 per share (note 13).

v)	The warrants are exercisable on a cashless basis at a price of $1.76 per share until September 12, 2018.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

9	Related party transactions

During the year ended June 30, 2015

Effective September 30, 2014, the Company entered into and closed an agreement with Valent to exchange its loan with Valent for 278,530 shares of preferred stock of the Company (note 5).

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

The Company engaged certain placement agents for the sale of a portion of the shares and Offering Warrants. Under the Company’s engagement agreements with these placement agents, the Company agreed to pay up to a 7% cash commission and issue warrants to purchase shares of common stock (the “Agent Warrants”) up to the number of shares of our common stock equal to 5% of the aggregate number of shares sold in the Offering by such placement agent. Pursuant to the placement agent agreements the Company paid a total cash commission of $80,575 and issued 93,908 Agent Warrants. The Agent Warrants are exercisable at a per share price equal to $0.75 during the five-year period commencing six months from the effective date of the Offering, which period shall not extend further than five years from the effective date of the Offering. Therefore, all Agent Warrants expire on July 15, 2020.

In addition to the cash commission of $80,575 the Company also incurred additional issue and closing costs of approximately $565,000 (including costs deferred at June 30, 2015 of $550,119) resulting in net cash proceeds of approximately $1,921,085.

The exercise price of the Investor Warrants (note 7) issued by the Company during the period ended June 30, 2013 is subject to adjustment in the event that the Company sells common stock at a price lower than the exercise price, subject to certain exceptions. As a result of the Offering, the exercise price of the 4,372,863 Investor Warrants currently outstanding, was reduced to $0.786 per share.

Warrants for services

Subsequent to June 30, 2015, the Company issued 60,000 warrants to purchase common stock for services. These warrants vest in tranches of 20,000 warrants each on November 30, 2015, December 31, 2015, and January 31, 2016 and are exercisable commencing January 1, 2016 at $0.75 until they expire on July 15, 2020.

Stock options

Subsequent to June 30, 2015, the Company cancelled 50,000 stock options exercisable at $1.05.

14	Quarterly information (unaudited)

As described in Note 2 to the Consolidated Financial Statements, we have restated our historical consolidated financial statements for the previously issued years ended June 30, 2015 and June 30, 2014 and consolidated financial statements for each of the quarters in the years then ended as well as the quarters ended March 31, 2013 and June 30, 2013.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

The following quarterly financial information reflects the impacts of the restatement adjustments relating to the change in fair value of the derivative liability, net loss, loss per share, derivative liability, warrants, additional paid in capital, and deficit for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, September 30, 2014, December 31, 2014, and March 31, 2015.

	March 31, 2013 (unaudited)
	As previously reported $	Restatement adjustments $	As restated $

Assets

Current assets
Cash and cash equivalents	7,532,835	-	7,532,835
Taxes and other receivables	76,894	-	76,894
Prepaid expenses	83,530	-	83,530

	7,693,259	-	7,693,259

Liabilities

Current liabilities
Accounts payable and accrued liabilities	578,893	-	578,893
Related party payables	296,059	-	296,059

	874,952	-	874,952

Loan payable to Valent	266,307	-	266,307

Stock option liability	183,499	-	183,499

Derivative liability	8,387,626	3,736,320	12,123,946

	9,712,384	3,736,320	13,448,704

Stockholders’ Equity (Deficiency)

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
1 share outstanding as of March 31, 2013	-	-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value
Issued and outstanding
30,635,009 at March 31, 2013	30,635	-	30,635

Additional paid-in capital	6,466,498	-	6,466,498

Warrants	6,441,700	(6,288,594)	153,106

Accumulated deficit	(14,979,136)	2,552,274	(12,426,862)

Accumulated other comprehensive income	21,178	-	21,178

	(2,019,125)	(3,736,320)	(5,755,445)

	7,693,259	-	7,693,259

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	March 31, 2013 (unaudited)
	As previously reported $	Restatement adjustment $	As restated $

Expenses
Research and development	631,947	-	631,947
General and administrative	920,377	-	920,377

	1,552,324	-	1,552,324

Other (income) loss
Change in fair value of derivative liability	2,543,574	(2,552,274)	(8,700)
Issuance of shares to Valent for future royalty reduction	598,000	-	598,000
Derivative issue costs	2,713,220	-	2,713,220
Foreign exchange (gain) loss	(3,754)	-	(3,754)
Interest expense	1,955	-	1,955

	5,852,995	(2,552,274)	3,300,721

Net and comprehensive loss for the period	7,405,319	(2,552,274)	4,853,045

Basic and diluted loss per share	0.30	(0.10)	0.20

Weighted average number of shares	24,316,325	-	24,316,325

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	June 30, 2013 (unaudited)
	As previously reported $	Restatement adjustments $	As restated $

Assets

Current assets
Cash and cash equivalents	6,282,992	-	6,282,992
Taxes and other receivables	16,894	-	16,894
Prepaid expenses	221,262	-	221,262
Deferred costs	-	-	-

	6,521,148	-	6,521,148

Liabilities

Current liabilities
Accounts payable and accrued liabilities	431,227	-	431,227
Related party payables	236,462	-	236,462

	667,689	-	667,689

Loan payable to Valent	268,299	-	268,299

Stock option liability	311,257	-	311,257

Derivative liability	12,986,827	5,113,500	18,100,327

	14,234,072	5,113,500	19,347,572

Stockholders’ Equity (Deficiency)

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
1 share outstanding as of June 30, 2013	-	-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value
Issued and outstanding
31,150,009 at June 30, 2013	31,150	-	31,150

Additional paid-in capital	7,585,810	-	7,585,810

Warrants	6,441,700	(6,288,594)	153,106

Accumulated deficit	(21,792,762)	1,175,094	(20,617,668)

Accumulated other comprehensive income	21,178	-	21,178

	(7,712,924)	(5,113,500)	(12,826,424)

	6,521,148	-	6,521,148

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	June 30, 2013 (unaudited)
	As previously reported $	Restatement adjustment $	As restated $

Expenses
Research and development	584,412	-	584,412
General and administrative	1,654,380	-	1,654,380

	2,238,792	-	2,238,792

Other (income) loss
Change in fair value of derivative liability	4,599,201	1,377,180	5,976,381
Issuance of shares to Valent for future royalty reduction	-	-	-
Derivative issuance costs	-	-	-
Foreign exchange (gain) loss	(25,179)	-	(25,179)
Interest expense	1,992	-	1,992
Interest income	(1,180)	-	(1,180)

	4,574,834	1,377,180	5,952,014

Net and comprehensive loss for the period	6,813,626	1,377,180	8,190,806

Basic and diluted loss per share	0.22	0.04	0.26

Weighted average number of shares	30,974,569	-	30,974,569

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	September 30, 2013 (unaudited)
	As previously reported $	Restatement adjustments $	As restated $

Assets

Current assets
Cash and cash equivalents	5,170,812	-	5,170,812
Taxes and other receivables	11,755	-	11,755
Prepaid expenses	210,469	-	210,469

	5,393,036	-	5,393,036

Liabilities

Current liabilities
Accounts payable and accrued liabilities	210,608	-	210,608
Related party payables	217,151	-	217,151

	427,759	-	427,759

Loan payable to Valent	270,328	-	270,328

Stock option liability	208,776	-	208,776

Derivative liability	4,790,468	2,081,055	6,871,523

	5,697,331	2,081,055	7,778,386

Stockholders’ Equity (Deficiency)

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
1 share outstanding as of September 30, 2013	-	-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value
Issued and outstanding
31,519,819 at September 30, 2013	31,520	-	31,520

Additional paid-in capital	8,439,437	(136,800)	8,302,637

Warrants	6,202,100	(6,048,994)	153,106

Accumulated deficit	(14,998,530)	4,104,739	(10,893,791)

Accumulated other comprehensive income	21,178	-	21,178

	(304,295)	(2,081,055)	(2,385,350)

	5,393,036	-	5,393,036

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	September 30, 2013 (unaudited)
	As previously reported $	Restatement adjustment $	As restated $

Expenses
Research and development	560,235	-	560,235
General and administrative	741,368	-	741,368

	1,301,603	-	1,301,603

Other (income) loss
Change in fair value of derivative liability	(8,094,339)	(2,929,646)	(11,023,985)
Issuance of shares to Valent for future royalty reduction	-	-	-
Derivative issuance costs	-	-	-
Foreign exchange (gain) loss	(2,834)	-	(2,834)
Interest expense	2,029	-	2,029
Interest income	(691)	-	(691)

	(8,095,835)	(2,929,646)	(11,025,481)

Net and comprehensive income for the period	(6,794,232)	(2,929,646)	(9,723,878)

Basic income per share	(0.22)	(0.09)	(0.31)
Diluted income per share	(0.02)	-	(0.02)

Basic weighted average number of shares	31,430,566	-	31,430,566
Diluted weighted average number of shares	41,671,789	-	41,671,789

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	December 31, 2013 (unaudited)
	As previously reported $	Restatement adjustments $	As restated $

Assets

Current assets
Cash and cash equivalents	4,136,803	-	4,136,803
Taxes and other receivables	11,062	-	11,062
Prepaid expenses	170,883	-	170,883

	4,318,748	-	4,318,748

Liabilities

Current liabilities
Accounts payable and accrued liabilities	140,457	-	140,457
Related party payables	109,030	-	109,030

	249,487	-	249,487

Loan payable to Valent	272,372	-	272,372

Stock option liability	212,561	-	212,561

Derivative liability	4,402,306	1,855,370	6,257,676

	5,136,726	1,855,370	6,992,096

Stockholders’ Equity (Deficiency)

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
1 share outstanding at December 31, 2013	-	-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value
31,534,819 Issued at December 31, 2013	31,535	-	31,535

Additional paid-in capital	8,791,715	(136,800)	8,654,915

Warrants	6,202,100	(6,048,994)	153,106

Accumulated deficit	(15,864,506)	4,330,424	(11,534,082)

Accumulated other comprehensive income	21,178	-	21,178

	(817,978)	(1,855,370)	(2,673,348)

	4,318,748	-	4,318,748

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	December 31, 2013 (unaudited)
	As previously reported $	Restatement adjustment $	As restated $

Expenses
Research and development	566,060	-	566,060
General and administrative	636,182	-	636,182

	1,202,242	-	1,202,242

Other (income) loss
Change in fair value of derivative liability	(372,487)	(225,685)	(598,172)
Foreign exchange (gain) loss	34,797	-	34,797
Interest expense	2,044	-	2,044
Interest income	(620)	-	(620)

	(336,266)	(225,685)	(561,951)

Net and comprehensive loss for the period	865,976	(225,685)	640,291

Basic and diluted loss per share	0.03	(0.01)	0.02

Weighted average number of shares	31,523,732	-	31,523,732

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	March 31, 2014 (unaudited)
	As previously reported $	Restatement adjustments $	As restated $

Assets

Current assets
Cash and cash equivalents	3,474,150	-	3,474,150
Taxes and other receivables	10,419	-	10,419
Prepaid expenses	269,584	-	269,584

	3,754,153	-	3,754,153

Liabilities

Current liabilities
Accounts payable and accrued liabilities	404,413	-	404,413
Related party payables	35,798	-	35,798

	440,211	-	440,211

Loan payable to Valent	274,387	-	274,387

Stock option liability	241,863	-	241,863

Derivative liability	5,857,991	2,530,555	8,388,546

	6,814,452	2,530,555	9,345,007

Stockholders’ Equity (Deficiency)

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
1 share outstanding at March 31, 2014
	-	-	-
Common stock
Authorized
200,000,000 shares, $0.001 par value
Issued and outstanding
32,082,132 at March 31, 2014	32,082	-	32,082

Additional paid-in capital	9,748,010	(136,800)	9,611,210

Warrants	6,201,544	(6,048,994)	152,550

Accumulated deficit	(19,063,113)	3,655,239	(15,407,874)

Accumulated other comprehensive income	21,178	-	21,178

	(3,060,299)	(2,530,555)	(5,590,854)

	3,754,153	-	3,754,153

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	March 31, 2014 (unaudited)
	As previously reported $	Restatement adjustment $	As restated $

Expenses
Research and development	618,869	-	618,869
General and administrative	966,923	-	966,923

	1,585,792	-	1,585,792

Other (income) loss
Change in fair value of derivative liability	1,599,349	675,185	2,274,534
Issuance of shares to Valent for future royalty reduction	-	-	-
Derivative issuance costs	-	-	-
Foreign exchange (gain) loss	11,947	-	11,947
Interest expense	2,015	-	2,015
Interest income	(496)	-	(496)

	1,612,815	675,185	2,288,000

Net and comprehensive loss for the period	3,198,607	675,185	3,873,792

Basic and diluted loss per share	0.10	0.02	0.12

Weighted average number of shares	31,659,791	-	31,659,791

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	September 30, 2014 (unaudited)
	As previously reported $	Restatement adjustments $	As restated $

Assets

Current assets
Cash and cash equivalents	4,315,746	-	4,315,746
Taxes and other receivables	19,340	-	19,340
Prepaid expenses	162,246	-	162,246

	4,497,332	-	4,497,332

Liabilities

Current liabilities
Accounts payable and accrued liabilities	293,989	-	293,989
Related party payables	41,674	-	41,674

	335,663	-	335,663

Loan payable to Valent	-	-	-

Stock option liability	182,065	-	182,065

Derivative liability	3,458,662	1,976,015	5,434,677

	3,976,390	1,976,015	5,952,405

Stockholders’ Equity (Deficiency)

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at September 30, 2014	278,530	-	278,530
1 special voting share at September 30, 2014
	-	-	-
Common stock
Authorized
200,000,000 shares, $0.001 par value
Issued and outstanding
36,842,070 at September 30, 2014	36,842	-	36,842

Additional paid-in capital	13,982,362	(136,800)	13,845,562

Warrants	6,187,805	(6,048,994)	138,811

Accumulated deficit	(19,985,775)	4,209,779	(15,775,996)

Accumulated other comprehensive income	21,178	-	21,178

	520,942	(1,976,015)	(1,455,073)

	4,497,332	-	4,497,332

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	September 30, 2014 (unaudited)
	As previously reported $	Restatement adjustment $	As restated $

Expenses
Research and development	671,627	-	671,627
General and administrative	445,000	-	445,000

	1,116,627	-	1,116,627

Other (income) loss
Change in fair value of derivative liability	368,594	194,375	562,969
Change in fair value of derivative liability due to change in warrant terms	(167,190)	-	(167,190)
Foreign exchange (gain) loss	2,391	-	2,391
Interest expense	2,091	-	2,091
Interest income	(152)	-	(152)

	205,734	194,375	400,109

Net and comprehensive loss for the period	1,322,361	194,375	1,516,736

Basic and diluted loss per share	0.04	-	0.04

Weighted average number of shares	36,451,014	-	36,451,014

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	December 31, 2014 (unaudited)
	As previously reported $	Restatement adjustments $	As restated $

Assets

Current assets
Cash and cash equivalents	3,958,439	-	3,958,439
Taxes and other receivables	14,082	-	14,082
Prepaid expenses	155,857	-	155,857

	4,128,378	-	4,128,378

Liabilities

Current liabilities
Accounts payable and accrued liabilities	256,527	-	256,527
Related party payables	37,659	-	37,659

	294,186	-	294,186

Loan payable to Valent	-	-	-

Stock option liability	180,350	-	180,350

Derivative liability	1,567,291	1,518,889	3,086,180

	2,041,827	1,518,889	3,560,716

Stockholders’ Equity (Deficiency)

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at December 31, 2014	278,530	-	278,530
1 special voting share at December 31, 2014	-	-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value
Issued and outstanding
38,580,306 at December 31, 2014	38,580		38,580

Additional paid-in capital	16,625,081	(136,800)	16,488,281

Warrants	6,187,805	(6,048,994)	138,811

Accumulated deficit	(21,064,623)	4,666,905	(16,397,718)

Accumulated other comprehensive income	21,178	-	21,178

	2,086,551	(1,518,889)	567,662

	4,128,378	-	4,128,378

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	December 31, 2014 (unaudited)
	As previously reported $	Restatement adjustment $	As restated $

Expenses
Research and development	612,169	-	612,169
General and administrative	656,229	-	656,229

	1,268,398	-	1,268,398

Other (income) loss
Change in fair value of derivative liability	(435,200)	(457,126)	(892,326)
Change in fair value of derivative liability due to change in warrant terms	143,532	-	143,532
Loss on exchange of warrants	92,843	-	92,843
Foreign exchange (gain) loss	7,295	-	7,295
Interest expense	-	-	-
Interest income	(109)	-	(109)

	(191,639)	(457,126)	(648,765)

Net and comprehensive loss for the period	1,076,759	(457,126)	619,633

Basic and diluted loss per share	0.03	(0.01)	0.02

Basic weighted average number of shares	37,798,183	-	37,798,183

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	March 31, 2015 (unaudited)
	As previously reported $	Restatement adjustments $	As restated $

Assets

Current assets
Cash and cash equivalents	3,006,598	-	3,006,598
Taxes and other receivables	49,044	-	49,044
Prepaid expenses	357,639	-	357,639

	3,413,281	-	3,413,281

Liabilities

Current liabilities
Accounts payable and accrued liabilities	486,175	-	486,175
Related party payables	43,503	-	43,503

	529,678	-	529,678

Loan payable to Valent	-	-	-

Stock option liability	179,445	-	179,445

Derivative liability	1,487,137	1,956,471	3,443,608

	2,196,260	1,956,471	4,152,731

Stockholders’ Equity (Deficiency)

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at March 31, 2015	278,530	-	278,530
1 special voting share at March 31, 2015	-	-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value
Issued and outstanding
39,455,931 at March 31, 2015	39,456	-	39,456

Additional paid-in capital	17,455,279	(136,800)	17,318,479

Warrants	6,138,426	(6,048,994)	89,432

Accumulated deficit	(22,715,848)	4,229,323	(18,486,525)

Accumulated other comprehensive income	21,178	-	21,178

	1,217,021	(1,956,471)	(739,450)

	3,413,281	-	3,413,281

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(in US dollars unless otherwise noted)

	March 31, 2015 (unaudited)
	As previously reported $	Restatement adjustment $	As restated $

Expenses
Research and development	641,839	-	641,839
General and administrative	500,753	-	500,753

	1,142,592	-	1,142,592

Other (income) loss
Change in fair value of derivative liability	343,569	437,583	781,152
Change in fair value of derivative liability due to change in warrant terms	-	-	-
Loss on exchange of warrants	156,219	-	156,219
Foreign exchange (gain) loss	6,826	-	6,826
Interest expense	-	-	-
Interest income	(70)	-	(70)

	506,544	437,583	944,127

Net and comprehensive loss for the period	1,649,136	437,583	2,086,719

Basic and diluted loss per share	0.04	0.01	0.05

Weighted average number of shares	38,976,827	-	38,976,827

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. At the time that our Annual Report on Form 10-K for the year ended June 30, 2015 was filed on September 3, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2015, because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, management, based upon the substantial work performed during the restatement process, has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management's Report on Internal Control over Financial Reporting (restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2015 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that we did not maintain effective internal control because a material weakness related to the accounting, presentation, and disclosure of non-routine financial instrument transactions existed as of that date. This material weakness resulted in the misstatement of our derivative liability, additional paid-in capital, warrants and accumulated deficit and the restatement of the Company’s consolidated financial statements for the fiscal years 2014 and 2015 and each of the quarters ended September 30, 2013 and 2014, December 31, 2013 and 2014 and March 31, 2014 and 2015. Additionally, this material weakness could result in a misstatement of aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended June 30, 2015, our management, including our Chief Executive Officer and Chief Financial Officer concluded that we maintained effective internal control over financial reporting as of June 30, 2015. Management has subsequently concluded that the material weakness described above existed as of June 30, 2015. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2015, based on the criteria in Internal Control- Integrated Framework (2013) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Remediation Plan for the Material Weakness

Management has been actively engaged in developing remediation plans to address the above material weakness. The remediation efforts in process or expected to be implemented include the following:

•	Engaging an industry expert to assist with the identification and assessment of non-routine, financial instrument related transactions; and

•	Re-designing controls to identify, research, evaluate and review the appropriate accounting related to non-routine complex transactions and technical accounting matters. These include matters in the areas of share purchase warrants, derivative liability and other equity transactions.

We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

John K. Bell, FCPA, FCA, ICD.D has served as a director of the Company since February 11, 2013. John K. Bell is Chairman of Onbelay Capital Inc., a Canadian based private equity company with principal investments in Telematics and auto parts manufacturing (for past 5 years). Prior to that, from 1996 to 2005, Mr. Bell was CEO and owner of Polymer Technologies Inc., an automotive parts manufacturer. Prior to that, from 1977 to 1995, Mr. Bell was founder and owner of Shred-Tech Limited a global manufacturer and supplier of industrial shredders and mobile document shredders. Mr. Bell served as interim CEO and director of ATS Automation Tooling Systems (TSX-ATA) in 2007. Mr. Bell is a director of Strongco Corporation (TSX-SQP), Tweed Marijuana Inc.(TSX-V-TWD), and the Royal Canadian Mint (TSX-MNT). Mr. Bell is the past National secretary and board member of The Crohns and Colitis Foundation of Canada. Mr. Bell is also the past Chairman of Waterloo Regional Police, Cambridge Memorial Hospital, Canada’s Technology Triangle accelerator network and The Region of Waterloo prosperity counsel. Mr. Bell is a graduate of Western University Ivey School of Business, a Fellow of the institute of Chartered Accountants of Ontario, a graduate of the Institute of Directors Program of Canada and the owner’s president program at Harvard and International marketing program at Oxford. Mr. Bell’s financial and executive business experience qualifies him to serve on our Board of Directors.

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

DELMAR PHARMACEUTICALS, INC.

Dated: November 16, 2015	By:	/s/ Jeffrey Bacha
Name: Jeffrey Bacha
Title: Chief Executive Officer (principal executive officer)

Dated: November 16, 2015	By:	/s/ Scott Praill
Name: Scott Praill
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey Bacha	Chief Executive Officer, Director	November 16, 2015
Jeffrey Bacha	(principal executive officer)

/s/ Scott Praill	Chief Financial Officer	November 16, 2015
Scott Praill	(principal financial and accounting officer)

/s/ Dennis Brown	Director	November 16, 2015
Dennis Brown

/s/ William Garner	Director	November 16, 2015
William Garner

/s/ John K. Bell	Director	November 16, 2015
John K. Bell

/s/ Robert J. Toth, Jr.	Director	November 16, 2015
Robert J. Toth

/s/ Lynda Cranston	Director	November 16, 2015
Lynda Cranston

/s/ Erich Mohr	Director	November 16, 2015
Erich Mohr

