Form 10-Q
period 2015-09-30
DelMar Pharmaceuticals, Inc.
filed 2015-11-16
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-54801

DelMar Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0360497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 720-999 West Broadway
Vancouver, British Columbia, Canada	V5Z 1K5
(Address of principal executive offices)	(zip code)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 39,477,557 shares of common stock are issued and outstanding as of November 16, 2015.

2

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Financial Statements

(Unaudited)

For the three months ended September 30, 2015

(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Balance Sheets

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	September 30, 2015 $	June 30, 2015 $
			As Restated
Assets
Current assets
Cash and cash equivalents		2,804,096	1,754,433
Taxes and other receivables		35,732	25,831
Prepaid expenses		191,633	245,038
Deferred costs		-	550,119
		3,031,461	2,575,421

Liabilities
Current liabilities
Accounts payable and accrued liabilities		372,763	762,265
Related party payables	5	38,774	90,820
		411,537	853,085

Stock option liability		179,445	179,445
Derivative liability	6	2,954,986	2,364,381
		3,545,968	3,396,911

Stockholders’ accumulated deficit
Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at September 30, 2015 (June 30, 2015 – 278,530)	4	278,530	278,530
1 special voting share at September 30, 2015 (June 30, 2015 – 1)		-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value
43,733,598 issued at September 30, 2015 (June 30, 2015 – 39,455,931)	7	43,734	39,456
Additional paid-in capital	7	18,601,567	17,363,208
Warrants	7	777,255	89,432
Accumulated deficit		(20,236,771)	(18,613,294)
Accumulated other comprehensive income		21,178	21,178
		(514,507)	(821,490)
		3,031,461	2,575,421

Going concern, nature of operations, and corporate history (note 1)

Restatement of previously issued financial statements (note 2)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Loss and Comprehensive Loss

(Unaudited)

(expressed in US dollars unless otherwise noted)

		Three months ended
		September 30,
	Note	2015 $	2014 $
			(As Restated)
Expenses
Research and development		603,845	671,627
General and administrative		474,025	445,000

		1,077,870	1,116,627

Other loss (income)
Change in fair value of derivative liability	6	539,446	562,969
Change in fair value of derivative liability due to change in warrant terms	6	21,565	(167,190)
Foreign exchange loss (gain)		(17,473)	2,391
Interest expense		-	2,091
Interest income		(20)	(152)

		543,518	400,109

Net and comprehensive loss for the period		1,621,388	1,516,736

Basic loss per share		0.04	0.04

Basic weighted average number of shares		42,481,875	36,451,014

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Cash Flows

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Three months ended September 30,
	2015 $	2014 $
		As Restated
Cash flows from operating activities
Loss for the period	(1,621,388)	(1,516,736)
Items not affecting cash
Accrued interest	-	2,091
Change in fair value of derivative liability	539,446	562,969
Change in fair value of derivative liability due to change in warrant terms	21,565	(167,190)
Warrants issued for services	6,654	-
Share-based compensation	39,906	48,940
	(1,013,817)	(1,069,926)
Changes in non-cash working capital
Taxes and other receivables	(9,901)	(9,768)
Prepaid expenses	63,385	72,381
Accounts payable and accrued liabilities	(389,502)	49,083
Related party payables	(52,046)	(13,286)
	(388,064)	98,410
	(1,401,881)	(971,516)
Cash flows from financing activities
Net proceeds from issuance of shares and warrants	2,453,633	-
Series A preferred stock dividend	(2,089)	-
Net proceeds from the exercise of warrants	-	527,551
	2,451,544	527,551

Increase (decrease) in cash and cash equivalents	1,049,663	(443,965)
Cash and cash equivalents - beginning of period	1,754,433	4,759,711
Cash and cash equivalents - end of period	2,804,096	4,315,746

Supplementary information
Issuance of preferred shares for the settlement of the loan payable to Valent (note 4)	-	278,530
Reclassification of derivative liability upon the exercise of investor warrants (note 6)	-	72,109
Reclassification of stock option liability upon the forfeiture of stock options	-	38,038
Deferred costs recognized as equity issue costs	550,119	-

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2015

(expressed in US dollars unless otherwise noted)

1	Going concern, nature of operations, and corporate history

Going concern

These financial statements have been prepared on a going concern basis which assumes that DelMar Pharmaceuticals, Inc. (“the Company”) will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the three months ended September 30, 2015 the Company reported a net loss of $1,621,388 and for the fiscal year ended June 30, 2015, the Company reported a loss of $4,347,767. The Company also reported negative cash flows from operations of $1,401,881 for the three months ended September 30, 2015 and an accumulated deficit of $20,236,771 at that date. As at September 30, 2015, the Company has cash and cash equivalents on hand of $2,804,096 and a working capital balance of $2,619,924. The Company has not begun to generate revenues from its product candidate and the Company does not have the prospect of achieving revenues in the near future. The Company will require additional funding to maintain its research and development projects and for general operations. These circumstances indicate the existence of a material uncertainty that casts substantial doubt as to the ability of the Company to meet its obligations as they come due.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. During the quarter ended September 30, 2015 the Company received gross proceeds of $2,566,660 from a public offering of common stock and common stock purchase warrants (note 7). However, the net proceeds from this financing are not enough to fund all of the Company’s planned activities. Management plans to secure the necessary additional financing through the issue of new equity and/or the entering into of strategic partnership arrangements. Nevertheless, there is no assurance that these initiatives will be successful.

These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

Nature of operations.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2015

(expressed in US dollars unless otherwise noted)

Corporate history

The Company is a Nevada corporation formed on June 24, 2009 under the name Berry Only Inc. On January 25, 2013 (the “Closing Date”), the Company entered into and closed an exchange agreement (the “Exchange Agreement”), with Del Mar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), 0959454 B.C. Ltd. (“Callco”), and 0959456 B.C. Ltd. (“Exchangeco”) and the security holders of DelMar (BC). Upon completion of the Exchange Agreement, DelMar (BC) became a wholly-owned subsidiary of the Company (the “Reverse Acquisition”). As a result of the shareholders of DelMar (BC) having a controlling interest in the Company subsequent to the Reverse Acquisition, for accounting purposes the transaction is a capital transaction with DelMar (BC) being the accounting acquirer even though the legal acquirer is the Company.

DelMar Pharmaceuticals, Inc. is the parent company of DelMar (BC), a British Columbia, Canada corporation, and Callco and Exchangeco which are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the Reverse Acquisition.

References to the Company refer to the Company and its wholly-owned subsidiaries, DelMar (BC), Callco and Exchangeco.

2	Restatement of previously issued financial statements

In our 2015 Annual Report on Form 10-K/A, we restated our previously issued consolidated financial statements and the related disclosures for the fiscal years ended June 30, 2015 and June 30, 2014 and for each of the periods ended March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, September 30, 2014, December 31, 2014, and March 31, 2015 (the "Restated Periods").

The restatement is the result of our corrections for the effect of financial statement errors attributable to the incorrect accounting for certain warrants issued for placement agent services issued on March 6, 2013 (the “Placement Agent Warrants”). The Placement Agent Warrants were improperly accounted for as equity instruments at the time they were issued. During the preparation of our first quarter of fiscal 2016, we discovered that the Placement Agent Warrants represented a derivative liability and should not have been recognized as equity. The exercise price of the Placement Agent Warrants is subject to adjustment in certain circumstances. The public equity financing that was completed in August 2015 resulted in the exercise price of the Placement Agent Warrants being reduced. Accordingly, we have classified the Placement Agent Warrants as a derivative liability on the Consolidated Balance Sheets at June 30, 2015 and June 30, 2014 as well as recognized the gain/loss from the revaluation of the derivative liability in the Consolidated Statement of Operations and Comprehensive Loss of the years ended June 30, 2015 and June 30, 2014. We have also reflected the cumulative impact of the fair value adjustments from March 6, 2013 to June 30, 2013 in the accumulated deficit.

The aggregate impacts of correcting the errors relating to the Placement Agent Warrants as of and for the quarter ended September 30, 2014 were as follows:

	September 30, 2014
	As previously reported $	Restatement adjustment $	As restated $

Change in fair value of derivative liability	368,594	194,375	562,969
Loss for the period	1,322,361	194,375	1,516,736
Basic and diluted loss per share	0.04	0.00	0.04

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2015

(expressed in US dollars unless otherwise noted)

	September 30, 2014
	As previously reported $	Restatement adjustment $	As restated $

Derivative liability	3,458,662	1,976,015	5,434,677
Additional paid-in capital	13,982,362	(136,800)	13,845,562
Warrants	6,187,805	(6,048,994)	138,811
Accumulated deficit	(19,985,775)	4,209,779	(15,775,996)

We assessed the impact of these errors on our previously issued financial statements and concluded that the combined impact of these errors was material to our financial statements. Consequently, we have restated the prior period financial statements identified above. All amounts in our consolidated financial statements in this Quarterly Report on Form 10-Q affected by the restatement adjustments reflect such amounts as restated.

3	Significant accounting policies

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

September 30, 2015

(expressed in US dollars unless otherwise noted)

Unaudited interim financial data

The accompanying unaudited September 30, 2015 consolidated condensed interim balance sheet, the consolidated condensed interim statements of loss and comprehensive loss for the three months ended September 30, 2015 and 2014, and consolidated condensed cash flows for the three months ended September 30, 2015 and 2014, and the related interim information contained within the notes to the consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These consolidated condensed interim financial statements should read in conjunction with the audited financial statements of the Company as of June 30, 2015 in our amended Form 10-K/A filed with the Securities and Exchange Commission on November 16, 2015. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position at September 30, 2015 and results of its operations for the three months ended September 30, 2015 and 2014, and its cash flows for the three months ended September 30, 2015 and 2014. The results for three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2016 or for any other future annual or interim period.

Use of estimates

The preparation of consolidated condensed interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as at the end or during the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the derivative liability and the valuation of equity instruments issued for services. There have been no changes to the methodology used in determining these estimates from the period ended June 30, 2015.

Loss per share

Loss per share is calculated based on the weighted average number of common shares outstanding. For the three month periods ended September 30, 2015 and 2014 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants and stock options are anti-dilutive. At September 30, 2015, potential common shares of 17,904,445 (September 30, 2014 – 17,790,758) relating to warrants and 3,545,000 (September 30, 2014 – 3,115,000) relating to stock options were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

(Unaudited)

September 30, 2015

(expressed in US dollars unless otherwise noted)

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

4	Valent Technologies, LLC

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent Technologies, LLC (“Valent”), an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer and director, and DelMar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $278,530 (including aggregate accrued interest to September 30, 2014 of $28,530), issued to Valent by DelMar (BC), for 278,530 shares of the Company’s Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock will be entitled to dividends at the rate of 3% of the Stated Value per year, payable quarterly in arrears.

For the three months ended September 30, 2015, the Company recorded $2,089 related to the dividend payable to Valent. The dividend of $2,089 has been recorded as a direct increase in accumulated deficit. For the three months ended September 30, 2014 the Company accrued $2,091 in interest expense on the loan payable.

5	Related party transactions

During the three months ended September 30, 2015

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $120,000 in compensation expense for the three months ended September 30, 2015.

Included in accounts payable at September 30, 2015 is an aggregate amount of $38,774 (June 30, 2015 - $90,820) owed to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

The Company paid $41,750 in directors’ fees during the three months ended September 30, 2015.

The Company recorded $2,089 in dividends related to the preferred stock issued to Valent.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2015

(expressed in US dollars unless otherwise noted)

During the three months ended September 30, 2014

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $145,000 in compensation expense for the three months ended September 30, 2014.

The Company paid $24,500 in directors’ fees during the three months ended September 30, 2014.

Accrued $2,091 in interest expense on its loan with Valent.

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

Investor Warrants

In connection with the Reverse Acquisition (note 1), during the quarter ended March 31, 2013 the Company issued units consisting of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $0.80. The exercise price of the Investor Warrants is subject to adjustment in the event that the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. As a result of the financing completed by the Company during the current quarter (note 6) the exercise price of the Investor Warrants was reduced from $0.80 to $0.786. As a result of the price being reduced, the Company has recognized a loss of $8,098.

During the three months ended September 30, 2014 the Company concluded a tender offer whereby the holders of the Investor Warrants had the opportunity to exercise their warrants at an exercise price of $0.65. Under the tender offer, a total of 762,227 warrants were exercised for net proceeds of $470,676 after payment by the Company of a 5% warrant agent fee of $24,772. In addition, during the three months ended September 30, 2014, 87,500 warrants were exercised for 87,500 shares of common stock at an exercise price of $0.65 per warrant. The Company received proceeds of $56,875 from these exercises. As a result of all of the warrant exercises, the Company received net proceeds of $527,551 from the exercise of 849,727 warrants. The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

The 4,372,863 Investor Warrants outstanding at September 30, 2015 all have an exercise price of $0.786 and have been re-valued at September 30, 2015 using the adjusted exercise price of $0.786 and using a probability valuation model using the following assumptions: dividend rate - 0%, volatility – 84.1%, risk free rate – 0.85% and a term of approximately 2.25 years.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2015

(expressed in US dollars unless otherwise noted)

Placement Agent Warrants

Also in connection with the reverse acquisition (note 1), on March 6, 2013 the Company issued 5,250,000 warrants (the “Placement Agent Warrants”) that are exercisable at $0.80 per share until March 6, 2018 but can be exercised on a cashless basis. The exercise price of the Placement Agent Warrants is subject to adjustment in the event that the Company sells common stock at a price lower than the exercise price, subject to certain exceptions. As a result of the financing completed by the Company during the current quarter (note 6) the exercise price of the Placement Agent Warrants was reduced from $0.80 to $0.786. As a result of the price being reduced, the Company has recognized a loss of $13,467.

The 5,050,000 Placement Agent Warrants outstanding at September 30, 2015 all have an exercise price of $0.786 and have been re-valued at September 30, 2015 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility – 84.1%, risk free rate – 0.85% and a term of approximately 2.25 years.

2015 Agent Warrants

As part of the Company’s financing completed during the quarter ended September 30, 2015 (note 7), the Company issued 93,908 warrants to certain placement agents (“2015 Agent Warrants”). The 2015 Agent Warrants are exercisable at a per share price equal to $0.75 during the five-year period commencing six months from the effective date of the Offering, which period shall not extend further than five years from the effective date of the Offering. Therefore, all 2015 Agent Warrants expire on July 15, 2020.

The 93,908 2015 Agent Warrants outstanding at September 30, 2015 have been re-valued at September 30, 2015 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility – 80.6%, risk free rate – 1.35% and a term of approximately 5.0 years.

Warrants issued for services

The Company has issued 300,000 warrants for services. The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years. The warrants have been measured at September 30, 2015 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility – 84.2%, risk free rate – 0.97% and a term of approximately 3.0 years.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2015

(expressed in US dollars unless otherwise noted)

The Company’s derivative liability is summarized as follows:

	September 30, 2015 $	June 30, 2015 $
		(as restated)
Opening balance	2,364,381	5,111,007

Issuance of 2015 Agent Warrants	29,594	-
Change in fair value of warrants	539,446	(627,433)
Change in fair value due to change in warrant terms	21,565	(23,658)
Reclassification to equity upon amendment of warrants	-	(975,278)
Reclassification to equity upon exchange of warrants	-	(728,835)
Reclassification to equity upon exercise of warrants	-	(391,422)

Closing balance	2,954,986	2,364,381

7	Stockholders’ equity

Preferred stock

Authorized

5,000,000 preferred shares, $0.001 par value

Issued and outstanding

Special voting shares – at September 30, 2015 – 1 (June 30, 2015 – 1)

Series A shares – at September 30, 2015 – 278,530 (June 30, 2015 – 278,530)

Effective September 30, 2014 pursuant to the Company’s Valent Exchange Agreement (note 4), the Company filed the Series A Certificate of Designation with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 278,530 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock will be entitled dividends at the rate of 3% of the Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock.

Common stock

Authorized

200,000,000 common shares, $0.001 par value

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2015

(expressed in US dollars unless otherwise noted)

Issued and outstanding

September 30, 2015 – 43,733,598 (June 30, 2015 – 39,455,931)

The issued and outstanding common shares at September 30, 2015 include 4,256,042 shares of common stock on an as-exchanged basis with respect to the shares of Exchangeco that can be exchanged for shares of common stock of the Company.

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants

Balance – June 30, 2015 – as previously reported	39,455,931	39,456	17,500,008	6,138,426
Restatement adjustments	-	-	(136,800)	(6,048,994)
Balance – June 30, 2015 – as restated	39,455,931	39,456	17,363,208	89,432

Issuance of shares and warrants – net of issue costs	4,277,667	4,278	1,198,453	671,189
Warrants issued for services	-	-	-	16,634
Stock-based compensation	-	-	39,906	-

Balance – September 30, 2015	43,733,598	43,734	18,601,567	777,255

On July 15, 2015 the Company’s Registration Statement on Form S-1 relating to a public offering by the Company of common stock and common stock purchase warrants (the “Offering”) was declared effective by the Securities and Exchange Commission. Pursuant to the Offering, the Company issued 4,277,667 shares of common stock at $0.60 per share and 4,277,667 warrants (the “2015 Offering Warrants”) to purchase shares of common stock at $0.001 per warrant for total gross proceeds of $2,566,660. The 2015 Offering Warrants are exercisable at $0.75 per share for a period of five years until they expire on July 31, 2020.

The Company engaged certain placement agents for the sale of a portion of the shares and 2015 Offering Warrants. Under the Company’s engagement agreements with these placement agents, the Company agreed to pay up to a 7% cash commission and issue warrants to purchase shares of common stock (the “2015 Agent Warrants”) up to the number of shares of our common stock equal to 5% of the aggregate number of shares sold in the Offering by such placement agent. Pursuant to the placement agent agreements the Company paid a total cash commission of $80,575 and issued 93,908 2015 Agent Warrants (note 6). The 2015 Agent Warrants are exercisable at a per share price equal to $0.75 during the five-year period commencing six months from the effective date of the Offering, which period shall not extend further than five years from the effective date of the 2015 Offering. Therefore, all 2015 Agent Warrants expire on July 15, 2020.

In addition to the cash commission of $80,575 the Company also incurred additional cash issue and closing costs of $582,511 (including costs deferred at June 30, 2015 of $550,119) resulting in net cash proceeds of $1,903,514. The 2015 Agent Warrants have been recognized as non-cash issue costs of $29,594.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2015

(expressed in US dollars unless otherwise noted)

Stock Options

The following table sets forth the options outstanding:

	Number of stock options outstanding	Weighted average exercise price $

Balance – June 30, 2015	3,595,000	0.94
Cancelled	(50,000)	1.05
Balance – September 30, 2015	3,545,000	0.93

The following table summarizes stock options currently outstanding and exercisable at September 30, 2015:

Exercise price $	Number outstanding at September 30, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number exercisable at September 30, 2015	Exercise price $

0.37	825,000	6.38	0.37	825,000	0.37
0.74	180,000	9.35	0.74	91,389	0.74
0.80	120,000	9.50	0.80	60,000	0.80
1.00	300,000	4.00	1.00	50,000	1.00
1.05	1,820,000	7.88	1.05	1,633,333	1.05
1.54	180,000	7.50	1.54	180,000	1.54
2.30	120,000	7.67	2.30	120,000	2.30
	3,545,000		0.93	2,959,722	0.93

Included in the number of stock options outstanding are 825,000 stock options granted at an exercise price of CDN $0.50. The exercise prices shown in the above table have been converted to $0.37 using the period ending closing exchange rate. Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options have been re-valued using a Black-Scholes pricing model using the following assumptions:

September 30, 2015

Dividend rate	0%
Volatility	76% to 96.9%
Risk-free rate	1.00%
Term - years	0.5 to 1.0

The Company has recognized the following amounts as stock-based compensation expense for the periods noted:

	Three months ended September 30,
	2015 $	2014 $

Research and development	6,455	21,133
General and administrative	33,451	27,807

	39,906	48,940

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2015

(expressed in US dollars unless otherwise noted)

All of the total stock option expense of $39,906 for the three months ended September 30, 2015 has been recognized as additional paid in capital. Of the stock option expense of $48,940 for the three months ended September 30, 2014 $46,596 has been recognized as additional paid in capital and $2,344 has been recognized as a stock option liability. The aggregate intrinsic value of stock options outstanding at September 30, 2015 was $329,051 (September 30, 2014 - $423,679) and the aggregate intrinsic value of stock options exercisable at September 30, 2015 was $326,614 (September 30, 2014 - $396,368). As of September 30, 2015 there was $24,033 in unrecognized compensation expense that will be recognized over the next year. No stock options granted by the Company have been exercised to September 30, 2015. Upon the exercise of stock options new shares will be issued.

A summary of the status of the Company’s unvested stock options under all plans is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2015	722,361	0.95	0.41
Vested	(87,083)	0.84	0.44
Cancelled	(50,000)	1.05	0.57

Unvested at September 30, 2015	585,278	0.96	0.39

Warrants

Certain of the Company’s warrants have been recognized as a derivative liability (note 6). The following table summarizes all of the Company’s outstanding warrants as of September 30, 2015:

Description	Number

Balance – June 30, 2015	13,472,870
2015 Offering Warrants (i)	4,277,667
2015 Agent Warrants (ii)	93,908
Warrants issued for services (iii)	60,000

Balance - September 30, 2015	17,904,445

i)	Issued as part of the Company’s public offering completed in August 2015. Warrants are exercisable at $0.75 until July 31, 2020.

ii)	Issued as part of the Company’s public offering completed in August 2015. The 2015 Agent Warrants are exercisable at a per share price equal to $0.75 during the five-year period commencing six months from the effective date of the Offering, which period shall not extend further than five years from the effective date of the 2015 Offering. Therefore, all 2015 Agent Warrants expire on July 15, 2020.

iii)	Warrants vest in tranches of 20,000 warrants each on November 30, 2015, December 31, 2015, and January 31, 2016 and are exercisable commencing January 1, 2016 at $0.75 until they expire on July 31, 2020.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2015

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

September 30, 2015

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

The Company has the following liabilities under the fair value hierarchy:

	September 30, 2015
Liability	Level 1	Level 2	Level 3
Derivative liability	-	2,954,986	-

	June 30, 2015
	(as restated)
Liability	Level 1	Level 2	Level 3
Derivative liability	-	2,364,381	-

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

You should review the factors and risks we describe under “Risk Factors” in our report on Form 10-K/A for the year ended June 30, 2015 and in the Company’s other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

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

Recent Highlights

We continued to make progress with our drug development programs:

●	We reported the completion of enrollment in the 14-patient expansion cohort of our Phase II clinical study of VAL-083 in patients with refractory GBM. In addition, we confirmed 40mg/m2 as the maximum tolerated dose (“MTD”) for advancement into registration-directed clinical trials. This optimized dosing regimen delivers substantially higher doses compared to previous clinical trials conducted by the National Cancer Institutes (“NCI”) in the United States. We believe that such higher doses may enhance the potential of VAL-083 to impact a patient’s tumor and as well as to improve patient outcomes;

●	We reported the observation of a promising dose-response trend in the Phase I portion of the clinical trial. A subset analysis of patients in dose cohorts receiving ≥30mg/m2 had a median survival of approximately nine (9) months vs. approximately five (5) months in dose cohorts <10mg/m2;

●	We reported additional non-clinical data supporting the favorable differentiation of VAL-083 versus standard of care in the treatment of GBM, non-small cell lung cancer (“NSCLC”) and other solid tumors. We believe these data support the potential of VAL-083 to address the modern unmet medical needs in the treatment of a range of cancers, especially where other therapies have failed or are predicted to give sub-optimal outcomes;

●	We announced that the Mayo Clinic Cancer Center in Rochester, Minnesota and the Sarah Cannon Cancer Research Center at HealthOne, Denver, Colorado have been added as new clinical trial sites in our ongoing, multicenter Phase I/II clinical trial study of VAL-083 in patients with refractory GBM. We now have five clinical sites involved in our study;

●	At the American Association for Cancer Research (“AACR”) – Advances in Pediatric Research: From Mechanisms and Models to Treatment and Survivorship, we presented data indicating that VAL-083 offers potential therapeutic alternatives in difficult-to-treat pediatric brain tumor;

●	At AACR’s Advances in Ovarian Cancer Research: Exploiting Vulnerabilities Conference, we presented data supporting the effectiveness of VAL-083 against cisplatin-resistant ovarian cancers and raised the potential for VAL-083 as a treatment for ovarian cancers as a single-agent against platinum-resistant tumors or in combination with platinum-based chemotherapeutic regimens; and

●	We announced that we have launched a suite of online corporate communication channels to maintain ongoing and direct communication with shareholders and other interested parties. The Company now hosts official digital portals on social medial channels including Twitter, LinkedIn, Facebook, Google+ and The Chairman's Blog.

●	We raised additional capital through completion of a public offering of common stock and common stock purchase warrants for gross proceeds of $2.6 million.

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

Upon obtaining regulatory approval, we intend to commercialize VAL-083 for the treatment of orphan and other cancer indications where patients have failed other therapies or have limited medical options. Orphan diseases are defined in the United States under the Rare Disease Act of 2002 as “any disease or condition that affects fewer than 200,000 persons in the United States”. The Orphan Drug Act of 1983 is a federal law that provides financial and other incentives including a seven year period of market exclusivity in the United States to encourage the development of new treatments for orphan diseases. In February 2012, we announced that VAL-083 has been granted protection under the Orphan Drug Act by the U.S. Food and Drug Administration (“FDA”) for the treatment of glioma, including GBM. In January 2013, the European Medicines Agency (“EMA”) also granted orphan drug protection to VAL-083 for the treatment of glioma. In Europe, the period of market exclusivity is for a 10 year period.

We research the mechanism of action of potential product candidates to determine the clinical indications best suited for therapy and seek to rapidly advance into human clinical trials and toward commercialization. The mechanism of action of VAL-083 is understood to be a bi-functional alkylating agent. Alkylating agents are a commonly used class of chemotherapy drugs. They work by binding to DNA and interfering with normal processes within the cancer cell, which prevents the cell from making the proteins needed to grow and survive. After exposure to alkylating agents, the cancer cell becomes dysfunctional and dies. There are a number of alkylating agents on the market that are used by physicians to treat different types of cancer.

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

We note that the DLT of VAL-083 at the NCI was established prior to the development of various types of medications and other forms of therapy now available for management of myelosuppressive side effects. We believe this offers the potential for increasing the dose of VAL-083 in the modern patient population thereby providing a potential opportunity to improve the drug’s already established efficacy profile.

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

Standard treatment following diagnosis includes surgical resection to remove as much of the tumor as possible (“debulking”) followed by radiotherapy with concomitant and adjuvant chemotherapy with Temodar® (temozolomide, “TMZ”). Nearly all patients diagnosed with GBM will relapse following first-line treatment, with a 1-year survival rate of approximately 25% following failure of front-line therapy, with average 5-year survival rate less than 3%.

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

TMZ and the nitrosoureas, including carmustine, lomustine, and nimustine, are alkylating agents that readily cross the blood-brain-barrier (“BBB”) and are used in the treatment of CNS cancers, including GBM. Alkylating agents are among the oldest type of cancer chemotherapies in use today. Alkylating agents bind to DNA to cause damage to cancer cells. Their anti-tumor mechanism is via alkylation of DNA resulting in base-pair mismatch or strand-mediated cross links between base pairs. The DNA damage caused by alkylating agents mimics naturally occurring errors, resulting in apoptosis and tumor cell death.

The primary anti-cancer mechanism of TMZ and the nitrosoureas is to attack the tumor’s DNA via alkylation of the O6 position of the DNA base residue, guanine. TMZ treatment causes DNA damage mainly by methylation at the O6 position of guanine resulting in guanine-thymine base pair mismatches during replication. Nitrosoureas mediate their cytotoxic effect by ethylation at the O position of guanine which produces a cross-link to cytosine residues resulting in double-strand DNA breaks during mitosis.

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

Interim Phase I/II Results in Refractory GBM

We filed an investigational new drug (“IND”) application with the FDA and initiated human clinical trials with VAL-083 as a potential treatment for GBM in 2011. Details of the study, including enrollment estimates, are available at http://www.clinicaltrials.gov/ct2/show/NCT01478178?term=VAL-083&rank=1)

Our clinical trial is a Phase I/II, open-label, single arm dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics and anti-cancer activity of VAL-083 in patients with GBM. To be eligible for our clinical trial, patients must have been previously treated for GBM with surgery and/or radiation, if appropriate, and must have failed both bevacizumab (Avastin®) and temozolomide (Temodar ®), unless either or both are contra-indicated.

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

In summary, at doses tested to date, our interim clinical data is as follows:

Enrollment and dosing

In the MTD portion of the study, we confirmed that 30 GBM patients were enrolled across 8 dose cohorts ranging from 1.5 to 50 mg/m2/d. Dose limiting toxicity (“DLT”) consisting of thrombocytopenia (low platelet counts) was observed at 50 mg/m2/d. The low point of platelet counts (nadir) occurred around day 20 and generally DLT-related symptoms resolved rapidly and spontaneously without concomitant treatment. Based on these observations, we defined 40 mg/m2/d in accordance with the protocol and initiated a 14-patient Phase II expansion cohort at that dose. In addition, we enrolled an addition three patients at an interim dose of 45 mg/m2/d to further explore the therapeutic window of our modern dosing regimen.

The 14-patient Phase II expansion cohort is fully enrolled. In addition, we confirmed 40mg/m2 as the maximum tolerated dose (“MTD”) for advancement into registration-directed clinical trials. This optimized dosing regimen delivers substantially higher doses compared to previous clinical trials conducted by the NCI in the United States. We believe that such higher doses may enhance the potential of VAL-083 to impact a patent’s tumor and as well as to improve patient outcomes.

Efficacy results

We reported that the progression free survival following treatment with VAL-083 was short (1.2 - 1.4 months) as expected since patients were not re-resected. However, preliminary analysis shows favorable increasing dose-dependent median survival after only two cycles of treatment with VAL-083: Median overall survival (“OS”) of approximately nine (9) months for patients enrolled in cohorts 6 & 7 (VAL-083 dose ≥30 mg/m2/day) vs. approximately (5) months for patients enrolled in cohorts 1 - 3 (VAL-083 doses <10mg/m2/day).

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

Phase II Expansion Cohort

We have completed enrollment of a Phase II expansion cohort of our Phase I/II clinical trial the proposed therapeutic dose of 40 mg/m2/day. The goal of the cohort is to obtain additional safety and activity data at the dose proposed for advancement into registration-directed Phase II/III clinical trials

Doses Achieved

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

Dose and Dosing Day of Each Cycle	Plasma Cmax	Estimated Maximum Tumor Concentration in Brain [b]		IC50 in GBM Cell Lines[d]
Current Trial	(g/mL) [a]	(g/g tissue)	µMc	μM
40mg/m2 Day-1	0.781	0.344	2.36
40mg/m2 Day-2	0.781	0.503	3.45	~ 2 - 4
40mg/m2 Day-3	0.781	0.563	3.86

aPK was conducted only on Day 1, given the short t-1/2 of ~1h Cmax is assumed to be same for day 2 & 3*Volume of 1 g tissue assumed to be 1 mL

bPercent of plasma drug concentration in brain tumor = 44%, Eckhardt, 1977

cHalf-life of drug in human brain tumor tissue = 20h, Eckhardt, 1977

dIC50 range for low MGMT (U251 and SF188) and high MGMT (T98G) GBM cells treated with VAL-083 in vitro

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

MGMT Independence

We presented additional data demonstrating that the cytotoxic activity of VAL-083 is distinct from standard-of-care in GBM. Specifically, our data shows that the tumor-killing activity of VAL-083 is independent of MGMT-mediated resistance. MGMT is believed to cause resistance to the current front-line therapy in the treatment of GBM, and is correlated with poor patient outcomes. We also reported all patients in our current trial whose tumors were characterized exhibited high expression of MGMT, suggesting that these patients would be expected to have a poor prognosis and further highlighting the promising dose-dependent survival trend observed in the Phase I dose escalation portion of our clinical trial.

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

Observed Survival based on sub-group analysis

Dose Cohort Subgroups	6 months	9 months	12 months
High (30 & 40 mg/m2 n=6)	67%	67%	33%
Low (up to 5mg/m2 n=10)	44%	33%	22%

Observed survival in the dose escalation phase of our Phase I/II clinical trial in comparison to historical outcomes for GBM patients following Avastin® failure as described in the scientific literature

While these data are interim in nature and based on a small number of patients, we believe they support the further development of VAL-083. We anticipate presenting additional data, including data from the Phase II expansion cohort of our current clinical trial at scientific meetings in the remainder of 2015. The purpose of the 14 patient Phase II expansion is to gather further safety data at our chosen therapeutic dose and to further clarify median overall survival in this patient population.

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

Registration-directed Trial

We anticipate that the registration-directed Phase II/III trial will be an open-label trial with overall survival as the primary endpoint. We plan to request a guidance meeting with the FDA to discuss our proposed clinical trial design. The dose chosen, size, design and timing of initiation of the registration-directed clinical trial will depend on review of the data from the Phase II expansion phase of our current study and discussions with the FDA and our clinical advisors. Having announced full enrollment of the 14-patient expansion portion of the study and taking into account guidance from the FDA and our expected timelines, subject to funding, we believe it is possible that we will initiate registration-directed Phase II/III studies within the next 9 - 12 months. We will provide a formal update, including any adjustment to our projected timelines based on our discussions with the FDA and our clinical advisors.

Based on historical development of other products in GBM, we believe that we may be able to obtain FDA approval to commercialize VAL-083 to treat patients who have failed other therapies from an open-label registration-directed Phase II/III clinical trial, which will save significant costs of a large randomized Phase III clinical trial. We also believe that the FDA may grant Breakthrough Therapy, Fast Track, Accelerated Approval and/or Priority Review status to VAL-083, which will enable us to begin filing for commercial approval during the clinical trial process. Breakthrough Therapy, Fast Track, Accelerated Approval and Priority Review are expedited drug development designations established by the FDA that are intended to make therapeutically important drugs available at an earlier time.

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

VAL-083 in Lung Cancer

Lung cancer is a leading cause of cancer-related mortality around the world and effective treatment for lung cancer remains a significant global unmet need despite advances in therapy. In general, prognosis for lung cancer patients remains poor, with a 5-year survival rate of less than 14% among males and less than 18% among females in most countries. Globally, the market for lung cancer treatment may exceed $7 billion by 2019 according to a report published by Transparency Market research.

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

Based on these beliefs, we have acquired certain commercial rights to VAL-083 in China where it is approved for the treatment of lung cancer. We have begun to establish a strong scientific and clinical rationale to support the development of VAL-083 as a potential treatment for NSCLC.

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

We believe that our pre-clinical research and data from NCI-sponsored studies and commercial evidence from the Chinese market support that there exists a substantive clinical benefit of VAL-083 in CML. We also believe that the unique mechanism of action of VAL-083, in combination with newly developed data positions the drug as a valuable therapy for patients who have failed other treatments, including TKIs. This represents a significant clinical and commercial opportunity for large subsets of patient populations in the existing-approved China market as well as for global development in CML.

Based on these beliefs, we have acquired certain commercial rights to VAL-083 in China, where it is approved for the treatment of CML and lung cancer. We have also developed new non-clinical data demonstrating that VAL-083 is active against TKI-resistant CML.

VAL-083 in Pediatric Brain Cancers

In November 2015 at AACR’s - Advances in Pediatric Research: From Mechanisms and Models to Treatment and Survivorship we presented data indicating that VAL-083 offers potential therapeutic alternatives in the treatment of pediatric brain tumors. At AACR’s Advances in Ovarian Cancer Research: exploiting Vulnerabilites Conference we also presented data

VAL-083 in Ovarian Cancers

In October 2015 at the AACR’s Advances in Ovarian Cancer Research: Exploiting Vulnerabilities Conference, the Company presented data from its collaboration with researchers at MD Anderson Cancer Center. The data demonstrate the effectiveness of VAL-083 against cisplatin-resistant ovarian cancers and raise the potential for VAL-083 as a treatment for ovarian cancers as a single-agent against platinum-resistant tumors or in combination with platinum-based chemotherapeutic regimens

Additional Indications

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

Pursuant to our agreement with Guangxi Wuzhou Pharmaceuticals we anticipate the phase IV trials in NSCLC and GBM will commence in China before the end of calendar 2015.

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

We are a Nevada corporation formed on June 24, 2009 under the name Berry Only, Inc. Prior to a reverse acquisition undertaken on January 25, 2013 (see note 1 to the consolidated financial statements) Berry did not have any significant assets or operations. The Company is the parent company of Del Mar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), a British Columbia, Canada corporation incorporated on April 6, 2010, that is focused on the development of drugs for the treatment of cancer. The Company is also the parent company to 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”). Callco and Exchangeco were formed to facilitate the reverse acquisition.

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

References to the Company, “we”, “us”, and “our” refer to the Company and its wholly-owned subsidiaries, DelMar (BC), Callco and Exchangeco. References to “Berry” relate to the Company prior to the reverse acquisition.

Outstanding Securities

As of November 16, 2015, we have 39,477,556 shares of common stock issued and outstanding, 4,256,042 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco shares to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 17,904,445 shares of common stock, and outstanding options to purchase 3,545,000 shares of common stock. All Exchangeable Shares, warrants, and options are convertible or exercisable into one share of common stock.

Related Parties

The Company acquired its VAL-083 prototype drug, patents and technology rights from Valent Technologies, LLC, (“Valent”), an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer. As a result Valent is a related party to the Company.

The following related party transactions and balances have been recorded by the Company.

During the three months ended September 30, 2015

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $120,000 in compensation expense for the three months ended September 30, 2015.

The Company paid $41,750 in directors’ fees during the three months ended September 30, 2015.

Included in accounts payable at September 30, 2015 is an aggregate amount owing of $38,774 (June 30, 2015 - $90,820) to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

The Company recorded $2,089 in dividends related to the preferred stock issued to Valent.

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

Accrued $2,091 in interest expense on its loan with Valent.

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

Investor Warrants

During the quarter ended March 31, 2013 the Company issued units consisting of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $0.80. The exercise price of the Investor Warrants is subject to adjustment in the event that the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. As a result of the financing completed by the Company during the quarter ended September 30, 2015 the exercise price of the Investor Warrants was reduced from $0.80 to $0.786. As a result of the exercise price being reduced, the Company has recognized a loss of $8,098.

During the three months ended September 30, 2014 the Company concluded a tender offer whereby the holders of the Investor Warrants had the opportunity to exercise their warrants at an exercise price of $0.65. Under the tender offer, a total of 762,227 warrants were exercised for net proceeds of $470,676 after payment by the Company of a 5% warrant agent fee of $24,772. In addition, during the three months ended September 30, 2014, 87,500 warrants were exercised for 87,500 shares of common stock at an exercise price of $0.65 per warrant. The Company received proceeds of $56,875 from these exercises. As a result of all of the warrant exercises, the Company received net proceeds of $527,551 from the exercise of 849,727 warrants. The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

The 4,372,863 Investor Warrants outstanding at September 30, 2015 all have an exercise price of $0.786 and have been re-valued at September 30, 2015 using the adjusted exercise price of $0.786 and using a probability valuation model using the following assumptions: dividend rate - 0%, volatility – 84.1%, risk free rate – 0.85% and a term of approximately 2.25 years.

Placement Agent Warrants

On March 6, 2013 the Company issued 5,250,000 warrants (the “Placement Agent Warrants”) that are exercisable at $0.80 per share until March 6, 2018 but can be exercised on a cashless basis. The exercise price of the Placement Agent Warrants is subject to adjustment in the event that the Company sells common stock at a price lower than the exercise price, subject to certain exceptions. As a result of the financing completed by the Company during the current quarter the exercise price of the Placement Agent Warrants was reduced from $0.80 to $0.786. As a result of the exercise price being reduced, the Company has recognized a loss of $10,965.

The 5,050,000 Placement Agent Warrants outstanding at September 30, 2015 all have an exercise price of $0.786 and have been re-valued at September 30, 2015 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility – 84.1%, risk free rate – 0.85% and a term of approximately 2.25 years.

2015 Agent Warrants

As part of the Company’s financing completed during the quarter ended September 30, 2015, the Company issued 93,908 warrants to certain placement agents (“2015 Agent Warrants”). The 2015 Agent Warrants are exercisable at a per share price equal to $0.75 during the five-year period commencing six months from the effective date of the Offering, which period shall not extend further than five years from the effective date of the Offering. Therefore, all Agent Warrants expire on July 15, 2020.

The 93,908 2015 Agent Warrants outstanding at September 30, 2015 have been re-valued at September 30, 2015 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility – 80.6%, risk free rate – 1.35% and a term of approximately 5.0 years.

Warrants issued for services

The Company has issued 300,000 warrants for services. The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years. The warrants have been measured at September 30, 2014 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility – 84.2%, risk free rate – 0.97% and a term of approximately 3.0 years.

The Company’s derivative liability is summarized as follows:

	September 30, 2015 $	June 30, 2015 $
		(as restated)

Opening balance	2,364,381	5,111,007

Issuance of 2015 Agent Warrants	29,594	-
Change in fair value of warrants	539,446	(627,433)
Change in fair value due to change in warrant terms	21,565	(23,658)
Reclassification to equity upon amendment of warrants	-	(975,278)
Reclassification to equity upon exchange of warrants	-	(728,835)
Reclassification to equity upon exercise of warrants	-	(391,422)

Closing balance	2,954,986	2,364,381

Selected Quarterly Information

The financial information reported here in has been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency at September 30, 2015 is the USD. The following table represents selected financial information for the Company as of September 30, 2015 and 2014.

Selected Balance Sheet Data

	September 30, 2015 $	June 30, 2015 $
		(as restated)

Cash and cash equivalents	2,804,096	1,754,433
Working capital	2,619,924	1,722,336
Total Assets	3,031,461	2,575,421
Derivative liability	2,954,986	2,364,381
Total stockholders’ deficit	(514,507)	(821,490)

Selected Statement of Operations Data

For the Three months Ended:

	September 30,	September 30,
	2015	2014
	$	$
		(as restated)

Research and development	603,845	671,627
General and administrative	474,025	445,000
Change in fair value of derivative liability	539,446	562,969
Change in fair value of derivative liability due to change in warrant terms	21,565	(167,190)
Foreign exchange loss (gain)	(17,473)	2,391
Interest expense	-	2,091
Interest income	(20)	(152)
Net loss from operations	1,621,388	1,516,736
Basic weighted average number of shares outstanding	42,481,875	36,451,014
Basic loss per share	0.04	0.04

Expenses net of share-based payments

The following table discloses research and development, and general and administrative expenses net of share-based payment expenses.

	September 30, 2014 $	September 30, 2013 $

Research and development	603,845	671,627
Share-based payments included in research and development	(6,455)	(21,133)
Research and development net of share-based compensation	597,390	650,494

General and administrative	474,025	445,000
Share-based payments included in general and administrative	(40,105)	(27,807)
General and administrative net of share-based compensation	433,920	417,193

Comparison of the three months ended September 30, 2015 and September 30, 2014

	Three Months Ended
	September 30, 2015 $	September 30, 2014 $	Change $	Change %
		(as restated)

Research and development	603,845	671,627	(67,782)	(10)
General and administrative	474,025	445,000	29,025	7
Change in fair value of derivative liability	539,446	562,969	(23,523)	(4)
Change in fair value of derivative liability due to change in warrant terms	21,565	(167,190)	188,755	113
Foreign exchange loss (gain)	(17,473)	2,391	(19,864)	(831)
Interest expense	-	2,091	(2,091)	100
Interest income	(20)	(152)	132	(87)
Net loss	1,621,388	1,516,736	104,652

Research and Development

Research and development expenses decreased to $603,845 for the three months ended September 30, 2015 from $671,627 for the three months ended September 30, 2014. The decrease was largely attributable to a decrease in intellectual property, pre-clinical research, and stock-based compensation expenses partially offset by higher clinical development, personnel, and travel costs during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Excluding the impact of share-based compensation expense, research and development expenses decreased to $597,390 during the current quarter from $650,494 for the prior quarter. For both periods, the stock-based compensation expense related to stock option expense only. The decrease to $6,455 during the three months ended September 30, 2015 from $21,133 during the three months ended September 30, 2014 was due to more stock options being fully vested in the current period compared to the prior period resulting in a lower expense due to revaluation as well as to a lower Company share price in the current period compared to the prior period.

Intellectual property costs have decreased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as the Company had a very active patent period in the prior quarter compared to the current quarter. Patent costs can vary considerably depending on the timing of filing of new patents, conversion of the provisional applications to PCT applications, and actual filing costs. Pre-clinical research has decreased primarily due to claims made by the Company under its grant funding in Canada. Claims made for qualifying research studies have increased during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Clinical development costs have increased due to higher costs related to enrollment and monitoring of our Phase II clinical study. During the three months ended September 30, 2015 we announced full enrollment of the 14-patient expansion portion of our study. In addition, we are enrolling patients at five clinics which involves increased monitoring and data costs. In the prior period, we were enrolling single cohorts of three patients at a time which resulted in lower direct clinical, monitoring, and data costs. Partially offsetting the higher clinical costs in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 were lower drug manufacturing costs as in the prior period the Company was completing its back-up drug batch. Personnel costs have increased in the current period due to the addition of research staff in the current period partially offset by a reduction in management fees being allocated to research and development in the current period compared to the prior period. Travel has increased due to the attendance at more conferences in the current period than the prior period.

General and Administrative

General and administrative expenses were $474,025 for the three months ended September 30, 2015 compared to $445,000 for the three months ended September 30, 2014. The increase was largely attributable to an increase in professional fees, travel, and stock-based compensation, partially offset by lower personnel costs. In relation to general and administrative expenses during the three months ended September 30, 2015, the Company incurred share-based payments related to stock option expenses and warrants issued for services while during the three months ended September 30, 2014 the Company incurred share-based payments relating to stock option expense only. The increase in stock option expense in the current quarter was due to certain stock options granted during the year ended June 30, 2015 that have not fully vested and as a result contribute to the expense in the current period. The impact if these unvested options offsets the impact of the Company’s lower share price.

Excluding the impact of share-based payments, general and administrative expenses increased in the three months ended September 30, 2015 to $433,920 from $417,193 for the three months ended September 30, 2014. Professional fees have increased during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to costs related to investor relations fees as the Company has prepared for and launched its digital communications channels and due to directors’ fees as the Company has added to its board of directors. Travel costs have increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to attendance at conferences as well as increased partnering and business development efforts. Personnel costs decreased due to the allocation methodology as more personnel costs from the Company’s management was allocated to research and development in the prior period compared to the current period.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss. The balances recognized during the three months ended September 30, 2015 and 2014 were primarily due to an increase in the Company’s common stock price between the date the warrants were last valued on June 30, 2015 and 2014 respectively and September 30, 2015 and 2014 respectively which are the revaluation dates used during the quarters ended September 30.

The Company recognized a loss of $539,446 from the change in fair value of the derivative liability for the three months ended September 30, 2015. In addition, the Company also recognized a loss of $21,565 which resulted from the change in fair value of the Investor Warrants and the Placement Agent Warrants when their respective exercise prices decreased as a result of the Company issuing shares below $0.80 per share during the financing the Company completed during the quarter ended September 30, 2015. For the three months ended September 30, 2014 the Company recognized a loss of $562,969 due to the change in fair value of the derivative liability. In addition, the Company recognized a gain of $167,190 which resulted from revaluing exercised Investor Warrants between June 30, 2014 and the respective dates when the warrants were exercised. All warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate widely.

Foreign Exchange Gain

The Company’s functional currency at September 30, 2015 is the USD but the Company incurs a portion of its expenses in CDN. The foreign exchange gains and losses are reported in other (income) loss in the Consolidated Condensed Interim Statement of Loss and Comprehensive Loss.

The Company recognized a foreign exchange gain of $17,473 for the quarter ended September 30, 2015 compared to a loss of $2,391 for the quarter ended September 30, 2014. The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN cash and accounts payable.

Interest Expense

For the three months ended September 30, 2015, the Company recorded $2,089 related to the dividend payable to Valent. The dividend of $2,089 has been recorded as a direct increase in accumulated deficit. For the three months ended September 30, 2014 the Company accrued $2,091 in interest expense on the loan payable.

Liquidity and Capital Resources

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

	September 30, 2014 $	September 30, 2013 $	Change $	Change %

Cash used in operating activities	(1,401,881)	(971,516)	(430,365)	44
Cash flows from financing activities	2,451,544	527,551	1,923,993	365

Operating Activities

Net cash used in operating activities increased to $1,401,881 for the three months ended September 30, 2015 from $971,516 for the three months ended September 30, 2014. During the three months ended September 30, 2015 and 2014 the Company reported net losses of $1,621,388 and $1,516,736 respectively. The loss from the revaluation of the derivative was $539,446 for the three months ended September 30, 2015 compared to a loss of $562,969 for the three months ended September 30, 2014. Excluding the impact of changes in the fair value of the derivative liability, non-cash items relating to the loss due to changes in warrant terms, warrants issued for services, and stock option expense totaled $68,125 for the three months ended September 30, 2015. Non-cash items relating to the gain due to changes in warrant terms, accrued interest and share-based compensation totaled ($116,159) for the three months ended September 30, 2014. The most significant changes in non-cash working capital for the three months ended September 30, 2015 were cash used in a reduction of accounts payable and accrued liabilities of $389,502, cash used in a reduction of related party payables of $52,046, and cash flow from a decrease in prepaid expenses of $63,385. In the three months ended September 30, 2014 the most significant items were cash from an increase in accounts payable and accrued liabilities of $49,083 and $72,381 from a decrease in prepaid expenses.

Financing Activities

During the three months ended September 30, 2015 the Company received $2,453,633 in net proceeds from the completion of a public offering by the Company of common stock and common stock purchase warrants. Including deferred costs recorded by the Company at June 30, 2015, the total net cash proceeds of the offering was $1,903,514.

The Company received net proceeds of $527,551 from the exercise of warrants during the three months ended September 30, 2014.

In addition, during the three months ended September 30, 2015, the Company recorded $2,089 related to the dividend payable to Valent.

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

For the three-month period ended September 30, 2015, the Company reported a loss of $1,621,388 and an accumulated deficit of $20,236,771 at that date. As at September 30, 2015, the Company has cash and cash equivalents on hand of $2,804,096. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a great degree of uncertainty with respect to the expenses the Company will incur in executing its business plan. In addition, the Company has not begun to commercialize or generate revenues from any product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. During the quarter ended September 30, 2015 the Company received gross proceeds of $2,566,660 from a public offering of common stock and common stock purchase warrants. However, the net proceeds from the financing are not enough to fund all of the Company’s planned activities. Management plans to secure the necessary additional financing through the issue of new equity and/or the entering into of strategic partnership arrangements. Nevertheless, there is no assurance that these initiatives will be successful.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Although we are not reliant on institutional credit finance and therefore not subject to debt covenant compliance requirements or potential withdrawal of credit by banks, the current economic climate has also affected the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan. In addition, we may have to seek a partner for one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.

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

A detailed presentation of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 4 to the Company’s consolidated financial statements for the year ended June 30, 2015 contained in our Form 10-K/A filed with the SEC on November 16, 2015. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

At the time that our Annual Report on Form 10-K for the year ended June 30, 2015 was filed on September 3, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2015, because of the material weakness in our internal control over financial reporting discussed in our Annual Report on Form 10-K/A filed on November 16, 2015.

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

We believe that the controls that we are and will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above. The remediation of the material weakness is expected to be completed in 2015.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (as required by Rule 13a-15 under the Exchange Act) of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DelMar Pharmaceuticals, Inc.

Date: November 16, 2015	By:	/s/ Jeffrey Bacha
Jeffrey Bacha
Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)

