Form 10-Q
period 2015-12-31
DelMar Pharmaceuticals, Inc.
filed 2016-02-12
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 40,253,056 shares of common stock are issued and outstanding as of February 12, 2016.

1

2

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Financial Statements

(Unaudited)

For the six months ended December 31, 2015

(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Balance Sheets

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	December 31, 2015 $	June 30, 2015 $
			As Restated
Assets

Current assets
Cash and cash equivalents		1,957,009	1,754,433
Taxes and other receivables		16,349	25,831
Prepaid expenses		167,502	245,038
Deferred costs		-	550,119
		2,140,860	2,575,421
Website development costs - net		43,733	-
		2,184,593	2,575,421

Liabilities

Current liabilities
Accounts payable and accrued liabilities		479,101	762,265
Related party payables	5	56,734	90,820
		535,835	853,085

Stock option liability		179,445	179,445

Derivative liability	6	1,352,584	2,364,381
		2,067,864	3,396,911

Stockholders’ accumulated equity (deficit)

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at December 31, 2015 (June 30, 2015 – 278,530)	4	278,530	278,530
1 special voting share at December 31, 2015 (June 30, 2015 – 1)		-	-

Common stock
Authorized
200,000,000 shares, $0.001 par value, 44,309,098 issued at December 31, 2015 (June 30, 2015 – 39,455,931)	7	44,309	39,456

Additional paid-in capital	7	21,686,527	17,363,208

Warrants	7	971,735	89,432

Accumulated deficit		(22,885,550)	(18,613,294)

Accumulated other comprehensive income		21,178	21,178
		116,729	(821,490)
		2,184,593	2,575,421

Going concern, nature of operations, and corporate history (note 1)

Restatement of previously issued financial statements (note 2)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Loss and Comprehensive Loss

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	Three months ended December 31, 2015 $	Three months ended December 31, 2014 $	Six months ended December 31, 2015 $	Six months ended December 31, 2014 $
			(as restated)		(as restated)
Expenses
Research and development		789,187	612,169	1,393,032	1,283,796
General and administrative		890,672	656,229	1,364,697	1,101,229

		1,679,859	1,268,398	2,757,729	2,385,025

Other (income) loss
Change in fair value of derivative liability	6	680,188	(892,326)	1,219,634	(329,357)
Change in fair value of derivative liability due to change in warrant terms	6	242,400	143,532	263,965	(23,658)
Loss on exchange of warrants	6	-	92,843	-	92,843
Foreign exchange loss		44,253	7,295	26,780	9,686
Interest expense		-	-	-	2,091
Interest income		(10)	(109)	(30)	(261)

		966,831	(648,765)	1,510,349	(248,656)

Net and comprehensive loss for the period		2,646,690	619,633	4,268,078	2,136,369

Basic loss per share		0.06	0.02	0.10	0.06

Basic weighted average number of shares		43,979,516	37,798,183	43,234,639	37,125,074

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Cash Flows

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Six months ended December 31,
	2015 $	2014 $
		As Restated
Cash flows from operating activities
Loss for the period	(4,268,078)	(2,136,369)
Items not affecting cash
Amortization	2,572	-
Accrued interest	-	2,091
Change in fair value of derivative liability	1,219,634	(329,357)
Change in fair value of derivative liability due to change in warrant terms	263,965	(23,658)
Loss on exchange of warrants	-	92,843
Shares issued for services	80,400	-
Warrants issued for services	181,571	-
Share-based compensation	114,868	260,510
	(2,405,068)	(2,133,940)
Changes in non-cash working capital
Taxes and other receivables	9,482	(4,510)
Prepaid expenses	77,536	78,770
Accounts payable and accrued liabilities	(283,164)	11,621
Related party payables	(34,086)	(17,301)
	(230,232)	68,580
	(2,635,300)	(2,065,360)
Cash flows from investing activities
Web site development costs	(16,762)	-
	(16,762)	-
Cash flows from financing activities
Net proceeds from issuance of shares and warrants	2,453,633	-
Series A preferred stock dividend	(4,178)	(2,089)
Net proceeds from the exercise of warrants	405,183	1,266,177

	2,854,638	1,264,088
Increase (decrease) in cash and cash equivalents	202,576	(801,272)
Cash and cash equivalents - beginning of period	1,754,433	4,759,711
Cash and cash equivalents - end of period	1,957,009	3,958,439
Supplementary information
Issuance of preferred shares for the settlement of the loan payable to Valent (note 4)	-	278,530
Reclassification of derivative liability upon the exercise of Investor Warrants (note 6)	247,440	391,422
Reclassification of derivative liability upon the exchange of Investor Warrants (note 6)	-	305,112
Reclassification of derivative liability upon the amendment of warrants (note 6)	2,277,550	975,278
Reclassification of stock option liability upon the forfeiture of stock options	-	38,038
Deferred costs recognized as equity issue costs	550,119	-

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2015

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

For the six months ended December 31, 2015 the Company reported a net loss of $4,268,078 and for the fiscal year ended June 30, 2015, the Company reported a net loss of $4,347,767. The Company also reported negative cash flows from operations of $2,635,300 for the six months ended December 31, 2015 and an accumulated deficit of $22,885,550 at that date. As at December 31, 2015, the Company has cash and cash equivalents on hand of $1,957,009 and a working capital balance of $1,605,025. The Company has not begun to generate revenues from its product candidate and the Company does not have the prospect of achieving revenues in the near future. The Company will require additional funding to maintain its research and development projects and for general operations. These circumstances indicate the existence of a material uncertainty that casts substantial doubt as to the ability of the Company to meet its obligations as they come due.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. During the six months ended December 31, 2015 the Company received net proceeds of $1,903,514 from a public offering of common stock and common stock purchase warrants (note 7) and $405,183 from the exercise of warrants. However, the net proceeds from these sources are not enough to fund all of the Company’s planned activities. Management plans to secure the necessary additional financing through the issue of new equity and/or entering into strategic partnership arrangements. Nevertheless, there is no assurance that these initiatives will be successful.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2015

(expressed in US dollars unless otherwise noted)

The address of the Company’s administrative offices is Suite 720 - 999 West Broadway, Vancouver, British Columbia, V5Z 1K5 and the Company’s clinical operations are located at 3485 Edison Way, Suite R, Menlo Park, California, 94025.

Corporate history

The Company is a Nevada corporation formed on June 24, 2009 under the name Berry Only Inc. On January 25, 2013 (the “Closing Date”), the Company entered into and closed an exchange agreement (the “Exchange Agreement”), with Del Mar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), 0959454 B.C. Ltd. (“Callco”), and 0959456 B.C. Ltd. (“Exchangeco”) and the security holders of DelMar (BC). Upon closing of the Exchange Agreement, DelMar (BC) became a wholly-owned subsidiary of the Company (the “Reverse Acquisition”). As a result of the shareholders of DelMar (BC) having a controlling interest in the Company subsequent to the Reverse Acquisition, for accounting purposes the transaction is a capital transaction with DelMar (BC) being the accounting acquirer even though the legal acquirer is the Company.

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

In our 2015 Annual Report on Form 10-K/A, we restated our previously issued consolidated financial statements and the related disclosures for the fiscal years ended June 30, 2015 and June 30, 2014 and for each of the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, September 30, 2014, December 31, 2014, and March 31, 2015 (the "Restated Periods").

The restatement is the result of our corrections for the effect of financial statement errors attributable to the incorrect accounting for certain warrants issued for placement agent services issued on March 6, 2013 (the “2013 Placement Agent Warrants”). The 2013 Placement Agent Warrants were improperly accounted for as equity instruments at the time they were issued. During the preparation of our financial statements for the first quarter of fiscal 2016, we discovered that the 2013 Placement Agent Warrants represented a derivative liability and should not have been recognized as equity. The exercise price of the 2013 Placement Agent Warrants is subject to adjustment in certain circumstances. The public equity financing that was completed in August 2015 resulted in the exercise price of the 2013 Placement Agent Warrants being reduced. Accordingly, we have classified the 2013 Placement Agent Warrants as a derivative liability on the Consolidated Balance Sheets at June 30, 2015 and June 30, 2014 as well as recognized the gain/loss from the revaluation of the derivative liability in the Consolidated Statement of Operations and Comprehensive Loss of the years ended June 30, 2015 and June 30, 2014. We have also reflected the cumulative impact of the fair value adjustments from March 6, 2013 to June 30, 2014 in the accumulated deficit.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2015

(expressed in US dollars unless otherwise noted)

The aggregate impacts of correcting the errors relating to the Placement Agent Warrants, as of, and for the three and six months ended December 31, 2014 were as follows:

	Three Months Ended December 31, 2014
	As previously reported $	Restatement adjustment $	As restated $

Change in fair value of derivative liability	(435,200)	(457,126)	(892,326)
Loss for the period	1,076,759	(457,126)	619,633
Basic and diluted loss per share	0.03	(0.01)	0.02

	Six Months Ended December 31, 2014
	As previously reported $	Restatement adjustment $	As restated $

Change in fair value of derivative liability	(66,606)	(262,751)	(329,357)
Loss for the period	2,399,120	(262,751)	2,136,369
Basic and diluted loss per share	0.06	0.00	0.06

	As At December 31, 2014
	As previously reported $	Restatement adjustment $	As restated $

Derivative liability	1,567,291	1,518,889	3,086,180
Additional paid-in capital	16,625,081	(136,800)	16,488,281
Warrants	6,187,805	(6,048,994)	138,811
Accumulated deficit	(21,064,623)	4,666,905	16,397,718)

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

December 31, 2015

(expressed in US dollars unless otherwise noted)

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

Unaudited interim financial data

The accompanying unaudited December 31, 2015 consolidated condensed interim balance sheet, the consolidated condensed interim statements of loss and comprehensive loss for the three and six months ended December 31, 2015 and 2014, and consolidated condensed cash flows for the six months ended December 31, 2015 and 2014, and the related interim information contained within the notes to the consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These consolidated condensed interim financial statements should be read in conjunction with the audited financial statements of the Company as at June 30, 2015 filed in our amended Form 10-K/A filed with the Securities and Exchange Commission on November 16, 2015. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position at December 31, 2015 and results of its operations for the three and six months ended December 31, 2015 and 2014, and its cash flows for the six months ended December 31, 2015 and 2014. The results for three and six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2016 or for any other future annual or interim period.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2015

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

Intangible assets – website development costs

Website development costs are stated at cost less accumulated amortization. The Company capitalizes website development costs associated with graphics design and development of the website application and infrastructure. Costs related to planning, content input, and website operations are expensed as incurred. The Company amortizes website development costs on a straight-line basis over three years. The website costs consist of $16,762 in cash costs and $29,543 in non-cash consideration in the form of the issuance of warrants. The Company recognized $2,572 (2014 - $nil) in amortization during the three and six months ended December 31, 2015.

Loss per share

Loss per share is calculated based on the weighted average number of common shares outstanding. For the three and six month periods ended December 31, 2015 and 2014 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants and stock options are anti-dilutive. At December 31, 2015, potential common shares of 17,888,945 (December 31, 2014 – 15,409,745) relating to warrants and 3,635,000 (December 31, 2014 – 3,415,000) relating to stock options were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

December 31, 2015

(expressed in US dollars unless otherwise noted)

4	Valent Technologies, LLC

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent Technologies, LLC (“Valent”), an entity owned by the Company’s Chief Scientific Officer and director, and DelMar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $278,530 (including aggregate accrued interest to December 31, 2014 of $28,530), issued to Valent by DelMar (BC), for 278,530 shares of the Company’s Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Stated Value per year, payable quarterly in arrears.

For the three and six months ended December 31, 2015, the Company recorded $2,089 and $4,178 respectively related to the dividend payable to Valent. The dividends have been recorded as a direct increase in accumulated deficit. For the six months ended December 31, 2014 the Company accrued $2,091 in interest expense on the loan payable to the date of the conversion on September 30, 2014 and $2,089 related to the dividend for the period from October 1, 2014 to December 31, 2014.

5	Related party transactions

During the six months ended December 31, 2015

Pursuant to consulting agreements with the Company’s officers, the Company recognized a total of $240,000 in compensation expense for the six months ended December 31, 2015.

Included in accounts payable at December 31, 2015 is an aggregate amount of $56,734 (June 30, 2015 - $90,820) owed to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

The Company paid $85,000 in directors’ fees during the six months ended December 31, 2015.

The Company recorded $4,178 in dividends related to the preferred stock issued to Valent (note 4).

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2015

(expressed in US dollars unless otherwise noted)

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

Investor Warrants

In connection with the Reverse Acquisition (note 1), during the quarter ended March 31, 2013 the Company issued units consisting of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $0.80. The exercise price of the Investor Warrants is subject to adjustment in the event that the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. As a result of the financing completed by the Company during the three months ended September 30, 2015 (note 7) the exercise price of the Investor Warrants was reduced from $0.80 to $0.786. As a result of the price being reduced, the Company has recognized a loss of $8,098 on the revaluation of the warrants.

Investor Warrant exercises

During the six months ended December 31, 2015, 515,500 Investor Warrants were exercised for 515,500 shares of common stock at an exercise price of $0.786 per share. The Company received proceeds of $405,183 from these exercises. The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded resulting in $247,440 of the derivative liability being reclassified to equity.

During the six months ended December 31, 2014 the Company concluded a tender offer whereby the holders of the Investor Warrants had the opportunity to exercise their warrants at an exercise price of $0.65. Under the tender offer, a total of 762,227 warrants were exercised for net proceeds of $470,676 after payment by the Company of a 5% warrant agent fee of $24,772.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2015

(expressed in US dollars unless otherwise noted)

In addition, during the six months ended December 31, 2014, 1,223,847 warrants were exercised for 1,223,847 shares of common stock at an exercise price of $0.65 per warrant. The Company received proceeds of $795,501 from these exercises.

As a result of all of the warrant exercises during the six months ended December 31, 2014, the Company received net proceeds of $1,266,177 from the exercise of 1,986,074 warrants. The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded resulting in $391,422 of the derivative liability being reclassified to equity.

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

The 3,857,363 Investor Warrants outstanding at December 31, 2015 all have an exercise price of $0.786 and have been re-valued at December 31, 2015 using the adjusted exercise price of $0.786 and using a probability valuation model using the following assumptions: dividend rate - 0%, volatility – 99%, risk free rate – 1.18% and a term of approximately 2.25 years.

2013 Placement Agent Warrants

Also in connection with the Reverse Acquisition (note 1), on March 6, 2013 the Company issued 5,250,000 warrants (the “2013 Placement Agent Warrants”) that are exercisable at $0.80 per share until March 6, 2018 but can be exercised on a cashless basis. The exercise price of the 2013 Placement Agent Warrants is subject to adjustment in the event that the Company sells common stock at a price lower than the exercise price, subject to certain exceptions. As a result of the financing completed by the Company during the quarter ended September 30, 2015 (note 7) the exercise price of the 2013 Placement Agent Warrants was reduced from $0.80 to $0.786. As a result of the price being reduced, the Company has recognized a loss of $13,467.

On December 30, 2015, the Company entered into amendments (the “2013 Placement Agent Warrant Amendments”) with the holders of the 2013 Placement Agent Warrants. Pursuant to the 2013 Placement Agent Warrant Amendments, 5,050,000 2013 Placement Agent Warrants were amended to extend the expiration date to June 30, 2019 and remove the provision requiring an adjustment of the exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. As a result of the 2013 Placement Agent Warrant Amendments, the Company has recognized a loss of $242,400 and has reclassified $2,277,550 from the derivative liability to equity resulting in an increase to equity of $2,035,150. The 2013 Placement Agent Warrants were revalued to the date of the amendment and were then reclassified to equity.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2015

(expressed in US dollars unless otherwise noted)

Dividend Warrants

In connection with the Reverse Acquisition (note 1), effective January 24, 2013, the Company effected a warrant dividend (the “Warrant Dividend”) pursuant to which the Company issued one five-year warrant to purchase one share of common stock at an exercise price of $1.25 for each outstanding share of common stock (the “Dividend Warrants”). Pursuant to the Warrant Dividend, the Company issued an aggregate of 3,250,007 Dividend Warrants.

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

The 93,908 2015 Agent Warrants outstanding at December 31, 2015 have been re-valued at December 31, 2015 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility – 88%, risk free rate – 1.63% and a term of approximately 4.75 years.

Warrants issued for services

In a prior period, the Company issued 300,000 warrants for services. The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years. The warrants have been measured at December 31, 2014 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility – 96%, risk free rate – 1.31% and a term of approximately 3.0 years.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2015

(expressed in US dollars unless otherwise noted)

The Company’s derivative liability is summarized as follows:

	December 31, 2015 $	June 30, 2015 $
		(as restated)
Opening balance	2,364,381	5,111,007

Issuance of 2015 Agent Warrants	29,594	-
Change in fair value of warrants	1,219,634	(627,433)
Change in fair value due to change in warrant terms	263,965	(23,658)
Reclassification to equity upon amendment of warrants	(2,277,550)	(975,278)
Reclassification to equity upon exchange of warrants	-	(728,835)
Reclassification to equity upon exercise of warrants	(247,440)	(391,422)

Closing balance	1,352,584	2,364,381

7	Stockholders’ equity

Preferred stock

Authorized

5,000,000 preferred shares, $0.001 par value

Issued and outstanding

Special voting shares – at December 31, 2015 – 1 (June 30, 2015 – 1)

Series A shares – at December 31, 2015 – 278,530 (June 30, 2015 – 278,530)

Effective September 30, 2014 pursuant to the Company’s Valent Exchange Agreement (note 4), the Company filed the Series A Certificate of Designation with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 278,530 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock is entitled dividends at the rate of 3% of the Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock.

Common stock

Authorized

200,000,000 common shares, $0.001 par value

Issued and outstanding

December 31, 2015 – 44,309,098 (June 30, 2015 – 39,455,931)

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2015

(expressed in US dollars unless otherwise noted)

The issued and outstanding common shares at December 31, 2015 include 4,056,042 shares of common stock on an as-exchanged basis with respect to the shares of Exchangeco that can be exchanged for shares of common stock of the Company.

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants
		$	$	$
June 30, 2015 – as previously reported	39,455,931	39,456	17,500,008	6,138,426
Restatement adjustments	-	-	(136,800)	(6,048,994)
June 30, 2015 – as restated	39,455,931	39,456	17,363,208	89,432

Issuance of shares and warrants – net of issue costs (i)	4,277,667	4,278	1,198,453	671,189
Reclassification of warrants (ii)	-	-	2,277,550	-
Exercise of warrants for cash (iii)	515,500	515	652,108	-
Warrants issued for services (iv)	-	-	-	211,114
Shares issued for services (v)	60,000	60	80,340	-
Stock-based compensation	-	-	114,868	-

December 31, 2015	44,309,098	44,309	21,686,527	971,735

(i) On July 15, 2015 the Company’s Registration Statement on Form S-1 relating to a public offering by the Company of common stock and common stock purchase warrants (the “Offering”) was declared effective by the Securities and Exchange Commission. Pursuant to the Offering, the Company issued 4,277,667 shares of common stock at $0.60 per share and 4,277,667 warrants (the “2015 Offering Warrants”) to purchase shares of common stock at $0.001 per warrant for total gross proceeds of $2,566,660. The 2015 Offering Warrants are exercisable at $0.75 per share for a period of five years until they expire on July 31, 2020.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2015

(expressed in US dollars unless otherwise noted)

(ii) Upon the amendment of the 2013 Placement Agent Warrants, the Company reclassified the related derivative liability to equity (note 6).

(iii) During the period ended December 31, 2015, 515,500 Investor Warrants were exercised for proceeds of $405,183 (note 6).

(iv) During the period ended December 31, 2015, the Company issued 560,000 warrants for services. All warrants have an exercise price of $0.75. Of these warrants, 60,000 expire on July 31, 2020 and 500,000 expire December 1, 2020.

(v) During the period ended December 31, 2015, the Company issued 60,000 shares of common stock for services.

Stock Options

The following table sets forth the stock options outstanding:

	Number of stock options outstanding	Weighted average exercise price $

June 30, 2015	3,595,000	0.94
Granted	90,000	1.00
Cancelled	(50,000)	1.05
December 31, 2015	3,635,000	0.93

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2015

(expressed in US dollars unless otherwise noted)

The following table summarizes stock options currently outstanding and exercisable at December 31, 2015:

Exercise price $	Number outstanding at December 31, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number exercisable at December 31, 2015	Weighted average exercise price $

0.36	825,000	6.12	0.36	825,000	0.36
0.74	180,000	9.09	0.74	126,778	0.74
0.80	120,000	9.25	0.80	90,000	0.80
1.00	390,000	5.17	1.00	117,500	1.00
1.05	1,820,000	7.62	1.05	1,687,259	1.05
1.54	180,000	7.25	1.54	180,000	1.54
2.30	120,000	7.42	2.30	120,000	2.30
	3,635,000		0.93	3,146,537	0.92

Included in the number of stock options outstanding are 825,000 stock options granted at an exercise price of CDN $0.50. The exercise prices shown in the above table have been converted to $0.36 using the period ending closing exchange rate.

Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options have been re-valued using a Black-Scholes pricing model using the following assumptions:

December 31, 2015

Dividend rate	0%
Volatility	112% to 118%
Risk-free rate	1.00%
Term – years	0.5 to 1.0

The Company has recognized the following amounts as stock-based compensation expense for the periods noted:

	Three months ended December 31,		Six months ended December 31,
	2015 $	2014 $	2015 $	2014 $

Research and development	9,775	(8,077)	16,230	13,056
General and administrative	65,187	38,460	98,638	66,267

	74,962	30,383	114,868	79,323

All of the total stock option expense of $114,868 for the six months ended December 31, 2015 has been recognized as additional paid in capital. Of the stock option expense of $79,323 for the six months ended December 31, 2014 $78,694 has been recognized as additional paid in capital and $629 has been recognized as a stock option liability. The aggregate intrinsic value of stock options outstanding at December 31, 2015 was $530,269 (December 31, 2014 - $312,675) and the aggregate intrinsic value of stock options exercisable at December 31, 2015 was $515,424 (December 31, 2014 - $304,495). As of December 31, 2015 there was $12,263 in unrecognized compensation expense that will be recognized over the next year. No stock options granted under the Plan have been exercised to December 31, 2015. Upon the exercise of stock options new shares will be issued.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2015

(expressed in US dollars unless otherwise noted)

A summary of status of the Company’s unvested stock options under all plans is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2015	722,361	0.95	0.41
Granted	90,000	1.00	1.34
Vested	(273,898)	0.90	0.68
Cancelled	(50,000)	1.05	0.57

Unvested at December 31, 2015	488,463	0.97	0.52

Warrants

Certain of the Company’s warrants have been recognized as a derivative liability (note 6). The following table summarizes all of the Company’s outstanding warrants as of December 31, 2015:

Description	Number

Balance – June 30, 2015	13,472,870
2015 Offering Warrants (i)	4,277,667
2015 Agent Warrants (ii)	93,908
Warrants issued for services (iii)	560,000
Warrants exercised for cash (iv)	(515,500)

Balance - December 31, 2015	17,888,945

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2015

(expressed in US dollars unless otherwise noted)

i)	Issued as part of the Company’s financing completed in August 2015. Warrants are exercisable at $0.75 until July 31, 2020.

ii)	Issued as part of the Company’s financing completed in August 2015. The 2015 Agent Warrants are exercisable at a price of $0.75 during the period commencing January 15, 2016 until their expiry on July 15, 2020.

iii)	Warrants have an exercise price of $0.75. Of the total, 60,000 vested in tranches of 20,000 warrants each on November 30, 2015, December 31, 2015, and January 31, 2016 and are exercisable commencing January 1, 2016 until they expire on July 31, 2020. In addition, 500,000 of the warrants vest in tranches of 150,000 on December 1, 2015, and 50,000 on each of December 31, 2015, January 31, 2016, February 29, 2016, March 31, 2016, April 30, 2016, May 31, 2016, and June 30, 2016 until they expire on December 1, 2020.

iv)	515,500 Investor Warrants were exercised for cash at $0.786 per share for proceeds of $405,183.

8	Financial instruments

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

December 31, 2015

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

The Company has the following liabilities under the fair value hierarchy:

	December 31, 2015
Liability	Level 1	Level 2	Level 3

Derivative liability	-	1,352,584	-

	June 30, 2015
	(as restated)
Liability	Level 1	Level 2	Level 3

Derivative liability	-	2,364,381	-

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

Recent Highlights

●	We reported the completion of enrollment in the 14-patient expansion cohort of our Phase II clinical study of VAL-083 in patients with refractory GBM. In addition, we confirmed 40mg/m2 as the maximum tolerated dose (“MTD”) for advancement into registration-directed clinical trials. This optimized dosing regimen delivers substantially higher doses compared to previous clinical trials conducted by the National Cancer Institutes (“NCI”) in the United States. We believe that such higher doses may enhance the potential of VAL-083 to impact a patient’s tumor and as well as to improve patient outcomes;

●	We also reported the observation of a promising dose-response trend in the Phase I portion of the clinical trial. A subset analysis of GBM patients whose tumors have recurred following both front-line therapy with temozolomide and second-line bevacizumab (Avastin®) treatment in dose cohorts receiving ≥30mg/m2 had a median survival of approximately nine (9) months vs. approximately five (5) months in dose cohorts ≤5mg/m2;

●	At the Society for NeuroOncology (“SNO”) Annual Meeting in November 2015 we reported interim survival data from the 14-patient Phase II expansion cohort. A Kaplan Meyer survival estimate, based on these preliminary interim data, is consistent with that observed during the Phase I portion of the study;

●	We announced that we entered into a collaboration with the University of Texas MD Anderson Cancer Center (“MDACC”) to accelerate the clinical development of VAL-083 for the treatment of GBM. As part of the collaboration, MDACC will initiate a new Phase II clinical study with VAL-083 in patients with GBM at first recurrence/progression, prior to Avastin® exposure;

●	At the American Association for Cancer Research (“AACR”)-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics we reported additional non-clinical data supporting the favorable differentiation of VAL-083 versus standard of care in the treatment of GBM, non-small cell lung cancer (“NSCLC”) and other solid tumors. We believe these data support the potential of VAL-083 to address the modern unmet medical needs in the treatment of a range of cancers, especially where other therapies have failed or are predicted to give sub-optimal outcomes;

●	At AACR – Advances in Pediatric Research: From Mechanisms and Models to Treatment and Survivorship, we presented data indicating that VAL-083 offers potential therapeutic alternatives in difficult-to-treat pediatric brain tumors;

●	At AACR’s Advances in Ovarian Cancer Research: Exploiting Vulnerabilities Conference, we presented data supporting the effectiveness of VAL-083 against cisplatin-resistant ovarian cancers and raised the potential for VAL-083 as a treatment for ovarian cancers as a single-agent against platinum-resistant tumors or in combination with platinum-based chemotherapeutic regimens; and

●	We continued to strengthen our intellectual property portfolio. DelMar now holds six issued US patents and four issued international patents. In addition, we have filed eleven patent applications across eight patent families.

VAL-083

Clinical Developments

We anticipate advancing VAL-083 across a variety of cancer indications, including both GBM and NSCLC, in calendar 2016.

Indication	Trial Phase	Planned Initiation

Refractory GBM	II/III	2H 2016***

2nd line GBM*	II	1H 2016

1st line GBM**	II	1H 2016

NSCLC**	II	1H 2016

* Study conducted by MDACC.

** Study to be conducted in China in collaboration with Guangxi Wuzhou Pharmaceutical (Group) Co. Ltd.

*** Initiation of registration-directed Phase II/III trial subject to end of Phase II meeting with FDA and additional funding.

Background on VAL-083

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

Modern medicine allows for better management of myelosuppressive side effects. We believe this offers the potential opportunity to improve upon the drug’s already established efficacy profile by substantially increasing the dose of VAL-083 that can be safely administered to GBM patients.

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

Our research demonstrates that VAL-083’s unique cytotoxic mechanism forms DNA cross-links at the N7 position of guanine and retains cytotoxic activity independent of MGMT expression in vitro. We have presented new research at peer-reviewed scientific meetings demonstrating that VAL-083 is active in patient-derived tumor cell lines and cancer stem cells that are resistant to other chemotherapies. Of particular importance is resistance to Temodar® due to activity of the repair enzyme known as MGMT, which results in chemoresistance in many GBM patients. At AACR in 2012, we presented data demonstrating that VAL-083 is active independent of MGMT resistance in laboratory studies. VAL-083 has more potent activity against brain tumor cells in comparison to TMZ and overcome resistance associated with MGMT suggesting the potential to surpass the current standard-of-care in the treatment of GBM.

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

Interim Phase I/II Results in Refractory GBM

Our initial clinical research has been in refractory GBM, for patients who have failed currently approved therapies. These patients currently have no viable treatment options.

In 2011, we filed an investigational new drug (“IND”) application with the FDA and initiated human clinical trials with VAL-083 as a potential treatment for GBM. Details of the study, including enrollment estimates, are available at http://www.clinicaltrials.gov/ct2/show/NCT01478178?term=VAL-083&rank=1)

Our clinical trial is a Phase I/II, open-label, single arm dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics and anti-cancer activity of VAL-083 in patients with GBM. To be eligible for our clinical trial, patients must have been previously treated for GBM with surgery and/or radiation, if appropriate, and must have failed both bevacizumab (Avastin®) and temozolomide (Temodar®), unless either or both are contra-indicated.

Response to treatment with VAL-083 is measured prior to each treatment cycle. An initial phase of the study involves dose escalation cohorts until a maximum tolerated dose (“MTD”) is established in the context of modern care. The goal of our Phase I/II clinical trial is to determine a modernized dosing regimen for advancement into a registration directed clinical trial.

In the Phase I portion of the trial, we enrolled 30 GBM patients across 8 dose cohorts ranging from 1.5 to 50 mg/m2/d. Dose limiting toxicity (“DLT”) consisting of thrombocytopenia (low platelet counts) was observed at doses above 40 mg/m2/d. In accordance with the protocol, 40 mg/m2/d was defined as the maximum tolerated dose (MTD). Based on these observations, we have now enrolled an additional 14 patients in a Phase II expansion cohort at the MTD.

We have presented interim data from our Phase I/II clinical trial at peer-reviewed scientific meetings including most recently at the annual meetings of SNO in November 2015, ASCO in June 2015, and AACR in April 2015. We anticipate presenting additional data at upcoming scientific meetings during 2016.

In summary, at doses tested to date, our interim clinical data is as follows:

Safety and Tolerability

In the Phase I portion of the study, we confirmed that no drug-related severe adverse events were reported and myelosuppression was mild at doses ≤40mg/ m2/d. Dose limiting toxicity (DLT) defined by thrombocytopenia (low platelet counts) was observed at a dose of 50mg/ m2/d and at an interim dose of 45mg/ m2/d, which was added to the protocol to further explore the therapeutic window above the MTD. Notably, the low point of platelet counts (nadir) observed at doses above the MTD occurred around day 20 and generally DLT-related symptoms resolved rapidly and spontaneously without concomitant treatment.

Interim safety data from the 14-patient Phase II expansion cohort are consistent with observations from the Phase I portion of the study. Therefore, we have confirmed 40mg/m2 as the dose for advancement into registration-directed clinical trials. This optimized dosing regimen delivers substantially higher doses compared to previous clinical trials conducted by the NCI in the United States (see Doses Achieved and Pharmacokinetics below). We believe that such higher doses may enhance the potential of VAL-083 to impact a patent’s tumor and as well as to improve patient outcomes.

Therapeutic Observations

In the Phase I portion of the study, one of three GBM patients in cohort 6 (30mg/m2) and one of three GBM patients in cohort 7 (40 mg/m2) exhibited stable disease after one cycle of treatment. In earlier cohorts, we reported that two patients exhibited a response (stable disease or partial response) with a maximum response of 84 weeks and improved clinical signs prior to discontinuing due to adverse events unrelated to the study.

In the Phase 1 portion of the study, we reported that the progression free survival following treatment with VAL-083 was short (1.2 - 1.4 months) as expected since patients were not re-resected. However, preliminary analysis shows favorable increasing dose-dependent median survival after only two cycles of treatment with VAL-083: Median overall survival (“OS”) of approximately nine (9) months for patients enrolled in cohorts 6 & 7 (VAL-083 dose ≥30 mg/m2/day) vs. approximately five (5) months for patients enrolled in cohorts 1 - 3 (VAL-083 doses ≤5mg/m2/day). Based on pharmacokinetic analyses, doses above ≥30 mg/m2/day are projected to achieve sufficient drug concentrations at the tumor to achieve therapeutic benefit in patients.

At the Society for NeuroOncology Annual Meeting (November 2015), we reported interim survival data from the 14-patient Phase II expansion cohort that is consistent with that observed during the Phase I portion of the study. A Kaplan Meyer survival estimate, based on these preliminary interim data, projects a greater than nine-month median survival in refractory GBM patients whose tumors have recurred following both front-line therapy with temozolomide and second-line bevacizumab (Avastin®) treatment. We anticipate confirming the median overall survival for patients receiving a therapeutic dose of VAL-083 during the first half of 2016. These data will be used to inform the design of registration-directed Phase II/III clinical trials.

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

Observed pharmacokinetics measured by plasma concentration over time in escalating dose cohorts compared to historically literature (Eagan 1982)  relationship between plasma exposure measured by area under the curve (AUC) vs. dose of VAL-083)

The estimated tissue concentration in brain tumor tissue following three consecutive daily doses of VAL-083 was calculated based on observed concentration of VAL-083 in the plasma and historical observations from the literature

Dose	Plasma Cmax	Estimated Maximum Tumor Concentration in Brain (day 3) [b]		IC50 in GBM Cell Lines[d]
Current Trial	(g/mL) [a]	(g/g tissue)	µMc	μM
30mg/m2	0.46	0.35	2.4	~ 2 - 4
40mg/m2	0.78	0.56	3.9

aPK is measured only on Day 1, given the short t-1/2 of ~1h Cmax is assumed to be same for day 2 & 3*Volume of 1 g tissue assumed to be 1 mL

bPercent of plasma drug concentration in brain tumor = 44%, Eckhardt, 1977

cHalf-life of drug in human brain tumor tissue = 20h, Eckhardt, 1977

dIC50 range for low MGMT (U251 and SF188) and high MGMT (T98G) GBM cells treated with VAL-083 in vitro

Patient History

GBM patients enrolled in our current Phase I/II clinical trial have a growing brain tumor that has failed to respond to any other approved treatment.

GBM patients enrolled in the Phase I portion of our refractory GBM clinical trial failed prior treatment with standard front-line (temozolomide plus radiation) and 92% also failed Avastin®. In addition, 77% percent of GBM patients enrolled had also failed one or more courses of additional salvage therapy beyond temozolomide and Avastin® prior to treatment with VAL-083. Patients were not re-resected prior to treatment with VAL-083 and therefore had a growing refractory GBM tumor at the time of enrollment in our clinical trial and were considered salvage patients with an expected poor prognosis.

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

While these data are interim in nature and based on a small number of patients, we believe they support the further development of VAL-083. We anticipate presenting additional data, including data from the Phase II expansion cohort of our current clinical trial at scientific meetings during 2016. The purpose of the 14 patient Phase II expansion is to gather further safety data at our chosen therapeutic dose and to further clarify median overall survival in this patient population.

GBM patients were enrolled in our Phase I/II clinical trial at five centers: the Mayo Clinic in Rochester, Minnesota (“Mayo”), the Brain Tumor Center at University of California, San Francisco (“UCSF”), the Sarah Cannon Cancer Research Center (“SCRI”) in Nashville, Tennessee, Denver, Colorado, and the SCRI affiliate site at the Florida Cancer Specialist Research Institute in Sarasota, Florida. We plan to add additional clinical sites in order to accelerate enrollment as we advance to registration-directed clinical trials.

Registration-directed Trial

We anticipate that the registration-directed Phase II/III trial will be an open-label trial with overall survival as the primary endpoint. We plan to request a guidance meeting with the FDA during the first quarter of 2016 to discuss our proposed clinical trial design. The dose chosen, size, design and timing of initiation of the registration-directed clinical trial will depend on review of the data from the Phase II expansion phase of our current study and discussions with the FDA and our clinical advisors. Having announced full enrollment of the 14-patient expansion portion of the study and taking into account guidance from the FDA and our expected timelines, subject to funding, we believe it is possible that we will initiate registration-directed Phase II/III studies within the second half of calendar 2016. We will provide a formal update, including any adjustment to our projected timelines based on our discussions with the FDA and our clinical advisors.

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

Data from our planned registration-directed Phase II/III trial will form the basis of our application for FDA approval. Our overall goal remains to complete the registration-directed clinical trial with VAL-083 and to seek FDA approval as a new therapy for refractory glioblastoma in the timeliest manner possible. Based on our current financial resources, initiation of the registration-directed trial will require additional funding to support the expanded clinical operations necessary to conduct and manage the study.

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

Additional Clinical Trials in GBM

Based on our determination of the MTD and modernized dosing regimen in our current Phase I/II clinical trial in refractory GBM, we plan to initiate new clinical trials with the ultimate goal of seeking regulatory approval as an alternative and potentially superior chemotherapy for GBM patients whose tumors exhibit features that make them unlikely to respond to currently available chemotherapy regimens.

As previously noted, we have presented data at peer reviewed scientific meetings demonstrating that the cytotoxic activity of VAL-083 is distinct from standard-of-care in GBM. Specifically, our data shows that the tumor-killing activity of VAL-083 is independent of MGMT-mediated resistance. MGMT is believed to cause resistance to the current front-line therapy in the treatment of GBM, and is correlated with poor patient outcomes. MGMT is routinely measured in clinical practice, and we plan to utilize this measurement of a biomarker to identify patients for enrollment in new clinical trials.

GBM Study in Newly Diagnosed Patients

We plan to initiate a single-arm open label Phase II clinical trial in newly diagnosed GBM patients who are known to have a high expression of MGMT under the terms of our collaboration with Guangxi Wuzhou Pharmaceutical (Group) Co. Ltd (See Guangxi Wuzhou Pharmaceutical Company).

MGMT promoter methylation status will be used as a validated biomarker for enrollment and tumors must exhibit an unmethylated MGMT promoter for patients to be eligible for the trial. Patients will be treated with a combination of radiotherapy and VAL-083 followed by adjuvant (maintenance) therapy with VAL-083. This dosing regimen mirrors how temozolomide is currently used in the treatment of GBM, but substitutes VAL-083 as the chemotherapy in the treatment regimen. The study will assess the safety of DelMar’s modernized dosing regimen in combination with radiotherapy in the treatment of GBM. The study endpoints will also assess patient outcomes based on survival and disease progression.

Prior NCI-sponsored clinical trials demonstrated that the addition of VAL-083 to radiotherapy was superior to radiation alone in the treatment of GBM (Eagan, 1979). This study is expected to begin in the first half of 2016.

Second Line Study in GBM

In January 2016, we entered into a collaboration with the University of Texas MD Anderson Cancer Center (“MDACC”) to accelerate the clinical development of VAL-083 for the treatment of GBM. As part of the collaboration, MDACC will initiate a new randomized controlled Phase II clinical study with VAL-083 in patients with GBM at first recurrence/progression, prior to Avastin® (bevacizumab) exposure.  The planned trial will randomize patients into two arms, one arm will be treated with VAL-083 and the second control arm will be treated with CCNU, a chemotherapy with a cytotoxic mechanism similar to temozolomide. The study endpoints will assess patient outcomes based on survival and disease progression.

Patients eligible for the study will have recurrent GBM characterized by a high expression of MGMT. MGMT promoter methylation status will be used as a validated biomarker for enrollment and tumors must exhibit an unmethylated MGMT promoter for patients to be eligible for the trial. This study is expected to begin in the first half of 2016.

Based on our research and historical clinical data, we believe that VAL-083 has the potential to offer physicians and patients a new paradigm in the treatment of GBM that will address significant unmet medical needs. As described above, we anticipate advancing VAL-083 into registration-directed Phase II/III clinical trials for the treatment of GBM in patients who have failed currently approved therapies during the coming year. There are no approved treatments for these patients.

We also anticipate initiating clinical trials to position VAL-083 as an alternative to standard-of-care to temozolomide therapy in patients whose tumors are known to exhibit high-expression of MGMT, a DNA repair enzyme correlated with resistance to temozolomide and poor patient outcomes in the treatment of GBM. Taken together, we believe that favorable results from these clinical trials would create a potential new survival paradigm for GBM patients and would lay the foundation for global development to address >$1 billion market opportunity for VAL-083 as a chemotherapy of choice in the treatment of GBM

In addition, we believe that the mechanism of VAL-083 offers the potential of additive or synergistic benefit as a future combination therapy with existing chemotherapeutic agents or novel vaccines or immunotherapy approaches currently under investigation in the treatment of GBM.

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

In November 2015 at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics we presented data on the benefit of VAL-083 in combination with platinum-based chemotherapy regimens in the treatment of NSCLC. The results of the study presented provide support for VAL-083 as a viable treatment option for NSCLC patients who fail to respond to standard-of-care platinum-based therapy or TKI therapy, and also support potential therapeutic benefits of a VAL-083 along with platinum combination regimens in newly diagnosed patients. We demonstrated that the combination of VAL-083 with either cisplatin or oxaliplatin demonstrated a superadditive (synergistic) effect against NSCLC cell lines, including those resistant to TKI therapy in vitro.

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

We plan to conduct this trial in collaboration with Guangxi Wuzhou Pharmaceutical Group Co. Ltd. (Guangxi Wuzhou Pharma). Under the terms of our collaboration agreement with Guangxi Wuzhou Pharma, we are responsible for establishing protocols for and conducting clinical trials and Guangxi Wuzhou Pharma is responsible for the costs associated with clinical trials conducted in China. Our goal is to initiate this clinical trial during the first half of 2016, with the aim to develop new data to support product growth in China and to establish clinical proof of concept to expand our drug development efforts with VAL-083.

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

VAL-083 in Ovarian Cancers

In October 2015 at the AACR’s Advances in Ovarian Cancer Research: Exploiting Vulnerabilities Conference, the Company presented data from its collaboration with researchers at MD Anderson Cancer Center. The data demonstrate the effectiveness of VAL-083 against cisplatin-resistant ovarian cancers and raise the potential for VAL-083 as a treatment for ovarian cancers as a single-agent against platinum-resistant tumors or in combination with platinum-based chemotherapeutic regimens.

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

Pursuant to our agreement with Guangxi Wuzhou Pharmaceuticals we anticipate the phase IV trials in NSCLC and GBM will commence in China during the first half of calendar 2016.

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

Corporate History

We are a Nevada corporation formed on June 24, 2009 under the name Berry Only, Inc. Prior to a reverse acquisition undertaken on January 25, 2013 (see note 1 to the consolidated condensed financial statements) Berry did not have any significant assets or operations. The Company is the parent company of Del Mar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), a British Columbia, Canada corporation incorporated on April 6, 2010, that is focused on the development of drugs for the treatment of cancer. The Company is also the parent company to 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”). Callco and Exchangeco were formed to facilitate the reverse acquisition.

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

Outstanding Securities

As of February 12, 2016, we have 40,253,056 shares of common stock issued and outstanding, 4,056,042 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 17,888,945 shares of common stock, and outstanding options to purchase 3,635,000 shares of common stock. All Exchangeable Shares, warrants, and options are convertible or exercisable into one share of common stock.

Related Parties

The Company acquired its VAL-083 prototype drug, patents and technology rights from Valent Technologies, LLC, (“Valent”), an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer. As a result Valent is a related party to the Company.

The following related party transactions and balances have been recorded by the Company.

During the six months ended December 31, 2015

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $240,000 in compensation expense for the six months ended December 31, 2015.

The Company paid $85,000 in directors’ fees during the six months ended December 31, 2015.

Included in accounts payable at December 31, 2015 is an aggregate amount owing of $56,734 (June 30, 2015 - $90,820) to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

The Company recorded $4,178 in dividends related to the preferred stock issued to Valent.

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

Investor Warrants

In connection with the reverse acquisition during the quarter ended March 31, 2013 the Company issued units consisting of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $0.80. The exercise price of the Investor Warrants is subject to adjustment in the event that the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. As a result of the financing completed by the Company during the three months ended September 30, 2015 the exercise price of the Investor Warrants was reduced from $0.80 to $0.786. As a result of the price being reduced, the Company has recognized a loss of $8,098.

Investor Warrant exercises

During the six months ended December 31, 2015, 515,500 Investor Warrants were exercised for 515,500 shares of common stock at an exercise price of $0.786 per share. The Company received proceeds of $405,183 from these exercises. The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded resulting in $247,440 of the derivative liability being reclassified to equity.

During the six months ended December 31, 2014 the Company concluded a tender offer whereby the holders of the Investor Warrants had the opportunity to exercise their warrants at an exercise price of $0.65. Under the tender offer, a total of 762,227 warrants were exercised for net proceeds of $470,676 after payment by the Company of a 5% warrant agent fee of $24,772.

In addition, during the six months ended December 31, 2014, 1,223,847 warrants were exercised for 1,223,847 shares of common stock at an exercise price of $0.65 per warrant. The Company received proceeds of $795,501 from these exercises.

As a result of all of the warrant exercises during the six months ended December 31, 2014, the Company received net proceeds of $1,266,177 from the exercise of 1,986,074 warrants. The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded resulting in $391,422 of the derivative liability being reclassified to equity.

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

The 3,857,363 Investor Warrants outstanding at December 31, 2015 all have an exercise price of $0.786 and have been re-valued at December 31, 2015 using the adjusted exercise price of $0.786 and using a probability valuation model using the following assumptions: dividend rate - 0%, volatility – 99%, risk free rate – 1.18% and a term of approximately 2.25 years.

2013 Placement Agent Warrants

On March 6, 2013 the Company issued 5,250,000 warrants (the “2013 Placement Agent Warrants”) that are exercisable at $0.80 per share until March 6, 2018 but can be exercised on a cashless basis. The exercise price of the 2013 Placement Agent Warrants is subject to adjustment in the event that the Company sells common stock at a price lower than the exercise price, subject to certain exceptions. As a result of the financing completed by the Company during the quarter ended September 30, 2015 the exercise price of the Placement Agent Warrants was reduced from $0.80 to $0.786. As a result of the exercise price being reduced, the Company has recognized a loss of $13,467.

On December 30, 2015, the Company entered into amendments (the “2013 Placement Agent Warrant Amendments”) with the holders of the 2013 Placement Agent Warrants. Pursuant to the 2013 Placement Agent Warrant Amendments, 5,050,000 2013 Placement Agent Warrants were amended to extend the expiration date to June 30, 2019 and remove the provision requiring an adjustment of the exercise price in the event the Company sells common stock at a purchase price lower than the exercise price. As a result of the 2013 Placement Agent Warrant Amendments, the Company has recognized a loss of $242,400 and has reclassified $2,277,550 from the derivative liability to equity resulting in an increase in equity of $2,035,150. The 2013 Placement Agent Warrants were revalued to the date of the amendment and were then reclassified to equity.

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

2015 Agent Warrants

As part of the Company’s financing completed during the quarter ended September 30, 2015 (the “Offering”), the Company issued 93,908 warrants to certain placement agents (“2015 Agent Warrants”). The 2015 Agent Warrants are exercisable at a per share price equal to $0.75 during the five-year period commencing six months from the effective date of the Offering, which period shall not extend further than five years from the effective date of the Offering. Therefore, all Agent Warrants expire on July 15, 2020.

The 93,908 2015 Agent Warrants outstanding at December 31, 2015 have been re-valued at December 31, 2015 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility – 88%, risk free rate – 1.63% and a term of approximately 4.75 years.

Warrants issued for services

The Company has issued 300,000 warrants for services. The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years. The warrants have been measured at December 31, 2015 using a simulated probability valuation model using the following assumptions: dividend rate - 0%, volatility – 96%, risk free rate – 1.31% and a term of approximately 2.75 years.

The Company’s derivative liability is summarized as follows:

	December 31, 2015 $	June 30, 2015 $
		(as restated)

Opening balance	2,364,381	5,111,007

Issuance of 2015 Agent Warrants	29,594	–
Change in fair value of warrants	1,219,634	(627,433)
Change in fair value due to change in warrant terms	263,965	(23,658)
Reclassification to equity upon amendment of warrants	(2,277,550)	(975,278)
Reclassification to equity upon exchange of warrants	–	(728,835)
Reclassification to equity upon exercise of warrants	(247,440)	(391,422)

Closing balance	1,352,584	2,364,381

Selected Quarterly Information

The financial information reported here in has been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency at December 31, 2015 is the USD. The following table represents selected financial information for the Company as of December 31, 2015 and 2014.

Selected Balance Sheet Data

	December 31, 2015 $	June 30, 2015 $
		(as restated)

Cash and cash equivalents	1,957,009	1,754,433
Working capital	1,605,025	1,722,336
Total Assets	2,184,593	2,575,421
Derivative liability	1,352,584	2,364,381
Total stockholders’ equity (deficit)	116,729	(821,490)

Selected Statement of Operations Data

For the Three months Ended:

	December 31,	December 31,
	2015	2014
	$	$
		(as restated)

Research and development	789,187	612,169
General and administrative	890,672	656,229
Change in fair value of derivative liability	680,188	(892,326)
Change in fair value of derivative liability due to change in warrant terms	242,400	143,532
Loss on exchange of warrants	–	92,843
Foreign exchange loss	44,253	7,295
Interest income	(10)	(109)
Net loss from operations	2,646,690	619,633
Basic weighted average number of shares outstanding	43,979,516	37,798,183
Basic loss per share	0.06	0.02

For the Six months Ended:

	December 31,	December 31,
	2015	2014
	$	$
		(as restated)

Research and development	1,393,032	1,283,796
General and administrative	1,364,697	1,101,229
Change in fair value of derivative liability	1,219,634	(329,357)
Change in fair value of derivative liability due to change in warrant terms	263,965	(23,658)
Loss on exchange of warrants	-	92,843
Foreign exchange loss	26,780	9,686
Interest expense	-	2,091
Interest income	(30)	(261)
Net loss from operations	4,268,078	2,136,369
Basic weighted average number of shares outstanding	43,234,639	37,125,074
Basic loss per share	0.10	0.06

Expenses net of share-based payments

The following table discloses research and development, and general and administrative expenses net of share-based payment expenses.

For the Three months Ended:

	December 31, 2015 $	December 31, 2014 $

Research and development	789,187	612,169
Share-based payments included in research and development	(42,186)	8,077
Research and development net of share-based compensation	747,001	620,246

General and administrative	890,672	656,229
Share-based payments included in general and administrative	(288,093)	(219,647)
General and administrative net of share-based compensation	602,579	436,582

For the Six months Ended:

	December 31, 2015 $	December 31, 2014 $

Research and development	1,393,032	1,283,796
Share-based payments included in research and development	(48,641)	(13,056)
Research and development net of share-based compensation	1,344,391	1,270,740

General and administrative	1,364,697	1,101,229
Share-based payments included in general and administrative	(328,198)	(247,454)
General and administrative net of share-based compensation	1,036,499	853,775

Comparison of the three months ended December 31, 2015 and December 31, 2014

	Three Months Ended
	December 31, 2015 $		December 31, 2014 $	Change $	Change %
			(as restated)

Research and development	789,187		612,169	177,018	29
General and administrative	890,672		656,229	234,443	36
Change in fair value of derivative liability	680,188		(892,326)	1,572,514	176
Change in fair value of derivative liability due to change in warrant terms	242,400		143,532	98,868	69
Loss on exchange of warrants		-	92,843	(92,843)	(100)
Foreign exchange loss	44,253		7,295	36,958	507
Interest income	(10)		(109)	99	(91)
Net loss	2,646,690		619,633	2,027,057

Research and Development

Research and development expenses increased to $789,187 for the three months ended December 31, 2015 from $612,169 for the three months ended December 31, 2014. The increase was largely attributable to an increase in clinical development, travel, and share-based expenses partially offset by a decrease in pre-clinical research and intellectual property costs. Share-based expenses included in research and development for the three months ended December 31, 2015 were $42,186 compared to a reversal of expense of $8,077 in the three months ended December 31, 2014. In the current quarter, the Company recognized share-based expenses related to stock option expense and warrants issued for services. In the prior quarter, the Company recognized a reversal of stock option expense only.

Excluding the impact of share-based payments, research and development expenses increased to $747,001 from $620,246 during the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Clinical development costs have increased in the current quarter compared to the prior quarter due to higher monitoring and data costs as the Company continued the 14-patient expansion portion of its phase II study in refractory GBM. Travel costs increased during the three months ended December 31, 2015 compared to the three months ended December 31, 2014 as the Company attended several conferences in the current quarter in support of the release of data in new indications including pediatric brain tumors and ovarian cancer. The reduction in pre-clinical costs in the current quarter compared to the prior quarter is partially due to timing and partially due to grant funding. During the three months ended December 31, 2014, several studies were on-going at the B.C. Cancer Agency, MDACC, and the University of British Columbia. During the three months ended December 31, 2015, studies were on-going at the University of British Columbia but the balance of the pre-clinical study plan for the current period was still being finalized. In addition, the Company made more claims under its grant funding with the Government of Canada in the current quarter than in the prior quarter. Intellectual property costs decreased in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 as the Company filed new patent applications in the prior quarter which resulted in higher expenses. Patent costs can vary considerably depending on the timing of the filing of new patents, conversion of the provisional applications to PCT applications, and actual filing costs.

General and Administrative

General and administrative expenses were $890,672 for the three months ended December 31, 2015 compared to $656,229 for the three months ended December 31, 2014. Overall, professional fees, travel, facilities costs and share-based expenses were higher in the current quarter than in the prior quarter. Share-based payments increased to $288,093 in the three months ended December 31, 2015 from $219,647 for the three months ended December 31, 2014. In relation to general and administrative expenses during the three months ended December 31, 2015 the Company incurred share-based payments related to stock option expense, and shares and warrants issued for services while during the three months ended December 31, 2014 the Company incurred share-based payments relating to stock options and for shares issued for services. The increase in stock option expense in the current quarter was due to the granting of new stock options and an increase in the Company’s share price in the current quarter compared to the corresponding quarter in the prior year.

Excluding the impact of share-based payments, general and administrative expenses increased to $602,579 during the three months ended December 31, 2015 from $436,582 for the three months ended December 31, 2014. Professional fees increased during the three months ended December 31, 2015 compared to the three months ended December 31, 2014 due to higher fees related to business development, investor relations, and directors’ fees. The Company’s Board of Directors has expanded by two seats as the Company has strengthened its corporate governance. Travel costs have increased during the three months ended December 31, 2015 compared to the three months ended December 31, 2014 as the Company followed up on its financing completed during the quarter ended September 30, 2015. Facilities costs increased in the current quarter compared to the prior quarter largely due an increase in promotion costs as the Company launched its social media channels.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss. The balances recognized during the three months ended December 31, 2015 and 2014 were primarily due to changes in the Company’s common stock price between the date the warrants were last valued on September 30, 2015 and 2014 respectively and December 31, 2015 and 2014 respectively which are the revaluation dates used during the quarters ended December 31.

The Company recognized a loss of $680,188 from the change in fair value of the derivative liability for the three months ended December 31, 2015. In addition, the Company recognized a loss of $242,400 which resulted from the change in fair value of the 2013 Placement Agent Warrants when the warrant expiry date was extended as part of the amendment of the 2013 Placement Agent Warrants. For the three months ended December 31, 2014 the Company recognized a gain of $892,326 due to the change in fair value of the derivative liability. In addition, as result of amending the Investor Warrants and Dividend Warrants during the quarter ended December 31, 2014, the Company also recognized a loss of $143,532. Also, during the quarter ended December 31, 2014, the Company exchanged certain Investor Warrants for shares of common stock resulting in the recognition of a loss of $92,843 on the exchange.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate significantly.

Foreign Exchange Gain

The Company’s functional currency at December 31, 2015 is the USD but the Company incurs a portion of its expenses in CDN. The foreign exchange gains and losses are reported in other (income) loss in the Consolidated Condensed Interim Statement of Loss and Comprehensive Loss.

The Company recognized a foreign exchange loss of $44,253 for the quarter ended December 31, 2015 compared to a loss of $7,295 for the quarter ended December 31, 2014. The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN cash and accounts payable.

Preferred Share Dividend

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

For the three-months ended December 31, 2015 and 2014, the Company recorded $2,089 related to the dividend payable to Valent. The dividend has been recorded as a direct increase in accumulated deficit and was paid subsequent to quarter end.

Comparison of the six months ended December 31, 2015 and December 31, 2014

	Six Months Ended
	December 31, 2015 $	December 31, 2014 $	Change $	Change %
		(as restated)

Research and development	1,393,032	1,283,796	109,236	9
General and administrative	1,364,697	1,101,229	263,468	24
Change in fair value of derivative liability	1,219,634	(329,357)	1,548,991	470
Change in fair value of derivative liability due to change in warrant terms	263,965	(23,658)	287,623	1,216
Loss on exchange of warrants	-	92,843	(92,843)	(100)
Foreign exchange loss	26,780	9,686	17,094	176
Interest expense	-	2,091	(2,091)	(100)
Interest income	(30)	(261)	231	(89)
Net loss	4,268,078	2,136,369	2,131,709

Research and Development

Research and development expenses increased to $1,393,032 for the six months ended December 31, 2015 from $1,283,796 for the six months ended December 31, 2014. The increase was largely attributable to an increase in clinical development, travel, and share-based expenses partially offset by decreases in pre-clinical research and intellectual property costs. Share-based expenses included in research and development for the six months ended December 31, 2015 were $48,641 compared to $13,056 in the six months ended December 31, 2014. In the current period, the Company recognized share-based expenses related to stock option expense and warrants issued for services. In the prior period, the Company recognized stock option expense only.

Excluding the impact of share-based payments, research and development expenses increased to $1,344,391 from $1,270,740 during the six months ended December 31, 2015 compared to the six months ended December 31, 2014.

Clinical development costs increased in the current period compared to the prior period due to higher monitoring and data costs as the Company continued the 14-patient expansion portion of its phase II study in refractory GBM. During the three months ended September 30, 2015 we announced full enrollment of the 14-patient expansion portion of our study. In addition, we are enrolling patients at five clinics which involves increased monitoring and data costs. In the prior period, we were enrolling single cohorts of three patients at a time which resulted in lower direct clinical, monitoring, and data costs. Travel costs increased during the six months ended December 31, 2015 compared to the six months ended December 31, 2014 as the Company attended several conferences in the current period in support of the release of data in new indications including pediatric brain tumors and ovarian cancer. The reduction in pre-clinical costs in the current period compared to the prior period is partially due to timing and partially due to grant funding. During the six months ended December 31, 2014, several studies were on-going at the B.C. Cancer Agency, MDACC, and the University of British Columbia. During the six months ended December 31, 2015, studies were on-going at the University of British Columbia but the balance of the pre-clinical study plan for the current year was still being finalized. The Company made more claims under its grant funding with the Government of Canada in the current six months than in the prior six months. Intellectual property costs have decreased in the six months ended December 31, 2015 compared to the six months ended December 31, 2014 as the Company filed new patent applications in the prior period which resulted in higher expenses.

General and Administrative

General and administrative expenses were $1,364,697 for the six months ended December 31, 2015 compared to $1,101,229 for the six months ended December 31, 2014. The increase was partially attributable to an increase in share-based payments to $328,198 in the six months ended December 31, 2015 from $247,454 for the six months ended December 31, 2014. In relation to general and administrative expenses during the six months ended December 31, 2015 the Company incurred share-based payments related to stock options, and shares and warrants issued for services while during the six months ended December 31, 2014 the Company incurred share-based payments relating to stock options and for shares issued for services. The increase in stock option expense in the current period was due to the granting of new stock options and an increase in the Company’s share price in the current period compared to the corresponding period in the prior year.

Excluding the impact of share-based payments, general and administrative expenses increased to $1,036,499 during the six months ended December 31, 2015 from $853,775 for the six months ended December 31, 2014. The principal reasons for the increase were higher professional fees, travel, and facilities costs. Professional fees increased during the six months ended December 31, 2015 compared to the six months ended December 31, 2014 due to higher fees related to partnering and business development activities as well as investor relations, and directors’ fees. The Company’s Board of Directors has expanded by two seats as the Company has strengthened its corporate governance. Travel costs increased during the six months ended December 31, 2015 compared to the six months ended December 31, 2014 due to travel related to the Company’s financing completed during the quarter ended September 30, 2015 as well as follow up with investors subsequent to the closing of the financing. Facilities costs increased in the period compared to the prior period largely due an increase in promotion costs as the Company launched its social media channels.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss. The balances recognized during the six months ended December 31, 2015 and 2014 were primarily due to changes in the Company’s common stock price between the date the warrants were last valued on June 30, 2015 and 2014 respectively and December 31, 2015 and 2014 respectively which are the revaluation dates used during the six months ended December 31.

The Company recognized a loss of $1,219,634 from the change in fair value of the derivative liability for the six months ended December 31, 2015. In addition, the Company also recognized a total loss of $263,965 which resulted from the change in fair value of the 2013 Placement Agent Warrants when the warrant expiry date was extended as part of the amendment of the 2013 Placement Agent Warrants as well as from the Investor Warrants and the 2013 Placement Agent Warrants when their respective exercise prices decreased as a result of the Company issuing shares below $0.80 per share during the financing the Company completed during the quarter ended September 30, 2015.

For the six months ended December 31, 2014 the Company recognized a gain of $329,357 due to the change in fair value of the derivative liability. In addition, as result of amending the Investor Warrants and Dividend Warrants during the period ended December 31, 2014, the Company also recognized a gain of $23,658. Also, during the six months ended December 31, 2014, the Company exchanged certain Investor Warrants for shares of common stock resulting in the recognition of a loss of $92,843 on the exchange.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate significantly.

Foreign Exchange Gain

The Company’s functional currency at December 31, 2015 is the USD but the Company incurs a portion of its expenses in CDN. The foreign exchange gains and losses are reported in other (income) loss in the Consolidated Condensed Interim Statement of Loss and Comprehensive Loss.

The Company recognized a foreign exchange loss of $26,780 for the six months ended December 31, 2015 compared to a loss of $9,686 for the six months ended December 31, 2014. The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN accounts payable.

Preferred Share Dividend and Interest Expense

For the six months ended December 31, 2015 the Company recorded $4,178 related to the dividend payable to Valent. The dividend has been recorded as a direct increase in accumulated deficit and was paid subsequent to quarter end.

For the six months ended December 31, 2014, the Company recognized $2,089 related to the dividend payable to Valent and $2,091 related to accrued interest from June 30, 2014 to September 30, 2014 when the loan was converted to preferred shares. The dividend has been recorded as a direct increase in accumulated deficit and the $2,091 has been recognized as interest expense.

Liquidity and Capital Resources

Six months ended December 31, 2015 compared to the six months ended December 31, 2014

	December 31, 2014 $	December 31, 2013 $	Change $	Change %

Cash flows from operating activities	(2,635,300)	(2,065,360)	(569,940)	28
Cash flows from investing activities	(16,762)	–	(16,762)	(100)
Cash flows from financing activities	2,854,638	1,264,088	1,590,550	126

Operating Activities

Net cash used in operating activities increased to $2,635,300 for the six months ended December 31, 2015 from $2,065,360 for the six months ended December 31, 2014. During the six months ended December 31, 2015 and 2014 the Company reported net losses of $4,268,078 and $2,136,369 respectively. The loss from the revaluation of the derivative liability was $1,219,634 for the six months ended December 31, 2015 compared to a gain of $329,357 for the six months ended December 31, 2014. Excluding the impact of changes in the fair value of the derivative liability, non-cash items relating to amortization, loss due to changes in warrant terms, warrants and shares issued for services, and stock option expense totaled $643,376 for the six months ended December 31, 2015. Non-cash items relating to the accrued interest, gain due to changes in warrant terms, loss on exchange of warrants, and share-based compensation totaled $331,786 for the six months ended December 31, 2014. The most significant changes in non-cash working capital for the six months ended December 31, 2015 were cash used in a reduction of accounts payable and accrued liabilities of $283,164, cash used in a reduction of related party payables of $34,086, and cash flow from a decrease in prepaid expenses of $77,536. In the six months ended December 31, 2014 the most significant item was cash from a decrease in prepaid expenses of $78,770.

Investing Activities

During the six months ended December 31, 2015 the Company incurred $16,762 in cash costs for the development of its website. There were no investing activities during the six months ended December 31, 2014.

Financing Activities

During the six months ended December 31, 2015 the Company received $405,183 from the exercise of warrants and $2,453,633 in net proceeds from the completion of a public offering by the Company of common stock and common stock purchase warrants. Including deferred costs recorded by the Company at June 30, 2015, the total net cash proceeds of the offering was $1,903,514.

The Company received net proceeds of $1,266,177 from the exercise of warrants during the six months ended December 31, 2014.

In addition, the Company recorded $4,178 and $2,089 related to the dividend payable to Valent during the six months ended December 31, 2015 and 2014 respectively.

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

For the six-month period ended December 31, 2015, the Company reported a loss of $4,268,078 and the Company had an accumulated deficit of $22,885,550 at that date. As at December 31, 2015, the Company has cash and cash equivalents on hand of $1,957,009. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a great degree of uncertainty with respect to the expenses the Company will incur in executing its business plan. In addition, the Company has not begun to commercialize or generate revenues from any product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. During the six months ended December 31, 2015 the Company received net proceeds of $2,453,633 from a public offering of common stock and common stock purchase warrants and $405,183 from the exercise of warrants. However, the net proceeds from these sources are not enough to fund all of the Company’s planned activities. Management plans to secure the necessary additional financing through the issue of new equity and/or entering into strategic partnership arrangements. Nevertheless, there is no assurance that these initiatives will be successful.

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

Recent Developments

Effective February 10, 2016 the Board of Directors accepted the resignation of William Garner from the Board of Directors.

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

We believe that the controls that we are, and will be, implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above. The remediation of the material weakness was completed in the quarter ended December 31, 2015.

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

Changes in internal controls

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2015, we issued 60,000 shares of common stock for services, 515,500 shares of common stock upon exercise of warrants at an exercise price of $0.786, and 200,000 shares of common stock upon exchange of Exchangeable Shares.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

DelMar Pharmaceuticals, Inc.

Date: February 12, 2016	By:	/s/ Jeffrey Bacha
Jeffrey Bacha Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2016	By:	/s/ Scott Praill
Scott Praill Chief Financial Officer (Principal Financial and Accounting Officer)

