Form 10-Q
period 2016-03-31
DelMar Pharmaceuticals, Inc.
filed 2016-05-12
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 40,253,056 shares of common stock, par value $0.001, are issued and outstanding as of May 12, 2016.

1

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Financial Statements

(Unaudited)

For the nine months ended March 31, 2016

(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Balance Sheets

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	March 31, 2016 $	June 30, 2015 $
Assets			As Restated

Current assets
Cash and cash equivalents		937,355	1,754,433
Taxes and other receivables		32,142	25,831
Prepaid expenses		85,292	245,038
Deferred costs		60,647	550,119
		1,115,436	2,575,421
Intangible assets - net		39,875	–
		1,155,311	2,575,421

Liabilities

Current liabilities
Accounts payable and accrued liabilities		646,948	762,265
Related party payables	5	29,018	90,820

		675,966	853,085

Stock option liability		149,698	179,445

Derivative liability	6	1,017,250	2,364,381

		1,842,914	3,396,911

Stockholders’ accumulated deficit

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at March 31, 2016 (June 30, 2015 – 278,530)	4	278,530	278,530
1 special voting share at March 31, 2016 (June 30, 2015 – 1)		–	–

Common stock
Authorized
200,000,000 shares, $0.001 par value
44,309,098 issued at March 31, 2016 (June 30, 2015 – 39,455,931)	7	44,309	39,456

Additional paid-in capital	7	21,805,867	17,363,208

Warrants	7	1,190,553	89,432

Accumulated deficit		(24,028,040)	(18,613,294)

Accumulated other comprehensive income		21,178	21,178

		(687,603)	(821,490)

		1,155,311	2,575,421

Nature of operations and liquidity risk (note 1)

Restatement of previously issued financial statements (note 2)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Loss and Comprehensive Loss

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	Three months ended March 31, 2016 $	Three months ended March 31, 2015 $	Nine months ended March 31, 2016 $	Nine months ended March 31, 2015 $
			(as restated)		(as restated)
Expenses
Research and development		790,323	641,839	2,183,355	1,925,635
General and administrative		630,226	500,753	1,994,923	1,601,982

		1,420,549	1,142,592	4,178,278	3,527,617

Other (income) loss
Change in fair value of derivative liability	6	(276,584)	781,152	943,050	451,794
Change in fair value of derivative liability due to change in warrant terms	6	7,000	–	270,965	(23,658)
Loss on exchange of warrants	6	–	156,219	–	249,062
Foreign exchange (gain) loss		(10,523)	6,826	16,257	16,512
Interest expense		–	–	–	2,091
Interest income		(41)	(70)	(71)	(331)

		(280,148)	944,127	1,230,201	695,470

Net and comprehensive loss for the period		1,140,401	2,086,719	5,408,479	4,223,087

Basic loss per share		0.03	0.05	0.12	0.11

Basic weighted average number of shares		44,309,098	38,976,827	43,587,549	37,732,995

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Cash Flows

(Unaudited)

 (expressed in US dollars unless otherwise noted)

	Nine months ended March 31,
	2016 $	2015 $
		As Restated
Cash flows from operating activities
Loss for the period	(5,408,479)	(4,223,087)
Items not affecting cash
Amortization	6,430	–
Accrued interest	–	2,091
Change in fair value of derivative liability	943,050	451,794
Change in fair value of derivative liability due to change in warrant terms	270,965	(23,658)
Loss on exchange of warrants	–	249,062
Shares issued for services	80,400	–
Warrants issued for services	400,389	–
Stock option expense	138,711	323,358

	(3,568,534)	(3,220,440)
Changes in non-cash working capital
Taxes and other receivables	(6,311)	(39,472)
Prepaid expenses	159,746	(14,375)
Accounts payable and accrued liabilities	(115,317)	241,269
Related party payables	(61,802)	(11,457)

	(23,684)	175,965

	(3,592,218)	(3,044,475)
Cash flows from investing activities
Intangible assets	(16,762)	–
	(16,762)	–
Cash flows from financing activities
Net proceeds from issuance of shares and warrants	2,453,633	–
Series A preferred stock dividend	(6,267)	(4,178)
Net proceeds from the exercise of warrants	405,183	1,404,177
Deferred costs	(60,647)	(108,637)

	2,791,902	1,291,362
Decrease in cash and cash equivalents	(817,078)	(1,753,113)
Cash and cash equivalents - beginning of period	1,754,433	4,759,711

Cash and cash equivalents - end of period	937,355	3,006,598
Supplementary information
Issuance of preferred shares for the settlement of the loan payable to Valent (note 4)	–	278,530
Reclassification of derivative liability upon the exercise or exchange of Investor Warrants (note 6)	247,440	1,120,257
Reclassification of derivative liability upon the amendment of warrants (note 6)	2,343,300	975,278
Reclassification of stock option liability upon the forfeiture of stock options	29,747	38,038
Deferred costs recognized as equity issue costs	550,119	–

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2016

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

The Company is a Nevada corporation formed on June 24, 2009 under the name Berry Only Inc. On January 25, 2013 (the “Closing Date”), the Company entered into and closed an exchange agreement (the “Exchange Agreement”), with Del Mar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), 0959454 B.C. Ltd. (“Callco”), and 0959456 B.C. Ltd. (“Exchangeco”) and the security holders of DelMar (BC). Upon the closing of the Exchange Agreement, DelMar (BC) became a wholly-owned subsidiary of the Company (the “Reverse Acquisition”). As a result of the shareholders of DelMar (BC) having a controlling interest in the Company subsequent to the Reverse Acquisition, for accounting purposes the transaction is a capital transaction with DelMar (BC) being the accounting acquirer even though the legal acquirer is the Company.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2016

(expressed in US dollars unless otherwise noted)

Liquidity risk

For the nine-month period ended March 31, 2016, the Company reported a loss of $5,408,479 and an accumulated deficit of $24,028,040 at that date. As at March 31, 2016, the Company had cash and cash equivalents on hand of $937,355. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a great degree of uncertainty with respect to the expenses the Company will incur in executing its business plan. In addition, the Company has not begun to commercialize or generate revenues from its product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern (note 9) in the medium to longer term. Subsequent to March 31, 2016, the Company completed a convertible preferred share private placement for gross proceeds of $6.1 million. We believe, based on our current estimates, that we will be able to fund our operations beyond the next twelve months.

There is no assurance that our cost estimates will prove to be accurate or that unforeseen events, problems or delays will not occur that would require us to seek additional debt and/or equity funding. The ability of the Company to meet its obligations and continue the research and development of its product candidate is dependent on its ability to continue to raise adequate financing. There can be no assurance that such financing will be available to the Company in the amount required at any time or for any period or, if available, that it can be obtained on terms satisfactory to the Company. The Company may tailor its drug candidate development program based on the amount of funding the Company raises.

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

The restatement is the result of our corrections for the effect of financial statement errors attributable to the incorrect accounting for certain warrants issued for placement agent services issued on March 6, 2013 (the “2013 Placement Agent Warrants”). The 2013 Placement Agent Warrants were improperly accounted for as equity instruments at the time they were issued. During the preparation of our financial statements for the first quarter of fiscal 2016, we discovered that the 2013 Placement Agent Warrants represented a derivative liability and should not have been recognized as equity. The exercise price of the 2013 Placement Agent Warrants is subject to adjustment in certain circumstances. The public equity financing that we completed in August 2015 resulted in the exercise price of the 2013 Placement Agent Warrants being reduced. Accordingly, we have classified the 2013 Placement Agent Warrants as a derivative liability on the Consolidated Balance Sheets at June 30, 2015 and June 30, 2014 as well as recognized the gain/loss from the revaluation of the derivative liability in the Consolidated Statement of Operations and Comprehensive Loss of the years ended June 30, 2015 and June 30, 2014. We have also reflected the cumulative impact of the fair value adjustments from March 6, 2013 to June 30, 2014 in the accumulated deficit.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2016

(expressed in US dollars unless otherwise noted)

The aggregate impacts of correcting the errors relating to the 2013 Placement Agent Warrants, as of, and for the three and nine months ended March 31, 2015 were as follows:

	Three Months Ended March 31, 2015
	As previously reported $	Restatement adjustment $	As restated $

Change in fair value of derivative liability	343,569	437,583	781,152
Loss for the period	1,649,136	437,583	2,086,719
Basic and diluted loss per share	0.04	0.01	0.05

	Nine Months Ended March 31, 2015
	As previously reported $	Restatement adjustment $	As restated $

Change in fair value of derivative liability	276,963	174,831	451,794
Loss for the period	4,048,256	174,831	4,223,087
Basic and diluted loss per share	0.11	0.00	0.11

	As At March 31, 2015
	As previously reported $	Restatement adjustment $	As restated $

Derivative liability	1,487,137	1,956,471	3,443,608
Additional paid-in capital	17,455,279	(136,800)	17,318,479
Warrants	6,138,426	(6,048,994)	89,432
Accumulated deficit	(22,715,848)	4,229,323	(18,486,525)

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

March 31, 2016

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

Unaudited interim financial data

The accompanying unaudited March 31, 2016 consolidated condensed interim balance sheet, the consolidated condensed interim statements of loss and comprehensive loss for the three and nine months ended March 31, 2016 and 2015, and consolidated condensed cash flows for the nine months ended March 31, 2016 and 2015, and the related interim information contained within the notes to the consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These consolidated condensed interim financial statements should be read in conjunction with the audited financial statements of the Company as at June 30, 2015 filed in our amended Form 10-K/A filed with the Securities and Exchange Commission on November 16, 2015. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position at March 31, 2016 and results of its operations for the three and nine months ended March 31, 2016 and 2015, and its cash flows for the nine months ended March 31, 2016 and 2015. The results for three and nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2016 or for any other future annual or interim period.

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

Intangible assets

Website development costs

Website development costs are stated at cost less accumulated amortization. The Company capitalizes website development costs associated with graphics design and development of the website application and infrastructure. Costs related to planning, content input, and website operations are expensed as incurred. The Company amortizes website development costs on a straight-line basis over three years. The website costs consist of $16,762 in cash costs and $29,543 in non-cash consideration in the form of the issuance of warrants. The Company recognized $3,858 and $6,430 respectively, in amortization during the three and nine months ended March 31, 2016. There was no amortization in either the three or nine months ended March 31, 2015.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2016

(expressed in US dollars unless otherwise noted)

Loss per share

Loss per share is calculated based on the weighted average number of common shares outstanding. For the three and nine month periods ended March 31, 2016 and 2015 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants and stock options are anti-dilutive. At March 31, 2016, potential common shares of 18,388,945 (March 31, 2015 – 13,472,870) relating to warrants and 3,465,000 (March 31, 2015 – 3,595,000) relating to stock options were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

Accounting Standards Update (“ASU”) 2014-15 - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

The objective of the guidance is to require management to explicitly assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity's ability to continue as a going concern within one year after the issuance date of an entity’s financial statements. The new standard defines substantial doubt and provides examples of indicators thereof. The definition of substantial doubt incorporates a likelihood threshold of "probable" similar to the current use of that term in U.S. GAAP for loss contingencies. The new standard will be effective for all entities in the first annual period ending after March 15, 2016 (March 31, 2016 for calendar year-end entities). Earlier application is permitted. The Company is currently assessing this standard for its impact on future reporting periods.

4	Valent Technologies, LLC

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent Technologies, LLC (“Valent”), an entity owned by the Company’s Chief Scientific Officer and director, and DelMar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $278,530 (including aggregate accrued interest to March 31, 2015 of $28,530), issued to Valent by DelMar (BC), for 278,530 shares of the Company’s Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Stated Value per year, payable quarterly in arrears.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2016

(expressed in US dollars unless otherwise noted)

For the three and nine months ended March 31, 2016, the Company recorded $2,089 and $6,267 respectively related to the dividend payable to Valent. The dividends have been recorded as a direct increase in accumulated deficit. For the nine months ended March 31, 2015 the Company accrued $2,091 in interest expense on the loan payable to the date of the conversion on September 30, 2014 and $4,178 related to the dividend for the period from October 1, 2014 to March 31, 2015.

5	Related party transactions

During the nine months ended March 31, 2016

Pursuant to consulting agreements with the Company’s officers, the Company recognized a total of $360,000 (2015 - $385,000) in compensation expense for the nine months ended March 31, 2016.

At March 31, 2016 there is an aggregate amount of $29,018 (June 30, 2015 - $90,820) owed to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

The Company paid $127,583 in directors’ fees (2015 - $77,667) during the nine months ended March 31, 2016.

The Company recorded $6,267 in dividends related to the Series A Preferred Stock issued to Valent (note 4).

During the nine months ended March 31, 2015

Effective September 30, 2014, the Company entered into and closed an agreement with Valent to exchange its loan with Valent for 278,530 shares of preferred stock of the Company (note 4).

The Company accrued $2,091 in interest expense on the loan payable to Valent to the date of the conversion on September 30, 2014 and $4,178 related to the dividend on the Series A Preferred Stock for the period from October 1, 2014 to March 31, 2015 (note 4).

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2016

(expressed in US dollars unless otherwise noted)

Investor Warrant exercises

During the nine months ended March 31, 2016, 515,500 Investor Warrants were exercised at an exercise price of $0.786 per share. The Company received proceeds of $405,183 from these exercises. The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded resulting in $247,440 of the derivative liability being reclassified to equity.

During the nine months ended March 31, 2015 the Company concluded a tender offer whereby the holders of the Investor Warrants had the opportunity to exercise their warrants at an exercise price of $0.65. Under the tender offer, a total of 762,227 warrants were exercised for net proceeds of $470,676 after payment by the Company of a 5% warrant agent fee of $24,772. In addition, during the nine months ended March 31, 2015, 1,223,847 warrants were exercised at an exercise price of $0.65 per warrant. The Company received proceeds of $795,501 from these exercises.

As a result of all of the Investor Warrant exercises during the nine months ended March 31, 2015, the Company received net proceeds of $1,266,177 from the exercise of 1,986,074 warrants. The Investor Warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded resulting in $391,422 of the derivative liability being reclassified to equity.

Investor Warrant exchanges

On December 31, 2014, the Company issued 414,889 shares of common stock in exchange for 1,244,666 Investor Warrants. The Investor Warrants that have been exchanged were revalued at their exchange date and then a reclassification to equity was recorded. The reclassification to equity upon the exchange was $305,112. The Company recognized a loss of $92,843 at the time of the exchange.

On January 8, 2015, the Company filed a tender offer statement with the Securities and Exchange Commission, and on January 23, 2015, the Company filed an amendment thereto. The tender offer provided the holders of the Investor Warrants with the opportunity to receive one share of common stock for every three Investor Warrants tendered. On February 9, 2015 the Company’s tender offer expired. A total of 1,591,875 Investor Warrants were exchanged for 530,625 shares of common stock. The Investor Warrants that have been exchanged were revalued at their exchange date and then a reclassification to equity was recorded. The reclassification to equity upon the exchange was $423,723. The Company recognized a loss of $156,219 at the time of the exchange.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2016

(expressed in US dollars unless otherwise noted)

Investor Warrant amendments

On March 29, 2016, the Company entered into amendments (the “Investor Warrant Amendments”) with the holders of certain Investor Warrants. Pursuant to the Investor Warrant Amendments, 250,000 Investor Warrants were amended to extend the expiration date to March 31, 2019 and remove the provision requiring an adjustment of the exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. As a result of the Investor Warrant Amendments, the Company has recognized a loss of $7,000 and has reclassified $65,750 from the derivative liability to equity resulting in an increase to equity of $58,750. The Investor Warrants were revalued to the date of the amendment and were then reclassified to equity.

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

2015 Agent Warrants

As part of the Company’s financing completed during the quarter ended September 30, 2015 (note 7), the Company issued 93,908 warrants to certain placement agents (“2015 Agent Warrants”). The 2015 Agent Warrants are exercisable at a per share price equal to $0.75 during the five-year period commencing six months from the effective date of the Public Offering, which period shall not extend further than five years from the effective date of the Public Offering. Therefore, all 2015 Agent Warrants expire on July 15, 2020.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2016

(expressed in US dollars unless otherwise noted)

Warrants issued for services

In a prior period, the Company issued 300,000 warrants for services. The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years.

The Company’s derivative liability is summarized as follows:

	March 31, 2016 $	June 30, 2015 $
		(as restated)
Opening balance	2,364,381	5,111,007

Issuance of 2015 Agent Warrants	29,594	–
Change in fair value of warrants	943,050	(627,433)
Change in fair value due to change in warrant terms	270,965	(23,658)
Reclassification to equity upon amendment of warrants	(2,343,300)	(975,278)
Reclassification to equity upon exchange of warrants	–	(728,835)
Reclassification to equity upon exercise of warrants	(247,440)	(391,422)

Closing balance	1,017,250	2,364,381

7	Stockholders’ equity

Preferred stock

Authorized

5,000,000 preferred shares, $0.001 par value

Issued and outstanding

Special voting shares – at March 31, 2016 – 1 (June 30, 2015 – 1)

Series A shares – at March 31, 2016 – 278,530 (June 30, 2015 – 278,530)

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

March 31, 2016

(expressed in US dollars unless otherwise noted)

Common stock

Authorized

200,000,000 common shares, $0.001 par value

Issued and outstanding

March 31, 2016 – 44,309,098 (June 30, 2015 – 39,455,931)

The issued and outstanding common shares at March 31, 2016 include 4,056,042 shares of common stock on an as-exchanged basis with respect to the shares of Exchangeco that can be exchanged for shares of common stock of the Company.

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants
		$	$	$
June 30, 2015 – as previously reported	39,455,931	39,456	17,500,008	6,138,426
Restatement adjustments	–	–	(136,800)	(6,048,994)
June 30, 2015 – as restated	39,455,931	39,456	17,363,208	89,432

Issuance of shares and warrants – net of issue costs (i)	4,277,667	4,278	1,198,453	671,189
Reclassification of warrants (ii)	–	–	2,343,300	–
Exercise of warrants for cash (iii)	515,500	515	652,108	–
Warrants issued for services (iv)	–	–	–	429,932
Shares issued for services (v)	60,000	60	80,340	–
Stock-based compensation	–	–	138,711	–
Reclassification of stock option liability	–	–	29,747	–

March 31, 2016	44,309,098	44,309	21,805,867	1,190,553

(i) On July 15, 2015 the Company’s Registration Statement on Form S-1 relating to a public offering by the Company of common stock and common stock purchase warrants (the “Public Offering”) was declared effective by the Securities and Exchange Commission. Pursuant to the Offering, the Company issued 4,277,667 shares of common stock at $0.60 per share and 4,277,667 warrants (the “2015 Public Offering Warrants”) to purchase shares of common stock at $0.001 per warrant for total gross proceeds of $2,566,660. The 2015 Public Offering Warrants are exercisable at $0.75 per share for a period of five years until they expire on July 31, 2020.

The Company engaged certain placement agents for the sale of a portion of the shares and 2015 Public Offering Warrants. Under the Company’s engagement agreements with these placement agents, the Company agreed to pay up to a 7% cash commission and issue warrants to purchase shares of common stock (the “2015 Agent Warrants”) up to the number of shares of our common stock equal to 5% of the aggregate number of shares sold in the Offering by such placement agents. Pursuant to the placement agent agreements the Company paid a total cash commission of $80,575 and issued 93,908 2015 Agent Warrants (note 6). The 2015 Agent Warrants are exercisable at a per share price equal to $0.75 during the five-year period commencing six months from the effective date of the Public Offering, which period shall not extend further than five years from the effective date of the 2015 Public Offering. Therefore, all 2015 Agent Warrants expire on July 15, 2020.

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

March 31, 2016

(expressed in US dollars unless otherwise noted)

(ii) Upon the amendment of the Investor Warrants and the 2013 Placement Agent Warrants, the Company reclassified the related derivative liability to equity (note 6).

(iii) During the nine months ended March 31, 2016, 515,500 Investor Warrants were exercised for proceeds of $405,183 (note 6).

(iv) During the nine months ended March 31, 2016, the Company issued 1,060,000 warrants for services. All warrants have an exercise price of $0.75. Of these warrants, 60,000 expire on July 31, 2020, 500,000 expire March 1, 2020, and 500,000 expire February 1, 2021.

(v) During the nine months ended March 31, 2016, the Company issued 60,000 shares of common stock for services.

Stock Options

The following table sets forth the stock options outstanding:

	Number of stock options outstanding	Weighted average exercise price $

June 30, 2015	3,595,000	0.94
Granted	390,000	1.01
Forfeited	(470,000)	1.08
Cancelled	(50,000)	1.05
March 31, 2016	3,465,000	0.92

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2016

(expressed in US dollars unless otherwise noted)

The following table summarizes stock options currently outstanding and exercisable at March 31, 2016:

Weighted average exercise price $	Number outstanding at March 31, 2016	Weighted average remaining contractual life (years)	Number exercisable at March 31, 2016	Weighted average exercise price $

0.39	775,000	5.88	775,000	0.39
0.74	180,000	8.84	180,000	0.74
0.80	120,000	9.00	120,000	0.80
0.94	180,000	9.75	15,000	0.94
1.00	140,000	4.92	140,000	1.00
1.05	1,770,000	7.37	1,696,796	1.05
1.12	120,000	9.77	9,333	1.12
1.54	60,000	7.00	60,000	1.54
2.30	120,000	7.17	120,000	2.30
0.92	3,465,000		3,116,129	0.91

Included in the number of stock options outstanding are 775,000 stock options granted at an exercise price of CDN $0.50. The exercise prices shown in the above table have been converted to $0.39 using the period ending closing exchange rate.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2016

(expressed in US dollars unless otherwise noted)

Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options have been re-valued using a Black-Scholes pricing model using the following assumptions:

March 31, 2016

Dividend rate	0%
Volatility	84.8% to 118%
Risk-free rate	1.00%
Term - years	0.5 to 3.0

The Company has recognized the following amounts as stock option expense for the periods noted:

	Three months ended March 31,		Nine months ended March 31,
	2016 $	2015 $	2016 $	2015 $

Research and development	20,165	26,853	36,395	39,909
General and administrative	3,678	35,995	102,316	102,262

	23,843	62,848	138,711	142,171

All of the total stock option expense of $138,711 for the nine months ended March 31, 2016 has been recognized as additional paid in capital. Of the stock option expense of $142,171 for the nine months ended March 31, 2015 $142,447 has been recognized as additional paid in capital and $276 has been recognized as a reduction of the stock option liability. The aggregate intrinsic value of stock options outstanding at March 31, 2016 was $396,538 (March 31, 2015 - $345,131) and the aggregate intrinsic value of stock options exercisable at March 31, 2016 was $396,538 (March 31, 2015 - $333,139). As of March 31, 2016 there was $93,016 in unrecognized compensation expense that will be recognized over the next three years. No stock options granted under the plan have been exercised to March 31, 2016. Upon the exercise of stock options new shares will be issued.

A summary of status of the Company’s unvested stock options under the plan is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2015	722,361	0.95	0.41
Granted	390,000	1.01	0.73
Vested	(481,634)	0.91	0.64
Forfeited	(260,370)	0.92	0.24
Cancelled	(21,486)	1.05	0.57

Unvested at March 31, 2016	348,871	1.02	0.55

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2016

(expressed in US dollars unless otherwise noted)

Warrants

Certain of the Company’s warrants have been recognized as a derivative liability (note 6). The following table summarizes all of the Company’s outstanding warrants as of March 31, 2016:

Description	Number

Balance – June 30, 2015	13,472,870
2015 Public Offering Warrants (i)	4,277,667
2015 Agent Warrants (ii)	93,908
Warrants issued for services (iii)	1,060,000
Warrants exercised for cash (iv)	(515,500)

Balance - March 31, 2016	18,388,945

i)	Issued as part of the Company’s financing completed in August 2015. Warrants are exercisable at $0.75 until July 31, 2020.
ii)	Issued as part of the Company’s financing completed in August 2015. The 2015 Agent Warrants are exercisable at a price of $0.75 during the period commencing January 15, 2016 until their expiry on July 15, 2020.
iii)	Warrants have an exercise price of $0.75. Of the total, 60,000 vest in tranches of 20,000 warrants each on November 30, 2015, March 31, 2016, and January 31, 2016 and are exercisable commencing January 1, 2016 until they expire on July 31, 2020. In addition, 500,000 of the warrants vest in tranches of 150,000 on March 1, 2015, and 50,000 on each of March 31, 2016, January 31, 2016, February 29, 2016, March 31, 2016, April 30, 2016, May 31, 2016, and June 30, 2016 until they expire on March 1, 2020. Also, 500,000 of the warrants vest in tranches of 83,333 on each of February 29, 2016, March 31, 2016, April 30, 2016, May 31, 2016, June 30, 2016 and July 31, 2016 until they expire on February 1, 2021.
iv)	515,500 Investor Warrants were exercised for cash at $0.786 per share for proceeds of $405,183.
8	Financial instruments

The Company has financial instruments that are measured at fair value. To determine the fair value, we use the fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use to value an asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs based on assumptions about the factors market participants would use to value an asset or liability. The three levels of inputs that may be used to measure fair value are as follows:

·	Level one - inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities;

·	Level two - inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

·	Level three - unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2016

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2016

(expressed in US dollars unless otherwise noted)

The Company has the following liabilities under the fair value hierarchy:

	March 31, 2016

Liability	Level 1	Level 2	Level 3

Derivative liability	–	1,017,250	–

	June 30, 2015
	(as restated)

Liability	Level 1	Level 2	Level 3

Derivative liability	–	2,364,381	–

9	Subsequent events

Series B Preferred Share Issuance

On April 29, 2016, May 4, 2016, and May 12, 2016 the Company entered into Securities Purchase Agreements (the “Purchase Agreements”), pursuant to which it issued an aggregate of 764,363 shares of Series B Preferred Stock at a purchase price of at $8.00 per share for total gross proceeds of $6.1 million. Each share of Series B Preferred Stock is convertible into ten shares of common stock equating to a conversion price of $0.80 (the “Conversion Price”) and will automatically convert to common stock at the earlier of 24 hours following regulatory approval of VAL-083 with a minimum closing bid price of $2 or five years from the final closing dates. The holders of the Series B Preferred Stocks are entitled to an annual cumulative, in arrears dividend at the rate of 9% payable quarterly. The 9% dividend shall accrue quarterly commencing on the date of issue and be payable quarterly on June 30, September 30, December 31, and March 31 of each year commencing on June 30, 2016. Dividends shall be payable solely by delivery of shares of common stock (the “PIK Shares”), in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the Conversion Price. The Series B Preferred Shares do not contain any repricing features.

In addition, the Company and the holders entered into a royalty agreement, pursuant to which the Company will pay the holders of the Series B preferred shares, in aggregate, a low, single-digit royalty based on their pro rata ownership of the Series B preferred shares on products sold directly by the Company or sold pursuant to a licensing or partnering arrangement (the “Royalty Agreement”).

Upon conversion of a holder’s shares to common stock, such holder shall no longer receive ongoing royalty payments under the Royalty Agreement but will be entitled to receive any residual royalty payments that have vested. Rights to the royalties shall vest during the first three years following the applicable closing date, in equal thirds to holders of the Series B Preferred Stock on each of the three vesting dates, upon which vesting dates such royalty amounts shall become “Vested Royalties”.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2016

(expressed in US dollars unless otherwise noted)

The Company engaged certain placement agents for the sale of a portion of the Series B Preferred Stock. Under the Company’s engagement agreements with these placement agents, the Company agreed to pay up to an 8% cash commission and issue warrants to purchase shares of common stock (the “2016 Agent Warrants”) up to the number of shares of our common stock equal to 8% of the aggregate number of shares underlying the Series B Preferred Stock sold in the offering by such placement agents. Pursuant to the placement agent agreements the Company paid a total cash commission of approximately $283,000 and issued 356,050 2016 Agent Warrants. The 2016 Agent Warrants are exercisable at a per share price equal to $1.00 during the five-year period commencing six months from May 12, 2016 which period shall not extend further than five years from the closing dates. Therefore, all 2016 Agent Warrants expire on May 12, 2021.

In addition to the cash commission the Company also incurred additional cash issue and closing costs of approximately $340,000 (including costs deferred at March 31, 2016 of $60,647) resulting in net cash proceeds of approximately $5.5 million.

Investor Warrant Amendments

Subsequent to March 31, 2016, the Company amended an additional 1,970,238 Investor Warrants (note 6). As a result of the amendments, the Company has reclassified a portion of its derivative liability to equity resulting in an increase in equity of approximately $500,000.

Stock Options

Subsequent to March 31, 2016, 320,000 stock options were granted and 270,000 stock options were forfeited.

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

Recent Highlights

●	We closed a private placement for gross proceeds of $6.1 million. These proceeds have provided sufficient net equity to meet the listing requirements of a national exchange. We plan to file an application to list our shares on a national exchange as soon as practicable.

●	The United States Food and Drug Administration (“FDA”) granted an orphan drug designation to VAL-083 for the treatment of ovarian cancer and medulloblastoma. In addition, we have previously been granted an orphan drug designation for VAL-083 in glioma in the USA and Europe.

●

At the American Association for Cancer Research (“AACR”) annual meeting, we reported:

  A well-tolerated VAL-083 dosing regimen of 40 mg/m2/daily every 3 days in a 21-day cycle has been selected for advancement into a Phase III refractory GBM study;
  The Phase III study design and initiation shall be determined in consultation with the FDA during a meeting planned for the first half of 2016;
  The majority of GBM patients enrolled in DelMar’s Phase I/II clinical trial have tumors exhibiting features correlated with resistance to currently available therapies, aggressive disease and poor patient outcomes, and;
  This clinical trial is ongoing with expected median survival of eight to nine months following bevacizumab failure. Results to date support the potential of VAL-083 to offer a clinically meaningful survival benefit and a promising new treatment option for GBM patients who have failed, or are unlikely to respond to, currently available chemotherapeutic regimens.

●	We presented data demonstrating that VAL-083 induces apoptosis independent of p53 status, and appears to have a distinct mode of action from other chemotherapies widely used in the treatment of cancer.

●	We announced a collaboration with the University of Texas MD Anderson Cancer Center (“MD Anderson”) to accelerate the clinical development of VAL-083 for the treatment of GBM. As part of the collaboration, MD Anderson will initiate a new Phase II clinical study with VAL-083 in patients with GBM at first recurrence/progression, prior to Avastin® exposure;

●	At the AACR – Advances in Pediatric Research: From Mechanisms and Models to Treatment and Survivorship Conference, we presented data indicating that VAL-083 offers potential therapeutic alternatives in difficult-to-treat pediatric brain tumors. In March 2016 the FDA Office of Orphan Products Development (“OOPD”) granted orphan drug designation for VAL-083 in the treatment of medulloblastoma;

●	At the AACR – Advances in Ovarian Cancer Research: Exploiting Vulnerabilities Conference, we presented data supporting the effectiveness of VAL-083 against cisplatin-resistant ovarian cancers and raised the potential for VAL-083 as a treatment for ovarian cancers as a single-agent against platinum-resistant tumors or in combination with platinum-based chemotherapeutic regimens. In April 2016 the FDA OOPD also granted orphan drug designation for VAL-083 in the treatment of ovarian cancer;

●	We continued to strengthen our intellectual property portfolio. DelMar now holds six issued US patents and four issued international patents. In addition, we have filed eleven patent applications across eight patent families.

VAL-083

Our product candidate, VAL-083, represents a “first-in-class” small molecule chemotherapeutic which means that the molecular structure of VAL-083 is not an analogue or derivative of other small molecule chemotherapeutics approved for the treatment of cancer. VAL-083 was originally discovered in the 1960’s and has been assessed in 42 Phase I and Phase II clinical trials sponsored by the National Cancer Institute (“NCI”) in the United States as a treatment against various cancers including lung, brain, cervical, ovarian tumors and leukemia. Published pre-clinical and clinical data suggest that VAL-083 may be active against a range of tumor types. VAL-083 is approved as a cancer chemotherapeutic in China for the treatment of CML and lung cancer. VAL-083 has not been approved for any indications outside of China.

Upon obtaining regulatory approval, we intend to commercialize VAL-083 for the treatment of orphan and other cancer indications where patients have failed other therapies or have limited medical options. Orphan diseases are defined in the United States under the Rare Disease Act of 2002 as “any disease or condition that affects fewer than 200,000 persons in the United States”. The Orphan Drug Act of 1983 is a federal law that provides financial and other incentives including a seven-year period of market exclusivity in the United States to encourage the development of new treatments for orphan diseases. In February 2012, we announced that VAL-083 has been granted protection under the Orphan Drug Act by the U.S. Food and Drug Administration (“FDA”) for the treatment of glioma, including GBM. In January 2013, the European Medicines Agency (“EMA”) also granted orphan drug protection to VAL-083 for the treatment of glioma. In Europe, the period of market exclusivity is for a ten-year period.  In 2016, the FDA also granted Orphan Drug protection to VAL-083 for the treatment of medulloblastoma and ovarian cancer.

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

GBM, also known as Grade IV astrocytoma, is the most common and the most lethal form of glioma. According to the World Health Organization, GBM occurs with an incidence of 3.17 per 100,000 person-years. Approximately 15,000 new cases of GBM were expected to be diagnosed in the United States during 2015.

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

Avastin® (bevacizumab, an anti-VEGF antibody) is approved as a single agent for patients with recurrent GBM following prior therapy as an alternative to corticosteroids to relieve disease symptoms in the US, Canada, Australia and Japan. Avastin® carries a “black-box warning” related to severe, sometimes fatal, side effects related to gastrointestinal perforations, wound healing complications and hemorrhage. There are no data demonstrating an improvement in disease-related symptoms or increased survival in refractory GBM with Avastin®.

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

The primary anti-cancer mechanism of TMZ and the nitrosoureas is to attack the tumor’s DNA via alkylation of the O6-position of the DNA base residue, guanine. TMZ treatment causes DNA damage mainly by methylation at the O6-position of guanine resulting in guanine-thymine base pair mismatches during replication. Nitrosoureas mediate their cytotoxic effect by ethylation at the O6-position of guanine which produces a cross-link to cytosine residues resulting in double-strand DNA breaks during mitosis.

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

Interim Phase I/II Results in Refractory GBM

We filed an investigational new drug (“IND”) application with the FDA and initiated human clinical trials with VAL-083 as a potential treatment for refractory GBM in 2011. Details of the study are available at http://www.clinicaltrials.gov/ct2/show/NCT01478178?term=VAL-083&rank=1)

Our clinical trial is a Phase I/II, open-label, single arm dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics and anti-cancer activity of VAL-083 in patients with refractory GBM. To be eligible for our clinical trial, patients must have been previously treated for GBM with surgery and/or radiation, if appropriate, and must have failed both bevacizumab (Avastin®) and temozolomide (Temodar®), unless either or both are contra-indicated. Response to treatment with VAL-083 is measured prior to each treatment cycle.

The overall goal of our Phase I/II clinical trial is to determine a modernized dosing regimen for advancement into a registration-directed clinical trial. The Phase I portion of the study involved dose escalation cohorts until a maximum tolerated dose (“MTD”) was established in the context of modern care. A further 14 patient Phase II expansion was then enrolled at the MTD to gather further safety data at our chosen therapeutic dose and to further explore the outcomes in this patient population.

To date, 48 GBM patients have been enrolled in our Phase I/II clinical trial at five centers: the Mayo Clinic in Rochester, Minnesota (“Mayo”), the Brain Tumor Center at University of California, San Francisco (“UCSF”), the Sarah Cannon Cancer Research Center (“SCRI”) in Nashville, Tennessee, Denver, Colorado, and the SCRI affiliate site at the Florida Cancer Specialist Research Institute in Sarasota, Florida.

We have presented interim data from our Phase I/II clinical trial at peer-reviewed scientific meetings including most recently at the annual meetings of AACR in April 2016 and SNO in November 2015. We anticipate presenting additional data at upcoming scientific meetings during 2016.

In summary, at doses tested to date, our interim clinical data is as follows.

Pharmacokinetics

Pharmacokinetic (“PK”) analyses showed dose-dependent linear systemic exposure with a short (1-2h) plasma terminal half-life; average Cmax at 40 mg/m2/day was 781 ng/mL (5.3µM). The observed PK profile is comparable to published literature. Prior NCI-sponsored studies demonstrated that VAL-083 readily crosses the blood brain barrier and has a long (>20 hour) half-life in the central nervous system (“CNS”).

We believe that this PK profile is optimal for the treatment of brain tumors: A long CNS half-life is expected to maximize exposure of the drug in the brain increasing the likelihood of successful treatment outcomes, while a short plasma half-life is desirable to minimize systemic side effects.

Based on observed and previously published pharmacokinetics, DelMar believes that therapeutic doses equal to, or above, 20 mg/m2 daily on days 1, 2 and 3 of a 21-day cycle should deliver sufficient levels of VAL-083 to brain tumors to achieve a therapeutic benefit.

Safety and Tolerability

In the Phase I dose escalation regimen, no serious adverse events (“SAE”) related to Val-083 were encountered at doses up to 40 mg/m2/day.

Increasing frequency of, and higher grade, hematologic toxicities were observed at doses above 40 mg/m2/day. Consistent with the published literature, the observed dose limiting toxicity for VAL-083 is primarily thrombocytopenia (low platelets). Observed platelet nadir occurred at approximately day 18, and recovery was rapid and spontaneous following treatment.

Based on Phase I observations, fourteen additional patients were enrolled in a Phase II expansion cohort at 40mg/m2, which was established at the MTD. The purpose of the Phase II expansion cohort was to gather further safety data at our chosen therapeutic dose and to further explore the outcomes in this patient population.

Consistent with Phase I, the dose of VAL-083 of 40 mg/m2 on days 1, 2 and 3 of a 21-day cycle was generally well tolerated in Phase II. At this dose, one subject previously treated with CCNU, a nitrosourea agent, reported severe (Grade 4) thrombocytopenia. As a result of this observation, the protocol inclusion criterion for platelet count was increased from 100,000/μL to 150,000/μL for patients receiving prior nitrosoureas within 12 weeks preceding enrollment. No other dose limiting toxicities were observed in Phase II.

Based on these data, we believe that the 40mg dose is the optimal dose to advance into registration-directed Phase III clinical trials as it maximizes the amount of drug that can be delivered to the tumor while minimizing untoward toxicity.

Doses Achieved

We confirmed that we achieved doses of VAL-083 that are substantially higher than were utilized in the original published NCI-sponsored clinical trials. A summary in comparison to the NCI’s historical regimen is as follows:

Dosing Regimen & Study	Single Dose	Acute Regimen (single cycle)		Comparative Cumulative Dose (@ 35 days)	Dose Intensity (dose per week)

NCI GBM historical regimen (Eagan etal) daily x 5 q 5wks (cycle = 35 days)	25 mg/m2	x5 days =	125 mg/m2	125 mg/m2	25mg/m2/wk

DelMar VAL-083 optimized regimen daily x 3 q 3wks (cycle = 21 days)	40 mg/m2	x3 days =	120 mg/m2	240 mg/m 2	40mg/m2/wk
Daily x 5 q 5wks refers to a dosing regimen of once per day for five consecutive days every five weeks (35-day cycle); while daily x 3 q 3wks refers to a dosing regimen of once per day for three consecutive days every three weeks (21-day cycle).

Our optimized dosing regimen increases the amount of VAL-083 delivered to the CNS by 60% over historical regimens without increased toxicity. Thus, the DelMar regimen achieves both a higher maximum concentration and higher overall exposure, which we believe may increase the likelihood of successful treatment outcomes in glioblastoma and other brain tumors.

Tumor Response and Outcomes

GBM patients in our Phase I/II clinical trial were not re-resected prior to treatment with VAL-083 and therefore had a growing recurrent GBM tumor at the time of enrollment. Patients were monitored for tumor response by MRI.

Consistent with un-resected refractory GBM, median progression free survival (“PFS”) was short at 1.2 months (range: 0.2 – 20.1 months). Five GBM patients treated with VAL-083 were reported to have stable disease as their best response following treatment; the remainder reported progressive disease.

Disease progression is typical in a refractory GBM population with non-resected tumors. However, we believe that that slowed progression may provide meaningful clinical benefit in this patient population through prolonged overall survival and improved quality of life.

Ad-hoc subgroup analysis of the Phase I dose-escalation data indicated a dose response trend. Increased survival was observed following initiation of treatment in a high dose (30 and 40mg/m2) sub-group vs. a low dose (≤5mg/m2) sub-group.

Observed Survival Based on Sub-Group Analysis

According to published literature, GBM patients failing bevacizumab have a poor prognosis with expected survival of under five months. To date, more than half of patients receiving an assumed therapeutic dose of VAL-083 (≥20mg/m2) have survived more than six months following bevacizumab failure; more than 40% have survived for nine months or are currently alive, and more than 20% have survived for twelve months or are currently alive with median survival expected to be determined at between eight and nine months following bevacizumab failure.

Reference	Post Bevacizumab Salvage Therapy	Median Survival from Bevacizumab Failure
Rahman (2014)	nitrosourea	4.3 months
Mikkelson (2011)	TMZ + irinotecan	4.5 months
Lu (2011)	dasatinib	2.6 months
Reardon (2011)	etoposide	4.7 months
Reardon (2011)	TMZ	2.9 months
Iwomoto (2009)	various	5.1 months

VAL-083 interim survival @ Therapeutic Dose	6 months	9 months	12 months
After Avastin® Failure (AACR2016)	52%	43%	22%

	Expected Median OS: 8 – 9 months

While recognizing that our data are representative of a relatively small, non-controlled Phase I/II clinical trial, we believe these outcomes support the potential of VAL-083 to offer meaningful clinical benefit to GBM patients who have failed bevacizumab, compared to currently available therapy. The study is ongoing and analysis of patient outcomes is continuing. We anticipate presenting additional data at scientific meetings during 2016.

MGMT & IDH1

High expression of DNA repair protein O6-methylguanin-DNA-methyltransferase (“MGMT”) and wild-type form of the enzyme isocitrate dehydrogenase (“IDH1”) have been correlated with poor outcomes in GBM.

The methylation status of the MGMT promoter was characterized by PCR and/or ELISA for nineteen GBM patients enrolled in DelMar’s trial: IDH1 status was reported in eleven patients; both MGMT and IDH1 status were reported in four patients. Of patients tested, 84% exhibited high MGMT and 90% were wild-type IDH1. All patients whose samples were tested for both markers were MGMT unmethylated by PCR and wild-type IDH1, a genotype that is correlated with particularly poor prognosis.

MGMT and IDH-1 have been previously shown to be diagnostic markers that correlate with resistance to currently available therapies (e.g. temozolomide) and GBM patient outcomes. Measurement of these biomarkers has become routine in clinical practice. While the science behind their importance in the disease pathway and their ultimate predictive value are still being explored, we believe we will ultimately be able to use these markers in a prognostic fashion to select the patients most likely to respond to treatment as we expand the clinical development of VAL-083.

For example, we have previously demonstrated that VAL-083’s anti-tumor mechanism is active independent from the MGMT status in vitro. We can therefore utilize the measurement of MGMT to identify newly diagnosed GBM patients which are least likely to respond to temozolomide. We believe that employing this strategy will allow us to focus our development and commercialization efforts on GBM patients with the greatest unmet medical need.

Additional Planned Clinical Trials in GBM

Registration-directed Phase III Trial in Refractory GBM

We have requested a guidance meeting with the FDA and plan to meet with them during the first half of 2016 to discuss our proposed clinical trial design. The dose chosen, size, design and timing of initiation of the registration-directed clinical trial will depend on review of the data from the Phase II expansion phase of our current study and discussions with the FDA and our clinical advisors.

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

Subject to guidance from the FDA and availability of funding, we believe it is possible that we will initiate registration-directed Phase II/III studies within the next 6 - 9 months. We will provide a formal update, including any adjustment to our projected timelines based on our discussions with the FDA and our clinical advisors.

Phase II Trial in Newly Diagnosed GBM

Based on our data supporting a unique cytotoxic mechanism for VAL-083, we believe that VAL-083 may be a potentially superior alternative to currently approved chemotherapies used in the treatment of newly diagnosed GBM patients whose tumors express features, such as high expression of MGMT, that make them unlikely to respond to currently available chemotherapy such as temozolomide.

We plan to conduct a single arm open-label Phase II study in newly diagnosed GBM patients whose tumors exhibit high-expression of MGMT. In this study, VAL-083 will be combined with radiotherapy as a potential replacement for temozolomide in patients with high expression of MGMT. The main goal of the trial will be to confirm the safety of DelMar’s optimized dosing regimen in combination with radiotherapy and to investigate outcomes of the combination therapy in GBM patients with high expression of MGMT. The trial will be conducted at Sun Yat Sen University in Guangzhou China in collaboration with our partner in China, Guangxi Wuzhou Pharmaceutical Group Co. Ltd. (Guangxi Wuzhou Pharma), who will provide funding for the trial. Sun Yat Sen University has completed scientific review of our protocol and is preparing a final ethics review submission. Subject to finalization of contractual obligations between Guangxi Wuzhou Pharma and Sun Yat Sen University, and ethics committee approval, we expect to begin this study in the first half of calendar 2016.

Phase II Study in First Recurrence of GBM in Collaboration with University of Texas MD Anderson Cancer Center

In January 2016, we entered into a collaboration with MD Anderson to accelerate the clinical development of VAL-083 for the treatment of GBM. As part of the collaboration, MD Anderson will initiate a randomized Phase II clinical study with VAL-083 in patients with GBM at first recurrence/progression, prior to Avastin® (bevacizumab) exposure.  MGMT promoter methylation status will be used as a validated biomarker for enrollment and tumors must exhibit an unmethylated MGMT promoter for patients to be eligible for the trial and patients eligible for the study will have recurrent GBM characterized by a high expression of MGMT.

The primary endpoint of this trial will be overall survival at nine months in comparison to historical data. Subject to Institutional Review Board (“IRB”) approval, this study is expected to begin in the first half of 2016.

Other Indications for VAL-083

Central Nervous System Metastases of Solid Tumors

In June 2013, we announced a plan to split our ongoing Phase I/II clinical trial protocol into two separate studies: one focusing solely on refractory GBM and the other focusing on secondary brain cancers caused by other tumors that have spread to the brain. The successful management of systemic tumors by modern targeted therapies has led to increased incidence of mortality due to central nervous system metastases of lung cancer and other solid tumors.

Bases on historical clinical activity and our own research, we believe that VAL-083 may be suitable for the treatment of patients with CNS metastases who currently have limited treatment options. Subject to the availability of financial and operating resources, we plan to develop a separate protocol for the continued exploration of VAL-083 in patients with secondary brain cancer caused by a solid tumor spreading to the brain.

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

According to a survey conducted by the Chinese Ministry of Health and the Ministry of Science and Technology, smoking, poor diet, water pollution and environmental problems have caused the nation's cancer death rate to rise 80 percent in the past 30 years and cancer now accounts for 25 percent of all urban deaths and 21 percent of all rural deaths. Based on these trends, the World Health Organization projects that the incidence of lung cancer in China is expected to exceed one million (1,000,000) new cases per year by 2025.

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

•	Treatment of TKI-sensitive (A549) NSCLC with 3 mg/kg of VAL-083 resulted in tumor growth delay of 26 days compared to untreated controls. Cisplatin (5 mg/kg) resulted in tumor growth delay of just four days. In addition, mean tumor volume on day 68 was significantly reduced in animals treated with 3 mg/kg VAL-083 (p=0.001) compared to untreated controls.
•	Treatment of TKI-resistant (H1975) NSCLC with 4 mg/kg of VAL-083 resulted in a statistically significant reduction in tumor volume (p=0.01) versus untreated control after 27 days. In the same model, treatment with 5 mg/kg of cisplatin failed to achieve statistically significant reduction in tumor volume (p=0.23) versus untreated control after 27 days. Longer-term safety assessments are ongoing in this model.

In April 2016, we presented new non-clinical data at the AACR annual meeting. We reported that VAL-083:

•	induces apoptosis independent of p53 status, and appears to have a distinct mode of action from platinum-based chemotherapies widely used in the treatment of NSCLC and ovarian cancer;

•	demonstrated an ability to circumvent cisplatin-resistance in all ovarian cell lines tested;

•	was active against NSCLC tumors harboring T790M, p53 and/or KRAS mutations, known to confer resistance to currently available therapies; and

•	demonstrated super-additivity or synergy in combination with platinum-based chemotherapy.

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

We plan to conduct this trial in collaboration with Guangxi Wuzhou Pharmaceutical Group Co. Ltd. (Guangxi Wuzhou Pharma). Under the terms of our collaboration agreement with Guangxi Wuzhou Pharma, we are responsible for establishing protocols for and conducting clinical trials and Guangxi Wuzhou Pharma is responsible for the costs associated with clinical trials conducted in China. Our goal is to initiate this clinical trial as soon as practicable. with the aim to develop new data to support product growth in China and to establish clinical proof of concept to expand our drug development efforts with VAL-083.

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

VAL-083 in Pediatric Brain Cancers

In November 2015 at AACR’s - Advances in Pediatric Research: From Mechanisms and Models to Treatment and Survivorship we presented data indicating that VAL-083 offers potential therapeutic alternatives in the treatment of pediatric brain tumors. In March 2016 the FDA Office of Orphan Products Development (OOPD) granted orphan drug designation for VAL-083 in the treatment of medulloblastoma.

VAL-083 in Ovarian Cancers

In October 2015 at the AACR’s Advances in Ovarian Cancer Research: Exploiting Vulnerabilities Conference, the Company presented data from its collaboration with researchers at MD Anderson Cancer Center. The data demonstrate the effectiveness of VAL-083 against cisplatin-resistant ovarian cancers and raise the potential for VAL-083 as a treatment for ovarian cancers as a single-agent against platinum-resistant tumors or in combination with platinum-based chemotherapeutic regimens. In April 2016 the FDA OOPD also granted orphan drug designation for VAL-083 in the treatment of ovarian cancer.

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

Our collaboration with Guangxi Wuzhou Pharmaceuticals positions us with the potential to generate revenue through product sales or royalties for VAL-083’s approved indications in China while we seek global approval in new indications.

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

Outstanding Securities

As of May 12, 2016, we have 40,253,056 shares of common stock issued and outstanding, 4,056,042 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 18,744,995 shares of common stock, 764,363 shares of outstanding Series B Preferred Stock convertible into 7,643,630 shares of common stock, and outstanding options to purchase 3,515,000 shares of common stock. All Exchangeable Shares, warrants, and options are convertible or exercisable into one share of common stock. Each share of Series B Preferred Stock is convertible into ten shares of common stock.

Related Parties

The Company acquired its VAL-083 prototype drug, patents and technology rights from Valent Technologies, LLC, (“Valent”), an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer. As a result, Valent is a related party to the Company.

The following related party transactions and balances have been recorded by the Company.

During the nine months ended March 31, 2016

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $360,000 (2015 - $385,000) in compensation expense for the nine months ended March 31, 2016.

The Company paid $127,583 (2015 - $77,667) in directors’ fees during the nine months ended March 31, 2016.

At March 31, 2016 there is an aggregate amount of $29,018 (June 30, 2015 - $90,820) owed to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

The Company recorded $6,627 in dividends related to the Series A Preferred Stock issued to Valent.

During the nine months ended March 31, 2015

Effective September 30, 2014, the Company entered into and closed an agreement with Valent to exchange its loan with Valent for 278,530 shares of preferred stock of the Company.

The Company accrued $2,091 in interest expense on the loan payable to Valent to the date of the conversion on September 30, 2014 and $4,178 related to the dividend on the Series A Preferred Stock for the period from October 1, 2014 to March 31, 2015.

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

Investor Warrant exercises

During the nine months ended March 31, 2016, 515,500 Investor Warrants were exercised at an exercise price of $0.786 per share. The Company received proceeds of $405,183 from these exercises. The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded resulting in $247,440 of the derivative liability being reclassified to equity.

During the nine months ended March 31, 2015 the Company concluded a tender offer whereby the holders of the Investor Warrants had the opportunity to exercise their warrants at an exercise price of $0.65. Under the tender offer, a total of 762,227 warrants were exercised for net proceeds of $470,676 after payment by the Company of a 5% warrant agent fee of $24,772. In addition, during the nine months ended March 31, 2015, 1,223,847 warrants were exercised at an exercise price of $0.65 per share warrant. The Company received proceeds of $795,501 from these exercises.

As a result of all of the Investor Warrant exercises during the nine months ended March 31, 2015, the Company received net proceeds of $1,266,177 from the exercise of 1,986,074 warrants. The Investor Warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded resulting in $391,422 of the derivative liability being reclassified to equity.

Investor Warrant exchanges

On December 31, 2014, the Company issued 414,889 shares of common stock in exchange for 1,244,666 Investor Warrants. The Investor Warrants that have been exchanged were revalued at their exchange date and then a reclassification to equity was recorded. The reclassification to equity upon the exchange was $305,112. The Company recognized a loss of $92,843 at the time of the exchange.

On January 8, 2015, the Company filed a tender offer statement with the Securities and Exchange Commission, and on January 23, 2015, the Company filed an amendment thereto. The tender offer provided the holders of the Investor Warrants with the opportunity to receive one share of common stock for every three Investor Warrants tendered. On February 9, 2015 the Company’s tender offer expired. A total of 1,591,875 Investor Warrants were exchanged for 530,625 shares of common stock. The Investor Warrants that have been exchanged were revalued at their exchange date and then a reclassification to equity was recorded. The reclassification to equity upon the exchange was $423,723. The Company recognized a loss of $156,219 at the time of the exchange.

Investor Warrant amendments

On March 29, 2016, the Company entered into amendments (the “Investor Warrant Amendments”) with the holders of certain Investor Warrants. Pursuant to the Investor Warrant Amendments, 250,000 Investor Warrants were amended to extend the expiration date to March 31, 2019 and remove the provision requiring an adjustment of the exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. As a result of the Investor Warrant Amendments, the Company has recognized a loss of $7,000 and has reclassified $65,750 from the derivative liability to equity resulting in an increase to equity of $58,750. The Investor Warrants were revalued to the date of the amendment and were then reclassified to equity.

2013 Placement Agent Warrants

On March 6, 2013 the Company issued 5,250,000 warrants (the “2013 Placement Agent Warrants”) that are exercisable at $0.80 per share until March 6, 2018 but can be exercised on a cashless basis. The exercise price of the 2013 Placement Agent Warrants is subject to adjustment in the event that the Company sells common stock at a price lower than the exercise price, subject to certain exceptions. As a result of the financing completed by the Company during the quarter ended September 30, 2015 the exercise price of the 2013 Placement Agent Warrants was reduced from $0.80 to $0.786. As a result of the exercise price being reduced, the Company has recognized a loss of $13,467.

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

2015 Agent Warrants

As part of the Company’s financing completed during the quarter ended September 30, 2015 (the “Public Offering”), the Company issued 93,908 warrants to certain placement agents (“2015 Agent Warrants”). The 2015 Agent Warrants are exercisable at a per share price equal to $0.75 during the five-year period commencing six months from the effective date of the Public Offering, which period shall not extend further than five years from the effective date of the Public Offering. Therefore, all Agent Warrants expire on July 15, 2020.

Warrants issued for services

The Company has issued 300,000 warrants for services. The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $1.76 for five years.

The Company’s derivative liability is summarized as follows:

	March 31, 2016 $	June 30, 2015 $
		(as restated)

Opening balance	2,364,381	5,111,007

Issuance of 2015 Agent Warrants	29,594	-
Change in fair value of warrants	943,050	(627,433)
Change in fair value due to change in warrant terms	270,965	(23,658)
Reclassification to equity upon amendment of warrants	(2,343,300)	(975,278)
Reclassification to equity upon exchange of warrants	-	(728,835)
Reclassification to equity upon exercise of warrants	(247,440)	(391,422)

Closing balance	1,017,250	2,364,381

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency at March 31, 2016 is the USD. The following tables represent selected financial information for the Company for the periods presented.

Selected Balance Sheet Data

	March 31, 2016 $	June 30, 2015 $
		(as restated)

Cash and cash equivalents	937,355	1,754,433
Working capital	439,470	1,722,336
Total assets	1,155,311	2,575,421
Derivative liability	1,017,250	2,364,381
Total stockholders’ deficit	(687,603)	(821,490)

Selected Statement of Operations Data

For the three months ended:

	March 31,	March 31,
	2016	2015
	$	$
		(as restated)

Research and development	790,323	641,839
General and administrative	630,226	500,753
Change in fair value of derivative liability	(276,584)	781,152
Change in fair value of derivative liability due to change in warrant terms	7,000	-
Loss on exchange of warrants	-	156,219
Foreign exchange (gain) loss	(10,523)	6,826
Interest income	(41)	(70)
Net loss from operations	1,140,401	2,086,719
Basic weighted average number of shares outstanding	44,309,098	38,976,827
Basic loss per share	0.03	0.05

For the nine months ended:

	March 31,	March 31,
	2016	2015
	$	$
		(as restated)

Research and development	2,183,355	1,925,635
General and administrative	1,994,923	1,601,982
Change in fair value of derivative liability	943,050	451,794
Change in fair value of derivative liability due to change in warrant terms	270,965	(23,658)
Loss on exchange of warrants	-	249,062
Foreign exchange loss	16,257	16,512
Interest expense	-	2,091
Interest income	(71)	(331)
Net loss from operations	5,408,479	4,223,087
Basic weighted average number of shares outstanding	43,587,549	37,732,995
Basic loss per share	0.12	0.11

Expenses net of share-based payments

The following table discloses research and development, and general and administrative expenses net of share-based payment expenses.

For the three months ended:

	March 31, 2016 $	March 31, 2015 $

Research and development	790,323	641,839
Share-based payments included in research and development	(129,466)	(26,853)
Research and development net of share-based compensation	660,857	614,986

General and administrative	630,226	500,753
Share-based payments included in general and administrative	(113,196)	(35,995)
General and administrative net of share-based compensation	517,030	464,758

For the nine months ended:

	March 31, 2016 $	March 31, 2015 $

Research and development	2,183,355	1,925,635
Share-based payments included in research and development	(178,107)	(39,909)
Research and development net of share-based compensation	2,005,248	1,885,726

General and administrative	1,994,923	1,601,982
Share-based payments included in general and administrative	(441,393)	(283,449)
General and administrative net of share-based compensation	1,553,530	1,318,533

Comparison of the three months ended March 31, 2016 and March 31, 2015

	Three Months Ended
	March 31, 2016 $	March 31, 2015 $	Change $	Change %
		(as restated)

Research and development	790,323	641,839	148,484	23
General and administrative	630,226	500,753	129,473	26
Change in fair value of derivative liability	(276,584)	781,152	(1,057,736)	(135)
Change in fair value of derivative liability due to change in warrant terms	7,000	-	7,000	100
Loss on exchange of warrants	-	156,219	(156,219)	(100)
Foreign exchange (gain) loss	(10,523)	6,826	(17,349)	(254)
Interest income	(41)	(70)	29	(41)
Net loss	1,140,401	2,086,719	(946,318)

Research and Development

Research and development expenses increased to $790,323 for the three months ended March 31, 2016 from $641,839 for the three months ended March 31, 2015. Non-cash expenses included in research and development for the three months ended March 31, 2016 totaled $129,466 compared to $26,853 for the three months ended March 31 2015. In relation to research and development expenses during the three months ended March 31, 2016 the Company incurred stock option expense and a portion of the warrants issued for services while during the three months ended March 31, 2015 the Company recognized non-cash expenses relating to stock option expense only. Excluding the impact of non-cash expenses, research and development expenses increased to $660,857 for the three months ended March 31, 2016 from $614,986 for the three months ended March 31, 2015.

Overall, research and development costs, excluding the effect of non-cash expenses, were consistent for the three month periods ended March 31, 2016 and March 31, 2015. Clinical development costs have increased slightly in the current period due to data management and FDA meeting preparation costs, and clinical set-up expenses that were not incurred in the prior period. Clinical set-up expenses have been realized as the Company has begun preparation for its Phase III registration-directed study. Data management costs related to data collection and analysis for the dose escalation and 14-patient expansion studies. Offsetting these items during the three months ended March 31, 2016 were lower costs for drug manufacturing than in the three months ended March 31, 2015. Preclinical research expenses have decreased in the current quarter as a result of the Company recognizing higher grant proceeds in the current quarter compared to the prior quarter.

General and Administrative

General and administrative expenses were $630,226 for the three months ended March 31, 2016 compared to $500,753 for the three months ended March 31, 2015. The increase was partially attributable to an increase in non-cash expenses. Non-cash expenses increased to $113,196 for the three months ended March 31, 2016 from $35,995 for the three months ended March 31, 2015. In relation to general and administrative expenses during the three months ended March 31, 2016, the Company incurred non-cash expenses related to warrants issued for services and stock option expense while during the three months ended March 31, 2015 the Company incurred non-cash expenses relating to stock options only.

Excluding the impact of non-cash expenses, general and administrative expenses increased to $517,030 for the three months ended March 31, 2016 from $464,758 for the three months ended March 31, 2015. The principal reason for the increase was due to higher costs for press releases and other related activities such as the Company’s social media outlets which were started in the fall of 2015

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss. The balances recognized during the three months ended March 31, 2016 and 2015 were primarily due to changes in the Company’s common stock price between the date the warrants were last valued on December 31, 2015 and 2014 respectively and March 31, 2016 and 2015 respectively which are the valuation dates used during the quarters ended March 31.

The Company recognized a gain of $276,584 from the change in fair value of the derivative liability for the three months ended March 31, 2016. In addition, the Company recognized a loss of $7,000 which resulted from the amendment of certain Investor Warrants. For the three months ended March 31, 2015 the Company recognized a loss of $781,152 due to the change in fair value of the derivative liability. In addition, during the quarter ended March 31, 2015, the Company exchanged certain Investor Warrants for shares of common stock resulting in the recognition of a loss of $156,219 on the exchange.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate widely.

Foreign Exchange Gain

The Company’s functional currency at March 31, 2016 is the USD but the Company incurs a portion of its expenses in CDN. The foreign exchange gains and losses are reported in other (income) loss in the Consolidated Condensed Interim Statement of Loss and Comprehensive Loss.

The Company recognized a foreign exchange gain of $10,523 for the quarter ended March 31, 2016 compared to a loss of $6,826 for the quarter ended March 31, 2015. The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN cash and accounts payable.

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

For the three-months ended March 31, 2016 and 2015, the Company recorded $2,089 related to the dividend payable to Valent. The dividend has been recorded as a direct increase in accumulated deficit and was paid subsequent to quarter end.

Comparison of the nine months ended March 31, 2016 and March 31, 2015

	Nine Months Ended
	March 31, 2016 $	March 31, 2015 $	Change $	Change %
		(as restated)

Research and development	2,183,355	1,925,635	257,720	13
General and administrative	1,994,923	1,601,982	392,941	25
Change in fair value of derivative liability	943,050	451,794	491,256	109
Change in fair value of derivative liability due to change in warrant terms	270,965	(23,658)	294,623	1,245
Loss on exchange of warrants	-	249,062	(249,062)	(100)
Foreign exchange loss	16,257	16,512	(255)	(2)
Interest expense	-	2,091	(2,091)	(100)
Interest income	(71)	(331)	260	(78)
Net loss	5,408,479	4,223,087	1,185,392

Research and Development

Research and development expenses increased to $2,183,355 for the nine months ended March 31, 2016 from $1,925,635 for the nine months ended March 31, 2015. The increase was largely attributable to an increase in clinical development, travel, and non-cash expenses partially offset by decreases in pre-clinical research and intellectual property costs. Non-cash expenses included in research and development for the nine months ended March 31, 2016 were $178,107 compared to $39,909 in the nine months ended March 31, 2015. In the current period, the Company recognized non-cash expenses related to stock option expense and warrants issued for services. In the prior period, the Company recognized stock option expense only.

Excluding the impact of non-cash expenses, research and development expenses increased to $2,005,248 from $1,885,726 during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. Clinical development costs increased in the current period compared to the prior period partially due to higher monitoring costs as the Company continued the 14-patient expansion portion of its phase I/II study. During the three months ended September 30, 2015 we announced full enrollment of the 14-patient expansion portion of our study. In addition, we have enrolled patients at five clinics which involves increased monitoring and data costs. In the prior period, we were enrolling single cohorts of three patients at a time which resulted in lower direct clinical, monitoring, and data management costs. Clinical development costs have also increased due to data management and FDA meeting preparation costs, as well as clinical set-up expenses that were not incurred in the prior period. Data management costs were incurred related to data collection and analysis for the dose escalation and 14-patient expansion studies. Clinical set-up expenses have been incurred as the Company begins preparation for its Phase III registration-directed study.

Travel costs increased during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 as the Company attended several conferences in the current period in support of the release of data in new indications including pediatric brain tumors and ovarian cancer. The reduction in pre-clinical costs in the current period compared to the prior period is partially due to timing and partially due to grant funding. During the nine months ended March 31, 2015, several studies were on-going at the B.C. Cancer Agency, MD Anderson, and the University of British Columbia. During the nine months ended March 31, 2016, studies were on-going at the University of British Columbia but the balance of the pre-clinical study plan was still being finalized. Also, the Company made more claims under its grant funding with the Government of Canada in the current nine months than in the prior nine months. Intellectual property costs have decreased in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 as the Company filed more new patent applications in the prior period which resulted in higher expenses.

General and Administrative

General and administrative expenses were $1,994,923 for the nine months ended March 31, 2016 compared to $1,601,982 for the nine months ended March 31, 2015. The increase was partially attributable to an increase in non-cash expenses to $441,393 in the nine months ended March 31, 2016 from $283,449 for the nine months ended March 31, 2015. In relation to general and administrative expenses during the nine months ended March 31, 2016 the Company incurred non-cash expenses related to stock options, and shares and warrants issued for services while during the nine months ended March 31, 2015 the Company incurred non-cash expenses relating to stock options and for shares issued for services.

Excluding the impact of non-cash expenses, general and administrative expenses increased to $1,553,530 during the nine months ended March 31, 2016 from $1,318,553 for the nine months ended March 31, 2015. The principal reasons for the increase were higher professional fees, travel, and facilities costs. Professional fees increased during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 due to higher fees related to partnering and business development activities as well as investor relations, and directors’ fees. The Company’s Board of Directors has expanded by two seats as the Company has strengthened its corporate governance. Travel costs increased during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 due to travel related to the Company’s financing completed during the quarter ended September 30, 2015 as well as follow up with investors subsequent to the closing of the financing. Facilities costs increased in the period compared to the prior period largely due an increase in promotion costs as the Company launched its social media channels.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss. The balances recognized during the nine months ended March 31, 2016 and 2015 were primarily due to changes in the Company’s common stock price between the date the warrants were last valued on June 30, 2015 and 2014 respectively and March 31, 2016 and 2015 respectively which are the valuation dates used during the nine months ended March 31.

The Company recognized a loss of $943,050 from the change in fair value of the derivative liability for the nine months ended March 31, 2016. In addition, the Company also recognized a total loss of $270,965 which resulted from the change in fair value of the 2013 Placement Agent Warrants and the Investor Warrants upon their respective amendments. For the nine months ended March 31, 2015 the Company recognized a loss of $451,794 due to the change in fair value of the derivative liability. In addition, as result of amending Investor Warrants and Dividend Warrants during the period ended March 31, 2015, the Company also recognized a gain of $23,658. Also, during the nine months ended March 31, 2015, the Company exchanged certain Investor Warrants for shares of common stock resulting in the recognition of a loss of $249,062 on the exchange.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate significantly.

Foreign Exchange Gain

The Company’s functional currency at March 31, 2016 is the USD but the Company incurs a portion of its expenses in CDN. The foreign exchange gains and losses are reported in other (income) loss in the Consolidated Condensed Interim Statement of Loss and Comprehensive Loss.

The Company recognized a foreign exchange loss of $16,257 for the nine months ended March 31, 2016 compared to a loss of $16,512 for the nine months ended March 31, 2015. The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN accounts payable.

Preferred Share Dividend and Interest Expense

For the nine months ended March 31, 2016 the Company recorded $6,267 related to the dividend payable to Valent. The dividend has been recorded as a direct increase in accumulated deficit and was paid subsequent to quarter end.

For the nine months ended March 31, 2015, the Company recognized $4,178 related to the dividend payable to Valent and $2,091 related to interest from June 30, 2014 to September 30, 2014 when the loan was converted to preferred shares. The dividend has been recorded as a direct increase in accumulated deficit and the $2,091 has been recognized as interest expense.

Liquidity and Capital Resources

Nine months ended March 31, 2016 compared to the nine months ended March 31, 2015

	March 31, 2016 $	March 31, 2015 $	Change $	Change %

Cash flows from operating activities	(3,592,218)	(3,044,475)	(547,743)	18
Cash flows from investing activities	(16,762)	-	(16,762)	(100)
Cash flows from financing activities	2,791,902	1,291,362	1,500,540	116

Operating Activities

Net cash used in operating activities increased to $3,592,218 for the nine months ended March 31, 2016 from $3,044,475 for the nine months ended March 31, 2015. During the nine months ended March 31, 2016 and 2015 the Company reported net losses of $5,408,479 and $4,223,087 respectively. The loss from the revaluation of the derivative liability was $943,050 for the nine months ended March 31, 2016 compared to a loss of $451,794 for the nine months ended March 31, 2015. Excluding the impact of changes in the fair value of the derivative liability, non-cash items relating to amortization, loss due to changes in warrant terms, warrants and shares issued for services, and stock option expense totaled $896,895 for the nine months ended March 31, 2016. Non-cash items relating to the accrued interest, gain due to changes in warrant terms, loss on exchange of warrants, and share-based compensation totaled $550,853 for the nine months ended March 31, 2015. The most significant changes in non-cash working capital for the nine months ended March 31, 2016 were cash used in a reduction of accounts payable and accrued liabilities of $115,317, cash used in a reduction of related party payables of $61,802, and cash flow from a decrease in prepaid expenses of $159,746. In the nine months ended March 31, 2015 the most significant item was cash from an increase in accounts payable and accrued liabilities of $241,269.

Investing Activities

During the nine months ended March 31, 2016 the Company incurred $16,762 in cash costs for the development of its web site. There were no investing activities during the nine months ended March 31, 2015.

Financing Activities

During the nine months ended March 31, 2016 the Company received $405,183 from the exercise of warrants and $2,453,633 in net proceeds from the completion of a public offering by the Company of common stock and common stock purchase warrants. Including deferred costs recorded by the Company at June 30, 2015, the total net cash proceeds of the offering was $1,903,514.

The Company received net proceeds of $1,404,177 from the exercise of warrants during the nine months ended March 31, 2015.

In addition, the Company recorded $6,267 and $4,178 related to the dividend payable to Valent during the nine months ended March 31, 2016 and 2015 respectively.

Operating Capital and Capital Expenditure Requirements

Liquidity Risk

(See note 1 to the Consolidated Condensed Interim Financial Statements)

For the nine-month period ended March 31, 2016, the Company reported a loss of $5,408,479 and an accumulated deficit of $24,028,040 at that date. As at March 31, 2016, the Company had cash and cash equivalents on hand of $937,355. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a great degree of uncertainty with respect to the expenses the Company will incur in executing its business plan. In addition, the Company has not begun to commercialize or generate revenues from its product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. Subsequent to March 31, 2016, the Company completed a convertible preferred share private placement for gross proceeds of $6.1 million. We believe, based on our current estimates, that we will be able to fund our operations beyond the next twelve months.

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

Warrants and shares issued for services

Periodically, the Company has issued equity instruments for services provided by employees and nonemployees. The equity instruments are valued at the fair value of the instrument granted.

Stock options

The Company accounts for these awards under ASC 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. Compensation expense for unvested options to non-employees is revalued at each period end and is being amortized over the vesting period of the options. The determination of grant-date fair value for stock option awards is estimated using the Black-Scholes model, which includes variables such as the expected volatility of the Company’s share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for non-cash expenses. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including type of awards granted, employee class, and historical experience. Actual results and future estimates may differ substantially from current estimates.

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

Other Events

In conjunction with our Series B preferred Stock financing, we entered into a lock-up agreement with a former director limiting his share sales for a period ending June 30, 2017.

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

Changes in internal controls

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DelMar Pharmaceuticals, Inc.

Date: May 12, 2016	By:	/s/ Jeffrey Bacha
Jeffrey Bacha Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2016	By:	/s/ Scott Praill
Scott Praill Chief Financial Officer (Principal Financial and Accounting Officer)

