Form 10-K
period 2016-06-30
DelMar Pharmaceuticals, Inc.
filed 2016-09-13
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2016

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

Title of Class: Common Stock, par value $0.001

Name of exchange on which registered: The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☐ Yes     ☑ No

As of December 31, 2015, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of our common stock of $3.76 was approximately $15.9 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of September 12, 2016 was 10,317,193.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

PART I

Item 1. Business.

Background

DelMar Pharmaceuticals, Inc. (the “Company”) is a clinical stage drug development company with a focus on the treatment of cancer. We are conducting clinical trials in the United States with our product candidate, VAL-083, as a potential new treatment for glioblastoma multiforme (“GBM”), the most common and aggressive form of brain cancer. Our mission is to benefit patients and create shareholder value by rapidly developing and commercializing anti-cancer therapies in orphan cancer indications where patients have failed, or are unlikely to respond to, modern therapy. We have presented interim data from our clinical trial at peer reviewed scientific meetings demonstrating that VAL-083 can shrink or halt the growth of tumors in some brain cancer patients who have failed other approved treatments. Currently, there is no approved therapy for these patients.

In addition to our clinical development activities in the United States, we have obtained certain exclusive commercial rights to VAL-083 in China where it is approved as a chemotherapy for the treatment of chronic myelogenous leukemia (“CML”) and lung cancer. We have entered into a collaboration agreement with the only manufacturer presently licensed by the China Food and Drug Administration (“CFDA”) to produce the product for the China market. This agreement potentially positions us to generate future royalty revenue through product sales or royalties for its approved indications in China while we seek global approval in new indications.

We have filed a broad portfolio of patent applications to protect our intellectual property. Our patent applications claim compositions and methods of use of VAL-083 and related compounds, synthetic methods and quality controls for the manufacturing process of VAL-083. We believe that our portfolio of intellectual property rights provides a defensible market position for the commercialization of VAL-083. In addition, VAL-083 has been granted protection under the Orphan Drug Act by the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) for the treatment of glioma, including GBM. In 2016, the FDA also granted Orphan Drug protection to VAL-083 for the treatment of medulloblastoma and ovarian cancer.

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

We also believe the experience of our clinical development team will position us to be able to acquire, or license, additional product candidates in order to establish a pipeline of product opportunities. We plan to seek marketing partnerships to supplement our own commercialization efforts and potentially generate future royalty revenue.

Recent Highlights

●	In the quarter ended June 30, 2016, we raised gross proceeds of approximately $7.2 million in a private placement from the sale of convertible preferred stock.

●	On July 12, 2016 our common stock began trading on the Nasdaq Capital Markets under the symbol “DMPI”.

●	We entered into a collaboration research agreement with Accurexa, Inc. to explore local delivery of VAL-083 as a potential combination therapy for the treatment of brain tumors.

●	In the spring of 2016, the FDA Office of Orphan Products Development (“OOPD”) granted orphan drug designations to VAL-083 for the treatment of ovarian cancer and medulloblastoma. We have previously been granted an orphan drug designation for VAL-083 in glioma in the USA and Europe.

●	At the American Association for Cancer Research (“AACR”) and the American Association of Clinical Oncology (“ASCO”) respective annual meetings, we announced the completion of our Phase I/II clinical trial of VAL-083 in refractory GBM. Specifically, we reported:

o	A well-tolerated VAL-083 dosing regimen of 40 mg/m2/daily every 3 days in a 21-day cycle has been selected for advancement into a Phase III refractory GBM study;

o	Median survival of patients receiving an assumed therapeutic dose of VAL-083 (≥20mg/m2) was 8.35 months following bevacizumab (Avastin®) failure suggesting that VAL-083 may offer improved survival for GBM patients in comparison to currently available salvage therapy; and.

o	A successful completion of an ‘End of Phase II’ meeting with the USFDA and plans to advance VAL-083 into a pivotal Phase III clinical trial for refractory GBM as soon as practicable.

●	At AACR, we presented additional data demonstrating that VAL-083 exhibits a distinct mode of action from other chemotherapies widely used in the treatment of cancer.

●	We announced a collaboration with the University of Texas MD Anderson Cancer Center (“MD Anderson”) to accelerate the clinical development of VAL-083 for the treatment of GBM. As part of the collaboration, MD Anderson will initiate a new Phase II clinical study with VAL-083 in patients with GBM at first recurrence/progression, prior to Avastin® exposure.

●	At the AACR – Advances in Pediatric Research: From Mechanisms and Models to Treatment and Survivorship Conference, we presented data indicating that VAL-083 offers potential therapeutic alternatives in difficult-to-treat pediatric brain tumors.

●	At the AACR – Advances in Ovarian Cancer Research: Exploiting Vulnerabilities Conference, we presented data supporting the effectiveness of VAL-083 against cisplatin-resistant ovarian cancers and raised the potential for VAL-083 as a treatment for ovarian cancers as a single-agent against platinum-resistant tumors or in combination with platinum-based chemotherapeutic regimens.

●	We presented new non-clinical data supporting the differentiation of VAL-083 in the treatment of lung cancer at the AACR annual meeting and at the 16th World Congress on Lung Cancer.

●	We continued to strengthen our intellectual property portfolio. DelMar now holds six issued US patents and seven issued patents outside of the US. We have thirteen patent families in various stages of prosecution, and over 100 patent filings in total.

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

We research the mechanism of action of potential product candidates to determine the clinical indications best suited for therapy and seek to rapidly advance into human clinical trials and toward commercialization. The mechanism of action of VAL-083 is understood to be a bi-functional alkylating agent. Alkylating agents are a commonly used class of chemotherapy drugs. They exhibit anti-cancer effects by binding to DNA and interfering with normal processes within the cancer cell, which prevents the cell from making the proteins needed to grow and survive. After exposure to alkylating agents, the cancer cell becomes dysfunctional and dies. There are a number of alkylating agents on the market that are used by physicians to treat different types of cancer.

VAL-083 attacks cancer cells via a unique mechanism of action which is distinct from other chemotherapies used in the treatment of cancer. Based on published research and our own data, the cytotoxic functional groups and the mechanism of action of VAL-083 are understood to be functionally different from alkylating agents commonly used in the treatment of cancer. VAL-083 has previously demonstrated activity in cell-lines that are resistant to other types of chemotherapy. No evidence of cross-resistance has been reported in published clinical studies. Therefore, we believe that VAL-083 may be effective in treating tumors that have failed or become resistant to other chemotherapies.

VAL-083 readily crosses the blood brain barrier where it maintains a long half-life in comparison to the plasma. Published pre-clinical and clinical research demonstrate that VAL-083 is selective for brain tumor tissue.

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

Glioblastoma Multiforme (“GBM”), also known as Grade IV astrocytoma, is the most common and the most lethal form of glioma. According to the World Health Organization, GBM occurs with an incidence of 3.17 per 100,000 person-years. Approximately 15,000 new cases of GBM are expected to be diagnosed in the United States during 2016.

GBM progresses quickly and patients deteriorate rapidly. Common symptoms include headaches, seizures, nausea, weakness, paralysis and personality or cognitive changes such as loss of speech or difficulty in thinking clearly. The majority of GBM patients do not survive for more than two years following diagnosis, and the median survival in newly diagnosed patients with best available treatments is less than 15 months.

Standard treatment following diagnosis includes surgical resection to remove as much of the tumor as possible (“debulking”) followed by radiotherapy with concomitant and adjuvant chemotherapy with Temodar® (temozolomide “TMZ”). Nearly all patients diagnosed with GBM will relapse following first-line treatment, with a 1-year survival rate of approximately 25% following failure of front-line therapy, with an average 5-year survival rate less than 3%.

Avastin® (bevacizumab, an anti-VEGF antibody) is approved as a single agent for patients with recurrent GBM following prior therapy as an alternative to corticosteroids to relieve disease symptoms in the US, Canada, Australia and Japan. Avastin® carries a “black-box warning” related to severe, sometimes fatal, side effects such as gastrointestinal perforations, wound healing complications and hemorrhage. There are no data demonstrating an improvement in disease-related symptoms or increased survival in refractory GBM with Avastin®.

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

We have demonstrated that VAL-083 forms inter-strand DNA cross-links at the N7 position of guanine – a building block of DNA. VAL-083 is active independent of O6-methylguanin-DNA-methyltransferase (“MGMT”), a DNA repair enzyme which is highly expressed in approximately 2/3 of GBM patients and correlated with resistance to temozolomide, the current front-line chemotherapy in the treatment of GBM. Of patients tested in the DelMar trial, 84% exhibited high MGMT.

Probability of GBM Patient Survival Correlated to Expression of MGMT Enzyme

(Unmethylated promoter = High MGMT Expression and Significantly Shorter Survival)

VAL-083 in GBM

VAL-083 is an alkylating agent which readily crosses the BBB. Its primary cytotoxic mechanism, epoxide derived DNA cross-links at the N7 position of guanine, is distinct from TMZ or the nitrosoureas.

Our research demonstrates that VAL-083’s unique cytotoxic mechanism forms DNA cross-links at the N7 position of guanine and retains cytotoxic activity independent of MGMT expression in vitro. We have presented research at peer-reviewed scientific meetings demonstrating that VAL-083 is active in patient-derived tumor cell lines and cancer stem cells that are resistant to other chemotherapies. Of particular importance is resistance to Temodar® due to activity of the repair enzyme known as MGMT, which results in chemoresistance in many GBM patients. We have presented data demonstrating that VAL-083 is active independent of MGMT resistance in laboratory studies. VAL-083 has more potent activity against brain tumor cells in comparison to TMZ and overcome resistance associated with MGMT suggesting the potential to surpass the current standard-of-care in the treatment of GBM.

A Summary of Our Data Demonstrating that VAL-083’s Anti-Tumor Mechanism is Distinct from, and can
Overcome, MGMT-Related Chemoresistance in the Treatment of GBM

In addition, historical NCI clinical trial data and our own research support the activity of VAL-083 as a potentiator of radiotherapy. Radiotherapy in combination with temozolomide is the current standard of care in the treatment of glioblastoma. Our research demonstrates that temozolomide and radiotherapy are ineffective against GBM cells exhibiting a high expression of MGMT, whereas VAL-083 potentiates the tumor-killing effect of radiation in these cells. Furthermore, the combination of VAL-083 and radiation has been demonstrated active against GBM tumor stem cells in vitro. Tumor stem cells are often resistant to chemotherapy and form the basis for tumor recurrence and metastasis.

VAL-083’s more potent activity against brain tumor cells in comparison to TMZ, the ability to overcome MGMT-mediated resistance and activity against GBM cancer stem cells suggests the potential of VAL-083 to surpass the current standard-of-care in the treatment of GBM. We believe these data support a potential paradigm shift in the treatment of GBM where VAL-083 would be the chemotherapy of choice in the treatment of the majority of GBM patients whose tumors are known to express MGMT and other factors correlated with resistance to temozolomide or whose tumors become resistant to temozolomide over time.

VAL-083’s activity in GBM has been established in historical NCI-sponsored clinical studies as chemotherapy in the treatment of newly diagnosed and recurrent brain tumors and other cancers. In general, tumor regression in brain cancer was achieved following therapy in greater than 40% of patients treated and stabilization was achieved in an additional 20% to 30%. In published clinical studies VAL-083 has previously been shown to have a statistically significant impact on median survival in high grade glioma brain tumors when combined with radiation versus radiation alone with results similar or superior to other chemotherapies approved for use in GBM.

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

Interim Phase I/II Results in Refractory GBM

We filed an investigational new drug (“IND”) application with the FDA and initiated human clinical trials with VAL-083 as a potential treatment for refractory GBM in 2011. Details of the study are available at http://www.clinicaltrials.gov/ct2/show/NCT01478178?term=VAL-083&rank=1)

Our clinical trial was a Phase I/II, open-label, single arm dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics and anti-cancer activity of VAL-083 in patients with refractory GBM. To be eligible for our clinical trial, patients must have been previously treated for GBM with surgery and/or radiation, if appropriate, and must have failed both bevacizumab (Avastin®) and temozolomide (Temodar®), unless either or both are contra-indicated. Response to treatment with VAL-083 was measured prior to each treatment cycle.

The overall goal of our Phase I/II clinical trial is to determine a modernized dosing regimen for advancement into a registration directed clinical trial. The Phase I portion of the study involved dose escalation cohorts until a maximum tolerated dose (“MTD”) was established in the context of modern care. A further 14-patient Phase II expansion was then enrolled at the MTD to gather further safety data at our chosen therapeutic dose and to further explore the outcomes in this patient population.

To date, 48 GBM patients have been enrolled in our Phase I/II clinical trial at five centers: the Mayo Clinic in Rochester, Minnesota, the Brain Tumor Center at University of California, San Francisco, the Sarah Cannon Cancer Research Center in Nashville, Tennessee, Denver, Colorado, and the SCRI affiliate site at the Florida Cancer Specialist Research Institute in Sarasota, Florida.

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

Observed pharmacokinetics from VAL-083 Phase 1 clinical trial dose vs. AUC

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

VAL-083 Safety Observations From Phase I/II Clinical Trial

Hematologic parameter and CTCAE grade	dose
		≤30 mg/m2		40 mg/m2		45 mg/m2		50 mg/m2
	n =	20		17		4		7
Anemia	≤G2	11	55%	2	12%	2	50%	6	86%
	G3	2	10%	-	0%	-	0%	-	0%
	G4	-	0%	-	0%	-	0%	-	0%
Leukopenia	≤G2	5	25%	2	12%	-	0%	5	71%
	G3	1	5%	-	0%	-	0%	3	43%
	G4	-	0%	-	0%	2	50%	-	0%
Neutropenia	≤G2	4	20%	-	0%	-	0%	-	0%
	G3	-	0%	-	0%	-	0%	3	43%
	G4	-	0%	-	0%	2	50%	1	14%
Thrombocytopenia	≤G2	9	45%	3	18%	-	0%	3	43%
	G3	-	0%	-	0%	1	25%	3	43%
	G4	-	0%	1	6%	2	50%	1	14%
DLT Observed		nil		1		2		2

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

Observed Survival Based on Sub-Group Analysis

According to published literature, GBM patients failing bevacizumab have a poor prognosis with expected survival under five months. To date, more than half of patients receiving an assumed therapeutic dose of VAL-083 (≥20mg/m2) have survived more than six months following bevacizumab failure; more than 40% have survived for nine months or are currently alive, and more than 20% have survived for twelve months or are currently alive with median survival of 8.35 months following bevacizumab failure.

ASCO 2016: VAL-083 compared to published literature

Reference	Post Avastin Salvage Therapy	Median Survival from Bevacizumab Failure
Rahman (2014)	nitrosourea	4.3 months
Mikkelson (2011)	TMZ + irinotecan	4.5 months
Lu (2011)	dasatinib	2.6 months
Reardon (2011)	etoposide	4.7 months
Reardon (2011)	TMZ	2.9 months
Iwomoto (2009)	various	5.1 months
DLM-10-001	VAL-083 (n=22)	8.35 months

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

For example, we have previously demonstrated that VAL-083’s anti-tumor mechanism is active independent from the MGMT status in vitro. We can therefore utilize the measurement of MGMT to identify newly diagnosed GBM patients who are least likely to respond to temozolomide. We believe that employing this strategy will allow us to focus our development and commercialization efforts on GBM patients with the greatest unmet medical need.

Additional Planned Clinical Trials in GBM

Registration-directed Phase III Trial in Refractory GBM

In May 2016 we held an end of Phase II meeting with the FDA where design of a registration-directed clinical program for VAL-083 in refractory GBM was discussed. Based on input from the FDA, the FDA confirmed that it would consider the totality of data available, including data obtained from DelMar's other planned clinical trials in related GBM populations, when assessing the New Drug Application (“NDA”). The FDA also noted that DelMar can rely on prior NCI studies and historical literature to support non-clinical data required for an NDA filing and that DelMar will have the option to file under a 505(b)(2) strategy which allows a sponsor to rely on already established safety and efficacy data in support of an NDA.

DelMar's advanced development program will feature a single, randomized Phase III study measuring survival outcomes compared to a "physicians' choice" control, which, if successful, would serve as the basis for an NDA submission for VAL-083. The control arm will consist of a limited number of salvage chemotherapies currently utilized in the treatment of Avastin®-failed GBM. The final pivotal trial design will be confirmed with the FDA following further discussions with the Company's clinical advisors.

Based on historical development of other products in GBM, we believe that the FDA may grant Breakthrough Therapy, Fast Track, Accelerated Approval and/or Priority Review status to VAL-083 for the treatment of refractory GBM. Breakthrough Therapy, Fast Track, Accelerated Approval and Priority Review are expedited drug development designations established by the FDA that are intended to make therapeutically important drugs available at an earlier time. Receiving such a designation would not only highlight the importance of VAL-083 to GBM patients but could also optimize its regulatory timeline and commercial availability.

Data from our planned registration-directed Phase III trial will form the basis of our application for FDA approval. Based on our current financial resources, initiation of the registration-directed trial will require additional funding to support the expanded clinical operations necessary to conduct and manage the study. We plan to initiate, subject to guidance from the FDA, and availability of funding, registration-directed Phase III studies as soon as practicable.

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

We plan to conduct a single arm open-label Phase II study in newly diagnosed GBM patients whose tumors exhibit high-expression of MGMT. In this study, VAL-083 will be combined with radiotherapy as a potential replacement for temozolomide in patients with high expression of MGMT. The main goal of the trial will be to confirm the safety of DelMar’s optimized dosing regimen in combination of radiotherapy and to investigate outcomes of the combination therapy in GBM patients with high expression of MGMT. The trial will be conducted at Sun Yat Sen University in Guangzhou China in collaboration with our partner in China, Guangxi Wuzhou Pharmaceutical Group Co. Ltd. (Guangxi Wuzhou Pharma), who will provide funding for the trial. Sun Yat Sen University has completed scientific review and our protocol has been approved by its independent ethics committee. Subject to finalization of contractual obligations between DelMar, Guangxi Wuzhou Pharma and Sun Yat Sen University we expect to begin this study in the second half of calendar 2016.

Phase II Study in First Recurrence of GBM in Collaboration with University of Texas MD Anderson Cancer Center

In January 2016, we entered into a collaboration with MD Anderson to accelerate the clinical development of VAL-083 for the treatment of GBM. As part of the collaboration, MD Anderson will initiate a Phase II clinical study with VAL-083 in patients with GBM at first recurrence/progression, prior to Avastin® (bevacizumab) exposure. MGMT promoter methylation status will be used as a validated biomarker for enrollment and tumors must exhibit an un-methylated MGMT promoter for patients to be eligible for the trial and patients eligible for the study will have recurrent GBM characterized by a high expression of MGMT.

The primary endpoint of this trial with be overall survival in comparison to historical data. The protocol has received Institutional Review Board (“IRB”) approval, and the study is expected to begin in the second half of 2016.

Accurexa Collaboration

The Company has entered into a collaboration agreement with Accurexa, Inc. (“Accurexa”). Accurexa is a biotechnology company focused on developing novel neurological therapies to be directly delivered into specific regions of the brain. Under the terms of the agreement, the Company and Accurexa will undertake collaborative research activities for the purpose of evaluating formulations of VAL-083 and one or more of temozolomide and BCNU for local delivery. Under the terms of the agreement, DelMar will supply VAL-083 and Accurexa will conduct experiments related to the development and validation of a novel formulation for the combined local delivery of VAL-083 and temozolomide. DelMar has been granted an exclusive right to license or acquire any product candidates and related intellectual property that results from research conducted under the agreement for further development and commercialization on an exclusive world-wide basis, or other terms that may be agreed upon between DelMar and Accurexa. The initial financial commitment by DelMar will not be significant.

Other Indications for VAL-083

Central Nervous System Metastases of Solid Tumors

In June 2013, we announced a plan to split our ongoing Phase I/II clinical trial protocol into two separate studies: one focusing solely on refractory GBM and the other focusing on secondary brain cancers caused by other tumors that have spread to the brain. The successful management of systemic tumors by modern targeted therapies has led to increased incidence of mortality due to CNS metastases of lung cancer and other solid tumors.

Based on historical clinical activity and our own research, we believe that VAL-083 may be suitable for the treatment of patients with CNS metastases who currently have limited treatment options. Subject to the availability of financial and operating resources, we plan to develop a separate protocol for the continued exploration of VAL-083 in patients with secondary brain cancer caused by a solid tumor spreading to the brain.

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

We have announced results of pre-clinical studies designed to evaluate the activity of VAL-083 in in vivo models of drug-resistant NSCLC in comparison to cisplatin. In an established murine xenograft model of NSCLC, the activity of VAL-083 was compared to standard platinum-based therapy with cisplatin against human NSCLC cell lines A549 (TKI-sensitive) and H1975 (TKI-resistant). In the study, VAL-083 demonstrated superior efficacy and safety in the treatment of TKI-susceptible (A549) tumors and in TKI-resistant (H1975) tumors. Specifically,

●	Treatment of TKI-sensitive (A549) NSCLC with 3 mg/kg of VAL-083 resulted in tumor growth delay of 26 days compared to untreated controls. Cisplatin (5 mg/kg) resulted in tumor growth delay of just four days. In addition, mean tumor volume on day 68 was significantly reduced in animals treated with 3 mg/kg VAL-083 (p=0.001) compared to untreated controls, and

●	Treatment of TKI-resistant (H1975) NSCLC with 4 mg/kg of VAL-083 resulted in a statistically significant reduction in tumor volume (p=0.01) versus untreated control after 27 days. In the same model, treatment with 5 mg/kg of cisplatin failed to achieve statistically significant reduction in tumor volume (p=0.23) versus untreated control after 27 days. Longer-term safety assessments are ongoing in this model.

In April 2016, we presented new non-clinical data at the AACR annual meeting. We reported that VAL-083:

●	induces apoptosis independent of p53 status, and appears to have a distinct mode of action from platinum-based chemotherapies widely used in the treatment of NSCLC and ovarian cancer;

●	demonstrated an ability to circumvent cisplatin-resistance in all ovarian cell lines tested;

●	was active against NSCLC tumors harboring T790M, p53 and/or KRAS mutations, known to confer resistance to currently available therapies; and

●	demonstrated super-additivity or synergy in combination with platinum-based chemotherapy.

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

These results may have immediate implications in the treatment of NSCLC in China where VAL-083 is approved as a chemotherapy for the treatment of lung cancer. The data also support exploring future clinical development of VAL-083 as a lung cancer therapy in the rest of the world thereby providing DelMar with a potential opportunity to expand our clinical development focus beyond glioblastoma.

As a next step in the investigation of VAL-083 as a potential treatment for NSCLC, we have developed a protocol for a post-market clinical study to be conducted by a leading cancer clinician in the context of the current approval in China.

We plan to conduct this trial in collaboration with Guangxi Wuzhou Pharmaceutical Group Co. Ltd. (Guangxi Wuzhou Pharma). Under the terms of our collaboration agreement with Guangxi Wuzhou Pharma, we are responsible for establishing protocols for and conducting clinical trials and Guangxi Wuzhou Pharma is responsible for the costs associated with clinical trials conducted in China. Our goal is to initiate this clinical trial as soon as practicable with the aim of developing new data to support product growth in China and to establish clinical proof of concept to expand our drug development efforts with VAL-083.

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

VAL-083 in Ovarian Cancers

We have been researching the potential of VAL-083 as a treatment for ovarian cancer in collaboration with researchers at MD Anderson Cancer Center. In October 2015 at the AACR’s Advances in Ovarian Cancer Research: Exploiting Vulnerabilities Conference and in September 2016, we presented additional data at the 11th Biennial Ovarian Cancer Research Symposium on this collaboration. These data demonstrate the effectiveness of VAL-083 against cisplatin-resistant ovarian cancers and raise the potential for VAL-083 as a treatment for ovarian cancers as a single-agent against platinum-resistant tumors or in combination with platinum-based chemotherapeutic regimens or in combination with PARP inhibitors. In April 2016 the FDA OOPD also granted orphan drug designation for VAL-083 in the treatment of ovarian cancer.

We plan to work with our advisors to develop a strategy to advance VAL-083 into clinical trials for the treatment of ovarian cancer, either as a single-agent or as in combination with other approved agents.

Additional Indications

In historical studies sponsored by the NCI in the United States, VAL-083 exhibited clinical activity against a range of tumor types including central nervous system tumors, solid tumors and hematologic malignancies. VAL-083 is approved in China for the treatment of CML and lung cancer. We have established new non-clinical data supporting the activity of VAL-083 in different types of cancer that are resistant to modern targeted therapies and we believe that the unique cytotoxic mechanism of VAL-083 may provide benefit to patients in a range of indications. We intend to continue to research these opportunities, and if appropriate, expand our clinical development efforts to include additional indications.

VAL-083 Target Markets

2014 world -wide revenues
Non-small cell lung cancer	$6.8 B

Glioma	$1.0 B

Ovarian cancer	>$500 M

Pediatric medulloblastoma	orphan

Source: Evaluate Pharma

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

Glioblastoma Multiforme

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

Lung Cancer

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

Ovarian Cancer

According to Evaluate Pharma, the annual market for ovarian cancer therapies is expected to reach approximately $570 million in 2016, and is projected grow to more than $3.5 billion in 2022. The American Cancer Society estimates that approximately 22,000 women will receive a new diagnosis of ovarian cancer and approximately 14,000 women will die from ovarian cancer in the United States each year. Ovarian cancer ranks fifth in cancer deaths among women, accounting for more deaths than any other cancer of the female reproductive system.

The potential of VAL-083 in the treatment of ovarian cancer has been established in prior NCI-sponsored clinical trials and by our recent research. Ovarian cancers are commonly treated with a platinum-based chemotherapy regimen. Initial tumor response rates are relatively high. However, up to 75% of ovarian cancer patients who respond to initial treatment will relapse within approximately 18 months after completing first-line therapy. In published studies, median survival in platinum-resistant recurrent ovarian cancer patients ranged from six to nine months. Our research suggests that the VAL-083 may offer a potential treatment option for ovarian cancer patients are resistant to platinum-based chemotherapy and as a potential combination therapy with other agents. The US FDA Office of Orphan Products Division has granted orphan drug status VAL-083 a potential treatment for ovarian cancer.

Leukemia

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

VAL-083 Manufacturing

VAL-083 is currently manufactured for our research and early-stage clinical trials in accordance with CFDA and Chinese Pharmacopoeia guidelines to ensure drug quality control, drug use safety, and drug efficacy. Approval by the FDA will require VAL-083 and other products developed by us to be manufactured in accordance with United States Pharmacopeia (“USP”) in accordance with Good Manufacturing Practices (“cGMP”) regulations. We plan to use an established cGMP manufacturer for our Phase III clinical trial. cGMP provides for systems that assure proper design, monitoring, and control of manufacturing processes and facilities. Adherence to the cGMP regulations assures the identity, strength, quality, and purity of drug products by requiring that manufacturers of medications adequately control manufacturing operations.

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

We plan to use an established third party manufacturer for our Phase III clinical trial.

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

Pursuant to the Guangxi Agreement, we granted to Guangxi Wuzhou Pharmaceuticals a royalty-free license to certain of our intellectual property, as it relates to quality control and drug production methods for VAL-083, and we agreed that Guangxi Wuzhou Pharmaceuticals will be our exclusive supplier of VAL-083 for clinical trials and commercial sales, subject to Guangxi Wuzhou Pharmaceuticals obtaining and maintaining cGMP certification by the FDA, EMA or other applicable regulatory agencies, and Guangxi Wuzhou Pharmaceuticals being able to meet volumes ordered by us. The Company and Guangxi Wuzhou Pharmaceuticals will work together to ensure the product specifications meet global standards in order to accelerate international development and regulatory approval. Guangxi Wuzhou Pharmaceuticals will be our exclusive supplier of VAL-083 for clinical development and commercial sales, subject to its meeting and maintaining required regulatory certification. In accordance with this agreement, we plan to contract an established third party manufacturer for our Phase III clinical trials. We will continue to work with Guangxi Wuzhou Pharmaceuticals to work towards FDA compliance in order to potentially have them as our future supplier for global sales of VAL-083.

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

Our collaboration with Guangxi Wuzhou Pharmaceuticals positions us with the potential to generate future revenue through product sales or royalties for its approved indications in China while we seek global approval in new indications.

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

We and Guangxi Wuzhou Pharmaceuticals have formed a clinical advisory board to oversee clinical studies conducted in China. Under the terms of the Guangxi Agreement, Guangxi Wuzhou Pharmaceuticals will provide funding support for clinical trials conducted in China and we are responsible for development and commercialization. We anticipate establishing sales channels in China through a third-party marketing partner in collaboration with Guangxi Wuzhou Pharmaceuticals in order to obtain sales or royalty revenue from that market.

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

We have filed patent applications claiming the use of, and improvements related to VAL-083. Our patent filings also include proposed treatment regimens, improvements to the manufacturing process, formulation and composition of the active pharmaceutical ingredient, and finished dosage forms of VAL-083. We are prosecuting our patent applications in the United States and other jurisdictions which we deem important for the potential commercial success of VAL-083.

Our patents and patent applications can be summarized in thirteen series as follows:

●	Series I is generally directed to synthesis of VAL-083.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 8,563,758	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol	2031

United States Patent No. 8,921,585	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol	2031

United States Patent No. 9,085,544	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol	2031

United States Patent Application Serial No. 14/550,131	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol

PCT Patent Application Serial No. PCT/US2011/048032	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol National phase applications pending in the following countries: Brazil, Canada, Chile, European Union and South Korea	2031

PCT Patent Application Serial No. PCT/US2011/048032	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol: Patents granted in the following countries: Australia, China, Israel, Japan, Mexico, Singapore	2031

●	Series II is generally directed to use of VAL-083 to treat a range of diseases and conditions, including but not limited to malignancies.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 9,066,918	Compositions And Methods To Improve The Therapeutic Benefit Of Suboptimally Administered Chemical Compounds Including Substituted Hexitols Such As Dianhydrogalactitol And Diacetyldianhydrogalactitol	2031

United States Patent Application Serial No. 14/753,911	Compositions And Methods To Improve The Therapeutic Benefit Of Suboptimally Administered Chemical Compounds Including Substituted Hexitols Such As Dianhydrogalactitol And Diacetyldianhydrogalactitol

PCT Patent Application Serial No. PCT/US2011/048031	Compositions And Methods To Improve The Therapeutic Benefit Of Suboptimally Administered Chemical Compounds Including Substituted Hexitols Such As Dianhydrogalactitol And Diacetyldianhydrogalactitol National phase applications pending in the following countries: Australia, Brazil, Canada, Chile, China, European Union, Israel, Japan, Mexico, Singapore and South Korea	2031

●	Series III is generally directed to analytical methods for VAL-083.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 13/933,844	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol

United States Patent Application Serial No. 14/380,924	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol

United States Patent No. 9,029,164	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol	2033

PCT Patent Application Serial No. PCT/IB2013/000793	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol National phase applications pending in the following countries: Brazil, Canada, China, Chile, European Union, Hong Kong, Israel, Japan, Mexico, Singapore and South Korea	2033

PCT Patent Application Serial No. PCT/IB2013/000793	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol granted in Australia	2033

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 14/083,135	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol

PCT Patent Application Serial No. PCT/US2014/066087	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol National phase applications have published in countries including: Canada	2034

	Additional Applications in Series III Not Yet Published

●	Series IV is generally directed to the use of VAL-083 to treat GBM or medulloblastoma.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 14/373,552	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma

United States Patent Application Serial No. 14/245,738	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma

PCT Patent Application Serial No. PCT/US2013/022505	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma National phase applications have published in countries including: Australia, Canada, China, European Union, Hong Kong, Israel, Japan, Mexico and South Korea	2033

Additional Applications in Series IV Not Yet Published

●	Series V is generally directed to the veterinary use of VAL-083.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 14/400,271	Veterinary Use Of Dianhydrogalactitol, Diacetyldianhydrogalactitol, And Dibromodulcitol To Treat Malignancies

●	Series VI is generally directed to the use of VAL-083 to treat tyrosine-kinase-inhibitor-resistant malignancies.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 14/409,909	Methods For Treating Tyrosine-Kinase-Inhibitor-Resistant Malignancies In Patients With Genetic Polymorphisms Or Ahi1 Dysregulations Or Mutations Employing Dianhydrogalactitol, Diacetyldianhydrogalactitol, Dibromodulcitol, Or Analogs Or Derivatives Thereof

PCT Patent Application Serial No. PCT/US2013/047320	Methods For Treating Tyrosine-Kinase-Inhibitor-Resistant Malignancies In Patients With Genetic Polymorphisms Or Ahi1 Dysregulations Or Mutations Employing Dianhydrogalactitol, Diacetyldianhydrogalactitol, Dibromodulcitol, Or Analogs Or Derivatives Thereof National phase applications have published in countries including: Australia, Canada, China, European Union, Israel, Japan, Mexico, Singapore, South Korea and Taiwan	2033

	Additional Applications in Series VI Not Yet Published

●	Series VII is generally directed to the use of VAL-083 to treat recurrent malignant glioma and progressive secondary brain tumor.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 14/682,226	Use Of Dianhydrogalactitol And Analogs And Derivatives Thereof To Treat Recurrent Malignant Glioma Or Progressive Secondary Brain Tumor

PCT Application Serial No. PCT/US2014/040461	Use Of Dianhydrogalactitol And Analogs And Derivatives Thereof To Treat Recurrent Malignant Glioma Or Progressive Secondary Brain Tumor National phase applications have published in countries including: Australia, Canada, China, Europe, Japan, Singapore, South Korea and Taiwan	2034

	Additional Applications in Series VII Not Yet Published

●	Series VIII is generally directed to the use of VAL-083 to treat non-small-cell lung cancer.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 14/710,240	Use of Dianhydrogalactitol and Analogs or Derivatives Thereof in Combination With Platinum-Containing Antineoplastic Agents to Treat Non Small-Cell Carcinoma of the Lung and Brain

PCT Patent Application Serial No. PCT/US2015/024462	Use of Dianhydrogalactitol and Analogs or Derivatives Thereof in Combination With Platinum-Containing Antineoplastic Agents to Treat Non Small-Cell Carcinoma of the Lung and Brain	2035

●	Series IX is generally directed to the use of VAL-083 to treat non-small-cell lung cancer.

Patent or Patent Application No.	Title	Expiry
PCT Patent Application Serial No. PCT/US2015/059814	Use of Dianhydrogalactitol and Analogs or Derivatives Thereof, Together With Radiation, to Treat Non Small-Cell Carcinoma of the Lung and Glioblastoma Multiforme and Suppress Proliferation of Cancer Stem Cells	2035

●	Series X-XIII –Provisional U.S. patent applications

Patent or Patent Application No.	Title	Expiry
Four provisional U.S. patent applications have been filed

One of the inventors listed in our Series IX applications is an employee of the University of California, San Francisco. If a patent issues from that provisional application with a claim that the University of California employee conceived of, in whole or in part, then the Regents of the University of California will share ownership of any such patent with us. Our research agreements with the University of California address this issue by providing the Company with an exclusive option, for a limited period of time, to negotiate a royalty-bearing exclusive license for commercialization of the invention covered by that patent.

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

In February 2012, we announced that the FDA had granted orphan drug status to VAL-083 for the treatment of glioma. In January 2013, the EMA also granted orphan drug protection to VAL-083 for the treatment of glioma. In the spring of 2016, the FDA Office of Orphan Products Development granted orphan drug designations to VAL-083 for the treatment of ovarian cancer and medulloblastoma.

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

In order to gain marketing approval, we must submit a dossier to the relevant authority for review, which is known in the U.S. as an NDA and in the E.U. as a marketing authorization application, or MAA. The format is usually specific and laid out by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product as well as the non-clinical and clinical data. Once the submitted NDA is accepted for filing by the FDA, it undertakes the review process that takes 10 months, unless an expedited priority review is granted which takes six months to complete. Approval can take several months to several years, if multiple 10-month review cycles are needed before final approval is obtained, if at all.

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

On January 25, 2013 (the “Closing Date”), the Company entered into and closed an exchange agreement (the “Exchange Agreement”), with DelMar (BC), 0959454 B.C. Ltd., a British Columbia corporation and a wholly-owned subsidiary of the Company (“Callco”), 0959456 B.C. Ltd., a British Columbia corporation and a wholly-owned subsidiary of the Company (“Exchangeco”), and securityholders of DelMar (BC). Pursuant to the Exchange Agreement, (i) the Company issued 1,085,104 shares of common stock (the “Parent Shares”) to the shareholders of DelMar (BC) who are United States residents (the “U.S. Holders”) in exchange for the transfer to Exchangeco of all 1,085,104 outstanding common shares of DelMar (BC) held by the U.S. Holders, (ii) the shareholders of DelMar (BC) who are Canadian residents (the “Canadian Holders”) received, in exchange for the transfer to Exchangeco of all 2,182,396 outstanding common shares of DelMar (BC) held by the Canadian Holders, 2,182,396 exchangeable shares (the “Exchangeable Shares”) of Exchangeco, and (iii) outstanding warrants to purchase 3,360,000 common shares of DelMar (BC) and outstanding options to purchase 1,020,000 common shares of DelMar (BC) were deemed to be amended such that, rather than entitling the holder to acquire common shares of DelMar (BC), such options and warrants (as amended, the “Exchange Agreement Warrants”) will entitle the holders to acquire shares of common stock of the Company. The Canadian Holders will be entitled to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company.

Effective on the Closing Date, pursuant to the Exchange Agreement, DelMar (BC) became (indirectly through Exchangeco) a wholly-owned subsidiary of the Company. The acquisition of DelMar (BC) is treated as a reverse acquisition (the “Reverse Acquisition”), and the business of DelMar (BC) became the business of the Company. At the time of the Reverse Acquisition, Berry was not engaged in any active business

On May 20, 2016, the Company effected a 1-for-4 reverse split of its common stock. All share amounts in this report give effect to the reverse split unless otherwise indicated.

Research and Development

During the year ended June 30, 2016, we recognized $3,360,878 in research and development expenses.

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

Risks Related to Our Business

Our independently audited June 30, 2016 consolidated financial statements contain liquidity risk disclosure.

Our audited financial statements for the fiscal year ended June 30, 2016, include an explanatory paragraph regarding our liquidity risk. We do not have the prospect of achieving revenues in the near future and we will require additional funding to maintain our research and development projects and for general operations. There is a great degree of uncertainty with respect to the expenses we will incur in executing our business plan. In addition, we have not begun to commercialize or generate revenues from our product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. During the year ended June 30, 2016, the Company completed a convertible preferred share private placement for gross proceeds of approximately $7.2 million. In addition, subsequent to June 30, 2016 we received $257,110 in gross proceeds from the exercise of warrants. We believe, based on our current estimates, that we will be able to fund our operations beyond the next twelve months.

There is no assurance that our cost estimates will prove to be accurate or that unforeseen events, problems or delays will not occur that would require us to seek additional debt and/or equity funding. Our ability to meet our obligations and continue the research and development of our product candidate is dependent on our ability to continue to raise adequate financing. There can be no assurance that such financing will be available to the us in the amount required at any time or for any period or, if available, that it can be obtained on terms satisfactory to us. We may tailor our drug candidate development program based on the amount of funding the Company raises.

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

We are an early-stage company and may never achieve commercialization of our candidate products or profitability.

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

We currently manufacture our clinical supplies at a single location. Any disruption at this facility could adversely affect our business and results of operations.

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

We plan to rely on a separate third party manufacturer to provide drug product supply for our Phase III clinical trial. There is no assurance that such a supplier will be able to meet our needs from a technical, timing, or cost-effective manner. Our failure to enter into appropriate agreements with such a third party manufacturer would delay the initiation of our pivotal Phase III clinical trial.

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

Our common stock is registered under the Exchange Act and is quoted Nasdaq under the symbol DMPI. Prior to July 12, 2016 our common stock traded on the OTCQX. Prior to January 25, 2013, there was no reported trading in our common stock. Since January 25, 2013, there has been limited trading in our common stock. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. A limited market may adversely affect the market price of our common stock and could also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

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

We do not intend to pay dividends on our common stock for the foreseeable future.

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

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors has the authority to issue up to 5,000,000 shares of our preferred stock (of which 1 share has been designated Special Voting Preferred Stock and is issued and outstanding, 278,530 shares have been designated Series A Preferred Stock and are issued and outstanding, and 1,000,000 shares have been designated as Series B Preferred Stock, of which 902,238 shares are issued and outstanding) without further stockholder approval. As a result, our Board of Directors could authorize the issuance of additional series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

Our issuance of common stock upon exercise of warrants or options, exchange of Exchangeable Shares or conversion of Series B Preferred Stock may depress the price of our common stock.

As of September 6, 2016, the Company has 10,317,193 shares of common stock, 1,014,011 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 4,528,058 shares of common stock, 902,238 shares of Series B Preferred Stock that are convertible into 2,255,595 shares of common stock, and outstanding options to purchase 856,250 shares of common stock issued and outstanding. All Exchangeable Shares, warrants, and options are convertible or exercisable into one share of common stock. Each share of Series B Preferred Stock is convertible into 2.5 shares of common stock. The issuance of shares of common stock upon exercise of outstanding warrants or options, exchange of Exchangeable Shares, or conversion of Series B Preferred Stock could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

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

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above under “Risk Factors,” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report, except as may be required under applicable securities laws.

Item 1B. Unresolved Staff Comments.

Not required for a smaller reporting company.

Item 2. Properties.

Our corporate headquarters are located at Suite 720-999 West Broadway, Vancouver, British Columbia, Canada. Our clinical operations are managed at 3475 Edison Way, Suite R, Menlo Park, California, 94025. Our current monthly base rent for our corporate headquarters is $2,983 (CDN $3,850) under a one-year lease which will expire in June 2017. In addition, Valent, which is owned by Dr. Dennis Brown, our Chief Scientific Officer, leases facilities in California and we have access to such facilities pursuant to an informal unwritten arrangement with Valent. Our leased premises, academic relationships, and access to the Valent facility are sufficient to meet the immediate needs of our business, research and operations.

Item 3. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The Nasdaq Capital Market, under the symbol “DMPI” effective July 12, 2016. Previously, the Company’s common stock was quoted on the OTCQX, and prior to that, on the OTCQB.

The following table sets forth the range of high and low bid prices of our common stock as reported and summarized on the OTCQX or OTCQB for the periods indicated. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter	High Bid	Low Bid
2014 Third Quarter	$4.12	$2.48
2014 Fourth Quarter	$4.08	$2.92
2015 First Quarter	$3.96	$2.56
2015 Second Quarter	$3.60	$2.56
2015 Third Quarter	$3.48	$1.72
2015 Fourth Quarter	$6.08	$2.84
2016 First Quarter	$4.52	$3.00
2016 Second Quarter	$10.87	$3.52

As of August 31, 2016, there were approximately 267 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of June 30, 2016:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders – Amended and Restated 2003 Employee Stock Option Plan	856,250	3.77	562,112
Totals	856.250		562,112

Sales of Unregistered Securities

During the year ended June 30, 2016, the Company issued 902,238 shares of Series B Preferred stock. The Series B preferred stock is convertible into 2,255,595 shares of common stock.

During the year ended June 30, 2016, the Company issued 27,500 shares of common stock for services and 50,000 shares of common stock upon the exchange of Exchangeco shares.

On June 30, 2016 the Company issued 30,360 shares of common stock as a dividend on its Series B Preferred Stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis (“MD&A”) contains “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, which represent our projections, estimates, expectations or beliefs concerning, among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as may be required under applicable securities laws, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report or to reflect the occurrence of unanticipated events.

You should review the factors and risks we describe under “Risk Factors” in this report on Form 10-K for the year ended June 30, 2016 and in the Company’s other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

Recent Highlights

●	In the quarter ended June 30, 2016, we raised gross proceeds of approximately $7.2 million in a private placement from the sale of convertible preferred stock.

●	On July 12, 2016 our common stock began trading on the Nasdaq Capital Markets under the symbol “DMPI”.

●	We entered into a collaboration research agreement with Accurexa, Inc. to explore local delivery of VAL-083 as a potential combination therapy for the treatment of brain tumors.

●	In the spring of 2016, the FDA Office of Orphan Products Development (“OOPD”) granted orphan drug designations to VAL-083 for the treatment of ovarian cancer and medulloblastoma. We have previously been granted an orphan drug designation for VAL-083 in glioma in the USA and Europe.

●	At the American Association for Cancer Research (“AACR”) and the American Association of Clinical Oncology (“ASCO”) respective annual meetings, we announced the completion of our Phase I/II clinical trial of VAL-083 in refractory GBM. Specifically, we reported:

○	A well-tolerated VAL-083 dosing regimen of 40 mg/m2/daily every 3 days in a 21-day cycle has been selected for advancement into a Phase III refractory GBM study;

○	Median survival of patients receiving an assumed therapeutic dose of VAL-083 (≥20mg/m2) was 8.35 months following bevacizumab (Avastin®) failure suggesting that VAL-083 may offer improved survival for GBM patients in comparison to currently available salvage therapy; and.

○	A successful completion of an ‘End of Phase II’ meeting with the USFDA and plans to advance VAL-083 into a pivotal Phase III clinical trial for refractory GBM as soon as practicable.

●	At AACR, we presented additional data demonstrating that VAL-083 exhibits a distinct mode of action from other chemotherapies widely used in the treatment of cancer.

●	We announced a collaboration with the University of Texas MD Anderson Cancer Center (“MD Anderson”) to accelerate the clinical development of VAL-083 for the treatment of GBM. As part of the collaboration, MD Anderson will initiate a new Phase II clinical study with VAL-083 in patients with GBM at first recurrence/progression, prior to Avastin® exposure.

●	At the AACR – Advances in Pediatric Research: From Mechanisms and Models to Treatment and Survivorship Conference, we presented data indicating that VAL-083 offers potential therapeutic alternatives in difficult-to-treat pediatric brain tumors.

●	At the AACR – Advances in Ovarian Cancer Research: Exploiting Vulnerabilities Conference, we presented data supporting the effectiveness of VAL-083 against cisplatin-resistant ovarian cancers and raised the potential for VAL-083 as a treatment for ovarian cancers as a single-agent against platinum-resistant tumors or in combination with platinum-based chemotherapeutic regimens.

●	We presented new non-clinical data supporting the differentiation of VAL-083 in the treatment of lung cancer at the AACR annual meeting and at the 16th World Congress on Lung Cancer.

●	We continued to strengthen our intellectual property portfolio. DelMar now holds six issued US patents and seven issued patents outside of the US. We have thirteen patent families in various stages of prosecution, and over 100 patent filings in total.

Overview

DelMar Pharmaceuticals, Inc. (the “Company”) is a clinical stage drug development company with a focus on the treatment of cancer. We are conducting clinical trials in the United States with our product candidate, VAL-083, as a potential new treatment for glioblastoma multiforme (“GBM”), the most common and aggressive form of brain cancer. We have also acquired certain exclusive commercial rights to VAL-083 in China where it is approved as a chemotherapy for the treatment of chronic myelogenous leukemia (“CML”) and lung cancer. In order to accelerate our development timelines and reduce technical risk, we leverage existing clinical and commercial data from a wide range of sources. We plan to seek marketing partnerships in order to potentially generate future royalty revenue as well as to pursue independent development and commercialization of VAL-083 and potentially other product candidates that we may acquire or discover through our research activities.

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

Reverse Stock Split

On May 16, 2016, the Company filed a Certificate of Change with the Secretary of State of Nevada that effected a 1-for-4 (1:4) reverse stock split of its common stock, par value $0.001 per share. The reverse split became effective on May 20, 2016. Pursuant to the Certificate of Change, the Company’s authorized common stock was decreased in the same proportion as the split resulting in a decrease from 200,000,000 authorized shares of common stock to 50,000,000 shares authorized. The par value of its common stock was unchanged at $0.001 per share, post-split. All warrants, stock options, conversion ratios, and per share information in the consolidated financial statements, MD&A, and 10-K give retroactive effect to this 1-for-4 reverse stock split. The Company’s authorized and issued preferred stock was not affected by the split.

Outstanding Securities

As of September 6, 2016, the Company has 10,317,193 shares of common stock issued and outstanding, 1,014,011 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 4,528,058 shares of common stock, 902,238 outstanding shares of Series B Preferred Stock that are convertible into 2,255,606 shares of common stock, and outstanding options to purchase 856,250 shares of common stock. All Exchangeable Shares, warrants, and options are convertible or exercisable into one share of common stock. Each shares of Series B Preferred Stock is convertible into 2.5 shares of common stock.

Related Parties

The Company acquired its VAL-083 prototype drug product, initial patents, and technology rights from Valent Technologies, LLC, (“Valent”), an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer and Director. As a result, Valent is a related party to the Company.

The following related party transactions and balances have been entered into by the Company.

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $480,000 (2015 - $505,000) in compensation expense during the year ended June 30, 2016.

The Company recognized $167,083 (2015 - $119,417) in directors’ fees during the year ended June 30, 2016. In addition, upon the resignation of one of the Company’s directors, the Director agreed to a lock-up agreement limiting his ability to sell shares and was paid $45,000 pursuant to the lock-up agreement.

At June 30, 2016 there is an aggregate amount of $43,444 (June 30, 2015 - $90,820) owed to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

Effective September 30, 2014, the Company entered into and closed an agreement with Valent to exchange its loan with Valent for 278,530 shares of Series A Preferred Stock of the Company.

For the year ended June 30, 2016, the Company recorded $8,356 related to the dividend payable on the Series A Preferred Stock held by Valent. For the year ended June 30, 2015, the Company recorded $6,267 related to the dividend and $2,091 related to interest from July 1, 2014 to September 30, 2014 when the Valent loan was exchanged for preferred stock.

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

2013 Investor Warrants

During the quarter ended March 31, 2013 the Company entered into and closed a series of subscription agreements with accredited investors (the “Private Offering Investors”), pursuant to which the Company issued an aggregate of 3,281,250 units at a purchase price of $3.20 per unit, for aggregate gross proceeds of $10,500,000 (the “Private Offering”). Each unit consists of one share of common stock and one five-year warrant (the “2013 Investor Warrants”) to purchase one share of common stock at an exercise price of $3.20.

The exercise price of the 2013 Investor Warrants was subject to adjustment in the event that the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. The 2013 Investor Warrants are redeemable by the Company at a price of $0.001 per 2013 Investor Warrant at any time subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $6.40 per share with an average trading volume of 50,000 shares per day, and (ii) the underlying shares of common stock are registered.

As a result of the financing completed by the Company during the quarter ended September 30, 2015 (note 5 to the financial statements included in this report) the exercise price of the 2013 Investor Warrants was reduced from $3.20 to $3.144 resulting in the recognition of a loss of $8,098.

Year ended June 30, 2016

2013 Investor Warrant exercises

During the year ended June 30, 2016, 144,500 2013 Investor Warrants were exercised for cash at an exercise price of $3.144 per share. The Company received proceeds of $454,308 from these exercises. The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded resulting in $285,895 of the derivative liability being reclassified to equity.

2013 Investor Warrant amendments

During the year ended June 30, 2016, the Company entered into amendments (the “2013 Investor Warrant Amendments”) with the holders of certain 2013 Investor Warrants. Pursuant to the 2013 Investor Warrant Amendments, 767,560 2013 Investor Warrants were amended to extend the expiration date to June 30, 2019 and remove the provision requiring an adjustment of the exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. As a result of the 2013 Investor Warrant Amendments, the Company has recognized a loss of $31,491 and has reclassified $1,319,480 from the derivative liability to equity. The 2013 Investor Warrants were revalued to the date of the amendment and were then reclassified to equity.

Year ended June 30, 2015

2013 Investor Warrant exercises

During the year ended June 30, 2015 the Company concluded a tender offer whereby the holders of the 2013 Investor Warrants had the opportunity to exercise their warrants at an exercise price of $2.60. Under the tender offer, a total of 190,557 warrants were exercised for net proceeds of $470,676 after payment by the Company of a 5% warrant agent fee of $24,772. Also, during the year ended June 30, 2015, an additional 305,962 warrants were exercised at an exercise price of $2.60 per warrant. The Company received proceeds of $795,501 from these exercises.

As a result of all of the 2013 Investor Warrant exercises during the year ended June 30, 2015, the Company received net proceeds of $1,266,177 from the exercise of 496,519 warrants. The 2013 Investor Warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded resulting in $391,422 of the derivative liability being reclassified to equity.

2013 Investor Warrant exchanges

Pursuant to an opportunity to receive one share of common stock for every three 2013 Investor Warrants held by investors, during the year ended June 30, 2015 the Company issued 236,379 shares of common stock in exchange for 709,135 2013 Investor Warrants. The 2013 Investor Warrants that were exchanged were revalued at their exchange date and then a reclassification to equity was recorded. The reclassification to equity upon the exchange was $728,835. The Company recognized an aggregate loss of $249,062 at the time of the exchanges.

2013 Placement Agent Warrants

Also in connection with the Reverse Acquisition (note 1 to the financial statements included in this report), on March 6, 2013 the Company issued 1,312,500 warrants (the “2013 Placement Agent Warrants”) that were exercisable at $3.20 per share until March 6, 2018 but can be exercised on a cashless basis. The exercise price of the 2013 Placement Agent Warrants was subject to adjustment in the event that the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. As a result of the financing completed by the Company during the quarter ended September 30, 2015 note 5 to the financial statements included in this report) the exercise price of the 2013 Placement Agent Warrants was reduced from $3.20 to $3.144 resulting in a loss of $13,467.

On December 30, 2015, the Company entered into amendments (the “2013 Placement Agent Warrant Amendments”) with the holders of the 2013 Placement Agent Warrants. Pursuant to the 2013 Placement Agent Warrant Amendments, 1,262,500 2013 Placement Agent Warrants were amended to extend the expiration date to June 30, 2019 and remove the provision requiring an adjustment of the exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. As a result of the 2013 Placement Agent Warrant Amendments, the Company has recognized a loss of $242,400 and has reclassified $2,277,550 from the derivative liability to equity resulting in an increase to equity of $2,035,150. The 2013 Placement Agent Warrants were revalued to the date of the amendment and were then reclassified to equity.

Dividend Warrants

Certain warrants issued pursuant to a warrant dividend (the “Dividend Warrants”) are exercisable at $5.00 per share until January 24, 2018. The Dividend Warrants are exercisable at such times as the underlying shares of common stock are registered for resale. Upon issuance the Dividend Warrants were redeemable by the Company at a price of $0.001 per Dividend Warrant at any time commencing 18 months following the date of issuance subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $10.00 per share and (ii) the underlying shares of common stock are registered. Subject to the conditions set forth therein, the Dividend Warrants may be redeemed by the Company upon not less than ninety (60) days nor more than ninety (90) days prior written notice.

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

2015 Agent Warrants

As part of the Company’s financing completed during the quarter ended September 30, 2015 (note 5 to the financial statements included in this report), the Company issued 23,477 warrants to certain placement agents (“2015 Agent Warrants”). The 2015 Agent Warrants are exercisable at a per share price equal to $3.00 during the five-year period commencing six months from the effective date of the Public Offering, which period shall not extend further than five years from the effective date of the Public Offering. Therefore, all 2015 Agent Warrants expire on July 15, 2020. During the year ended June 30, 2016, 31 2015 Agent Warrants were exercised on a cashless basis for 21 shares of common stock and the reclassification to equity of $133.

Warrants issued for services

During the year ended December 31, 2013, the Company issued 75,000 warrants for services. The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $7.04 for five years. During the year ended June 30, 2016, 31,250 warrants were exercise on a cashless basis for 9,383 shares of common stock and the reclassification to equity of $76,406.

The Company’s derivative liability is summarized as follows:

	June 30, 2016 $	June 30, 2015 $

Opening balance	2,364,381	5,111,007

Issuance of 2015 Agent Warrants	29,594	-
Change in fair value of warrants	1,963,733	(627,433)
Change in fair value due to change in warrant terms	295,456	(23,658)
Reclassification to equity upon amendment of warrants	(3,597,030)	(975,278)
Reclassification to equity upon exchange of warrants	-	(728,835)
Reclassification to equity upon exercise of warrants	(362,434)	(391,422)

Closing balance	693,700	2,364,381

Selected Annual Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency at June 30, 2016 is the USD. The following tables represent selected financial information for the Company for the periods presented.

Selected Balance Sheet Data

	June 30, 2016 $	June 30, 2015 $

Cash and cash equivalents	6,157,264	1,754,433
Working capital	5,692,336	1,722,336
Total Assets	6,355,799	2,575,421
Derivative liability	693,700	2,364,381
Total stockholders’ equity (deficit)	4,858,778	(821,490)

For the years ended:

	June 30,	June 30,
	2016	2015
	$	$

Research and development	3,360,878	2,555,754
General and administrative	2,853,140	2,168,899
Change in fair value of stock option and derivative liabilities	2,341,660	(627,433)
Change in fair value of derivative liability due to change in warrant terms	295,456	(23,658)
Loss on exchange of warrants	-	249,062
Foreign exchange loss	13,838	23,415
Interest expense	-	2,091
Interest income	(108)	(363)
Net loss from operations	8,864,864	4,347,767
Basic weighted average number of shares outstanding	10,948,481	9,516,879
Basic loss per share	0.81	0.46

Expenses net of share-based payments

The following table discloses research and development, and general and administrative expenses net of share-based payment expenses.

For the years ended:

	June 30, 2016 $	June 30, 2015 $

Research and development	3,360,878	2,555,754
Share-based payments included in research and development	(528,977)	(36,284)
Research and development net of share-based compensation	2,831,901	2,519,470

General and administrative	2,853,140	2,168,899
Share-based payments included in general and administrative	(659,957)	(331,803)
General and administrative net of share-based compensation	2,193,183	1,837,096

Comparison of the years ended June 30, 2016 and June 30, 2015

	Years Ended
	June 30, 2016 $	June 30, 2015 $	Change $	Change %

Research and development	3,360,878	2,555,754	805,124	32
General and administrative	2,853,140	2,168,899	684,241	32
Change in fair value of stock option and derivative liabilities	2,341,660	(627,433)	2,969,093	(473)
Change in fair value of derivative liability due to change in warrant terms	295,456	(23,658)	319,114	(1,349)
Loss on exchange of warrants	-	249,062	(249,062)	(100)
Foreign exchange loss	13,838	23,415	(9,577)	(41)
Interest expense	-	2,091	(2,091)	(100)
Interest income	(108)	(363)	255	(70)
Net loss	8,864,864	4,347,767	4,517,097

Research and Development

Research and development expenses increased to $3,360,878 for the year ended June 30, 2016 from $2,555,754 for the year ended June 30, 2015. The increase was largely attributable to an increase in clinical development, travel, and non-cash expenses partially offset by decreases in pre-clinical research. Non-cash expenses included in research and development for the year ended June 30, 2016 were $528,977 compared to $36,284 in the year ended June 30, 2015. In the current period, the Company recognized non-cash expenses related to stock option expense and warrants issued for services. In the prior period, the Company recognized stock option expense only.

Excluding the impact of non-cash expenses, research and development expenses increased to $2,831,901 from $2,519,470 during the year ended June 30, 2016 compared to the year ended June 30, 2015. Clinical development costs increased in the current period compared to the prior period partially due to higher monitoring and direct clinic costs as the Company completed the 14-patient expansion portion of its phase I/II study. During the three months ended September 30, 2015 we announced full enrollment of the 14-patient expansion portion of our study. In addition, during 2016 the Company enrolled patients at five clinics, compared to three in 2015, which involves increased monitoring and data costs. In the prior period, we were enrolling single cohorts of three patients at a time which resulted in lower direct clinical, monitoring, and data management costs. Clinical development costs have also increased due to data management and FDA meeting preparation costs, as well as clinical set-up expenses that were not incurred in the prior period. Data management costs were incurred related to data collection and analysis for the dose escalation and 14-patient expansion studies. Clinical set-up expenses have been incurred as the Company begins preparation for its Phase III registration-directed study.

Travel costs increased during the year ended June 30, 2016 compared to the year ended June 30, 2015 as the Company attended several conferences in the current year in support of the release of data in new indications including pediatric brain tumors and ovarian cancer. The reduction in pre-clinical costs in the current year compared to the prior year is partially due to timing and partially due to grant funding. During the year ended June 30, 2015, several studies were ongoing at the B.C. Cancer Agency, MD Anderson, and the University of British Columbia. During the year ended June 30, 2016, studies were ongoing at the University of British Columbia and MD Anderson but the balance of the pre-clinical study plan was still being finalized. Also, the Company made more claims under its grant funding with the Government of Canada in the current year than in the prior year.

General and Administrative

General and administrative expenses were $2,853,140 for the year ended June 30, 2016 compared to $2,168,899 for the year ended June 30, 2015. The increase was partially attributable to an increase in non-cash expenses to $659,957 in the year ended June 30, 2016 from $331,803 for the year ended June 30, 2015. In relation to general and administrative expenses during the year ended June 30, 2016 the Company incurred non-cash expenses related to stock options, and shares and warrants issued for services while during the year ended June 30, 2015 the Company incurred non-cash expenses relating to stock options and for shares issued for services.

Excluding the impact of non-cash expenses, general and administrative expenses increased to $2,193,183 during the year ended June 30, 2016 from $1,837,096 for the year ended June 30, 2015. The principal reasons for the increase were higher professional fees, travel, and facilities costs. Professional fees increased during the year ended June 30, 2016 compared to the year ended June 30, 2015 due to higher fees related to partnering and business development activities as well as investor relations, stock exchange application preparation fees, and directors’ fees. During the last quarter of 2016 the Company applied to list its common stock on Nasdaq and in 2016 the Company’s Board of Directors was expanded by two seats as the Company has strengthened its corporate governance. Travel costs increased during the year ended June 30, 2016 compared to the year ended June 30, 2015 due to travel related to the Company’s two financings completed during the year as well as follow up with investors subsequent to the closing of the financings. Facilities costs increased in the current year compared to the prior year largely due an increase in promotion costs as the Company launched its social media channels.

Change in fair value of stock option and derivative liabilities

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated statement of loss and comprehensive loss. The balances recognized during the year ended June 30, 2016 and 2015 were primarily due to changes in the Company’s common stock price between the date the warrants were last valued on June 30, 2015 and 2014 respectively and June 30, 2016 and 2015 respectively which are the valuation dates used during the years ended June 30.

The Company recognized a loss of $1,963,733 from the change in fair value of the derivative liability for the year ended June 30, 2016. In addition, the Company also recognized a total loss of $295,456 which resulted from the change in fair value of the 2013 Placement Agent Warrants and the 2013 Investor Warrants upon their respective amendments. As of June 30, 2016 a significant portion of the 2013 Investor Warrants have been amended which should reduce the impact of the revaluation gains and losses in future periods.

For the year ended June 30, 2015 the Company recognized a gain of $627,433 due to the change in fair value of the derivative liability. In addition, primarily as result of amending the Dividend Warrants during the year ended June 30, 2015, the Company recognized a gain of $23,658. Also, during the year ended June 30, 2015, the Company exchanged certain 2013 Investor Warrants for shares of common stock resulting in the recognition of a loss of $249,062 on the exchange.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate significantly.

Certain of the Company’s stock options have been issued in CA$. Of these, a portion have been classified as a stock option liability which is revalued at each reporting date. During the year ended June 30, 2016, the Company recognized a revaluation loss $377,927 relating to the revaluation of these stock options. On June 30 2016, the Company amended 87,500 of these stock options held by three optionees such that the exercise price of the options was adjusted to be denominated in US$. No other terms of the stock options were amended. As a result of the amendment, $351,750 was reclassified to equity at June 30, 2016. Subsequent to June 30, 2016, an additional 43,750 stock options were amended in the same manner resulting in the remaining stock option liability being reclassified to equity.

Out-of-period adjustment

The consolidated statement of operations and comprehensive loss for the year ended June 30, 2016 includes a $100,868 out-of-period adjustment related to re-measuring of the stock option liability that arose during the year ended June 30, 2015. This adjustment increased the stock based compensation expense and the corresponding stock option liability by $100,868. The impact of these adjustments to current and prior periods is not material.

Foreign Exchange Gain

The Company’s functional currency at June 30, 2016 is the USD but the Company incurs a portion of its expenses in CDN. The foreign exchange gains and losses are reported in other (income) loss in the Consolidated Statement of Loss and Comprehensive Loss.

The Company recognized a foreign exchange loss of $13,838 for the year ended June 30, 2016 compared to a loss of $23,415 for the year ended June 30, 2015. The change was due to changes in the exchange rate between the CDN and the USD and to varying levels of CDN cash and accounts payable.

Preferred Share Dividends and Interest Expense

For the year ended June 30, 2016 the Company recorded $8,356 related to the dividend payable to Valent on our Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit and was paid subsequent to June 30, 2016.

For the year ended June 30, 2015, the Company recognized $6,267 related to the dividend payable to Valent and $2,091 related to interest from June 30, 2014 to September 30, 2014 when the loan was converted to preferred shares. The dividend has been recorded as a direct increase in accumulated deficit and the $2,091 has been recognized as interest expense.

The Company issued 30,360 shares of common stock on June 30, 2016 as a dividend on the Series B Preferred Stock and recognized $238,326 as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Year ended June 30, 2016 compared to the year ended June 30, 2015

	June 30, 2016 $	June 30, 2015 $	Change $	Change %

Cash flows from operating activities	(5,145,814)	(3,853,069)	(1,292,745)	33
Cash flows from investing activities	(16,762)	-	(16,762)	(100)
Cash flows from financing activities	9,565,407	847,791	8,717,616	1,028

Operating Activities

Net cash used in operating activities increased to $5,145,814 for the year ended June 30, 2016 from $3,853,069 for the year ended June 30, 2015. During the year ended June 30, 2016 and 2015 the Company reported net losses of $8,864,864 and $4,347,767 respectively. The loss from the revaluation of the derivative liability was $1,963,733 for the year ended June 30, 2016 compared to a gain of $627,433 for the year ended June 30, 2015. During the year ended June 30, 2016, the Company also recognized a loss from the revaluation of the stock option liability of $377,927. Excluding the impact of changes in the fair value of the derivative liability, non-cash items relating to amortization, loss due to changes in warrant terms, warrants and shares issued for services, and stock option expense totaled $1,494,678 for the year ended June 30, 2016. Non-cash items relating to the accrued interest, gain due to changes in warrant terms, loss on exchange of warrants, shares issued for services, and stock option expense totaled $595,582 for the year ended June 30, 2015. The most significant changes in non-cash working capital for the year ended June 30, 2016 were cash used in a reduction of accounts payable and accrued liabilities of $178,263, cash used in a reduction of related party payables of $47,376, and cash flow from a decrease in prepaid expenses of $100,907. In the year ended June 30, 2015 the most significant item was cash from an increase in accounts payable and accrued liabilities of $517,359.

Investing Activities

During the year ended June 30, 2016 the Company incurred $16,762 in cash costs for the development of its web site. There were no investing activities during the year ended June 30, 2015.

Financing Activities

During the year ended June 30, 2016 the Company received net proceeds of $6,540,821 from the issuance of Series B preferred shares, $579,309 from the exercise of warrants, and $2,453,633 in net proceeds from the completion of a public offering by the Company of common stock and common stock purchase warrants. Including deferred costs recorded by the Company at June 30, 2015, the total net cash proceeds of the public offering was $1,903,514.

The Company received net proceeds of $1,404,177 from the exercise of warrants during the year ended June 30, 2015.

In addition, the Company recorded $8,356 and $6,267 related to the dividend payable to Valent during the years ended June 30, 2016 and 2015 respectively.

Operating Capital and Capital Expenditure Requirements

Liquidity Risk

(See note 1 to the Consolidated Financial Statements)

For the year ended June 30, 2016, the Company reported a loss of $8,854,364 and an accumulated deficit of $32,227,359 at that date. As at June 30, 2016, the Company had cash and cash equivalents on hand of $6,157,264. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a great degree of uncertainty with respect to the expenses the Company will incur in executing its business plan. In addition, the Company has not begun to commercialize or generate revenues from its product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. During the year ended June 30, 2016, the Company completed a convertible preferred share private placement for net proceeds of $6,540,821. In addition, subsequent to June 30, 2016, the Company received $257,110 from the exercise of warrants. We believe, based on our current estimates, that we will be able to fund our operations beyond the next twelve months.

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

A detailed presentation of all of the Company’s significant accounting policies and the estimates derived therefrom is included in Note 4 to the Company’s consolidated financial statements for the year ended June 30, 2015 contained in our Form 10-K/A filed with the SEC on November 16, 2015. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

●	Warrants and shares for services

●	Stock options

●	Derivative liability

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

June 30, 2016

(in US dollars unless otherwise noted)

Report of Independent Registered Public Accounting Firm

To the Shareholders of DelMar Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of DelMar Pharmaceuticals, Inc. and its subsidiaries as of June 30, 2016 and June 30, 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ accumulated equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2016. Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DelMar Pharmaceuticals Inc. and its subsidiaries as of June 30, 2016 and June 30, 2015 and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

signed “PricewaterhouseCoopers LLP”

Chartered Professional Accountants

Vancouver, British Columbia

September 12, 2016

PricewaterhouseCoopers LLP

PricewaterhouseCoopers Place, 250 Howe Street, Suite 700, Vancouver, British Columbia, Canada V6C 3S7

T: +1 604 806 7000, F: +1 604 806 7806, www.pwc.com/ca

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

DelMar Pharmaceuticals, Inc.

Consolidated Balance Sheet

(in US dollars unless otherwise noted)

	Note	June 30, 2016 $	June 30, 2015 $

Assets

Current assets
Cash and cash equivalents		6,157,264	1,754,433
Taxes and other receivables		18,387	25,831
Prepaid expenses		144,131	245,038
Deferred costs		-	550,119
		6,319,782	2,575,421
Intangible assets - net		36,017	-
		6,355,799	2,575,421

Liabilities

Current liabilities
Accounts payable and accrued liabilities		584,002	762,265
Related party payables	6	43,444	90,820
		627,446	853,085

Stock option liability	2,5	175,875	179,445

Derivative liability	4	693,700	2,364,381
		1,497,021	3,396,911

Stockholders’ accumulated equity (deficit)

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at June 30, 2016 (June 30, 2015 – 278,530)	3,5	278,530	278,530
902,238 Series B shares at June 30, 2016 (June 30, 2015 – none)	5	6,294,255	-
1 special voting share at June 30, 2016 (June 30, 2015 – 1)		-	-

Common stock
Authorized
50,000,000 shares, $0.001 par value
11,187,023 issued at June 30, 2016 (June 30, 2015 – 9,864,175)	5	11,187	9,864

Additional paid-in capital	5	28,833,105	17,392,800

Warrants	5	1,658,382	89,432

Accumulated deficit		(32,237,859)	(18,613,294)

Accumulated other comprehensive income		21,178	21,178
		4,858,778	(821,490)
		6,355,799	2,575,421

Nature of operations, corporate history, and liquidity risk (note 1)

Commitments and contingencies (note 8)

Subsequent events (note 11)

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Statement of Operations and Comprehensive Loss

(in US dollars unless otherwise noted)

	Note	Year ended June 30, 2016 $	Year ended June 30, 2015 $

Expenses
Research and development		3,360,878	2,555,754
General and administrative		2,853,140	2,168,899

		6,214,018	4,724,653

Other loss (income)
Change in fair value of stock option and derivative liabilities	4	2,341,660	(627,433)
Change in fair value of derivative liability due to change in warrant terms	4	295,456	(23,658)
Loss on exchange of warrants	4	-	249,062
Foreign exchange loss		13,838	23,415
Interest expense	3	-	2,091
Interest income		(108)	(363)

		2,650,846	(376,886)

Net and comprehensive loss for the year		8,864,864	4,347,767

Basic and diluted loss share		0.81	0.46

Basic weighted average number of shares		10,948,481	9,516,879

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders' Accumulated Equity (Deficit)

(in US dollars unless otherwise noted)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Warrants $	Accumulated deficit $	Stockholders' equity (deficiency) $

Balance – June 30, 2014	8,998,277	8,998	13,176,472	21,178	-	151,451	(14,259,260)	(901,161)
Exercise of Investor Warrants net of cash issue costs	496,519	497	1,265,680	-	-	-	-	1,266,177
Reclassification of derivative liability to equity upon exercise of Investor Warrants (note 4)	-	-	391,422	-	-	-	-	391,422
Shares issued upon the exchange of warrants	236,379	236	977,661	-	-	-	-	977,897
Amendment of warrants (note 4)	-	-	975,278	-	-	-	-	975,278
Reclassification of stock option liability	-	-	38,038	-	-	-	-	38,038
Exercise of CA $0.50 broker warrants	86,250	86	187,293	-	-	(49,379)	-	138,000
Expiration of broker warrants	-	-	12,640	-	-	(12,640)	-	-
Issuance of Series A preferred stock (note 3)	-	-	-	-	278,530	-	-	278,530
Shares issued for services	46,750	47	181,140	-	-	-	-	181,187
Stock-based compensation	-	-	187,176	-	-	-	-	187,176
Series A preferred stock dividend (note 3)	-	-	-	-	-	-	(6,267)	(6,267)
Loss for the year	-	-	-	-	-	-	(4,347,767)	(4,347,767)

Balance - June 30, 2015	9,864,175	9,864	17,392,800	21,178	278,530	89,432	(18,613,294)	(821,490)
Issuance of shares and warrants - net of issue costs	1,069,417	1,069	1,201,662	-	-	671,189	-	1,873,920
Issuance of Series B Preferred Shares – net of issue costs	-	-	4,513,019	-	6,294,255	246,566	(4,513,019)	6,540,821
Shares issued for services	27,500	28	146,872	-	-	-	-	146,900
Warrants issued for services	-	-	-	-	-	677,445	-	677,445
Reclassification of stock option liability (note 5)	-	-	381,497	-	-	-	-	381,497
Warrants exercised for cash	186,167	186	891,265	-	-	(26,250)	-	865,201
Cashless exercise of warrants (note 4)	9,404	9	76,530	-	-	-	-	76,539
Amendment of warrants (note 4)	-	-	3,597,032	-	-	-	-	3,597,032
Stock-based compensation	-	-	394,133	-	-	-	-	394,133
Series A preferred stock dividend (note 3)	-	-	-	-	-	-	(8,356)	(8,356)
Series B preferred stock dividend	30,360	31	238,295	-	-	-	(238,326)	-
Loss for the year	-	-	-	-	-	-	(8,864,864)	(8,864,864)

Balance - June 30, 2016	11,187,023	11,187	28,833,105	21,178	6,572,785	1,658,382	(32,237,859)	4,858,778

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Statement of Cash Flows

(in US dollars unless otherwise noted)

	Year ended June 30, 2016 $	Year ended June 30, 2015 $

Cash flows from operating activities
(Loss) income for the period	(8,864,864)	(4,347,767)
Items not affecting cash
Amortization	10,288	-
Accrued interest	-	2,091
Change in fair value of stock option and derivative liabilities	2,341,660	(627,433)
Change in fair value of derivative liability due to change in warrant terms	295,456	(23,658)
Loss on exchange of warrants	-	249,062
Shares issued for services	146,900	181,187
Warrants issued for services	647,902	-
Stock option expense	394,132	186,900

Changes in non-cash working capital
Taxes and other receivables	7,444	(16,259)
Prepaid expenses	100,907	(10,411)
Accounts payable and accrued liabilities	(178,263)	517,359
Related party payables	(47,376)	35,860
	(5,145,814)	(3,853,069)
Cash flows from investing activities
Intangible assets	(16,762)	-

	(16,762)	-
Cash flows from financing activities
Net proceeds from the issuance of Series B Preferred Stock	6,540,821	-
Net proceeds from the issuance of shares and warrants	2,453,633	-
Proceeds from the exercise of warrants	579,309	1,404,177
Deferred costs	-	(550,119)
Series A preferred stock dividend	(8,356)	(6,267)

	9,565,407	847,791

Increase (decrease) in cash and cash equivalents	4,402,831	(3,005,278)

Cash and cash equivalents - beginning of year	1,754,433	4,759,711

Cash and cash equivalents - end of year	6,157,264	1,754,433

Supplementary information (note 9)

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

1	Nature of operations, corporate history and liquidity risk

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

Liquidity risk

For the year ended June 30, 2016, the Company reported a loss of $8,864,864 and an accumulated deficit of $32,237,859 at that date. As at June 30, 2016, the Company had cash and cash equivalents on hand of $6,157,264. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a great degree of uncertainty with respect to the expenses the Company will incur in executing its business plan. In addition, the Company has not begun to commercialize or generate revenues from its product candidate.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. During the year ended June 30, 2016, the Company completed a convertible preferred share private placement for net cash proceeds of $6,540,821. In addition, subsequent to June 30, 2016, the Company received $257,110 in proceeds from the exercise of share purchase warrants (note 11). We believe, based on our current estimates, that we will be able to fund our operations beyond the next twelve months.

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

Reverse Stock Split

On May 16, 2016, the Company filed a Certificate of Change with the Secretary of State of Nevada that effected a 1-for-4 (1:4) reverse stock split of its common stock, par value $0.001 per share. The reverse split became effective on May 20, 2016. Pursuant to the Certificate of Change, the Company’s authorized common stock was decreased in the same proportion as the split resulting in a decrease from 200,000,000 authorized shares of common stock to 50,000,000 shares authorized. The par value of its common stock was unchanged at $0.001 per share, post-split. All warrants, stock options, conversion ratios, and per share information in these consolidated financial statements give retroactive effect to this 1-for-4 reverse stock split. The Company’s authorized and issued preferred stock was not affected by the split.

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

Consolidation

The consolidated financial statements include the accounts of Del Mar (BC), Callco, and Exchangeco as of and for the year ended June 30, 2016. Inter-company balances and transactions have been eliminated on consolidation.

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

June 30, 2016

(in US dollars unless otherwise noted)

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

Foreign currency translation

The functional currency of the Company at June 30, 2016 is the United States dollar. Transactions that are denominated in a foreign currency are remeasured into the functional currency at the current exchange rate on the date of the transaction. Any foreign-currency denominated monetary assets and liabilities are subsequently remeasured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the consolidated statement of operations and comprehensive loss. Non-monetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in consolidated statement of operations and comprehensive loss for the period.

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

June 30, 2016

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

June 30, 2016

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

The Company has the following liabilities under the fair value hierarchy:

	June 30, 2016
Liability	Level 1	Level 2	Level 3

Derivative liability	-	693,700	-

	June 30, 2015
Liability	Level 1	Level 2	Level 3

Derivative liability	-	2,364,381	-

Out- of- period adjustment

The consolidated statement of operations and comprehensive loss for the year ended June 30, 2016 includes a $100,868 out-of-period adjustment related to the re-measuring of the stock option liability that arose during the year ended June 30, 2015. This adjustment increased the stock based compensation expense and the corresponding stock option liability by $100,868. The impact of these adjustments to current and prior periods is not material.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

Intangible assets

Website development costs

Website development costs are stated at cost less accumulated amortization. The Company capitalizes website development costs associated with graphics design and development of the website application and infrastructure. Costs related to planning, content input, and website operations are expensed as incurred. The Company amortizes website development costs on a straight-line basis over three years. The website costs consist of $16,762 in cash costs and $29,543 in non-cash consideration in the form of the issuance of warrants. The Company recognized $10,288 and $0 respectively, in amortization during the years ended June 30, 2016 and 2015.

Patents

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

Research and development costs are expensed in the period incurred. At June 30, 2016 and 2015 all research and development costs have been expensed.

Shares for services

The Company has issued equity instruments for services provided by employees and non-employees. The equity instruments are valued at the fair value of the instrument granted.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

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

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the years ended June 30, 2016 and 2015 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, and convertible preferred shares are anti-dilutive. At June 30, 2016, potential common shares of 5,468,876 (2015 – 4,266,968) related to outstanding warrants and stock options and 2,255,595 (2015 – 0) relating to outstanding convertible preferred shares were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

ASU 2016-02, Leases (Topic 842).

The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the adoption of this standard.

ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

The updated guidance enhances the reporting model for financial instruments, and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently assessing this standard for its impact on future reporting periods.

ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”)

The guidance requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company expects that this guidance will have no effect on the Consolidated Financial Statements.

Accounting Standards Update (“ASU”) 2014-15 - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

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

3	Valent Technologies LLC agreements

On September 12, 2010 the Company entered into a Patent Assignment Agreement (the “Assignment Agreement”) with Valent Technologies, LLC (“Valent”) pursuant to which under certain circumstances Valent agreed to assign, convey and transfer to the Company all its right, title and interest in and to the patents for VAL-083 owned by Valent. As part of the Assignment Agreement, the Company issued Valent 125,000 share purchase warrants exercisable at CDN $2.00 until February 1, 2017. The Company has since satisfied the requirements under the Assignment Agreement and now owns all rights and title to VAL-083 and is responsible for the drug’s further development and commercialization. In accordance with the terms of the Assignment Agreement, Valent is entitled to receive a future royalty on revenues derived from the development and commercialization of VAL-083. In the event that the Company terminates the agreement, the Company may be entitled to receive royalties from Valent’s subsequent development of VAL-083 depending on the development milestones the Company has achieved prior to the termination of the Assignment Agreement.

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent. Pursuant to the Valent Exchange Agreement, Valent exchanged its then loan payable in the outstanding amount of $278,530 (including aggregate accrued interest to September 30, 2014 of $28,530), issued to Valent by DelMar (BC), for 278,530 shares of the Company’s Series A Preferred Stock (note 5).

One of the Company’s officers and directors is a principal of Valent and as result Valent is a related party to the Company (note 6).

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

4	Derivative liability

The Company has issued common stock purchase warrants. Based on the terms of certain of these warrants the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value each reporting period with the changes in fair value recorded in the consolidated statement of operations and comprehensive loss.

2013 Investor Warrants

During the quarter ended March 31, 2013, the Company entered into and closed a series of subscription agreements with accredited investors (the “Investors”), pursuant to which the Company issued an aggregate of 3,281,250 units at a purchase price of $3.20 per unit, for aggregate gross proceeds of $10,500,000 (the “Private Offering”). Each unit consists of one share of common stock and one five-year warrant (the “2013 Investor Warrants”) to purchase one share of common stock at an exercise price of $3.20. The exercise price of the 2013 Investor Warrants was subject to adjustment in the event that the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. The 2013 Investor Warrants are redeemable by the Company at a price of $0.001 per 2013 Investor Warrant at any time subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $6.40 per share with an average trading volume of 50,000 shares per day, and (ii) the underlying shares of common stock are registered for resale.

As a result of the financing completed by the Company during the quarter ended September 30, 2015 (note 5) the exercise price of the 2013 Investor Warrants was reduced from $3.20 to $3.144 resulting in the recognition of a loss of $8,098.

Year ended June 30, 2016

2013 Investor Warrant exercises

During the year ended June 30, 2016, 144,500 2013 Investor Warrants were exercised for cash at an exercise price of $3.144 per share. The Company received proceeds of $454,308 from these exercises. The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded resulting in $285,895 of the derivative liability being reclassified to equity.

2013 Investor Warrant amendments

During the year ended June 30, 2016, the Company entered into amendments (the “2013 Investor Warrant Amendments”) with the holders of certain 2013 Investor Warrants. Pursuant to the 2013 Investor Warrant Amendments, 767,560 2013 Investor Warrants were amended to extend the expiration date to March 31, 2019 and remove the provision requiring an adjustment of the exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. As a result of the 2013 Investor Warrant Amendments, the Company has recognized a loss of $31,491 and has reclassified $1,319,480 from the derivative liability to equity. The 2013 Investor Warrants were revalued to the date of the amendment and were then reclassified to equity.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

Year ended June 30, 2015

2013 Investor Warrant exercises

During the year ended June 30, 2015 the Company concluded a tender offer whereby the holders of the 2013 Investor Warrants had the opportunity to exercise their warrants at an exercise price of $2.60. Under the tender offer, a total of 190,557 warrants were exercised for net proceeds of $470,676 after payment by the Company of a 5% warrant agent fee of $24,772. Also, during the year ended June 30, 2015, an additional 305,962 warrants were exercised at an exercise price of $2.60 per warrant. The Company received proceeds of $795,501 from these exercises.

As a result of all of the 2013 Investor Warrant exercises during the year ended June 30, 2015, the Company received net proceeds of $1,266,177 from the exercise of 496,519 warrants. The 2013 Investor Warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded resulting in $391,422 of the derivative liability being reclassified to equity.

2013 Investor Warrant exchanges

Pursuant to an opportunity to receive one share of common stock for every three 2013 Investor Warrants held by investors, during the year ended June 30, 2015 the Company issued 236,379 shares of common stock in exchange for 709,135 2013 Investor Warrants. The 2013 Investor Warrants that were exchanged were revalued at their exchange date and then a reclassification to equity was recorded. The reclassification to equity upon the exchange was $728,835. The Company recognized an aggregate loss of $249,062 at the time of the exchanges.

2013 Placement Agent Warrants

Also in connection with the Reverse Acquisition (note 1), on March 6, 2013 the Company issued 1,312,500 warrants (the “2013 Placement Agent Warrants”) that are exercisable at $3.20 per share until March 6, 2018 but can be exercised on a cashless basis. The exercise price of the 2013 Placement Agent Warrants was subject to adjustment in the event that the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. As a result of the financing completed by the Company during the quarter ended September 30, 2015 (note 5) the exercise price of the 2013 Placement Agent Warrants was reduced from $3.20 to $3.144 resulting in a loss of $13,467.

On December 30, 2015, the Company entered into amendments (the “2013 Placement Agent Warrant Amendments”) with the holders of the 2013 Placement Agent Warrants. Pursuant to the 2013 Placement Agent Warrant Amendments, 1,262,500 2013 Placement Agent Warrants were amended to extend the expiration date to June 30, 2019 and remove the provision requiring an adjustment of the exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. As a result of the 2013 Placement Agent Warrant Amendments, the Company has recognized a loss of $242,400 and has reclassified $2,277,550 from the derivative liability to equity resulting in an increase to equity of $2,035,150. The 2013 Placement Agent Warrants were revalued to the date of the amendment and were then reclassified to equity.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

Dividend Warrants

Certain warrants issued pursuant to a warrant dividend (the “Dividend Warrants”) are exercisable at $5.00 per share until January 24, 2018. The Dividend Warrants are exercisable at such times as the underlying shares of common stock are registered for resale. Upon issuance the Dividend Warrants were redeemable by the Company at a price of $0.001 per Dividend Warrant at any time commencing 18 months following the date of issuance subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $10.00 per share and (ii) the underlying shares of common stock are registered for resale. Subject to the conditions set forth therein, the Dividend Warrants may be redeemed by the Company upon not less than sixty (60) days nor more than ninety (90) days prior written notice.

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

2015 Agent Warrants

As part of the Company’s financing completed during the quarter ended September 30, 2015 (note 5), the Company issued 23,477 warrants to certain placement agents (“2015 Agent Warrants”). The 2015 Agent Warrants are exercisable at a per share price equal to $3.00 during the five-year period commencing six months from the effective date of the Public Offering, which period shall not extend further than five years from the effective date of the Public Offering. Therefore, all 2015 Agent Warrants expire on July 15, 2020. During the year ended June 30, 2016, 31 2015 Agent Warrants were exercised on a cashless basis for 21 shares of common stock resulting in a reclassification to equity of $133.

Warrants issued for services

During the year ended December 31, 2013, the Company issued 75,000 warrants for services. The warrants were issued on September 12, 2013 and are exercisable on a cashless basis at an exercise price of $7.04 for five years. During the year ended June 30, 2016, 31,250 warrants were exercised on a cashless basis for 9,383 shares of common stock resulting in a reclassification to equity of $76,406.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

The Company’s derivative liability is summarized as follows:

	June 30, 2016 $	June 30, 2015 $

Opening balance	2,364,381	5,111,007

Change in fair value of warrants	1,963,733	(627,433)
Change in fair value due to change in warrant terms	295,456	(23,658)
Reclassification to equity upon amendment of warrants	(3,597,030)	(975,278)
Issuance of 2016 Agent Warrants	29,594	-
Reclassification to equity upon exchange of warrants	-	(728,835)
Reclassification to equity upon exercise of warrants	(362,434)	(391,422)

Closing balance	693,700	2,364,381

5	Stockholders’ equity (deficiency)

Preferred stock

Authorized

5,000,000 preferred shares, $0.001 par value

Issued and outstanding

Special voting shares – at June 30, 2016 and 2015 – 1

Series A shares – at June 30, 2016 – 278,530 (June 30, 2015 – 278,530)

Series B shares – at June 30, 2016 – 902,238 (June 30, 2015 – none)

Series B Preferred Shares

During the year ended June 30, 2016 the Company entered into Securities Purchase Agreements, pursuant to which it issued an aggregate of 902,238 shares of Series B Preferred Stock (the “Series B Preferred Shares”) at a purchase price of at $8.00 per share for total gross proceeds of approximately $7.2 million. Each share of Series B Preferred Stock is convertible into 2.5 shares of common stock equating to a conversion price of $3.20 (the “Conversion Price”) and will automatically convert to common stock at the earlier of 24 hours following regulatory approval of VAL-083 with a minimum closing bid price of $8 or five years from the final closing date. The holders of the Series B Preferred Stocks are entitled to an annual cumulative, in arrears dividend at the rate of 9% payable quarterly. The 9% dividend shall accrue quarterly commencing on the date of issue and be payable quarterly on June 30, September 30, December 31, and March 31 of each year commencing on June 30, 2016. Dividends shall be payable solely by delivery of shares of common stock, in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the Conversion Price. The Series B Preferred Shares do not contain any repricing features.

In addition, the Company and the holders entered into a royalty agreement, pursuant to which the Company will pay the holders of the Series B preferred shares, in aggregate, a low, single-digit royalty based on their pro rata ownership of the Series B preferred shares on products sold directly by the Company or sold pursuant to a licensing or partnering arrangement (the “Royalty Agreement”).

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

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

The Company engaged certain placement agents for the sale of a portion of the Series B Preferred Stock. Under the Company’s engagement agreements with these placement agents, the Company agreed to pay up to an 8% cash commission and issue warrants to purchase shares of common stock (the “2016 Agent Warrants”) up to the number of shares of our common stock equal to 8% of the aggregate number of shares underlying the Series B Preferred Stock sold in the offering by such placement agents. Pursuant to the placement agent agreements the Company paid a total cash commission of $339,032 and issued 103,963 2016 Agent Warrants. The 2016 Agent Warrants are exercisable at a per share price equal to $4.00 and expire on May 12, 2021

In addition to the cash commission the Company also incurred additional cash issue and closing costs of $338,051 resulting in net cash proceeds of approximately $6.5 million.

At the time of the issuance of the Series B Preferred Shares, they contained a preferential conversion feature which resulted from the Company’s share price exceeding the effective conversion price of the Series B preferred shares at the time of their issuance. The Company has recognized an aggregate $4,513,019 in relation to the beneficial conversion as an increase in additional paid-in capital and a corresponding direct increase in accumulated deficit.

The Company issued 30,360 shares of common stock on June 30, 2016 as a dividend on the Series B Preferred Shares and recognized $238,326 as a direct increase in accumulated deficit.

Series A Preferred Shares

Effective September 30, 2014 pursuant to the Company’s Valent Exchange Agreement (note 3), the Company filed the Series A Certificate of Designation with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 278,530 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Series A Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock will be entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Series A Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock.

Special voting shares

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

June 30, 2016

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

Common stock

Authorized

50,000,000 common shares, $0.001 par value

Issued and outstanding at June 30, 2016 – 11,187,023 (2015 – 9,864,175). The issued and outstanding common shares at June 30, 2016 include 1,014,011 (2015 – 1,064,010) shares of common stock on an as-exchanged basis with respect to the Exchangeable Shares (note 1).

a)	Public offering financing

On July 15, 2015 the Company’s Registration Statement on Form S-1 relating to a public offering by the Company of common stock and common stock purchase warrants (the “Public Offering”) was declared effective by the Securities and Exchange Commission. Pursuant to the Public Offering, the Company issued 1,069,417 shares of common stock at $2.40 per share and 1,069,417 warrants (the “2015 Investor Warrants”) to purchase shares of common stock at $0.004 per warrant for total gross proceeds of $2,566,660. The 2015 Investor Warrants are exercisable at $3.00 per share for a period of five years until they expire on July 31, 2020.

The Company engaged certain placement agents for the sale of a portion of the shares and 2015 Investor Warrants. Under the Company’s engagement agreements with these placement agents, the Company agreed to pay up to a 7% cash commission and issue warrants to purchase shares of common stock (the “2015 Agent Warrants”) up to the number of shares of our common stock equal to 5% of the aggregate number of shares sold in the Offering by such placement agents. Pursuant to the placement agent agreements the Company paid a total cash commission of $80,575 and issued 23,477 2015 Agent Warrants (note 4). The 2015 Agent Warrants are exercisable at a per share price equal to $3.00 during the five-year period commencing six months from the effective date of the Public Offering, which period shall not extend further than five years from the effective date of the 2015 Public Offering. Therefore, all 2015 Agent Warrants expire on July 15, 2020.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

In addition to the cash commission of $80,575 the Company also incurred additional cash issue and closing costs of $582,511 (including costs deferred at June 30, 2015 of $550,119) resulting in net cash proceeds of $1,903,514. The 2015 Agent Warrants have been recognized as non-cash issue costs of $29,594.

b)	Shared issued for services

During the year ended June 30, 2016 the Company issued 27,500 (June 30, 2015 – 46,750) shares of common stock for services resulting in the recognition of $146,900 (June 30, 2015 - $181,187) in expense. All of the shares issued for services for the years ended June 30, 2016 and 2015 have been recognized as general and administrative expense.

Stock options

The Company’s Board of Directors has approved a stock option plan (the “Plan”). Under the Plan the number of common shares that will be reserved for issuance to officers, directors, employees and consultants under the Plan will not exceed 7.5% of the share capital of the Company on a fully diluted basis. The requisite service period of the options ranges from six months to three years and also has a range of six months to three years contractual term.

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

The following table sets forth the options outstanding under the Plan as of June 30, 2016:

	Number of stock options outstanding	Weighted average exercise price

Balance – June 30, 2014	796,804	3.84
Granted	150,000	3.52
Cancelled	(30,000)	4.20
Forfeited	(18,054)	2.12

Balance – June 30, 2015	898,750	3.76
Granted	177,500	3.96
Cancelled	(12,500)	4.20
Forfeited	(207,500)	4.02

Balance - June 30, 2016	856,250	3.77

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

The following table summarizes stock options currently outstanding and exercisable at June 30, 2016:

Exercise price $	Number Outstanding at June 30, 2016	Weighted average remaining contractual life (years)	Number exercisable at June 30, 2016

1.55	68,750	5.64	68,750
2.00	87,500	5.64	87,500
2.96	45,000	8.60	45,000
3.20	30,000	8.75	30,000
3.32	30,000	9.59	4,139
3.60	25,000	9.72	2,361
3.76	45,000	9.50	7,458
4.00	12,500	6.60	12,500
4.20	412,500	7.13	406,354
4.48	30,000	9.52	4,806
4.76	25,000	9.84	1,366
6.16	15,000	6.75	15,000
9.20	30,000	6.92	30,000

	856,250		715,234

Included in the number of stock options outstanding are 25,000 stock options granted at an exercise price of CA$ $2.00. The exercise prices for these stock options shown in the above table have been converted to $1.55 US$ using the period ending closing exchange rate. Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested.

The stock options have been valued using a Black-Scholes pricing model using the following assumptions:

	June 30, 2016	June 30, 2015
Dividend rate	0%	0%
Volatility	84% to 118%	67% to 85%
Risk-free rate	1.00%	1.00 to 1.25%
Term – years	0.5 to 3.0	0.5 to 2.5

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

The Company has recognized the following amounts as stock-based compensation expense for the periods noted:

	Years ended June 30,
	2016 $	2015 $

Research and development	263,509	36,284
General and administrative	130,623	150,616

	394,132	186,900

Of the total stock option expense of $394,132 (2015 - $186,900) for the year ended June 30, 2016, all of it has been recognized as additional paid in capital. For the year ended June 30, 2015 $225,214 has been recognized as additional paid in capital and $38,314 as a reduction to stock option liability. The aggregate intrinsic value of stock options outstanding at June 30, 2016 was $3,486,910 (2015 - $203,528) and the aggregate intrinsic value of stock options exercisable at June 30, 2016 was $2,941,031 (2015 - $203,528). As of June 30, 2016 there was $507,438 in unrecognized compensation expense that will be recognized over the next three years. No stock options granted under the Plan have been exercised to June 30 2016. Upon the exercise of stock options new shares will be issued.

A summary of status of the Company’s unvested stock options as of June 30, 2016 under all plans is presented below:

	Number of options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2014	183,920	3.92	2.16
Granted	150,000	3.52	1.28
Vested	(105,277)	3.76	1.92
Forfeited	(18,053)	2.12	1.44
Cancelled	(30,000)	4.20	2.28

Unvested at June 30, 2015	180,590	3.80	1.64

Granted	177,500	3.96	2.24
Vested	(147,293)	3.71	2.09
Forfeited	(65,093)	3.67	0.91
Cancelled	(4,688)	4.20	2.28

Unvested at June 30, 2016	141,016	3.17	1.73

The aggregate intrinsic value of unvested stock options at June 30, 2015 was $547,279 (2015 - $0). The unvested stock options have a remaining weighted average contractual term of 9.51 years.

Stock option liability

Certain of the Company’s stock options have been issued in CA$. Of these, a portion have been classified as a stock option liability which is revalued at each reporting date. During the year ended June 30, 2016, the Company recognized a revaluation loss $377,927 relating to the revaluation of these stock options. On June 30 2016, the Company amended 87,500 of these stock options held by three optionees such that the exercise price of the options was adjusted to be denominated in US$. No other terms of the stock options were amended. As a result of the amendment, $351,750 was reclassified to equity at June 30, 2016. Subsequent to June 30, 2016, an additional 43,750 stock options were amended in the same manner resulting in the remaining stock option liability being reclassified to equity (note 11).

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

Warrants

	Number of warrants	Amount $

Balance – June 30, 2014	234,250	151,451
Expiry of warrants (i)	(23,000)	(12,640)
Exercise of warrants (ii)	(86,250)	(49,379)

Balance – June 30, 2015	125,000	89,432

Issuance of 2015 Investor Warrants (iii)	1,069,417	671,189
Exercise of 2015 Investor Warrants (iii)	(41,667)	(26,250)
2016 Agent Warrants (iv)	103,963	246,566
Warrants issued for services (v)	265,000	677,445

Balance - June 30, 2016	1,5217,713	1,658,382

i)	Broker warrants were issued as finder’s fees in relation to the issuance of certain securities. The warrants had an exercise price of CA$2.00 per warrant.

ii)	The Company has issued 86,250 warrants for investor relations services. The warrants were issued on February 1, 2012 and vested in 12 equal installments over a 12-month period commencing on March 1, 2012. The warrants have an exercise price of CA$2.00 per warrant. The 86,250 warrants were exercised during the year ended June 30, 2015 for cash proceeds of $138,000 (CA$ 172,500).

iii)	Pursuant to the Public Offering, the Company issued 1,067,417 2015 Investor Warrants at an exercise price of $3.00. The warrants expire on July 31, 2020. Of these warrants, 41,667 have been exercised during the year ended June 30, 2016.

iv)	As part of its Series B Preferred Share financing the Company issued 103,963 2016 Agent Warrants that are exercisable at a price of $4.00 until May 12, 2021.

v)	The Company has issued 265,000 warrants for services at an exercise price of $3.00. The warrants expire at various dates as noted below.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

Certain of the Company’s warrants have been recognized as a derivative liability (note 4).

The following table summarizes all of the Company’s outstanding warrants as of June 30, 2016:

Description	Number

Issued for patents (i)	125,000
2013 Investor Warrants (ii)	948,716
Dividend Warrants (iii)	812,502
2013 Placement Agent (iv)	1,262,500
Issued for services (v)	308,750
2015 Investor Warrants	1,027,750
2015 Agent Warrants (note 4)	23,446
2016 Agent Warrants	103,963

Closing balance - June 30, 2016	4,612,627

i)	The Company issued 125,000 warrants to Valent (note 3). The warrants have an exercise price of CA$2.00 per warrant and expire February 1, 2017.

ii)	The Investor Warrants were issued as part of the Company’s $3.20 unit offering. They were issued in tranches on January 25, 2013, January 31, 2013, February 8, 2013, February 21, 2013, February 28, 2013, March 1, 2013, and March 6, 2013 respectively. Of the total outstanding, 181,156 expire five years from their respective issue dates and 767,560 have been amended such that they expire on March 31, 2019. The exercise price for all 2013 Investor warrants is $3.144 (note 4).

iii)	The Dividend Warrants are exercisable at $5.00 per share until January 24, 2018 (note 4).

iv)	The 2013 Placement Agent Warrants are exercisable at $3.144 per share until June 30, 2019 but may be exercised on a cashless basis (note 4).

v)	Of the total, 265,000 are exercisable at $3.00 and 43,750 are exercisable on a cashless basis at a price of $7.04 per share. The warrants expire as to 125,000 on December 1, 2020, 15,000 on July 31, 2020, 125,000 on February 1, 2021, and 43,750 on September 12, 2018.

6	Related party transactions

The following related party transactions and balances have been entered into by the Company.

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $480,000 (2015 - $505,000) in compensation expense during the year ended June 30, 2016.

The Company recognized $167,083 (2015 - $119,417) in directors’ fees during the year ended June 30, 2016. In addition, upon the resignation of one of the Company’s directors, the Director agreed to a lock-up agreement limiting his ability to sell shares and was paid $45,000 pursuant to the lock-up agreement.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

At June 30, 2016 there is an aggregate amount of $43,444 (June 30, 2015 - $90,820) owed to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

Effective September 30, 2014, the Company entered into and closed an agreement with Valent to exchange its loan with Valent for 278,530 shares of Series A preferred stock of the Company (note 3).

For the year ended June 30, 2016, the Company recorded $8,356 related to the dividend payable on the Series A Preferred Stock held by Valent. For the year ended June 30, 2015, the Company recorded $6,267 related to the dividend and $2,091 related to interest from July 1, 2014 to September 30, 2014 when the Valent loan was exchanged for preferred stock.

7	Current and future income taxes

The Company has the following non-capital losses available to reduce taxable income of future years:

Expiry date	$

2029	59,300
2030	940,780
2031	1,018,931
2033	3,667,899
2034	5,031,391
2035	4,348,303
2036	2,112,983

In addition, the Company has non-refundable investment tax credits of $127,100 that can be carried forward 20 years and can be deducted from future taxes payable.

Significant components of the Company’s future tax assets are shown below:

	June 30, 2016 $	June 30, 2015 $

Non-capital losses carried forward	4,997,819	4,342,685
Financing costs	7,448	10,565
Scientific research and development	233,773	183,913

	5,239,040	4,537,163
Valuation allowance	(5,239,040)	(4,537,163)

Net future tax assets	-	-

The income tax benefit of these tax attributes has not been recorded in these consolidated financial statements because of the uncertainty of their recovery.

The Company’s effective income tax rate differs from the statutory income tax rate of 34% (2015 - 34%).

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

The differences arise from the following items:

	June 30, 2016 $	June 30, 2015 $
Tax recovery at statutory income tax rates	(2,885,559)	(1,630,650)
Permanent differences	1,119,908	(49,820)
Effect of rate differentials between jurisdictions	257,900	327,485
Other	34,116	(4,783)
Change in valuation allowance	1,473,635	1,357,768

	-	-

8	Commitments and contingencies

Office lease

The Company currently rents its offices pursuant to a one-year lease that commenced on May 27, 2016 at a rate of $2,983 (CA$3,850) per month. During the year ended June 30, 2016, the Company recorded $36,610 as rent expense (2015 - $29,429).

9	Supplementary statement of cash flows information

	Year ended June 30, 2016	Year ended June 30, 2015
Issuance of preferred shares for the settlement of the loan payable with Valent (note 3)	-	278,530
Reclassification of derivative liability to equity upon the exercise of warrants (note 4)	362,434	391,422
Reclassification of derivative liability to equity upon the exchange of 2013 Investor Warrants (note 4)	-	728,835
Reclassification of derivative liability to equity upon the amendment of warrants (note 4)	3,597,030	975,278
Reclassification of stock option liability to equity upon settlement (note 5)	381,497	38,038
Non-cash website development costs	29,543	-

10	Financial risk management

Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or valuation of its financial instruments.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

The Company is exposed to financial risk related to fluctuation of foreign exchange rates. Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the United Sates dollar, primarily general and administrative expenses incurred in Canadian dollars. The Company believes that the results of operations, financial position and cash flows would be affected by a sudden change in foreign exchange rates, but would not impair or enhance its ability to pay its Canadian dollar accounts payable. The Company manages foreign exchange risk by converting its US$ to CA$ as needed. The Company maintains the majority of its cash in US$. As at June 30, 2016, Canadian dollar denominated accounts payable and accrued liabilities exposure in US$ totaled $73,193.

a)	Foreign exchange risk

Foreign exchange risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. If foreign exchange rates were to fluctuate within +/-10% of the closing rate at year-end, the maximum exposure is $7,319.

Balances in foreign currencies at June 30, 2016 and 2015 are as follows:

	June 30, 2016 balances CA$	June 30, 2015 balances CA$

Trade payables	94,443	201,169
Cash	61,918	88,205

b)	Interest rate risk

The Company is subject to interest rate risk on its cash and cash equivalents and believes that the results of operations, financial position and cash flows would not be significantly affected by a sudden change in market interest rates relative to the investment interest rates due to the short-term nature of the investments. As at June 30, 2016, cash and cash equivalents held in Canadian dollar accounts or short-term investments were $47,937. The Company’s cash balance currently earns interest at standard bank rates. If interest rates were to fluctuate within +/-10% of the closing rate at year end the impact of the Company’s interest bearing accounts will be not be significant.

The only financial instruments that expose the Company to interest rate risk are its cash and cash equivalents.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(in US dollars unless otherwise noted)

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in raising funds to meet cash flow requirements associated with financial instruments. The Company continues to manage its liquidity risk based on the outflows experienced for the period ended June 30, 2016 and is undertaking efforts to conserve cash resources wherever possible. The maximum exposure of the Company’s liquidity risk is $627,446 at June 30, 2016 (note 1).

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

The maximum exposure of the Company’s credit risk is $18,387 at June 30, 2016.

Cash and cash equivalents $	Insured amount $	Non-insured amount $

6,157,264	89,851	6,067,413

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

11	Subsequent events

Exercise of warrants

Subsequent to June 30, 2016, 84,181 common stock purchase warrants have been exercised for proceeds of $257,110. A portion of the warrants exercised have been accounted for as a derivative liability. As a result of the exercise of these warrants, the related derivative liability has been reclassified to equity resulting in a net increase to equity of approximately $105,000.

Warrant amendments

Subsequent to June 30, 2016, 15,938 2013 Investor Warrants (note 4) were amended resulting in an increase to net equity of approximately $44,000.

Stock option amendments

Subsequent to June 30, 2016, the Company amended 43,750 stock options held by five optionees such that the exercise price of the stock options was changed from CA$2.00 to USD $2.00. The result was a net reclassification to equity of $175,875.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and also are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of June 30, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management concluded that we did not maintain effective internal control during the year ended June 30, 2015 because a material weakness related to the accounting, presentation, and disclosure of non-routine financial instrument transactions existed as of that date. This material weakness resulted in the misstatement of our derivative liability, additional paid-in capital, warrants and accumulated deficit and the restatement of the Company’s consolidated financial statements for the fiscal years 2014 and 2015 and each of the quarters ended September 30, 2013 and 2014, December 31, 2013 and 2014 and March 31, 2014 and 2015. Additionally, this material weakness could result in a misstatement of aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended June 30, 2015, our management, including our Chief Executive Officer and Chief Financial Officer concluded that we maintained effective internal control over financial reporting as of June 30, 2015. Management subsequently concluded that the material weakness described above existed as of June 30, 2015. As a result, we concluded that we did not maintain effective internal control over financial reporting as of June 30, 2015, based on the criteria in Internal Control- Integrated Framework (2013) issued by the COSO. Accordingly, management restated its report on internal control over financial reporting and filed an amended Annual Report on Form 10-K/A for the year ending June 30, 2015, to include this restated report.

Remediation Plan for the Material Weakness

Management has been actively engaged in developing remediation plans to address the above material weakness. The remediation efforts in process or expected to be implemented include the following:

●	Engaging an industry expert to assist with the identification and assessment of non-routine, financial instrument related transactions; and

●	Re-designing controls to identify, research, evaluate and review the appropriate accounting related to non-routine complex transactions and technical accounting matters. These include matters in the areas of share purchase warrants, derivative liability and other equity transactions.

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

Management determined that the remediation of the material weakness was completed in the quarter ended December 31, 2015. Notwithstanding this determination, in connection with the preparation of the financial statements for the year ended June 30, 2016, management determined that a non-material error had been made for prior periods due to a material weakness in internal control. As a result, management determined that the Company’s internal control over financial reporting was ineffective as of June 30, 2016.

Notwithstanding the material weakness discussed above, management, based upon the substantial work performed during the restatement process and additional procedures undertaken by management, has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K for the years ended June 30, 2016 and June 30, 2015 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position

Jeffrey Bacha	48	President, Chief Executive Officer and Director

Dennis Brown	66	Chief Scientific Officer and Director

Scott Praill	50	Chief Financial Officer

John K. Bell	68	Director

Lynda Cranston	68	Director

Erich Mohr	61	Director

Robert J. Toth, Jr.	53	Director

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

Dr. Dennis Brown, PhD, has been Chief Scientific Officer of the Company since January 25, 2013 and director of the Company since February 11, 2013. Dr. Brown is one of our founders and has served as Chief Scientific Officer and director of DelMar (BC) since inception. Dr. Brown has more than thirty years of drug discovery and development experience. He has served as Chairman of Mountain View Pharmaceutical's board of directors since 2000 and is the President of Valent. In 1999 he founded ChemGenex Therapeutics, which merged with a publicly traded Australian company in 2004 to become ChemGenex Pharmaceuticals (ASX: CXS/NASDAQ: CXSP), of which he served as President and a Director until 2009. He was previously a co-founder of Matrix Pharmaceutical, Inc., where he served as Vice President (VP) of Scientific Affairs from 1985-1995 and as VP, Discovery Research, from 1995-1999. He also previously served as an Assistant Professor of Radiology at Harvard University Medical School and as a Research Associate in Radiology at Stanford University Medical School. He received his B.A. in Biology and Chemistry (1971), M.S. in Cell Biology (1975) and Ph.D. in Radiation and Cancer Biology (1979), all from New York University. Dr. Brown is an inventor of about 34 issued U.S. patents and applications, many with foreign counterparts. Dr. Brown’s scientific knowledge and experience qualifies him to serve on our Board of Directors.

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

John K. Bell, FCPA, FCA, ICD.D has served as a director of the Company since February 11, 2013. John K. Bell is Chairman of Onbelay Capital Inc., a Canadian based private equity company with principal investments in Telematics and auto parts manufacturing (for past 5 years). Prior to that, from 1996 to 2005, Mr. Bell was CEO and owner of Polymer Technologies Inc., an automotive parts manufacturer. Prior to that, from 1977 to 1995, Mr. Bell was founder and owner of Shred-Tech Limited a global manufacturer and supplier of industrial shredders and mobile document shredders. Mr. Bell served as interim CEO and director of ATS Automation Tooling Systems (TSX-ATA) in 2007. Mr. Bell is a director of Strongco Corporation (TSX-SQP), Canopy Growth Corp. (TSX-V-CGC), and the Royal Canadian Mint (TSX-MNT). Mr. Bell is the past National secretary and board member of The Crohns and Colitis Foundation of Canada. Mr. Bell is also the past Chairman of Waterloo Regional Police, Cambridge Memorial Hospital, Canada’s Technology Triangle accelerator network and The Region of Waterloo prosperity counsel. Mr. Bell is a graduate of Western University Ivey School of Business, a Fellow of the institute of Chartered Accountants of Ontario, a graduate of the Institute of Directors Program of Canada and the owner’s president program at Harvard and International marketing program at Oxford. Mr. Bell’s financial and executive business experience qualifies him to serve on our Board of Directors.

Lynda Cranston BScN, MScN, ICD.D has served as a director of the Company since February 5, 2015 and serves as the Chair of our Governance and Compensation Committee. Mrs. Cranston recently retired from the healthcare industry where she had been a CEO for over 20 years. Her last appointment prior to her retirement was as the first CEO of the Provincial Health Services Authority (2002 to 2013). Prior to this appointment Mrs. Cranston had been the first CEO of the Canadian Blood Services in Ottawa, ON (1998-2001). Before moving to Ottawa, Mrs. Cranston, as the CEO of BC Women's Hospital and Healthcare Centre had merged the organization with the BC Children's Hospital and the Sunny Hill Health Centre for Children to become the Children's and Women's Healthcare Centre of BC. Following the merger Mrs. Cranston became the first CEO. Mrs. Cranston also sits on the national board of the Gastrointestinal Society as its chair. In 2013, Mrs. Cranston was identified as a member of Diversity 50 by the Canadian Board Diversity Council as being one of Canada's most board ready candidates. Mrs. Cranston was awarded the Board Chair Award of Excellence by the HealthCare Leaders' Association of British Columbia in 2008. In 2007, she was inducted into Canada's Most Powerful Women Top 100 Hall of Fame after having been identified in '04,'05 & '06 as one of Canada's Most Powerful Women Top 100. Mrs. Cranston is a recipient of the YWCA Women of Distinction Award, the 125th Anniversary of the Confederation of Canada Commemorative Medal for community contributions, and the Queen's Golden Jubilee Medal for contribution to Canada and community. Ms. Cranston’s healthcare industry and executive knowledge and experience qualify her to serve on our Board of Directors.

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

Board Committees

The Board of Directors has formed an Audit Committee, which currently consists of John K. Bell, Chair, Robert Toth, and Erich Mohr, all of whom are independent (as that term is defined under the Nasdaq Marketplace Rules) and financially literate (as such qualification is interpreted by the Board of Directors in its business judgment). We are relying upon the exemption in section 6.1 of Canadian National Instrument 52-110 – Audit Committees from Parts 3 and 5 thereof.

The Board of Directors has also formed a Corporate Governance and Compensation Committee which consists of Lynda Cranston, Chair, John K. Bell, Erich Mohr, and Robert Toth. The Corporate Governance and Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to (i) corporate governance practices and policies and (ii) compensation matters, including compensation of the directors and senior management of the Company and the administration of compensation plans of the Company.

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

Board Leadership Structure and Role in Risk Oversight

Mr. Bacha serves as Chairman and Chief Executive Officer. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined. Mr. John Bell serves as the Independent Lead Director.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Board of Directors is committed to a high standard of corporate governance practices and, through its oversight role, encourages and promotes a culture of ethical business conduct. Our code of ethics is available on our website at delmarpharma.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended June 30, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

The following table sets forth all compensation paid in respect of the Company’s principal executive officers and those individuals who received compensation in excess of $100,000 per year for the years ended June 30, 2016 and 2015.

Name and Principal Position	Period	Salary (US$)	Option Awards (US$)	Total (US$)
Jeffrey Bacha CEO	Year Ended June 30, 2016	180,000	-	180,000
	Year Ended June 30, 2015	180,000	-	180,000

Dennis Brown Chief Scientific Officer	Year Ended June 30, 2016	150,000	-	150,000
	Year Ended June 30, 2015	150,000	-	150,000

Scott Praill, Chief Financial Officer	Year Ended June 30, 2016	150,000	-	150,000
	Year Ended June 30, 2015	175,000	-	175,000

The previous consulting agreements between DelMar (BC) and each of Mr. Bacha and Dr. Brown expired on December 31, 2012. Until July 1, 2014 we continued to compensate Mr. Bacha and Dr. Brown at the rates set forth in their respective consulting agreements (CDN $12,000 per month and $10,000 per month respectively) except that commencing January 1, 2014 we began paying compensation in USD rather than CDN. Commencing July 1, 2014, the Company began to compensate Mr. Bacha USD $15,000 on a monthly basis and Dr. Brown at USD $12,500 on a monthly basis. The Company recently entered into consulting agreements with Mr. Bacha and Dr. Brown that are retroactive to January 1, 2015. The terms of the new agreements are substantially the same as the previously expired agreements except that they reflect the current compensation noted above.

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

We were party to a consulting agreement, dated February 1, 2013, with Scott Praill, our Chief Financial Officer. Pursuant to the consulting agreement, we agreed to pay Mr. Praill a fee of CDN$10,000 per month and a one-time fee of CDN $30,000 for services rendered to that date. The consulting agreement did not specify the amount of time Mr. Praill is required to devote to us, but did require that Mr. Praill provide us with the full benefit of his knowledge, expertise and ingenuity, and prohibited Mr. Praill from engaging in any business, enterprise or activity contrary to or that would detract from our business. The consulting agreement expired on December 31, 2013. Mr. Praill devotes 100% of his business time to us. Since the expiration of the consulting agreement, we have continued to compensate Mr. Praill under the terms of the original agreement except that commencing January 1, 2014 we began paying compensation in USD rather than CDN. Commencing July 1, 2014, the Company began to compensate Mr. Praill USD $12,500 on a monthly basis. Mr. Praill continues to serve as our Chief Financial Officer. The Company recently entered into a consulting agreement with Mr. Praill that is retroactive to January 1, 2015. The terms of the new agreement are substantially the same as the previously expired agreement except that it reflects the current compensation noted above.

As a result of the Company establishing a Corporate Governance and Compensation Committee, the Company anticipates entering into employment agreements with Mr. Bacha, Mr. Praill, and Dr. Brown in the near future. The contemplated employment agreements will replace the existing consulting agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of June 30, 2016.

	Option awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (US$)	Option expiration date
Jeffrey Bacha	37,500	-	-	2.00 (1)	Feb 1, 2022
	87,500	-	-	4.20	Aug 15, 2023

Dennis Brown	37,500	-	-	2.00 (1)	Feb 1, 2022
	87,500	-	-	4.20	Aug 15, 2023

Scott Praill	12,500	-	-	2.00 (1)	Feb 1, 2022
	87,500	3,646	-	4.20	Aug 15, 2023

(1) Original exercise price was CDN $2.00. Price was amended to USD $2.00 on June 30, 2016. All other terms of the option grants remain unchanged.

Director Compensation

Director compensation is intended to provide an appropriate level of remuneration considering the responsibilities, time requirements and accountability of the Directors.

The following table sets forth director compensation for the fiscal year ended June 30, 2016 (excluding compensation to the Company’s executive officers set forth in the summary compensation table above) paid by the Company.

	Fees Earned				Nonqualified
	Or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
William Garner (1)	61,083	-	-	-	-	-	61,083
John K. Bell	42,000	-	-	-	-	-	42,000
Robert J, Toth, Jr.	37,000	-	-	-	-	-	37,000
Lynda Cranston	39,000	-	-	-	-	-	39,000
Erich Mohr	33,000	-	-	-	-	-	33,000

(1)	The Board accepted the resignation of William Garner on February 10, 2016. Upon his resignation, Mr. Garner agreed to a lock-up agreement limiting his ability to sell shares and was paid $45,000 pursuant to the lock-up agreement.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 9, 2016, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)
Directors and Officers:
Jeffrey Bacha	1,057,065	(3)	9.3%
Dennis Brown	1,038,251	(4)	9.8%
John K. Bell	114,442	(6)	1.1%
Scott Praill	162,019	(7)	1.5%
Robert J. Toth, Jr.	44,175	(8)	*
Lynda Cranston	33,173	(9)	*
Erich Mohr	53,797	(10)	*
All officers and directors as a group (7 persons)	2,502,922		20.9%
Beneficial owners of more than 5%:
Valent Technologies LLC	537,500	(11)	5.1%
Howard K. Fuguet (12)	625,000		6.1%
William Garner	616,302	(5)	6.0%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o DelMar Pharmaceuticals, Inc., Suite 720 - 999 West Broadway, Vancouver, British Columbia, Canada V5Z 1K5.

(2)	Applicable percentage ownership is based on 10,317,193 shares of common stock outstanding as of September 9, 2016, together with securities exercisable or convertible into shares of common stock within 60 days of September 9, 2016 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 3, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 874,636 shares issuable upon exchange of Exchangeable Shares (including 165,000 shares held in trust), 125,000 shares issuable upon exercise of options, 15,000 shares issuable upon exercise of warrants, and 7,813 shares issuable upon the conversion of Series B Preferred Stock.

(4)	Includes 412,500 shares held by Valent, 125,000 shares issuable upon exercise of warrants held by Valent, 125,000 shares issuable upon exercise of options, 21,250 shares issuable upon exercise of warrants held by Dr. Brown, and 7,500 shares issuable upon the conversion of Series B Preferred Stock.

(5)	Consists of 603,846 outstanding shares, 4,167 shares issuable upon exercise of warrants, and 3,125 shares issuable upon the conversion of Series B Preferred Stock. Does not include 12,500 shares issuable upon exchange of Exchangeable Shares, which are held in trust for Dr. Garner by Jeffrey Bacha.

(6)	Includes 25,000 shares issuable upon exchange of Exchangeable Shares held by Onbelay Capital, Inc., 34,442 shares owned by Onbelay Capital, Inc., 12,500 shares issuable upon exercise of warrants held by Onbelay Capital, Inc., 30,000 shares issuable upon exercise of options, and 12,500 shares issuable upon the conversion of Series B Preferred Stock held by Onbelay Capital, Inc.

(7)	Includes 100,000 shares issuable upon exercise of options, 25,000 shares issuable upon exchange of Exchangeable Shares, 12,500 shares issuable upon exercise of warrants and 9,375 shares issuable upon the conversion of Series B Preferred Stock.

(8)	Includes 30,000 shares issuable upon exercise of options and 3,250 shares issuable upon the conversion of Series B Preferred Stock

(9)	Includes 30,000 shares issuable upon exercise of vested options and 3,125 shares issuable upon the conversion of Series B Preferred Stock.

(10)	Includes 30,000 shares issuable upon exercise of vested options and 23,438 shares issuable upon the conversion of Series B Preferred Stock.

(11)	Includes 125,000 shares issuable upon exercise of warrants. Valent is owned by Dennis Brown, the Company’s Chief Scientific Officer.

(12)	The address of the shareholder is Ropes & Gray LLP, 800 Boylston Street, Boston MA, 02199-3600.

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

On January 25, 2013, the Company issued to Valent 287,500 shares of common stock, in exchange for Valent agreeing to reduce certain royalties payable to it under the Assignment.

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

In addition, under the terms of the Assignment, DelMar (BC) issued to Valent warrants to acquire 125,000 common shares at an exercise price of CDN $2.00 per upon the completion of the financing transaction that closed in February 2012.

On April 30, 2012, DelMar (BC) issued 125,000 common shares in partial settlement of accounts payable in the amount of CDN $250,000 (U.S. $253,050) owed to Valent.

Valent, which is owned by Dr. Dennis Brown, our Chief Scientific Officer, leases facilities in California and we have access to such facilities pursuant to an informal unwritten arrangement with Valent.

Included in accounts payable at June 30, 2016 is a net aggregate amount of $43,444 owed to the Company’s officers and directors for fees and expenses. The Company pays related party payables incurred for fees and expenses under normal commercial terms.

Director Independence

John K. Bell, Robert J. Toth, Jr., Lynda Cranston and Erich Mohr are independent as that term is defined under the Nasdaq Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees for professional services rendered by PricewaterhouseCoopers LLP (“PWC”), our registered independent public accounting firm for the years ended June 30, 2016 and 2015:

	Year Ended June 30, 2016	Year Ended June 30, 2015

Audit Fees	$115,000	$115,000
Audit Related Fees	$16,000	$90,000
Tax Fees	$-	$-
All other fees	$-	$-
Total Fees	$131,000	$205,000

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

Tax Fees. PWC did not perform any tax compliance services for us during the years ended June 30, 2016 or 2015.

All other fees. PWC did not receive any other fees from us for the years ended June 30, 2016 or 2015.

PART IV

Item 15. Exhibits.

1.1	Form of Placement Agent Agreement (11)
2.1	Exchange Agreement, dated January 25, 2013, among the Company, Exchangeco, Callco, DelMar (BC) and securityholders of DelMar (BC) (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Articles of Merger of the Company (3)
3.3	Certificate of Designation of Special Voting Preferred Stock of the Company (3)
3.4	Bylaws of the Company (2)
3.5	Amendment to Bylaws of the Company (4)
3.6	Certificate of Designation of Series A Preferred Stock (7)
3.7	Certificate of Amendment to Articles of Incorporation (17)
3.8	Certificate of Change (16)
3.9	Certificate of Designation of Series B Preferred Stock (15)
10.1	Form of Warrant (12)
10.2	Intercompany Funding Agreement, dated January 25, 2013, between the Company and Exchangeco (1)
10.3	Support Agreement, dated January 25, 2013, among the Company, Exchangeco and Callco (1)
10.4	Voting and Exchange Trust Agreement, dated January 25, 2013, among the Company, Callco, Exchangeco, and the Trustee (1)
10.5	Form of Subscription Agreement (1)
10.6	Form of Registration Rights Agreement (1)
10.7	Form of Investor Warrant (1)
10.8	Form of Dividend Warrant (1)
10.9†	Memorandum of Understanding and Collaboration Agreement between Guangxi Wuzhou Pharmaceutical (Group) Co. Ltd. and DelMar (BC) (1)
10.10†	Patent Assignment Agreement, dated September 12, 2010, between DelMar (BC) and Valent (5)
10.11	Amendment, dated January 21, 2013, to Patent Assignment Agreement, dated September 12, 2010, between DelMar (BC) and Valent (5)
10.12	Loan Agreement, dated February 3, 2011, between DelMar (BC) and Valent (5)
10.13	Form of Election to Exercise Warrants (6)
10.14	Form of Investor Warrant Amendment (8)
10.15	Form of Dividend Warrant Amendment (8)
10.16	Form of Exchange Agreement (9)
10.17	Consulting Agreement, effective January 1, 2015 between DelMar (BC) and Jeffrey Bacha (18)
10.18	Consulting Agreement, effective January 1, 2015 between DelMar (BC) and Dennis Brown (18)
10.19	Consulting Agreement, effective January 1, 2015 between DelMar (BC) and Scott Praill (18)
10.20	Form of Subscription Agreement (United States) (12)
10.21	Form of Subscription Agreement (Canada) (12)
10.22	Form of Placement Agent Warrant Amendment (14)
10.23	Form of Securities Purchase Agreement (15)
10.24	Form of Royalty Agreement (15)
10.25	Form of Placement Agent Warrant (15)
14.1	Code of Ethics *
16	Letter from John Kinross-Kennedy (1)
21	Subsidiaries (10)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Audit Committee Charter (13)
EX-101.INS	XBRL Instance Document *
EX-101.SCH	XBRL Taxonomy Extension Schema Document *

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase *
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase *
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

(1)	Filed as exhibit to 8-K filed on January 31, 2013 and incorporated herein by reference.
(2)	Filed as an exhibit to S-1 filed August 17, 2010 and incorporated herein by reference.
(3)	Filed as an exhibit to 8-K filed January 23, 2013 and incorporated herein by reference.
(4)	Filed as an exhibit to 8-K filed February 14, 2013 and incorporated herein by reference.
(5)	Filed as exhibit to 8-K/A filed on March 14, 2013 and incorporated herein by reference.
(6)	Filed as an exhibit to 8-K filed June 9, 2014 and incorporated herein by reference.
(7)	Filed as an exhibit to 8-K filed October 3, 2014 and incorporated herein by reference.
(8)	Filed as an exhibit to 8-K filed November 6, 2014 and incorporated herein by reference.
(9)	Filed as an exhibit to 8-K filed January 7, 2015 and incorporated herein.
(10)	Filed as an exhibit to S-1 (Registration No. 333-189337) filed June 14, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to S-1/A (Registration No. 333-203357) filed July 15, 2015 and incorporated herein by reference.
(12)	Filed as an exhibit to S-1/A (Registration No. 333-203357) filed July 9, 2015 and incorporated herein by reference.
(13)	Filed as an exhibit 10-K filed on September 3, 2015 and incorporated herein by reference.
(14)	Filed as an exhibit to 8-K filed December 31, 2015 and incorporated herein by reference.
(15)	Filed as an exhibit to 8-K filed May 5, 2016 and incorporated herein by reference.
(16)	Filed as an exhibit to 8-K filed May 20, 2016 and incorporated herein by reference.
(17)	Filed as an exhibit to 8-K filed January 7, 2013 and incorporated herein by reference.
(18)	Filed as exhibit to S-1 (Registration No. 333-203357) filed April 10, 2015 and incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELMAR PHARMACEUTICALS, INC.

Dated: September 12, 2016	By:	/s/ Jeffrey Bacha
Name: Jeffrey Bacha
Title: Chief Executive Officer (principal executive officer)

Dated: September 12, 2016	By:	/s/ Scott Praill
Name: Scott Praill
Title: Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey Bacha	Chief Executive Officer, Director	September 12, 2016
Jeffrey Bacha	(principal executive officer)

/s/ Scott Praill	Chief Financial Officer	September 12, 2016
Scott Praill	(principal financial and accounting officer)

/s/ Dennis Brown	Director	September 12, 2016
Dennis Brown

/s/ John K. Bell	Director	September 12, 2016
John K. Bell

/s/ Robert J. Toth, Jr.	Director	September 12, 2016
Robert J. Toth

/s/ Lynda Cranston	Director	September 12, 2016
Lynda Cranston

/s/ Erich Mohr	Director	September 12, 2016
Erich Mohr

