Form 10-Q
period 2016-09-30
DelMar Pharmaceuticals, Inc.
filed 2016-11-10
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 10,421,112 shares of common stock are issued and outstanding as of November 10, 2016.

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Financial Statements

(Unaudited)

For the three months ended September 30, 2016

(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Balance Sheets

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	September 30, 2016 $	June 30, 2016 $
Assets

Current assets
Cash and cash equivalents		4,799,033	6,157,264
Taxes and other receivables		38,356	18,387
Prepaid expenses		177,339	144,131
		5,014,728	6,319,782
Intangible assets - net		32,159	36,017
		5,046,887	6,355,799

Liabilities

Current liabilities
Accounts payable and accrued liabilities		405,841	584,002
Related party payables	4	76,431	43,444

		482,272	627,446

Stock option liability	6	-	175,875

Derivative liability	5	590,345	693,700

		1,072,617	1,497,021

Stockholders’ accumulated equity

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at September 30, 2016 (June 30, 2016 – 278,530)	3,6	278,530	278,530
902,238 Series B shares at September 30, 2016 (June 30, 2016 – 902,238)	6	6,294,255	6,294,255
1 special voting share at September 30, 2016 (June 30, 2016 – 1)		-	-

Common stock
Authorized
50,000,000 shares, $0.001 par value
11,381,997 issued at September 30, 2016 (June 30, 2016 – 11,187,023)	6	11,382	11,187

Additional paid-in capital	6	30,523,086	28,833,105

Warrants	6	1,683,424	1,658,382

Accumulated deficit		(34,837,585)	(32,237,859)

Accumulated other comprehensive income		21,178	21,178

		3,974,270	4,858,778

		5,046,887	6,355,799

Nature of operations, corporate history, and liquidity risk (note 1)

Subsequent events (note 9)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Loss and Comprehensive Loss

(Unaudited)

(expressed in US dollars unless otherwise noted)

		Three months ended
		September 30,
		2016	2015
	Note	$	$
Expenses
Research and development		732,729	603,845
General and administrative		1,316,639	474,025

		2,049,368	1,077,870

Other loss (income)
Change in fair value of stock option and derivative liabilities	5,6	225,688	539,446
Change in fair value of derivative liability due to change in warrant terms		-	21,565
Foreign exchange loss (gain)		15,324	(17,473)
Interest income		(41)	(20)

		240,971	543,518

Net and comprehensive loss for the period		2,290,339	1,621,388

Computation of basic loss per share

Net and comprehensive loss for the period		2,290,339	1,621,388
Series B Preferred stock dividend		307,298	-
Net and comprehensive loss available to common stockholders		2,597,637	1,621,388

Basic loss per share		0.23	0.15

Basic weighted average number of shares		11,301,989	10,620,469

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Cash Flows

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Three months ended September 30,
	2016	2015
	$	$
Cash flows from operating activities
Loss for the period	(2,290,339)	(1,621,388)
Items not affecting cash
Amortization	3,858	-
Change in fair value of stock option and derivative liabilities	225,688	539,446
Change in fair value of derivative liability due change in warrant terms	-	21,565
Shares issued for services	564,000	-
Warrants issued for services	50,244	6,654
Stock option expense	31,818	39,906

Changes in non-cash working capital
Taxes and other receivables	(19,969)	(9,901)
Prepaid expenses	(33,208)	63,385
Accounts payable and accrued liabilities	(178,161)	(389,502)
Related party payables	32,987	(52,046)
	(1,613,082)	(1,401,881)
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	-	2,453,633
Proceeds from the exercise of warrants	256,940	-
Series A preferred stock dividend	(2,089)	(2,089)

	254,851	2,451,544

(Decrease) increase in cash and cash equivalents	(1,358,231)	1,049,663

Cash and cash equivalents - beginning of period	6,157,264	1,754,433

Cash and cash equivalents - end of period	4,799,033	2,804,096

Supplementary information (note 8)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2016

(expressed in US dollars unless otherwise noted)

1	Nature of operations, corporate history, and liquidity risk

Nature of operations

DelMar Pharmaceuticals, Inc. (the “Company”) is a clinical stage drug development company with a focus on the treatment of cancer.   We are conducting clinical trials in the United States with our product candidate, VAL-083, as a potential new treatment for glioblastoma multiforme, the most common and aggressive form of brain cancer.  We have also acquired certain exclusive commercial rights to VAL-083 in China where it is approved as a chemotherapy for the treatment of chronic myelogenous leukemia and lung cancer.  In order to accelerate our development timelines and reduce risk, we leverage existing clinical and commercial data from a wide range of sources.  We plan to seek marketing partnerships in China in order to potentially generate future royalty revenue.

The address of the Company’s administrative offices is Suite 720 - 999 West Broadway, Vancouver, British Columbia, V5Z 1K5 with clinical operations located at 3485 Edison Way, Suite R, Menlo Park, California, 94025.

Corporate history

The Company is a Nevada corporation formed on June 24, 2009 under the name Berry Only Inc. On January 25, 2013, the Company entered into and closed an exchange agreement (the “Exchange Agreement”), with Del Mar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), 0959454 B.C. Ltd. (“Callco”), and 0959456 B.C. Ltd. (“Exchangeco”) and the security holders of DelMar (BC). Upon completion of the Exchange Agreement, DelMar (BC) became a wholly-owned subsidiary of the Company (the “Reverse Acquisition”).

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

Liquidity risk

For the three months ended September 30, 2016, the Company reported a loss of $2,290,339 and an accumulated deficit of $34,837,585 at that date. As at September 30, 2016, the Company had cash and cash equivalents on hand of $4,799,033. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a great degree of uncertainty with respect to the expenses the Company will incur in executing its business plan. In addition, the Company has not begun to commercialize or generate revenues from its product candidate.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2016

(expressed in US dollars unless otherwise noted)

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. During the three months ended September 30, 2016, the Company received $256,940 in proceeds from the exercise of share purchase warrants (note 6). During the year ended June 30, 2016 the Company completed a convertible preferred share private placement for net cash proceeds of $6,540,821. We believe, based on our current estimates, that we will be able to fund our operations beyond the next twelve months.

There is no assurance that our cost estimates will prove to be accurate or that unforeseen events, problems or delays will not occur with respect thereto. The ability of the Company to meet its obligations and continue the research and development of its product candidate is dependent on its ability to continue to raise adequate financing. There can be no assurance that such financing will be available to the Company in the amount required at any time or for any period or, if available, that it can be obtained on terms satisfactory to the Company. The Company may tailor its drug candidate development program based on the amount of funding the Company raises.

2	Significant accounting policies

Reverse stock split

On May 16, 2016, the Company filed a Certificate of Change with the Secretary of State of Nevada that effected a 1-for-4 reverse stock split of its common stock. The reverse split became effective on May 20, 2016. All warrants, stock options, conversion ratios, and per share information in these consolidated condensed financial statements give retroactive effect to this 1-for-4 reverse stock split. The Company’s authorized and issued preferred stock was not affected by the split. However, the common stock conversion ratio on the Company’s Series B preferred shares was adjusted as a result of the reverse stock split.

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

September 30, 2016

(expressed in US dollars unless otherwise noted)

Unaudited interim financial data

The accompanying unaudited September 30, 2016 consolidated condensed interim balance sheet, the consolidated condensed interim statements of loss and comprehensive loss for the three months ended September 30, 2016 and 2015, and consolidated condensed cash flows for the three months ended September 30, 2016 and 2015, and the related interim information contained within the notes to the consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These consolidated condensed interim financial statements should be read in conjunction with the audited financial statements of the Company as at June 30, 2016 included in our Form 10-K filed with the Securities and Exchange Commission on September 13, 2016. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position at September 30, 2016 and results of its operations for the three months ended September 30, 2016 and 2015, and its cash flows for the three months ended September 30, 2016 and 2015. The results for three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2017 or for any other future annual or interim period.

Use of estimates

The preparation of consolidated condensed interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as at the end or during the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the derivative liability and the valuation of equity instruments issued for services. There have been no changes to the methodology used in determining these estimates from the period ended June 30, 2016.

Loss per share

Loss per share is calculated based on the weighted average number of common shares outstanding. For the three month periods ended September 30, 2016 and 2015 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants and stock options are anti-dilutive. At September 30, 2016, potential common shares of 4,528,040 (September 30, 2015 – 4,476,111) relating to warrants and 856,250 (September 30, 2015 – 886,250) relating to stock options were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

(Unaudited)

September 30, 2016

(expressed in US dollars unless otherwise noted)

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2016

(expressed in US dollars unless otherwise noted)

3	Valent Technologies, LLC

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent Technologies, LLC (“Valent”), an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer and director, and DelMar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $278,530 (including aggregate accrued interest to September 30, 2014 of $28,530), issued to Valent by DelMar (BC), for 278,530 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock have a stated value of $1.00 per share (the “Series A Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Stated Value per year, payable quarterly in arrears.

For the three months ended September 30, 2016 and 2015 respectively, the Company recorded $2,089 related to the dividend payable to Valent. The dividend of $2,089 has been recorded as a direct increase in accumulated deficit.

4	Related party transactions

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $120,000 (2015 - $120,000) in compensation expense for the three months ended September 30, 2016.

The Company incurred $45,000 (2015 – $41,750) in directors’ fees during the three months ended September 30, 2016.

The Company recorded $2,089 (2015 - $2,089) in dividends related to the preferred stock issued to Valent (note 3).

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

2013 Investor Warrants

During the quarter ended March 31, 2013 the Company issued an aggregate of 3,281,250 units at a purchase price of $3.20 per unit, for aggregate gross proceeds of $10,500,000 (the “Private Offering”). Each unit consisted of one share of common stock and one five-year warrant (the “2013 Investor Warrants”) to purchase one share of common stock at an initial exercise price of $3.20. The exercise price of the 2013 Investor Warrants is subject to adjustment in the event that the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. The 2013 Investor Warrants are redeemable by the Company at a price of $0.004 per 2013 Investor Warrant at any time subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $6.40 per share with an average trading volume of 50,000 shares per day, and (ii) the underlying shares of common stock are registered for resale.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2016

(expressed in US dollars unless otherwise noted)

As a result of the financing completed by the Company during the quarter ended September 30, 2015 (note 6) the exercise price of the 2013 Investor Warrants was reduced from $3.20 to $3.144.

2013 Investor Warrant exercises

During the three months ended September 30, 2016, 42,907 of the 2013 Investor Warrants were exercised for cash at an exercise price of $3.144 per share. The Company received proceeds of $134,900 from these exercises. The warrants that have been exercised were revalued at their respective exercise dates and then the reclassification to equity was recorded resulting in $181,008 of the derivative liability being reclassified to equity.

2013 Investor Warrant amendments

During the year ended June 30, 2016, the Company entered into amendments (the “2013 Investor Warrant Amendments”) with the holders of certain 2013 Investor Warrants. During the three months ended September 30, 2016 pursuant to the 2013 Investor Warrant Amendments, 15,944 of the 2013 Investor Warrants were amended to extend the expiration date to March 31, 2019 and remove the provision requiring an adjustment of the exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. As a result of the 2013 Investor Warrant Amendments, the Company has reclassified $53,006 from the derivative liability to equity. The 2013 Investor Warrants were revalued to their respective amendment dates and were then reclassified to equity.

2015 Agent Warrants

As part of the Company’s financing completed during the quarter ended September 30, 2015 (note 6), the Company issued 23,477 warrants to certain placement agents (“2015 Agent Warrants”) and recognized them as a derivative liability of $29,594 at the time of issuance. The 2015 Agent Warrants are exercisable at a per share price equal to $3.00 until July 15, 2020. During the three months ended September 30, 2016, 680 of the 2015 Agent Warrants were exercised for cash proceeds of $2,040 and 1,000 of the 2015 Agent Warrants were exercised on a cashless basis for 594 shares of common stock. The total reclassification to equity subsequent to revaluation at the respective exercise dates was $9,935.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2016

(expressed in US dollars unless otherwise noted)

The Company’s derivative liability is summarized as follows:

	Three months ended
	September 30,
	2016	2015
	$	$

Opening balance	693,700	2,364,381
Change in fair value of warrants	140,594	539,446
Change in fair value due to change in warrant terms	-	21,565
Reclassification to equity upon amendment of warrants	(53,006)	-
Issuance of 2015 Agent Warrants	-	29,594
Reclassification to equity upon exercise of warrants	(190,943)	-

Closing balance	590,345	2,954,986

6	Stockholders’ equity

Preferred stock

Authorized

5,000,000 preferred shares, $0.001 par value

Issued and outstanding

Special voting shares – at September 30, 2016 – 1 (June 30, 2016 – 1)

Series A shares – at September 30, 2016 – 278,530 (June 30, 2016 – 278,530)

Series B shares – at September 30, 2016 – 902,238 (June 30, 2016 – 902,238)

Series B Preferred Shares

During the year ended June 30, 2016 the Company issued an aggregate of 902,238 shares of Series B Preferred Stock at a purchase price of at $8.00 per share. Each share of Series B Preferred Stock is convertible into 2.5 shares of common stock equating to a conversion price of $3.20 (the “Conversion Price”) and will automatically convert to common stock at the earlier of 24 hours following regulatory approval of VAL-083 with a minimum closing bid price of $8.00 or five years from the final closing dates. The holders of the Series B Preferred Stocks are entitled to an annual cumulative, in arrears dividend at the rate of 9% payable quarterly. The 9% dividend shall accrue quarterly commencing on the date of issue and be payable quarterly on June 30, September 30, December 31, and March 31 of each year commencing on June 30, 2016. Dividends shall be payable solely by delivery of shares of common stock (the “PIK Shares”), in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the Conversion Price. The Series B Preferred Shares do not contain any repricing features.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2016

(expressed in US dollars unless otherwise noted)

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

Pursuant to the Series B stock dividend, the Company issued 50,793 shares of common stock on September 30, 2016 and recognized $307,298 as a direct increase in accumulated deficit.

Series A Preferred Shares

Effective September 30, 2014 pursuant to the Company’s Valent Exchange Agreement (note 3), the Company filed the Series A Certificate of Designation with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 278,530 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Series A Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock will be entitled dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Series A Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock.

Common stock

Authorized

50,000,000 common shares, $0.001 par value

Issued and outstanding

September 30, 2016 – 11,381,997 (June 30, 2016 – 11,187,023)

The issued and outstanding common shares at September 30, 2016 include 1,014,011 shares of common stock on an as-exchanged basis with respect to the shares of Exchangeco that can be exchanged for shares of common stock of the Company.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2016

(expressed in US dollars unless otherwise noted)

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants
		$	$	$

Balance – June 30, 2016	11,187,023	11,187	28,833,105	1,658,382

Warrants exercised for cash	83,587	83	467,843	(25,202)
Warrants exercised cashlessly	594	1	5,158	-
Shares issued for services	60,000	60	563,940	-
Warrants issued for services	-	-	-	50,244
Amendment of warrants	-	-	53,006	-
Amendment of stock options	-	-	260,969	-
Series B Preferred stock dividend	50,793	51	307,247	-
Stock-based compensation	-	-	31,818	-

Balance – September 30, 2016	11,381,997	11,382	30,523,086	1,683,424

Three months ended September 30, 2015

During the three months ended September 30, 2015, pursuant to a public offering under a Registration Statement on Form S-1, the Company issued 1,069,417 shares of common stock at $2.40 per share and 1,069,417 warrants (the “2015 Investor Warrants”) to purchase shares of common stock at $0.004 per warrant for total gross proceeds of $2,566,660. The 2015 Investor Warrants are exercisable at $3.00 per share for a period of five years until they expire on July 31, 2020.

The Company engaged certain placement agents for the sale of a portion of the shares and 2015 Investor Warrants. Under the Company’s engagement agreements with these placement agents, the Company agreed to pay up to a 7% cash commission and issue warrants to purchase shares of common stock (the “2015 Agent Warrants”) up to the number of shares of our common stock equal to 5% of the aggregate number of shares sold in the offering by such placement agent. Pursuant to the placement agent agreements the Company paid a total cash commission of $80,575 and issued 23,477 2015 Agent Warrants (note 5). The 2015 Agent Warrants are exercisable at a per share price equal to $3.00 until July 15, 2020.

In addition to the cash commission of $80,575 the Company also incurred additional cash issue and closing costs of $582,511 resulting in net cash proceeds of $1,903,514. The 2015 Agent Warrants have been recognized as non-cash issue costs of $29,594.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2016

(expressed in US dollars unless otherwise noted)

Stock Options

The following table sets forth the options outstanding:

	Number of stock options outstanding	Weighted average exercise price $

Balance – September 30 and June 30, 2016	856,250	3.77

The following table summarizes stock options currently outstanding and exercisable at September 30, 2016:

Exercise price $	Number Outstanding at September 30, 2016	Weighted average remaining contractual life (years)	Number exercisable at September 30, 2016

1.52	25,000	5.39	25,000
2.00	131,250	5.39	131,250
2.96	45,000	8.35	45,000
3.20	30,000	8.50	30,000
3.32	30,000	9.34	6,639
3.60	25,000	9.47	4,444
3.76	45,000	9.25	11,208
4.00	12,500	3.00	12,500
4.20	412,500	6.88	412,500
4.48	30,000	9.27	7,306
4.76	25,000	9.59	3,449
6.16	15,000	6.50	15,000
9.20	30,000	6.67	30,000
	856,250		734,296

Included in the number of stock options outstanding are 25,000 stock options granted at an exercise price of CDN $2.00. The exercise prices shown in the above table have been converted to $1.52 using the period ending closing exchange rate. Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options have been re-valued using a Black-Scholes pricing model using the following assumptions:

September 30, 2016

Dividend rate	0%
Volatility	80.4% to 91.5%
Risk-free rate	1.00%
Term - years	0.5 to 2.5

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2016

(expressed in US dollars unless otherwise noted)

The Company has recognized the following amounts as stock-based compensation expense for the periods noted:

	Three months ended September 30,
	2016	2015
	$	$
Research and development	30,715	6,455
General and administrative	1,103	33,451

	31,818	39,906

All of the total stock option expense of $31,818 and $39,906 for the three months ended September 30, 2016 and 2015 respectively has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at September 30, 2016 was $1,982,263 (September 30, 2015 - $329,051) and the aggregate intrinsic value of stock options exercisable at September 30, 2016 was $1,728,712 (September 30, 2015 - $326,614). As of September 30, 2016 there was $263,437 in unrecognized compensation expense that will be recognized over the next 2.5 years. No stock options granted under the Plan have been exercised to September 30, 2016. Upon the exercise of stock options new shares will be issued.

A summary of status of the Company’s unvested stock options under all plans is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2016	141,016	3.17	1.73
Vested	(19,062)	4.03	2.19

Unvested at September 30, 2016	121,954	3.12	1.70

Stock option liability

Certain of the Company’s stock options have been issued in CA$. Of these, a portion have been classified as a stock option liability which is revalued at each reporting date. During the three months ended September 30, 2016, the Company amended 43,750 of these stock options held by five optionees such that the exercise price of the options was adjusted to be denominated in US$. No other terms of the stock options were amended. As a result of the amendment, the Company recognized $85,094 in stock option liability expense and $260,969 was reclassified to equity during the three months ended September 30, 2016.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2016

(expressed in US dollars unless otherwise noted)

Warrants

Certain of the Company’s warrants have been recognized as a derivative liability (note 5). The following table summarizes all of the Company’s outstanding warrants as of September 30, 2016:

Description	Number

Balance – June 30, 2016	4,612,627
2013 Investor Warrants (i)	(42,907)
2015 Investor Warrants (ii)	(40,000)
2015 Agent Warrants (iii)	(1,680)

Balance - September 30, 2016	4,528,040

i)	2013 Investor Warrants were exercised for cash proceeds of $134,900.

ii)	2015 Investor Warrants were exercised for cash proceeds of $120,000.

iii)	680 of the 2015 Agent Warrants were exercised for cash proceeds of $2,040 and 1,000 of the 2015 Agent Warrants were exercised on a cashless basis for 594 shares of common stock.

7	Financial instruments

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

September 30, 2016

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

The Company has the following liabilities under the fair value hierarchy:

	September 30, 2016
Liability	Level 1	Level 2	Level 3

Derivative liability	-	$590,345	-

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2016

(expressed in US dollars unless otherwise noted)

	June 30, 2016
Liability	Level 1	Level 2	Level 3

Derivative liability	-	$693,700	-

8	Supplementary statement of cash flows information

	Three Months Ended
	September 30,
	2016	2015
	$	$

Reclassification of derivative liability to equity upon the exercise of warrants (note 5)	190,943	-
Reclassification of derivative liability to equity upon the amendment of warrants (note 5)	53,006	-
Reclassification of stock option liability to equity upon settlement (note 6)	260,969	-
Series B Preferred share common stock dividend (note 6)	307,298	-
Deferred costs recognized as equity issue costs	-	550,119

9	Subsequent events

Subsequent to September 30, 2016, the Company issued 22,188 shares of common stock upon the exercise of warrants for aggregate cash proceeds of $69,759.

In addition, the Company issued 30,938 shares of common stock upon conversion of 12,375 shares of Series B Preferred Stock.

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

You should review the factors and risks we describe under “Risk Factors” in our report on Form 10-K for the year ended June 30, 2016 and in the Company’s other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

Recent Highlights

●	We raised gross proceeds of approximately $7.2 million in a private placement and on July 12, 2016 our common stock began trading on the Nasdaq Capital Markets under the symbol “DMPI”.

●	We advanced our product development program in refractory GBM toward a pivotal Phase III clinical trial:

○	We completed a Phase I/II clinical trial of VAL-083 in refractory GBM and reported data at the American Society of Clinical Oncology’s annual meeting demonstrating that VAL-083 may offer improved survival for GBM patients in comparison to currently available salvage chemotherapy;

○	We completed an ‘End of Phase II’ meeting with the United States Food and Drug Administration (“FDA”) and plan to advance VAL-083 into a pivotal Phase III clinical trial for GBM patients whose tumors have progressed following treatment with bevacizumab; and

○	We presented additional data demonstrating that VAL-083 exhibits a distinct mode of action from other chemotherapies used in the treatment of GBM at the European Association of Neuro-Oncology annual meeting.

●	We established collaborations designed to accelerate and expand our product opportunities with VAL-083:

○	We entered into a collaboration research agreement with Accurexa, Inc. to explore local delivery of VAL-083 as a potential combination therapy for the treatment of brain tumors; and

○	We announced plans to initiate a new Phase II clinical study of VAL-083 in patients with GBM at first recurrence/progression (prior to Avastin® exposure) in collaboration with the University of Texas MD Anderson Cancer Center (“MD Anderson”).

●	We continued to obtain promising research results supporting the potential of VAL-083 in new indications:

○	We presented data supporting the effectiveness of VAL-083 against chemotherapy-resistant ovarian cancers at the 11th Biennial Ovarian Cancer Research Symposium;

○	We presented new non-clinical data supporting the differentiation of VAL-083 in the treatment of lung cancer at the American Association for Cancer Research’s (“AACR”) annual meeting;

○	We presented data indicating that VAL-083 offers potential therapeutic alternatives in difficult-to-treat pediatric brain tumors at the AACR – Advances in Pediatric Research: From Mechanisms and Models to Treatment and Survivorship Conference; and

○	In the spring of 2016, the FDA Office of Orphan Products Development (“OOPD”) granted orphan drug designations to VAL-083 for the treatment of ovarian cancer and medulloblastoma. We have previously been granted an orphan drug designation for VAL-083 in glioma in the USA and Europe.

●	We continued to strengthen our intellectual property portfolio. DelMar now holds six issued US patents and seven issued patents outside of the US. We have thirteen patent families in various stages of prosecution, and over 100 patent filings in total.

Overview

DelMar Pharmaceuticals, Inc. (the “Company”) is a clinical stage drug development company with a focus on the treatment of cancer. We are conducting clinical trials in the United States of our first product candidate, VAL-083, as a potential new treatment for GBM, the most common and aggressive form of brain cancer. We have also acquired certain exclusive commercial rights to VAL-083 in China where it is approved as a chemotherapy for the treatment of chronic myelogenous leukemia (“CML”) and lung cancer. In order to accelerate our development timelines and reduce risk, we leverage existing clinical and commercial data from a wide range of sources. We plan to pursue independent development and commercialization of VAL-083 refractory GBM and potentially other product candidates that we may acquire or discover through our research activities. We will also seek collaborative development and commercialization partnerships in order to accelerate and expand our own product development efforts and potentially generate future royalty revenue.

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

Upon obtaining regulatory approval, we intend to commercialize VAL-083 for the treatment of refractory GBM and other orphan cancer indications where patients have failed other therapies or have limited medical options. Orphan diseases are defined in the United States under the Rare Disease Act of 2002 as “any disease or condition that affects fewer than 200,000 persons in the United States”. The Orphan Drug Act of 1983 is a federal law that provides financial and other incentives including a seven-year period of market exclusivity in the United States to encourage the development of new treatments for orphan diseases. We also plan to seek collaborative development and commercialization partnerships to accelerate and expand the development of VAL-083 in newly diagnosed GBM and other non-orphan cancer indications.

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

GBM is the most common and the most lethal form of glioma. According to the World Health Organization, GBM occurs with an incidence of 3.17 per 100,000 person-years. Approximately 15,000 new cases of GBM are expected to be diagnosed in the United States during 2016.

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

TMZ and the nitrosoureas, including carmustine, lomustine, and nimustine, are alkylating agents that readily cross the blood-brain-barrier and are used in the treatment of CNS cancers, including GBM. Alkylating agents are among the oldest type of cancer chemotherapies in use today. Alkylating agents bind to DNA to cause damage to cancer cells. Their anti-tumor mechanism is via alkylation of DNA resulting in base-pair mismatch or strand-mediated cross links between base pairs. The DNA damage caused by alkylating agents mimics naturally occurring errors, resulting in apoptosis and tumor cell death.

The primary anti-cancer mechanism of TMZ and the nitrosoureas is to attack the tumor’s DNA via alkylation of the O6-position of the DNA base residue, guanine. TMZ treatment causes DNA damage mainly by methylation at the O6-position of guanine resulting in guanine-thymine base pair mismatches during replication. Nitrosoureas mediate their cytotoxic effect by methylation at the O6-position of guanine which produces a cross-link to cytosine residues resulting in double-strand DNA breaks during mitosis.

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

We have demonstrated that VAL-083 forms inter-strand DNA cross-links at the N7 position of guanine – a building block of DNA. VAL-083 is active independent of MGMT which is highly expressed in approximately 67% of GBM patients and correlated with resistance to temozolomide, the current front-line chemotherapy in the treatment of GBM. Of patients tested in the DelMar trial, 84% exhibited high MGMT expression.

Probability of GBM Patient Survival Correlated to Expression of MGMT Enzyme

(Unmethylated promoter = High MGMT Expression and Significantly Shorter Survival)

VAL-083 in GBM

VAL-083 is an alkylating agent which readily crosses the blood-brain-barrier. Its primary cytotoxic mechanism, epoxide derived DNA cross-links at the N7 position of guanine, is distinct from TMZ or the nitrosoureas.

Our research demonstrates that VAL-083’s unique cytotoxic mechanism forms DNA cross-links at the N7 position of guanine and retains cytotoxic activity independent of MGMT expression in vitro. We have presented research at peer-reviewed scientific meetings demonstrating that VAL-083 is active in patient-derived tumor cell lines and cancer stem cells that are resistant to other chemotherapies. Of particular importance is resistance to Temodar® due to activity of the repair enzyme MGMT, which results in chemoresistance in many GBM patients. We have presented data demonstrating that VAL-083 is active independent of MGMT resistance in laboratory studies. VAL-083 has more potent activity against brain tumor cells in comparison to TMZ and overcome resistance associated with MGMT suggesting the potential to surpass the current standard-of-care in the treatment of GBM.

A Summary of Our Data Demonstrating that VAL-083’s Anti-Tumor Mechanism is Distinct from, and can
Overcome, MGMT-Related Chemoresistance in the Treatment of GBM

In addition, historical NCI clinical trial data and our own research support the activity of VAL-083 as a potentiator of radiotherapy. Radiotherapy in combination with temozolomide is the current standard of care in the treatment of glioblastoma. Our research demonstrates that temozolomide and radiotherapy are ineffective against GBM cells exhibiting a high expression of MGMT, whereas VAL-083 potentiates the tumor-killing effect of radiation in these cells. Furthermore, the combination of VAL-083 and radiation has been demonstrated to be active against GBM tumor stem cells in vitro. Tumor stem cells are often resistant to chemotherapy and form the basis for tumor recurrence and metastasis.

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

VAL-083’s activity in GBM has been established in historical NCI-sponsored clinical studies as chemotherapy in the treatment of newly diagnosed and recurrent brain tumors and other cancers. In general, tumor regression in brain cancer was achieved following therapy in greater than 40% of patients treated and stabilization was achieved in an additional 20% to 30%. In published clinical studies VAL-083 has previously been shown to have a statistically significant impact on median survival in high grade glioma brain tumors when combined with radiation versus radiation alone with results similar or superior to other chemotherapies approved for use in GBM (p value = <0.05).

A Summary of Published Data adapted from Separate Sources Comparing the Efficacy of VAL-083 and Other Therapies in the Treatment of GBM

Comparative Therapy
Chemotherapy	Radiation (XRT)	Radiation + Chemotherapy	Median Survival Benefit vs. XRT alone
Temodar	12.1 months	58 weeks (14.6 months)	2.5 months
VAL-083	8.8 months	67 weeks (16.8 months)	8.0 months
Lomustine		52 weeks
Carmustine		40-50 weeks
Semustine		35 weeks
Avastin	n.a.

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

The overall goal of our Phase I/II clinical trial was to determine a modernized dosing regimen for advancement into a registration directed clinical trial. The Phase I portion of the study involved dose escalation cohorts until a maximum tolerated dose (“MTD”) was established in the context of modern care. A further 14-patient Phase II expansion was then enrolled at the MTD to gather further safety data at our chosen therapeutic dose and to further explore the outcomes in this patient population.

Forty-eight (48) GBM patients were enrolled in our Phase I/II clinical trial at five centers: the Mayo Clinic in Rochester, Minnesota, the Brain Tumor Center at University of California, San Francisco, the Sarah Cannon Cancer Research Center in Nashville, Tennessee, Denver, Colorado, and the SCRI affiliate site at the Florida Cancer Specialist Research Institute in Sarasota, Florida.

We reported the results of our Phase I/II clinical trial at the 2016 ASCO annual meeting. In summary, these data are as follows:

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

Doses Achieved

We confirmed that we achieved doses of VAL-083 that are substantially higher than were utilized in the original published NCI-sponsored clinical trials. A summary in comparison to the NCI’s historical regimen is as follows:

Dosing Regimen & Study	Single Dose	Acute Regimen (single cycle)		Comparative Cumulative Dose (@ 35 days)	Dose Intensity (dose per week)

NCI GBM historical regimen (Eagan etal) daily x 5 q 5wks (cycle = 35 days)	25 mg/m2	x5 days =	125 mg/m2	125 mg/m2	25mg/m2/wk

DelMar VAL-083 optimized regimen daily x 3 q 3wks (cycle = 21 days)	40 mg/m2	x3 days =	120 mg/m2	240 mg/m [2]	40mg/m2/wk

Daily x 5 q 5wks refers to a dosing regimen of once per day for fsing regimen of once per day for three consecutive days every three weeks (21-day cycleive consecutive days every five weeks (35-day cycle); while daily x 3 q 3wks refers to a do).

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

Disease progression is typical in a refractory GBM population with non-resected tumors. However, we believe that slowed progression may provide meaningful clinical benefit in this patient population through prolonged overall survival and improved quality of life.

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

While recognizing that our data are representative of a relatively small, non-controlled Phase I/II clinical trial, we believe these outcomes support the potential of VAL-083 to offer meaningful clinical benefit to GBM patients who have failed bevacizumab, compared to currently available therapy. We plan to further investigate these results in a randomized pivotal Phase III clinical trial.

MGMT & IDH1

High expression of DNA repair protein MGMT and wild-type form of the enzyme isocitrate dehydrogenase (“IDH1”) have been correlated with poor outcomes in GBM.

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

Additional Planned Clinical Trials in GBM

Registration-directed Phase III Trial in Refractory GBM

In May 2016, we held an end of Phase II meeting with the FDA where design of a registration-directed clinical program for VAL-083 in refractory GBM was discussed. Based on input we received from the FDA, the agency confirmed that it would consider the totality of data available, including data obtained from DelMar's other planned clinical trials in related GBM populations, when assessing the New Drug Application (“NDA”). The FDA also noted that DelMar can rely on prior NCI studies and historical literature to support non-clinical data required for an NDA filing and that DelMar will have the option to file under a 505(b)(2) strategy which allows a sponsor to rely on already established safety and efficacy data in support of an NDA.

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

Data from our planned registration-directed Phase III trial will form the basis of our application for FDA approval. Based on our current financial resources, initiation of the registration-directed trial will require additional funding to support the expanded clinical operations necessary to conduct and manage the study. Subject to guidance from the FDA, and availability of funding, we plan to initiate a registration-directed Phase III study as soon as practicable.

Phase II Trial in Newly Diagnosed GBM

Based on our data supporting a unique cytotoxic mechanism for VAL-083, we believe that this agent may be a potentially superior alternative to currently approved chemotherapies used in the treatment of newly diagnosed GBM patients whose tumors express features, such as high expression of MGMT, that make them unlikely to respond to currently available chemotherapy such as temozolomide.

We plan to conduct a single arm open-label Phase II study in newly diagnosed GBM patients whose tumors exhibit high-expression of MGMT. In this study, VAL-083 will be combined with radiotherapy as a potential replacement for temozolomide in patients with high expression of MGMT. The main goal of the trial will be to confirm the safety of DelMar’s optimized dosing regimen in combination of radiotherapy and to investigate outcomes of the combination therapy in GBM patients with high expression of MGMT. The trial will be conducted at Sun Yat Sen University in Guangzhou China in collaboration with our partner in China, Guangxi Wuzhou Pharmaceutical Group Co. Ltd. (Guangxi Wuzhou Pharma), who will provide funding for the trial. Sun Yat Sen University has completed scientific review and our protocol has been approved by its independent ethics committee. We plan to initiate this clinical trial subject to finalization of contractual obligations between DelMar, Guangxi Wuzhou Pharma and Sun Yat Sen University.

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

The primary endpoint of this trial with be overall survival in comparison to historical data. The protocol has received Institutional Review Board (“IRB”) approval, and, subject to finalization of contracts between DelMar and MD Anderson, the study. The Company expects to conduct a site initiation visit and commence enrollment of patients in the coming weeks.

Accurexa Collaboration

The Company has entered into a collaboration agreement with Accurexa, Inc. (“Accurexa”). Accurexa is a biotechnology company focused on developing novel neurological therapies to be directly delivered into specific regions of the brain. Under the terms of the agreement, the Company and Accurexa will undertake collaborative research activities for the purpose of evaluating formulations of VAL-083 and one or more of temozolomide and BCNU for local delivery. Under the terms of the agreement, DelMar will supply VAL-083 and Accurexa will conduct experiments related to the development and validation of a novel formulation for the combined local delivery of VAL-083 and temozolomide. DelMar has been granted an exclusive right to license or acquire any product candidates and related intellectual property that results from research conducted under the agreement for further development and commercialization on an exclusive world-wide basis, or other terms that may be agreed upon between DelMar and Accurexa. The initial financial commitment by DelMar is not significant.

Other Indications for VAL-083

Central Nervous System Metastases of Solid Tumors

In June 2013, we announced a plan to split our Phase I/II clinical trial protocol into two separate studies: one focusing solely on refractory GBM and the other focusing on secondary brain cancers caused by other tumors that have spread to the brain. The successful management of systemic tumors by modern targeted therapies has led to increased incidence of mortality due to CNS metastases of lung cancer and other solid tumors.

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

In November 2015 at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics we presented data on the benefit of VAL-083 in combination with platinum-based chemotherapy regimens in the treatment of NSCLC. The results of the study presented provide support for VAL-083 as a viable treatment option for NSCLC patients who fail to respond to standard-of-care platinum-based therapy or TKI therapy, and support potential therapeutic benefits of a VAL-083 along with platinum combination regimens in newly diagnosed patients. We demonstrated that the combination of VAL-083 with either cisplatin or oxaliplatin demonstrated a superadditive (synergistic) effect against NSCLC cell lines, including those resistant to TKI therapy in vitro.

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

VAL-083 in Pediatric Brain Cancers

In November 2015 at AACR’s - Advances in Pediatric Research: From Mechanisms and Models to Treatment and Survivorship we presented data indicating that VAL-083 offers potential therapeutic alternatives in the treatment of pediatric brain tumors. In March, 2016 the FDA Office of Orphan Products Development (OOPD) granted orphan drug designation for VAL-083 in the treatment of medulloblastoma.

VAL-083 in Ovarian Cancers

We have been researching the potential of VAL-083 as a treatment for ovarian cancer in collaboration with researchers at MD Anderson Cancer Center. In October 2015 at the AACR’s Advances in Ovarian Cancer Research: Exploiting Vulnerabilities Conference and in September 2016, we presented additional data at the 11th Biennial Ovarian Cancer Research Symposium on this collaboration. These data demonstrate the effectiveness of VAL-083 against cisplatin-resistant ovarian cancers and raise the potential for VAL-083 as a treatment for ovarian cancers as a single-agent against platinum-resistant tumors or in combination with platinum-based chemotherapeutic regimens or in combination with PARP inhibitors. In April, 2016 the FDA OOPD also granted orphan drug designation for VAL-083 in the treatment of ovarian cancer.

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

Corporate History

We are a Nevada corporation formed on September 24, 2009 under the name Berry Only, Inc. Prior to a reverse acquisition undertaken on January 25, 2013 Berry did not have any significant assets or operations. The Company is the parent company of Del Mar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), a British Columbia, Canada corporation incorporated on April 6, 2010, that is focused on the development of drugs for the treatment of cancer. The Company is also the parent company to 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”). Callco and Exchangeco were formed to facilitate the reverse acquisition.

References to the Company, “we”, “us”, and “our” refer to the Company and its wholly-owned subsidiaries, DelMar (BC), Callco and Exchangeco.

Reverse Stock Split

On May 16, 2016, the Company filed a Certificate of Change with the Secretary of State of Nevada that effected a 1-for-4 reverse stock split of its common stock. The reverse split became effective on May 20, 2016. All warrants, stock options, conversion ratios, and per share information in the consolidated condensed financial statements and management discussion and analysis give retroactive effect to this 1-for-4 reverse stock split. The Company’s authorized and issued preferred stock was not affected by the split. However, the common stock conversion ratio on the Company’s Series B preferred shares was adjusted as a result of the reverse stock split.

Outstanding Securities

As of November 9, 2016, the Company has 10,421,112 shares of common stock issued and outstanding,1,014,011 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 4,505,852 shares of common stock, 889,863 outstanding shares of Series B Preferred Stock that are convertible into 2,224,667 shares of common stock, and outstanding options to purchase 856,250 shares of common stock. All Exchangeable Shares, warrants, and options are convertible or exercisable into one share of common stock. Each Series B convertible preferred share is convertible into 2.5 shares of common stock.

Related Parties

The Company acquired its initial patents and technology rights from Valent Technologies, LLC, (“Valent”), an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer and Director. As a result Valent is a related party to the Company.

The following related party transactions and balances have been entered into by the Company.

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $120,000 (2015 - $120,000) in compensation expense during the three months ended September 30, 2016.

The Company recognized $45,000 (2015 - $41,750) in directors’ fees during the three months ended September 30, 2016.

At September 30, 2016, there is an aggregate amount of $76,431 (June 30, 2016 - $43,444) owed to the Company’s officers and directors for fees and expenses.

For each of the three months ended September 30, 2016 and 2015 the Company recorded $2,089 related to the dividend payable on the Series A Preferred Stock held by Valent.

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

2013 Investor Warrants

During the quarter ended March 31, 2013 the Company issued an aggregate of 3,281,250 units at a purchase price of $3.20 per unit, for aggregate gross proceeds of $10,500,000 (the “Private Offering”). Each unit consisted of one share of common stock and one five-year warrant (the “2013 Investor Warrants”) to purchase one share of common stock at an initial exercise price of $3.20. The exercise price of the 2013 Investor Warrants was subject to adjustment in the event that the Company issues common stock at a price lower than the warrant exercise price, subject to certain exceptions. The 2013 Investor Warrants are redeemable by the Company at a price of $0.004 per 2013 Investor Warrant at any time subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $6.40 per share with an average trading volume of 50,000 shares per day, and (ii) the underlying shares of common stock are registered.

As a result of the financing completed by the Company during the quarter ended September 30, 2015 the exercise price of the 2013 Investor Warrants was reduced from $3.20 to $3.144.

2013 Investor Warrant exercises

During the three months ended September 30, 2016, 42,907 of the 2013 Investor Warrants were exercised for cash at an exercise price of $3.144 per share. The Company received proceeds of $134,900 from these exercises. The warrants that have been exercised were revalued at their respective exercise dates and then the reclassification to equity was recorded resulting in $181,008 of the derivative liability being reclassified to equity.

2013 Investor Warrant amendments

During the year ended June 30, 2016, the Company entered into amendments (the “2013 Investor Warrant Amendments”) with the holders of certain 2013 Investor Warrants. During the three months ended September 30, 2016 pursuant to the 2013 Investor Warrant Amendments, 15,944 of the 2013 Investor Warrants were amended to extend the expiration date to March 31, 2019 and remove the provision requiring an adjustment of the exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. As a result of the 2013 Investor Warrant Amendments, the Company has reclassified $53,006 from the derivative liability to equity. The 2013 Investor Warrants were revalued to their respective amendment dates and were then reclassified to equity.

2015 Agent Warrants

As part of the Company’s financing completed during the quarter ended September 30, 2015, the Company issued 23,477 warrants to certain placement agents (“2015 Agent Warrants”) and recognized them as a derivative liability of $29,594 at the time of issuance. The 2015 Agent Warrants are exercisable at a per share price equal to $3.00 until July 15, 2020. During the three months ended September 30, 2016, 680 of the 2015 Agent Warrants were exercised for cash proceeds of $2,040 and 1,000 of the 2015 Agent Warrants were exercised on a cashless basis for 594 shares of common stock. The total reclassification to equity subsequent to revaluation at the respective exercise dates was $9,935.

The Company’s derivative liability is summarized as follows:

	Three months ended
	September 30, 2016 $	September 30, 2015 $

Opening balance	693,700	2,364,381

Issuance of 2015 Agent Warrants	-	29,594
Change in fair value of warrants	140,594	539,446
Change in fair value due to change in warrant terms	-	21,565
Reclassification to equity upon amendment of warrants	(53,006)	-
Reclassification to equity upon exercise of warrants	(190,943)	-

Closing balance	590,345	2,954,986

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency at September 30, 2016 is the US$. The following tables represent selected financial information for the Company for the periods presented.

Selected Balance Sheet Data

	September 30, 2016 $	June 30, 2016 $

Cash and cash equivalents	4,799,033	6,157,264
Working capital	4,532,456	5,692,336
Total assets	5,046,887	6,355,799
Derivative liability	590,345	693,700
Total stockholders’ equity	3,974,270	4,858,778

For the three months ended:

	September 30,	September 30,
	2016	2015
	$	$

Research and development	732,729	603,845
General and administrative	1,316,639	474,025
Change in fair value of stock option and derivative liabilities	225,688	539,446
Change in fair value of derivative liability due to change in warrant terms	-	21,565
Foreign exchange loss (gain)	15,324	(17,473)
Interest income	(41)	(20)
Net and comprehensive loss for the period	2,290,339	1,621,388
Series B Preferred stock dividend	307,298	-
Net and comprehensive loss available to common stockholders	2,597,637	1,621,388
Basic weighted average number of shares outstanding	11,301,989	10,620,469
Basic loss per share	0.23	0.15

Expenses net of share-based payments

The following table discloses research and development, and general and administrative expenses net of share-based payment expenses.

For the three months ended:

	September 30, 2016 $	September 30, 2015 $

Research and development	732,729	603,845
Share-based expenses included in research and development	(55,837)	(6,455)
Research and development net of non-cash	676,892	597,390

General and administrative	1,316,639	474,025
Share-based expenses included in general and administrative	(590,225)	(40,105)
General and administrative net of non-cash	726,414	433,920

Comparison of the three months ended September 30, 2016 and September 30, 2015

	Three Months Ended
	September 30, 2016 $	September 30, 2015 $	Change $	Change %

Research and development	732,729	603,845	128,884	21
General and administrative	1,316,639	474,025	842,614	177
Change in fair value of stock option and derivative liabilities	225,688	539,446	(313,758)	(58)
Change in fair value of derivative liability due to change in warrant terms	-	21,565	(21,565)	(100)
Foreign exchange loss (gain)	15,324	(17,473)	32,797	(188)
Interest income	(41)	(20)	(21)	105
Net loss	2,290,339	1,621,388	668,951

Research and Development

Research and development expenses increased to $732,729 for the three months ended September 30, 2016 from $603,845 for the three months ended September 30, 2015. The increase was largely attributable to an increase in intellectual property, pre-clinical research, and non-cash expenses during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Excluding the impact of non-cash expense, research and development expenses increased to $676,892 during the current quarter from $597,390 for the prior quarter. For the three months ended September 30, 2016 non-cash expense related to warrants issued for services and stock option expense while for the three months ended September 30, 2015, non-cash expense related to stock option expense only. The increase in non-cash expense to $55,837 during the three months ended September 30, 2016 from $6,455 during the three months ended September 30, 2015 was due to a higher share price in the current period compared to the prior period resulting in a higher expense due to revaluation.

Intellectual property costs increased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as the Company continued to expand and advance its patent portfolio. New patents filed in previous periods require on-going costs to advance those filings in the United States and in foreign jurisdictions. Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs. Pre-clinical research increased primarily due to an increase in the ongoing mechanism of action research that the Company has undertaken in the current period.

General and Administrative

General and administrative expenses were $1,316,639 for the three months ended September 30, 2016 compared to $474,025 for the three months ended September 30, 2015. The increase was primarily due to an increase in professional fees, facilities costs, and non-cash expenses. In relation to general and administrative expenses during the three months ended September 30, 2016, the Company incurred non-cash expenses of $590,225 related to shares and warrants issued for services, and stock option expenses while during the three months ended September 30, 2015 the Company incurred non-cash expenses relating to warrants issued for services and stock option expense.

Excluding the impact of non-cash expenses, general and administrative expenses increased in the three months ended September 30, 2016 to $726,414 from $433,920 for the three months ended September 30, 2015. Professional fees have increased during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to costs related to preparing for the Company’s uplisting of its common stock on the Nasdaq Stock Market as well as fees associated with one-time listing activities and filing three registration statements that were all declared effective in September 2016. Facilities costs have increased in part due to the initial fees to list our common stock on the Nasdaq Stock Market. Additional increases in facilities costs relate to expenses to maintain our digital communications channels for a full quarter in 2016 compared to a partial quarter in 2015.

Change in fair value of stock option and derivative liabilities

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed statement of loss and comprehensive loss. The balances recognized during the three months ended September 30, 2016 and 2015 were primarily due to changes in the Company’s common stock price between the date the warrants were last valued on June 30, 2016 and 2015 respectively which are the valuation dates used for the quarters ended September 30.

The Company recognized a loss of $140,594 from the change in fair value of the derivative liability for the three months ended September 30, 2016.

For the three months ended September 30, 2015 the Company recognized a loss of $539,446 due to the change in fair value of the derivative liability. In addition, the Company recognized a loss of $21,565 which resulted from the change in fair value of the 2013 Investor Warrants and the 2013 Placement Agent Warrants when their respective exercise prices decreased as a result of the Company issuing common stock below $3.20 per share due to the financing the Company completed during the quarter ended September 30, 2015.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate significantly.

Certain of the Company’s stock options have been issued in CA$. Of these, a portion have been classified as a stock option liability which is revalued at each reporting date. During the three months ended September 30, 2016, the Company recognized a revaluation loss $85,094 relating to the revaluation of these stock options. During the three months ended September 30 2016, the Company amended 43,750 of these stock options held by five optionees such that the exercise price of the options was adjusted to be denominated in US$. No other terms of the stock options were amended. As a result of the amendment, $260,969 was reclassified to equity during the quarter ended September 30, 2016.

Foreign Exchange Gain

The Company’s functional currency at September 30, 2016 is the US$ but the Company incurs a portion of its expenses in CA$. The foreign exchange gains and losses are reported in other loss (income) in the consolidated condensed interim statement of loss and comprehensive loss.

The Company recognized a foreign exchange loss of $15,324 for the quarter ended September 30, 2016 compared to a gain of $17,473 for the quarter ended September 30, 2015. The change was due to changes in the exchange rate between the CA$ and the US$ and to varying levels of CA$ cash and accounts payable.

Preferred Share Dividends

For each of the three months ended September 30, 2016 and 2015 the Company recorded $2,089 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

The Company issued 50,793 shares of common stock on September 30, 2016 as a dividend on the Series B Preferred stock and recognized $307,298 as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

	September 30, 2016 $	September 30, 2015 $	Change $	Change %

Cash flows from operating activities	(1,613,082)	(1,401,881)	(211,201)	15
Cash flows from financing activities	254,851	2,451,544	(2,196,693)	(90)

Operating Activities

Net cash used in operating activities increased to $1,613,082 for the three months ended September 30, 2016 from $1,401,881 for the three months ended September 30, 2015. During the three months ended September 30, 2016 and 2015 the Company reported net losses of $2,290,339 and $1,621,388 respectively. The loss from the revaluation of the derivative and stock option liabilities was $225,688 for the three months ended September 30, 2016 compared to a loss of $539,446 for the three months ended September 30, 2015. Excluding the impact of changes in the fair value of the derivative and stock option liabilities, non-cash items relating to amortization, warrants and shares issued for services, and stock option expense totaled $649,920 for the three months ended September 30, 2016. Non-cash items relating to the loss due to changes in warrant terms, warrants issued for services and stock option expense totaled $68,125 for the three months ended September 30, 2015. The most significant changes in non-cash working capital for the three months ended September 30, 2016 were cash used in a reduction of accounts payable and accrued liabilities of $178,161, cash used for an increase in prepaid expenses of $33,208, and cash from an increase in related party payables of $32,987. The most significant changes in non-cash working capital for the three months ended September 30, 2015 were cash used in a reduction of accounts payable and accrued liabilities of $389,502, cash used in a reduction of related party payables of $52,046, and cash flow from a decrease in prepaid expenses of $63,385.

Financing Activities

During the three months ended September 30, 2016 the Company received $256,940 from the exercise of warrants. During the three months ended September 30, 2015 the Company received $2,453,633 in net proceeds from the completion of a public offering by the Company of common stock and common stock purchase warrants. Including deferred costs recorded by the Company at June 30, 2015, the total net cash proceeds of the offering was $1,903,514.

In addition, the Company recorded $2,089 related to the dividend payable to Valent during each of the three months ended September 30, 2016 and 2015 respectively.

Operating Capital and Capital Expenditure Requirements

Liquidity Risk

(See note 1 to the consolidated condensed interim financial statements)

For the three months ended September 30, 2016, the Company reported a loss of $2,290,339 and an accumulated deficit of $34,837,585 at that date. As at September 30, 2016, the Company had cash and cash equivalents on hand of $4,799,033. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a great degree of uncertainty with respect to the expenses the Company will incur in executing its business plan. In addition, the Company has not begun to commercialize or generate revenues from its product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. During the three months ended September 30, 2016, the Company received $256,940 in proceeds from the exercise of share purchase warrants. During the year ended June 30, 2016 the Company completed a convertible preferred share private placement for net cash proceeds of $6,540,821 million. We believe, based on our current estimates, that we will be able to fund our operations beyond the next twelve months.

There is no assurance that our cost estimates will prove to be accurate or that unforeseen events, problems or delays will not occur with respect thereto. The ability of the Company to meet its obligations and continue the research and development of its product candidate is dependent on its ability to continue to raise adequate financing. There can be no assurance that such financing will be available to the Company in the amount required at any time or for any period or, if available, that it can be obtained on terms satisfactory to the Company. The Company may tailor its drug candidate program based on the amount of funding the Company raises.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Although we are not reliant on institutional credit finance and therefore not subject to debt covenant compliance requirements or potential withdrawal of credit by banks, economic conditions may affect the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan. In addition, we may have to seek a partner for one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.

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

A detailed presentation of all of the Company’s significant accounting policies and the estimates derived there from is included in Note 2 to the Company’s consolidated financial statements for the year ended June 30, 2016 contained in our Form 10-K filed with the SEC on September 13, 2016. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

●	Warrants and shares issued for services

●	Stock options

●	Derivative liability

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (as required by Rule 13a-15 under the Exchange Act) of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, due to the material weakness in internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, filed with the SEC on September 12, 2016.

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2016, we issued 60,000 shares of common stock for services, 42,907 shares of common stock upon exercise of warrants at an exercise price of $3.144, 40,680 shares of common stock upon exercise of warrants at an exercise price of $3.00, and an additional 594 shares of common stock upon the cashless exercise of 1,000 warrants with an exercise price of $3.00.

Effective September 30, 2016, the Company issued 50,793 shares of common stock to holders of the Company’s outstanding shares of Series B Preferred Stock, as a dividend thereon.

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

DelMar Pharmaceuticals, Inc.

Date: November 10, 2016	By:	/s/ Jeffrey Bacha
Jeffrey Bacha
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)

