Form 10-Q
period 2016-12-31
DelMar Pharmaceuticals, Inc.
filed 2017-02-10
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 001-37823

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

Yes  ☐   No  ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 10,602,458 shares of common stock are issued and outstanding as of February 9, 2017.

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Financial Statements

(Unaudited)

For the six months ended December 31, 2016

(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Balance Sheets

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	December 31, 2016 $	June 30, 2016 $

Assets

Current assets
Cash and cash equivalents		3,417,377	6,157,264
Taxes and other receivables		17,988	18,387
Prepaid expenses		130,790	144,131
		3,566,155	6,319,782
Intangible assets - net		28,301	36,017
		3,594,456	6,355,799

Liabilities

Current liabilities
Accounts payable and accrued liabilities		515,633	584,002
Related party payables	4	205,381	43,444

		721,014	627,446

Stock option liability	6	-	175,875

Derivative liability	5	171,211	693,700

		892,225	1,497,021

Stockholders’ accumulated equity

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at December 31, 2016 (June 30, 2016 – 278,530)	3,6	278,530	278,530
889,863 Series B shares at December 31, 2016 (June 30, 2016 – 902,238)	6	6,207,923	6,294,255
1 special voting share at December 31, 2016 (June 30, 2016 – 1)		-	-

Common stock
Authorized
50,000,000 shares, $0.001 par value
11,485,219 issued at December 31, 2016 (June 30, 2016 – 11,187,023)	6	11,485	11,187

Additional paid-in capital	6	30,821,094	28,833,105

Warrants	6	1,683,424	1,658,382

Accumulated deficit		(36,321,403)	(32,237,859)

Accumulated other comprehensive income		21,178	21,178

		2,702,231	4,858,778

		3,594,456	6,355,799

Going concern, nature of operations, and corporate history (note 1)

Subsequent events (note 9)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Loss and Comprehensive Loss

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	Three months ended December 31, 2016 $	Three months ended December 31, 2015 $	Six months ended December 31, 2016 $	Six months ended December 31, 2015 $

Expenses
Research and development	4	1,120,910	789,187	1,853,639	1,393,032
General and administrative	4	571,286	890,672	1,887,925	1,364,697

		1,692,196	1,679,859	3,741,564	2,757,729

Other loss (income)
Change in fair value of stock option and derivative liabilities	6	(361,668)	680,188	(135,980)	1,219,634
Change in fair value of derivative liability due to change in warrant terms	6	-	242,400	-	263,965
Foreign exchange		(8,495)	44,253	6,829	26,780
Interest income		(60)	(10)	(101)	(30)

		(370,223)	966,831	(129,252)	1,510,349

Net and comprehensive loss for the period		1,321,973	2,646,690	3,612,312	4,268,078

Computation of basic loss per share
Net and comprehensive loss for the period		1,321,973	2,646,690	3,612,312	4,268,078
Series B Preferred stock dividend		159,756	-	467,054	-
Net and comprehensive loss available to common stockholders		1,481,729	2,646,690	4,079,366	4,268,078
Basic and fully diluted loss per share		0.13	0.24	0.36	0.40

Basic weighted average number of shares		11,424,485	10,994,879	11,363,237	10,808,660

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Cash Flows

(Unaudited)

(expressed in US dollars unless otherwise noted)

		Six months ended December 31,
		2016	2015
	Note	$	$
Cash flows from operating activities
Loss for the period		(3,612,312)	(4,268,078)
Items not affecting cash
Amortization of intangible assets		7,716	2,572
Change in fair value of stock option and derivative liabilities	5,6	(135,980)	1,219,634
Change in fair value of derivative liability due change in warrant terms	5	-	263,965
Shares issued for services	6	564,000	80,400
Warrants issued for services	6	50,244	181,571
Stock option (income) expense	6	(43,384)	114,868

Changes in non-cash working capital
Taxes and other receivables		399	9,482
Prepaid expenses		13,341	77,536
Accounts payable and accrued liabilities		(68,369)	(283,164)
Related party payables	4	161,937	(34,086)
		(3,062,408)	(2,635,300)

Cash flows from investing activities
Website development costs		-	(16,762)
			(16,762)
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants		-	2,453,633
Proceeds from the exercise of warrants	6	326,699	405,183
Series A preferred stock dividend	6	(4,178)	(4,178)

		322,521	2,854,638

(Decrease) increase in cash and cash equivalents		(2,739,887)	202,576

Cash and cash equivalents - beginning of period		6,157,264	1,754,433

Cash and cash equivalents - end of period		3,417,377	1,957,009

Supplementary information (note 8)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2016

(expressed in US dollars unless otherwise noted)

1	Going concern, nature of operations, and corporate history

Going concern

These consolidated condensed interim financial statements have been prepared on a going concern basis which assumes that the Company will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the six months ended December 31, 2016, the Company reported a loss of $3,612,312, negative cash flow from operations of $3,062,408 and had an accumulated deficit of $36,321,403 at December 31, 2016. As at December 31, 2016, the Company has cash and cash equivalents on hand of $3,417,377 and a working capital balance of $2,845,141. The Company is in the development stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidate is commercialized or partnered which may not ever occur. In the near future, the Company will require additional funding to maintain its research and development projects and for general operations. These circumstances indicate the existence of a material uncertainty that may cast substantial doubt as to the ability of the Company to meet its obligations as they come due.

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

December 31, 2016

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

Reverse stock split

On May 16, 2016, the Company filed a Certificate of Change with the Secretary of State of Nevada that effected a 1-for-4 reverse stock split of its common stock. The reverse split became effective on May 20, 2016. All warrants, stock options, conversion ratios, and per share information in these consolidated condensed financial statements give retroactive effect to this 1-for-4 reverse stock split. The Company’s authorized and issued preferred stock was not affected by the split. However, the conversion price for the conversion of the Company’s Series B preferred stock into common stock was adjusted as a result of the reverse stock split.

Basis of presentation

The consolidated condensed interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and are presented in United States dollars. The functional currency of the Company and each of its subsidiaries is the United States dollar.

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

December 31, 2016

(expressed in US dollars unless otherwise noted)

Unaudited interim financial data

The accompanying unaudited December 31, 2016 consolidated condensed interim balance sheet, the consolidated condensed interim statements of loss and comprehensive loss for the three and six months ended December 31, 2016 and 2015, and consolidated condensed cash flows for the six months ended December 31, 2016 and 2015, and the related interim information contained within the notes to the consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These consolidated condensed interim financial statements should be read in conjunction with the audited financial statements of the Company as at June 30, 2016 included in our Form 10-K filed with the Securities and Exchange Commission on September 13, 2016. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position at December 31, 2016 and results of its operations for the three and six months ended December 31, 2016 and 2015, and its cash flows for the six months ended December 31, 2016 and 2015. The results for three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2017 or for any other future annual or interim period.

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

Loss per share

Loss per share is calculated based on the weighted average number of common shares outstanding. For the three and six month periods ended December 31, 2016 and 2015 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants and stock options are anti-dilutive. At December 31, 2016, potential common shares of 4,505,852 (2015 – 4,472,236) relating to warrants, 896,250 (2015 – 908,750) relating to stock options, and 2,224,668 (2015 – nil) relating to the Series B convertible preferred stock were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2016

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

Accounting Standards Update (“ASU”) 2014-15 - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

The objective of the guidance is to require management to explicitly assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity's ability to continue as a going concern within one year after the issuance date of an entity’s financial statements. The new standard defines substantial doubt and provides examples of indicators thereof. The definition of substantial doubt incorporates a likelihood threshold of "probable" similar to the current use of that term in U.S. GAAP for loss contingencies. The new standard will be effective for all entities in the first annual period ending after December 15, 2016 (December 31, 2016 for calendar year-end entities). The Company has adopted this standard as of its December 31, 2016 quarter end.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2016

(expressed in US dollars unless otherwise noted)

3	Valent Technologies, LLC

On December 31, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent Technologies, LLC (“Valent”), an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer and director, and DelMar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $278,530 (including aggregate accrued interest to December 31, 2014 of $28,530), issued to Valent by DelMar (BC), for 278,530 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears.

For the three months ended December 31, 2016 and 2015 respectively, the Company recorded $2,089 related to the dividend payable to Valent. For the six months ended December 31, 2016 and 2015 respectively, the Company recorded $4,178 related to the dividend payable to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

4	Related party transactions

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $275,000 (2015 - $120,000) for the three months ended December 31, 2016 and $395,000 (2015 - $240,000) in expenses for the six months ended December 31, 2016. Amounts owed to related parties are non-interest bearing and payable on demand.

The Company incurred $37,000 (2015 – $43,250) in directors’ fees during the three months ended December 31, 2016 and $82,000 (2015 – $85,000) in directors’ fees during the six months ended December 31, 2016.

As part of the Series B preferred stock dividend (note 6) the Company issued 1,511 (2015 – 0) shares of common stock to officers and directors of the Company and recognized $4,819 (2015 - 0) as a direct increase to deficit for the three months ended December 31, 2016. For the six months ended December 31, 2016, the Company issued 3,022 (2015 – 0) shares of common stock and recognized $13,960 (2015 – 0) as a direct increase to the deficit in relation to the Series B preferred stock dividend.

The Company recorded $2,089 (2015 - $2,089) in dividends related to the Series A preferred stock issued to Valent for the three months ended December 31, 2016 and $4,178 (2015 - $4,178) for the six months ended December 31, 2016 (note 3).

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

(Unaudited)

December 31, 2016

(expressed in US dollars unless otherwise noted)

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

As a result of the financing completed by the Company during the six months ended December 31, 2015 the exercise price of the 2013 Investor Warrants was reduced from $3.20 to $3.144.

2013 Investor Warrant exercises

During the three months ended December 31, 2016, 22,188 (2015 – o) of the 2013 Investor Warrants were exercised for 22,188 (2015 – 0) shares of common stock at an exercise price of $3.144 per share. The Company received proceeds of $69,759 (2015 – 0) from these exercises. The warrants that have been exercised were revalued at their respective exercise dates and then the reclassification to equity was recorded resulting in $57,466 (2015 – 0) of the derivative liability being reclassified to equity.

During the six months ended December 31, 2016, 65,095 (2015 – 128,875) of the 2013 Investor Warrants were exercised for 65,095 (2015 – 128,875) shares of common stock at an exercise price of $3.144 per share. The Company received proceeds of $204,659 (2015 - $405,183) from these exercises. The warrants that have been exercised were revalued at their respective exercise dates and then the reclassification to equity was recorded resulting in $238,474 (2015 - $247,440) of the derivative liability being reclassified to equity.

2013 Investor Warrant amendments

During the year ended June 30, 2016, the Company entered into amendments (the “2013 Investor Warrant Amendments”) with the holders of certain 2013 Investor Warrants. During the six months ended December 31, 2016 pursuant to the 2013 Investor Warrant Amendments, 15,944 (2015 – 0) of the 2013 Investor Warrants were amended to extend the expiration date to March 31, 2019 and remove the provision requiring an adjustment of the exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. As a result of the 2013 Investor Warrant Amendments, the Company has reclassified $53,006 (2015 – 0) from the derivative liability to equity. The 2013 Investor Warrants were revalued to their respective amendment dates and were then reclassified to equity.

During the three months ended December 31, 2016 and 2015 there were no amendments to the 2013 Investor Warrants.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2016

(expressed in US dollars unless otherwise noted)

2013 Placement Agent Warrants

On December 30, 2015, the Company entered into amendments (the “2013 Placement Agent Warrant Amendments”) with the holders of the 2013 Placement Agent Warrants. Pursuant to the 2013 Placement Agent Warrant Amendments, 1,262,500 of the 2013 Placement Agent Warrants were amended to extend the expiration date to June 30, 2019 and remove the provision requiring an adjustment of the exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. As a result of the 2013 Placement Agent Warrant Amendments, the Company has recognized a loss of $242,400 and has reclassified $2,277,550 from the derivative liability to equity. The 2013 Placement Agent Warrants were revalued to the date of the amendment and were then reclassified to equity.

2015 Agent Warrants

As part of the Company’s financing completed during the six months ended December 31, 2015, the Company issued 23,477 warrants to certain placement agents (“2015 Agent Warrants”) and recognized them as a derivative liability of $29,594 at the time of issuance. The 2015 Agent Warrants are exercisable at a per share price equal to $3.00 until July 15, 2020. During the six months ended December 31, 2016, 680 of the 2015 Agent Warrants were exercised for cash proceeds of $2,040 and 1,000 of the 2015 Agent Warrants were exercised on a cashless basis for 594 shares of common stock. The total reclassification to equity subsequent to revaluation at the respective exercise dates was $9,935.

The Company’s derivative liability is summarized as follows:

	Three months ended
	December 31,
	2016	2015
	$	$

Opening balance	590,345	2,954,986
Change in fair value of warrants	(361,668)	680,188
Change in fair value due to change in warrant terms	-	242,400
Reclassification to equity upon amendment of warrants	-	(2,277,550)
Reclassification to equity upon exercise of warrants	(57,466)	(247,440)

Closing balance	171,211	1,352,584

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2016

(expressed in US dollars unless otherwise noted)

	Six months ended
	December 31,
	2016	2015
	$	$

Opening balance	693,700	2,364,381
Change in fair value of warrants	(221,074)	1,219,634
Change in fair value due to change in warrant terms	-	263,965
Reclassification to equity upon amendment of warrants	(53,006)	(2,277,550)
Issuance of 2015 Agent Warrants	-	29,594
Reclassification to equity upon exercise of warrants	(248,409)	(247,440)

Closing balance	171,211	1,352,584

6	Stockholders’ equity

Preferred stock

Authorized

5,000,000 preferred shares, $0.001 par value

Issued and outstanding

Special voting shares – at December 31, 2016 – 1 (June 30, 2016 – 1)

Series A shares – at December 31, 2016 – 278,530 (June 30, 2016 – 278,530)

Series B shares – at December 31, 2016 – 889,863 (June 30, 2016 – 902,238)

Series B Preferred Shares

During the year ended June 30, 2016 the Company issued an aggregate of 902,238 shares of Series B Preferred Stock at a purchase price of at $8.00 per share. Each share of Series B Preferred Stock is convertible into 2.5 shares of common stock equating to a conversion price of $3.20 (the “Conversion Price”) and will automatically convert to common stock at the earlier of 24 hours following regulatory approval of VAL-083 with a minimum closing bid price of $8.00 or five years from the final closing dates. The holders of the Series B Preferred Stocks are entitled to an annual cumulative, in arrears dividend at the rate of 9% payable quarterly. The 9% dividend shall accrue quarterly commencing on the date of issue and be payable quarterly on June 30, December 31, December 31, and March 31 of each year commencing on June 30, 2016. Dividends shall be payable solely by delivery of shares of common stock (the “PIK Shares”), in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the Conversion Price. The Series B Preferred Shares do not contain any repricing features.

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

(Unaudited)

December 31, 2016

(expressed in US dollars unless otherwise noted)

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

Pursuant to the Series B stock dividend, during the three months ended December 31, 2016, the Company issued 50,096 (2015 – 0) shares of common stock and recognized $159,756 (2015 – 0) as a direct increase in accumulated deficit and during the six months ended December 31, 2016, the Company issued 100,889 (2015 – 0) shares of common stock and recognized $467,054 (2015 – 0) as a direct increase in accumulated deficit.

During the three and six months ended December 31, 2016, a total of 12,375 (2015 – 0) shares of Series B preferred stock were converted for an aggregate 30,938 (2015 – 0) shares of common stock.

Series A Preferred Shares

Effective December 31, 2014 pursuant to the Company’s Valent Exchange Agreement (note 3), the Company filed the Series A Certificate of Designation with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 278,530 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Series A Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock is be entitled dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Series A Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock.

Common stock

Authorized - 50,000,000 common shares, $0.001 par value

Issued and outstanding - December 31, 2016 – 11,485,219 (June 30, 2016 – 11,187,023)

	Shares of common stock	Common stock	Additional paid-in capital	Warrants
	outstanding	$	$	$

Balance – June 30, 2016	11,187,023	11,187	28,833,105	1,658,382
Warrants exercised for cash	105,775	105	595,047	(25,202)
Cashless exercise of warrants	594	1	5,158	-
Shares issued for services	60,000	60	563,940	-
Warrants issued for services	-	-	-	50,244
Amendment of warrants	-	-	53,006	-
Amendment of stock options	-	-	260,969	-
Series B Preferred stock dividends	100,889	101	466,953	-
Conversion of Series B preferred stock	30,938	31	86,300	-
Stock option (income) expense	-	-	(43,384)	-
Balance – December 31, 2016	11,485,219	11,485	30,821,094	1,683,424

The issued and outstanding common shares at December 31, 2016 include 1,014,011 shares of common stock on an as-exchanged basis with respect to the shares of Exchangeco that can be exchanged for shares of common stock of the Company.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2016

(expressed in US dollars unless otherwise noted)

Six months ended December 31, 2015

During the six months December 31, 2015, pursuant to a public offering under a Registration Statement on Form S-1, the Company issued 1,069,417 shares of common stock at $2.40 per share and 1,069,417 warrants (the “2015 Investor Warrants”) to purchase shares of common stock at $0.004 per warrant for total gross proceeds of $2,566,660. The 2015 Investor Warrants are exercisable at $3.00 per share for a period of five years until they expire on July 31, 2020.

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

In addition to the cash commission of $80,575 the Company also incurred additional cash issue and closing costs of $582,511 resulting in net cash proceeds from the public offering of $1,903,514. The 2015 Agent Warrants have been recognized as non-cash issue costs of $29,594.

Stock Options

The following table sets forth the options outstanding:

	Number of stock options outstanding	Weighted average exercise price $

Balance – June 30, 2016	856,250	3.77
Granted	40,000	4.10

Balance – December 31, 2016	896,250	3.78

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2016

(expressed in US dollars unless otherwise noted)

The following table summarizes stock options currently outstanding and exercisable at December 31, 2016:

Exercise price $	Number Outstanding at December 31, 2016	Weighted average remaining contractual life (years)	Number exercisable at December 31, 2016

1.49	25,000	5.14	25,000
2.00	131,250	5.14	131,250
2.96	45,000	8.09	45,000
3.20	30,000	8.25	30,000
3.32	30,000	9.08	9,167
3.60	25,000	9.21	6,551
3.76	45,000	9.00	15,000
4.00	12,500	2.75	12,500
4.10	40,000	9.86	1,889
4.20	412,500	6.62	412,500
4.48	30,000	9.02	9,833
4.76	25,000	9.33	5,556
6.16	15,000	6.25	15,000
9.20	30,000	6.42	30,000

	896,250		749,246

Included in the number of stock options outstanding are 25,000 stock options granted at an exercise price of CDN $2.00. The exercise prices shown in the above table have been converted to $1.49 using the period ending closing exchange rate. Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options have been re-valued using a Black-Scholes pricing model using the following assumptions:

December 31, 2016

Dividend rate	0%
Volatility	78.3% to 88.7%
Risk-free rate	1.1% to 1.7%
Term - years	2.0 to 3.0

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2016

(expressed in US dollars unless otherwise noted)

The Company has recognized the following amounts as stock option expense (income) for the periods noted:

	Three months ended December 31,		Six months ended December 31,
	2016 $	2015 $	2016 $	2015 $

Research and development	(65,727)	9,775	(35,012)	16,230
General and administrative	(9,475)	65,187	(8,372)	98,638

	(75,202)	74,962	(43,384)	114,868

All of the reversal of stock option expense of $43,384 for the six months ended December 31, 2016 and the stock option expense of $114,868 for the six months ended December 31, 2015 has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at December 31, 2016 was $208,846 (2015 - $530,269) and the aggregate intrinsic value of stock options exercisable at December 31, 2016 was also $208,846 (2015 - $515,424). As of December 31, 2016, there was $148,834 in unrecognized compensation expense that will be recognized over the three years. No stock options granted under the Plan have been exercised to December 31, 2016. Upon the exercise of stock options new shares will be issued.

A summary of status of the Company’s unvested stock options under all plans is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2016	141,016	3.17	1.73
Granted	40,000	4.10	2.32
Vested	(34,012)	4.00	2.19

Unvested at December 31, 2016	147,004	3.37	1.85

Stock option liability

Certain of the Company’s stock options have been issued in CA$. Of these, a portion were classified as a stock option liability which is revalued at each reporting date. During the six months ended December 31, 2016, the Company amended 43,750 of these stock options held by five optionees such that the exercise price of the options was adjusted to be denominated in US$. No other terms of the stock options were amended. As a result of the amendment, the Company recognized $85,094 in stock option liability expense and $260,969 was reclassified to equity during the six months ended December 31, 2016.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2016

(expressed in US dollars unless otherwise noted)

Warrants

Certain of the Company’s warrants have been recognized as a derivative liability (note 5). The following table summarizes all of the Company’s outstanding warrants as of December 31, 2016:

Description	Number

Balance – June 30, 2016	4,612,627
2013 Investor Warrants (i)	(65,095)
2015 Investor Warrants (ii)	(40,000)
2015 Agent Warrants (iii)	(1,680)

Balance - December 31, 2016	4,508,852

i)	2013 Investor Warrants were exercised for cash proceeds of $204,659.

ii)	2015 Investor Warrants were exercised for cash proceeds of $120,000.

iii)	680 of the 2015 Agent Warrants were exercised for cash proceeds of $2,040 and 1,000 of the 2015 Agent Warrants were exercised on a cashless basis for 594 shares of common stock.

7	Financial instruments

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

(Unaudited)

December 31, 2016

(expressed in US dollars unless otherwise noted)

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

The derivative is not traded in an active market and the fair value is determined using valuation techniques. The Company uses judgment to select a variety of methods to make assumptions that are based on specific management plans and market conditions at the end of each reporting period. The Company uses a fair value estimate to determine the fair value of the derivative liability. The carrying value of the derivative liability would be higher or lower as management estimates around specific probabilities change. The estimates may be significantly different from those recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss each reporting period. This is considered to be a Level 3 financial instrument as volatility is considered to be a level 3 input.

The Company has the following liabilities under the fair value hierarchy:

	December 31, 2016
Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	$171,211

	June 30, 2016
Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	$693,700

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2016

(expressed in US dollars unless otherwise noted)

8	Supplementary statement of cash flows information

	Six Months Ended
	December 31,
	2016	2015
	$	$

Reclassification of derivative liability to equity upon the exercise of warrants (note 5)	248,409	247,440
Reclassification of derivative liability to equity upon the amendment of warrants (note 5)	53,006	2,277,550
Reclassification of stock option liability to equity upon settlement (note 6)	260,969	-
Series B Preferred share common stock dividend (note 6)	467,054	-
Deferred costs recognized as equity issue costs	-	550,119

9

Subsequent events

Subsequent to December 31, 2016, 125,000 stock purchase warrants were exercised at $1.54 (CDN $2.00) for total proceeds of $192,075. These stock purchase warrants were exercised by Valent (notes 3 and 4) which is controlled by a cofounder of the Company.

In addition, 2,500 Series B preferred stock were exchanged for 6,250 shares of common stock.

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

Recent Highlights

●	We advanced our product development program in refractory Glioblastoma Multiforme (“GBM”) toward a pivotal Phase III clinical trial:

o	We completed a Phase I/II clinical trial of VAL-083 in refractory GBM and reported data at the American Society of Clinical Oncology’s annual meeting demonstrating that VAL-083 may offer improved survival for GBM patients in comparison to currently available salvage chemotherapy; and

o	We completed an ‘End of Phase II’ meeting with the United States Food and Drug Administration (“FDA”) and plan to advance VAL-083 into a pivotal Phase III clinical trial for GBM patients whose tumors have progressed following treatment with bevacizumab; and

o	Based on feedback from the FDA and our clinical advisors, we have developed a proposed study design for our pivotal Phase III registration-directed trial.

●	We initiated a new Phase II clinical study of VAL-083 in patients with MGMT-unmethylated GBM at first recurrence/progression prior to bevacizumab (Avastin®) exposure in collaboration with the University of Texas MD Anderson Cancer Center (“MD Anderson”).

●	During the fiscal year ended June 30, 2016, we raised gross proceeds of approximately $7.2 million in a private placement. During the six months ended December 31, 2016 we received $326,699 in proceeds from the exercise of warrants. We estimate that this cash is sufficient to fund our planned operations to the end of calendar 2017.

●	On July 12, 2016, our common stock began trading on the Nasdaq Capital Markets under the symbol “DMPI”.

●	We established collaborations designed to accelerate and expand our product opportunities with VAL-083:

o	We entered into a collaboration research agreement with Accurexa, Inc. to explore local delivery of VAL-083 as a potential combination therapy for the treatment of brain tumors.

●	We continued to obtain promising research results supporting the potential of VAL-083 in a range of treatment-resistant cancer indications:

o	We presented additional data demonstrating that VAL-083 exhibits a distinct mode of action from other chemotherapies used in the treatment of GBM at the annual meetings of the European Association of Neuro-Oncology (“EANO”) and the Society for NeuroOncology (“SNO”); and

o	We presented data supporting the effectiveness of VAL-083 against chemotherapy-resistant ovarian cancers at the 11th Biennial Ovarian Cancer Research Symposium; and

o	We presented new non-clinical data supporting the differentiation of VAL-083 in the treatment of lung cancer at the American Association for Cancer Research’s (“AACR”) annual meeting; and

o	We presented data indicating that VAL-083 offers potential therapeutic alternatives in difficult-to-treat pediatric brain tumors at the AACR – Advances in Pediatric Research: From Mechanisms and Models to Treatment and Survivorship Conference.

●	We continued to strengthen our intellectual property portfolio. DelMar now holds seven issued US patents and eight issued patents outside of the US. We have thirteen patent families in various stages of prosecution, and over 100 patent filings in total.

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

VAL-083

Our product candidate, VAL-083, represents a “first-in-class” small molecule chemotherapeutic which means that the molecular structure of VAL-083 is not an analogue or derivative of other small molecule chemotherapeutics approved for the treatment of cancer. VAL-083 was originally discovered in the 1960’s and has been assessed in 42 Phase I and Phase II clinical trials sponsored by the National Cancer Institute (“NCI”) in the United States as a treatment against various cancers including lung, brain, cervical, ovarian tumors and leukemia. Published preclinical and clinical data suggest that VAL-083 may be active against a range of tumor types. VAL-083 is approved as a cancer chemotherapeutic in China for the treatment of CML and lung cancer. VAL-083 has not been approved for any indications outside of China.

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

VAL-083 Mechanism of Action

Our data indicates that VAL-083 attacks cancer cells via a unique mechanism of action which is distinct from other chemotherapies used in the treatment of cancer. Based on published research and our own data, the cytotoxic functional groups and the mechanism of action of VAL-083 are understood to be functionally different from alkylating agents commonly used in the treatment of cancer. VAL-083 has previously demonstrated activity in cell-lines that are resistant to other types of chemotherapy. No evidence of cross-resistance has been reported in published clinical studies. Therefore, we believe that VAL-083 may be effective in treating tumors that have failed or become resistant to other chemotherapies.

Our research indicates that VAL-083 forms a cross-link at the N7 position of guanine on the DNA of cancer cells. Our data indicate that this cross-link forms rapidly and is not easily repaired by the cancer cell resulting in cell-cycle arrest and lethal double-strand DNA breaks. VAL-083 readily crosses the blood brain barrier where it maintains a long half-life in comparison to the plasma. Published preclinical and clinical research demonstrate that VAL-083 is selective for brain tumor tissue.

The unique cross-link formed by VAL-083 distinguishes it from chemotherapies currently used in the treatment of GBM, the most common and aggressive form of brain cancer. The impact of this cross-link is to allow the retention of activity against GBM cells exhibiting features that cause resistance to current therapy.

Our data also demonstrate that VAL-083’s mechanism is distinct from platinum-based chemotherapy, the current standard of care for a range of solid tumors. VAL-083 also appears to retain its high level of anti-cancer activity in p53 mutated NSCLC cell lines compared to cisplatin or oxaliplatin.

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

Modern medicine allows for better management of myelosuppressive side effects. We believe this offers the potential opportunity to improve upon the drug’s already established efficacy profile by substantially increasing the dose of VAL-083 that can be safely administered to cancer patients.

Background on GBM

Worldwide, there are an estimated 240,000 new cases ofbrain and central nervous system (“CNS”) tumors each year. Gliomas are a type of CNS tumor that arises from glial cells in the brain or spine. Glial cells are the cells surrounding nerves. Their primary function is to provide support and protection for neurons in the CNS.

GBM is the most common and the most lethal form of glioma. According to the World Health Organization, GBM occurs with an incidence of 3.17 per 100,000 person-years. Approximately 15,000 new cases of GBM are expected to be diagnosed in the United States during 2016.

GBM progresses quickly and patients’ conditions deteriorate rapidly progressing to death in less than two years for most patients. Common symptoms include headaches, seizures, nausea, weakness, paralysis and personality or cognitive changes such as loss of speech or difficulty in thinking clearly. The majority of GBM patients do not survive for more than two years following diagnosis, and the median survival in newly diagnosed patients with best available treatments is less than 15 months.

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

TMZ and the nitrosoureas, including carmustine, lomustine, and nimustine, are alkylating agents that readily cross the blood-brain-barrier and are used in the treatment of CNS cancers, including GBM. Alkylating agents are among the oldest type of cancer chemotherapies in use today. Alkylating agents bind to DNA to cause damage to cancer cells. Their anti-tumor mechanism is via alkylation of DNA resulting in base-pair mismatch or strand-mediated crosslinks between base pairs. The DNA damage caused by alkylating agents mimics naturally occurring errors, resulting in apoptosis and tumor cell death.

The primary anti-cancer mechanism of TMZ and the nitrosoureas is to attack the tumor’s DNA via alkylation of the O6-position of the DNA base residue, guanine. TMZ treatment causes DNA damage mainly by methylation at the O6-position of guanine resulting in guanine-thymine base pair mismatches during replication. Nitrosoureas mediate their cytotoxic effect by methylation at the O6-position of guanine which produces a crosslink to cytosine residues resulting in double-strand DNA breaks during mitosis.

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

We have demonstrated that VAL-083 forms inter-strand DNA crosslinks at the N7 position of guanine – a building block of DNA. VAL-083 is active independent of MGMT which is highly expressed in approximately 67% of GBM patients and correlated with resistance to temozolomide, the current front-line chemotherapy in the treatment of GBM. Of patients tested in the DelMar trial, 84% exhibited high MGMT expression.

Probability of GBM Patient Survival Correlated to Expression of MGMT Enzyme

(Unmethylated promoter = High MGMT Expression and Significantly Shorter Survival)

VAL-083 in GBM

Data from prior NCI sponsored clinical trials with VAL-083 demonstrates activity against GBM and other central nervous system tumors. VAL-083 is an alkylating agent which readily crosses the blood-brain-barrier. Its primary cytotoxic mechanism, epoxide derived DNA cross-links at the N7 position of guanine, is distinct from TMZ or the nitrosoureas.

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

	Comparative Therapy		Median Survival Benefit
Chemotherapy	Radiation (XRT)	Radiation + Chemotherapy	vs. XRT alone
VAL-083 (Eagan 1979)	8.4 months	16.8 months	8.4 months
Temozolomide (Temodar®) (Stupp 2005)	12.1 months	14.6 months	2.5 months
Lomustine (CCNU) (Walker 1976)	11.8 months	13 months	1.2 months
Carmustine (BCNU) (Reagan 1976)	10 months	12.5 months	2.5 months
Semustine (ACNU) (Walker 1976)		8.8 months	Not reported
Bevacizumab (Avastin®) (Genentech, Inc)	n.a.	No survival benefit per Avastin® label

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

Phase I/II Results in Refractory GBM

We filed an investigational new drug (“IND”) application with the FDA and initiated human clinical trials with VAL-083 as a potential treatment for refractory GBM. Details of the study are available at http://www.clinicaltrials.gov/ct2/show/NCT01478178?term=VAL-083&rank=1)

The Phase I/II trial was an open-label, single arm dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics and anti-cancer activity of VAL-083 in patients with refractory GBM. To be eligible for our clinical trial, patients must have been previously treated for GBM with surgery and/or radiation, if appropriate, and must have failed both bevacizumab (Avastin®) and temozolomide (Temodar®), unless either or both are contra-indicated. Response to treatment with VAL-083 was measured prior to each treatment cycle.

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

MGMT and IDH-1 have been previously shown to be diagnostic markers that correlate with resistance to currently available chemotherapies (e.g. temozolomide or nitrosourea) in the treatment of GBM and poor patient outcomes. Measurement of these biomarkers has become routine in clinical practice. While the science behind their importance in the disease pathway and their ultimate predictive value are still being explored, we believe we will ultimately be able to use such biomarkers in a prognostic fashion to select the patients most likely to respond to treatment as we expand the clinical development of VAL-083.

Notably, we have previously demonstrated that VAL-083’s anti-tumor mechanism is active independent from the MGMT status in vitro. We can therefore utilize the measurement of MGMT to identify newly diagnosed GBM patients who are least likely to respond to temozolomide. We believe that employing this strategy will allow us to focus our development and commercialization efforts on GBM patients with the greatest unmet medical need.

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

DelMar's advanced development program will feature a single, randomized, multi-center Phase III study measuring survival outcomes compared to a "physicians' choice" control, which, if successful, would serve as the basis for an NDA submission for VAL-083. The study will enroll approximately 180 patients with histologically confirmed recurrent GBM who have failed both standard chemo-radiation and bevacizumab and will be randomized in a 2:1 fashion to receive either VAL-083 or a commonly used salvage chemotherapy. The control arm will consist of a limited number of salvage chemotherapies currently utilized in the treatment of Avastin®-failed GBM. The proposed statistical design between the two arms of the study is 90% power, and is proposed to include an interim analysis at 50% events for futility with O'Brien-Fleming superiority boundary and non-binding, gamma (-5) futility boundary. The estimated length of the proposed study is less than two years from initiation.

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

Data from our planned registration-directed Phase III trial will form the basis of our application for FDA approval. Based on our current financial resources, initiation of the registration-directed trial will require additional funding to support the expanded clinical operations necessary to conduct and manage the study. Subject to guidance from the FDA, and availability of funding, we plan to initiate the registration-directed Phase III study as soon as practicable.

Phase II Study in Recurrent MGMT-unmethylated GBM in Collaboration with University of Texas MD Anderson Cancer Center

In January 2017, we announced we had initiated our proposed Phase II study with MD Anderson. (clinicaltrials.gov identifier NCT02717962). The intent of our collaboration with MD Anderson is to accelerate the clinical development of VAL-083 for the treatment of MGMT-unmethylated GBM. We plan to enroll 48 MGMT-unmethylated, recurrent, bevacizumab-naïve GBM patients in this trial. MGMT promoter methylation status will be used as a validated biomarker for enrollment and tumors must exhibit an un-methylated MGMT promoter for patients to be eligible for the trial and patients eligible for the study will have recurrent GBM characterized by a high expression of MGMT.

The primary endpoint of this trial will be overall survival in comparison to historical data.

Phase II Trial in Newly Diagnosed MGMT-unmethylated GBM

Based on our data supporting a unique cytotoxic mechanism for VAL-083, we believe that this agent may be a potentially superior alternative to currently approved chemotherapies used in the treatment of newly diagnosed GBM patients whose tumors express features, such as high expression of MGMT, which make them unlikely to respond to currently available chemotherapy such as temozolomide.

We plan to conduct a single arm open-label Phase II study in newly diagnosed GBM patients whose tumors exhibit high-expression of MGMT. In this study, VAL-083 will be combined with radiotherapy as a potential replacement for temozolomide in patients with high expression of MGMT. The main goal of the trial will be to confirm the safety of DelMar’s optimized dosing regimen in combination with radiotherapy and to investigate outcomes of the combination therapy in GBM patients with high expression of MGMT. The trial will be conducted at Sun Yat Sen University in Guangzhou China in collaboration with our partner in China, Guangxi Wuzhou Pharmaceutical Group Co. Ltd. (Guangxi Wuzhou Pharma), who will provide funding for the trial. Sun Yat Sen University has completed scientific review and the study protocol has been approved by its independent ethics committee. We plan to initiate this clinical trial subject to receipt by DelMar and Sun Yat Sen University of a genetic testing permit required by law in China.

Accurexa Collaboration

The Company has entered into a collaboration agreement with Accurexa, Inc. (“Accurexa”). Accurexa is a biotechnology company focused on developing novel neurological therapies to be directly delivered to specific regions of the brain. Under the terms of the agreement, the Company and Accurexa will undertake collaborative research activities for the purpose of evaluating formulations of VAL-083 and one or more of temozolomide and BCNU for local delivery. Under the terms of the agreement, DelMar will supply VAL-083 and Accurexa will conduct experiments related to the development and validation of a novel formulation for the combined local delivery of VAL-083 and temozolomide. DelMar has been granted an exclusive right to license or acquire any product candidates and related intellectual property that results from research conducted under the agreement for further development and commercialization on an exclusive worldwide basis, or other terms that may be agreed upon between DelMar and Accurexa. The initial financial commitment by DelMar is not significant.

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

VAL-083 in Lung Cancer

The activity of VAL-083 against solid tumors, including lung cancer, has been established in both preclinical and human clinical trials conducted by the NCI. VAL-083 is approved for the treatment of lung cancer in China; however, sales of VAL-083 in China have been limited by a lack of modern data, poor distribution, and preference for targeted therapies such as tyrosine kinase inhibitors (“TKIs”) in the modern era. DelMar has developed new non-clinical data to support the utility of VAL-083 in the modern treatment of lung cancer.

Lung cancer is a leading cause of cancer-related mortality around the world and effective treatment for lung cancer remains a significant global unmet need despite advances in therapy. In general, prognosis for lung cancer patients remains poor, with a 5-year survival rate of less than 14% among males and less than 18% among females in most countries.

Incidence of lung cancer in the United States is approximately 59 per 100,000 with the majority (52:100,000) being NSCLC. World Health Organization projects that the incidence of lung cancer in China is expected to exceed one million (1,000,000) new cases per year by 2025. Globally, the market for lung cancer treatment may exceed $24 billion by 2033 according to a report published by Evaluate Pharma.

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

The current standard of care for newly diagnosed NSCLC is platinum-based combination therapy or TKI therapy for patients whose cancer exhibits epidermal growth factor receptor (“EGFR”) mutations. Patients exhibiting EGFR mutations have shown an initial response rate to TKIs which exceeds the response rate for conventional chemotherapy. However, TKI resistance has emerged as an important unmet medical need. In 2015, two new immunotherapy drugs, nivolumab (Opdivo®) and pembrolizumab (Keytruda®) were approved by the FDA for the treatment of lung cancer and have shown benefit in a subset of patients with recurrent NSCLC whose tumors exhibit immunogenic targets such as PD-L1.

We believe VAL-083’s unique bi-functional alkylating mechanism of action could make it a valuable drug of choice in NSCLC patients who are or become resistant to TKI therapy. In addition, VAL-083 readily crosses the blood brain barrier suggesting that it may be possible for VAL-083 to treat patients whose lung cancer has spread to the brain.

We have announced results of preclinical studies designed to evaluate the activity of VAL-083 in models of drug-resistant NSCLC in comparison to cisplatin. In an established murine xenograft model of NSCLC, the activity of VAL-083 was compared to standard platinum-based therapy with cisplatin against human NSCLC cell lines A549 (TKI-sensitive) and H1975 (TKI-resistant). In the study, VAL-083 demonstrated superior efficacy and safety in the treatment of TKI-susceptible (A549) tumors and in TKI-resistant (H1975) tumors. Specifically,

●	Treatment of TKI-sensitive (A549) NSCLC with 3 mg/kg of VAL-083 resulted in tumor growth delay of 26 days compared to untreated controls. Cisplatin (5 mg/kg) resulted in tumor growth delay of just four days. In addition, mean tumor volume on day 68 was significantly reduced in animals treated with 3 mg/kg VAL-083 (p=0.001) compared to untreated controls, and

●	Treatment of TKI-resistant (H1975) NSCLC with 4 mg/kg of VAL-083 resulted in a statistically significant reduction in tumor volume (p=0.01) versus untreated control after 27 days. In the same model, treatment with 5 mg/kg of cisplatin failed to achieve statistically significant reduction in tumor volume (p=0.23) versus untreated control after 27 days. Longer-term safety assessments are ongoing in this model.

●	The combination of VAL-083 with either cisplatin or oxaliplatin demonstrated a superadditive (synergistic) effect against NSCLC cell lines, including those resistant to TKI therapy in vitro.

In April 2016, we presented new non-clinical data at the AACR annual meeting. We reported that VAL-083:

●	induced apoptosis independent of p53 status, and appeared to have a distinct mode of action from platinum-based chemotherapies widely used in the treatment of NSCLC and ovarian cancer;

●	demonstrated an ability to circumvent cisplatin-resistance in all ovarian cell lines tested;

●	was active against NSCLC tumors harboring T790M, p53 and/or KRAS mutations, known to confer resistance to currently available therapies; and

●	demonstrated super-additivity or synergy in combination with platinum-based chemotherapy.

These data demonstrate that VAL-083’s mechanism is distinct from platinum-based chemotherapy, presented provide support for VAL-083 as a viable treatment option for NSCLC patients who fail to respond to standard-of-care platinum-based therapy or TKI therapy, and support potential therapeutic benefits of a VAL-083 along with platinum combination regimens in newly diagnosed patients. In November 2015 at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics we presented data on the benefit of VAL-083 in combination with platinum-based chemotherapy regimens in the treatment of NSCLC. The results of the study

We plan to work with leading oncologists to develop clinical trial designs which will demonstrate the clinical utility of VAL-083 in NSCLC patients who are resistant to current standards of care. We believe this strategy will result in sales growth for VAL-083 in China where we have acquired certain exclusive rights, and generate future revenue for the Company through sales and marketing partnerships as well as position VAL-083 for global development in lung cancer.

We plan to conduct initial NSCLC trials in collaboration with Guangxi Wuzhou Pharmaceutical Group Co. Ltd. (Guangxi Wuzhou Pharma). Under the terms of our collaboration agreement with Guangxi Wuzhou Pharma, we are responsible for establishing protocols for and conducting clinical trials and Guangxi Wuzhou Pharma is responsible for the costs associated with clinical trials conducted in China. Our goal is to initiate this clinical trial as soon as practicable with the aim of developing new data to support product growth in China and to establish clinical proof of concept to expand our drug development efforts with VAL-083.

Conducting this clinical trial in China under our collaboration agreement with Guangxi Wuzhou Pharma will allow us to enhance the potential value of VAL-083 without significantly increasing our own planned cash expenditures. We also believe that these new data will support the potential to establish global partnerships and collaborations with larger pharmaceutical companies who have the resources and commercial infrastructure to effectively develop and commercialize VAL-083 as a treatment for NSCLC on a worldwide basis.

VAL-083 in Ovarian Cancers

The activity of VAL-083 against gynecologic cancers has been established in both preclinical and human clinical trials conducted by the NCI. We have been researching the potential of VAL-083 as a treatment for ovarian cancer in collaboration with researchers at MD Anderson Cancer Center. In October 2015 at the AACR’s Advances in Ovarian Cancer Research: Exploiting Vulnerabilities Conference and in September 2016 at the 11th Biennial Ovarian Cancer Research Symposium we presented data on this collaboration. These data demonstrate the effectiveness of VAL-083 against cisplatin-resistant ovarian cancers. Our data also demonstrate potential synergy of VAL-083 in combination with PARP inhibitors against platinum-resistant ovarian cancer. In April 2016 the FDA granted orphan drug designation for the use of VAL-083 in the treatment of ovarian cancer.

We plan to work with our advisors to develop a strategy to advance VAL-083 into clinical trials for the treatment of ovarian cancer, either as a single-agent or in combination with other approved agents.

VAL-083 in Pediatric Brain Cancers

The activity of VAL-083 against childhood and adolescent brain tumors has been established in both preclinical and human clinical trials conducted by the NCI. In November 2015 at AACR’s - Advances in Pediatric Research: From Mechanisms and Models to Treatment and Survivorship we presented data indicating that VAL-083 offers potential therapeutic alternatives for the treatment of pediatric brain tumors. In March, 2016 the FDA granted orphan drug designation for the use of VAL-083 in the treatment of medulloblastoma.

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

Reverse Stock Split

On May 16, 2016, the Company filed a Certificate of Change with the Secretary of State of Nevada that effected a 1-for-4 reverse stock split of its common stock. The reverse split became effective on May 20, 2016. All warrants, stock options, conversion ratios, and per share information in this report and the consolidated condensed financial statements and management discussion and analysis give retroactive effect to this 1-for-4 reverse stock split. The Company’s authorized and issued preferred stock was not affected by the split. However, the conversion price for the conversion of the Company’s Series B preferred stock into common stock was adjusted as a result of the reverse stock split.

Outstanding Securities

As of February 9, 2017, the Company has 10,602,458 shares of common stock issued and outstanding, 1,014,011 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 4,380,870 shares of common stock, 887,363 outstanding shares of Series B Preferred Stock that are convertible into 2,218,418 shares of common stock, and outstanding options to purchase 896,250 shares of common stock. All Exchangeable Shares, warrants, and options are convertible or exercisable into one share of common stock. Each Series B convertible preferred share is convertible into 2.5 shares of common stock.

Related Parties

The Company acquired its initial patents and technology rights from Valent Technologies, LLC, (“Valent”), an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer and Director. As a result Valent is a related party to the Company.

The following related party transactions and balances have been entered into by the Company:

Pursuant to consulting agreements with the Company’s officers the Company recognized a total of $275,000 (2015 - $120,000) for the three months ended December 31, 2016 and $395,000 (2015 - $240,000) in expenses for the six months ended December 31, 2016. Amounts owed to related parties are non-interest bearing and payable on demand.

The Company incurred $37,000 (2015 – $43,250) in directors’ fees during the three months ended December 31, 2016 and $82,000 (2015 – $85,000) in directors’ fees during the six months ended December 31, 2016.

As part of the Series B preferred stock dividend the Company issued 1,511 (2015 – 0) shares of common stock to officers and directors of the Company and recognized $4,819 (2015 - 0) as a direct increase to deficit for the three months ended December 31, 2016. For the six months ended December 31, 2016, the Company issued 3,022 (2015 – 0) shares of common stock and recognized $13,960 (2015 – 0) as a direct increase to the deficit in relation to the Series B preferred stock dividend.

The Company recorded $2,089 (2015 - $2,089) in dividends related to the Series A preferred stock issued to Valent for the three months ended December 31, 2016 and $4,178 (2015 - $4,178) for the six months ended December 31, 2016.

Subsequent to December 31, 2016, Valent Technologies, LLC, a private entity controlled by the Company’s cofounder, director, and Chief Scientific Officer exercised 125,000 stock purchase warrants for proceeds to the Company of $192,075.

On February 9, 2017, the Company entered into an amendment to a consulting agreement with Dr. Dennis Brown, the Company’s chief scientific officer. Pursuant to the amendment, Dr. Brown will continue to serve as the Company’s chief scientific officer until December 31, 2017, which period may be extended in accordance with the terms of the agreement. The Company will pay Dr. Brown an annual consulting fee of $200,000 during 2017. The Company may also pay to Dr. Brown a bonus and incentive compensation as determined at the discretion of the board of directors.

On February 9, 2017, the Company entered into an employment agreement with Jeffrey Bacha, the Company’s chief executive officer. Pursuant to the employment agreement, Mr. Bacha will continue to serve as the Company’s chief executive officer for an indefinite period until termination of the employment agreement in accordance with its terms. The Company will pay Mr. Bacha an annual base salary of $250,000 (which may be adjusted on an annual basis in the discretion of the board of directors) and Mr. Bacha will also be eligible to participate in any bonus plan and long term incentive plan established by the Company for senior executives. For the 2016/2017 fiscal year Mr. Bacha will be eligible for a target bonus of up to 30% of the base salary based on milestones to be set by the board of directors in consultation with Mr. Bacha, and long term incentive compensation valued using Black-Scholes at $250,000. The employment agreement may be terminated by the Company with or without cause (as defined therein). In the event the Company terminates the employment agreement without cause, the Company will be required to pay Mr. Bacha, any accrued and unpaid base salary, plus an amount equal to 12 months of Mr. Bacha’s base salary plus one additional month’s base salary for each completed year of service, up to 18 months’ base salary.

On February 9, 2017, the Company entered into an employment agreement with Scott Praill, the Company’s chief financial officer. Pursuant to the employment agreement, Mr. Praill will continue to serve as the Company’s chief financial officer for an indefinite period until termination of the employment agreement in accordance with its terms. The Company will pay Mr. Praill an annual base salary of $200,000 (which may be adjusted on an annual basis in the discretion of the board of directors) and Mr. Praill will also be eligible to participate in any bonus plan and long term incentive plan established by the Company for senior executives. For the 2016/2017 fiscal year Mr. Praill will be eligible for a target bonus of up to 25% of the base salary based on milestones to be set by the board of directors in consultation with Mr. Praill, and long term incentive compensation valued using Black-Scholes at $100,000. The employment agreement may be terminated by the Company with or without cause (as defined therein). In the event the Company terminates the employment agreement without cause, the Company will be required to pay Mr. Praill, any accrued and unpaid base salary, plus an amount equal to 12 months of Mr. Praill’s base salary plus one additional month’s base salary for each completed year of service, up to 18 months’ base salary.

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

As a result of the financing completed by the Company during the six months ended December 31, 2015 the exercise price of the 2013 Investor Warrants was reduced from $3.20 to $3.144.

2013 Investor Warrant exercises

During the six months ended December 31, 2016, 65,095 of the 2013 Investor Warrants were exercised for cash at an exercise price of $3.144 per share. The Company received proceeds of $204,659 from these exercises. The warrants that have been exercised were revalued at their respective exercise dates and then the reclassification to equity was recorded resulting in $238,474 of the derivative liability being reclassified to equity.

During the six months ended December 31, 2015, 128,875 of the 2013 Investor Warrants were exercised for 128,875 shares of common stock at an exercise price of $3.144 per share. The Company received proceeds of $405,183 from these exercises. The warrants that have been exercised were revalued at their exercise date and then the reclassification to equity was recorded resulting in $247,440 of the derivative liability being reclassified to equity.

2013 Investor Warrant amendments

During the year ended June 30, 2016, the Company entered into amendments (the “2013 Investor Warrant Amendments”) with the holders of certain 2013 Investor Warrants. During the six months ended December 31, 2016 pursuant to the 2013 Investor Warrant Amendments, 15,944 (2015 – 0) of the 2013 Investor Warrants were amended to extend the expiration date to March 31, 2019 and remove the provision requiring an adjustment of the exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. As a result of the 2013 Investor Warrant Amendments, the Company has reclassified $53,006 (2015 – 0) from the derivative liability to equity. The 2013 Investor Warrants were revalued to their respective amendment dates and were then reclassified to equity.

During the three months ended December 31, 2016 and 2015 there were no amendments to the 2013 Investor Warrants.

2013 Placement Agent Warrants

On December 30, 2015, the Company entered into amendments (the “2013 Placement Agent Warrant Amendments”) with the holders of the 2013 Placement Agent Warrants. Pursuant to the 2013 Placement Agent Warrant Amendments, 1,262,500 of the 2013 Placement Agent Warrants were amended to extend the expiration date to June 30, 2019 and remove the provision requiring an adjustment of the exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. As a result of the 2013 Placement Agent Warrant Amendments, the Company has recognized a loss of $242,400 and has reclassified $2,277,550 from the derivative liability to equity. The 2013 Placement Agent Warrants were revalued to the date of the amendment and were then reclassified to equity.

2015 Agent Warrants

As part of the Company’s financing completed during the six months ended December 31, 2015 (note 6), the Company issued 23,477 warrants to certain placement agents (“2015 Agent Warrants”) and recognized them as a derivative liability of $29,594 at the time of issuance. The 2015 Agent Warrants are exercisable at a per share price equal to $3.00 until July 15, 2020. During the six months ended December 31, 2016, 680 of the 2015 Agent Warrants were exercised for cash proceeds of $2,040 and 1,000 of the 2015 Agent Warrants were exercised on a cashless basis for 594 shares of common stock. The total reclassification to equity subsequent to revaluation at the respective exercise dates was $9,935.

The Company’s derivative liability is summarized as follows:

	Three months ended
	December 31, 2016 $	December 31, 2015 $

Opening balance	590,345	2,954,986

Change in fair value of warrants	(361,668)	680,188
Change in fair value due to change in warrant terms	-	242,400
Reclassification to equity upon amendment of warrants	-	(2,277,550)
Reclassification to equity upon exercise of warrants	(57,466)	(247,440)

Closing balance	171,211	1,352,584

	Six months ended
	December 31, 2016 $	December 31, 2015 $

Opening balance	693,700	2,364,381

Issuance of 2015 Agent Warrants	-	29,594
Change in fair value of warrants	(221,074)	1,219,634
Change in fair value due to change in warrant terms	-	263,965
Reclassification to equity upon amendment of warrants	(53,006)	(2,277,550)
Reclassification to equity upon exercise of warrants	(248,409)	(247,440)

Closing balance	171,211	1,352,584

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency at December 31, 2016 is the US$. The following tables represent selected financial information for the Company for the periods presented.

Selected Balance Sheet Data

	December 31, 2016 $	June 30, 2016 $

Cash and cash equivalents	3,417,377	6,157,264
Working capital	2,845,141	5,692,336
Total assets	3,594,456	6,355,799
Derivative liability	171,211	693,700
Total stockholders’ equity	2,702,231	4,858,778

Selected Statement of operations data

For the three months ended:

	December 31,	December 31,
	2016	2015
	$	$

Research and development	1,120,910	789,187
General and administrative	571,286	890,672
Change in fair value of stock option and derivative liabilities	(361,668)	680,188
Change in fair value of derivative liability due to change in warrant terms	-	242,400
Foreign exchange (gain) loss	(8,495)	44,253
Interest income	(60)	(10)
Net and comprehensive loss for the period	1,321,973	966,831
Series B preferred stock dividend	159,756	-
Net and comprehensive loss available to common stockholders	1,481,729	966,831
Basic weighted average number of shares outstanding	11,424,845	10,994,879
Basic loss per share	0.13	0.24

For the six months ended:

	December 31,	December 31,
	2016	2015
	$	$

Research and development	1,853,639	1,393,032
General and administrative	1,887,925	1,364,697
Change in fair value of stock option and derivative liabilities	(135,980)	1,219,634
Change in fair value of derivative liability due to change in warrant terms	-	263,965
Foreign exchange loss	6,829	26,780
Interest income	(101)	(30)
Net and comprehensive loss for the period	3,612,312	1,510,349
Series B Preferred stock dividend	467,054	-
Net and comprehensive loss available to common stockholders	4,079,366	1,510,349
Basic weighted average number of shares outstanding	11,363,237	10,808,660
Basic loss per share	0.36	0.40

Expenses net of share-based payments

The following table discloses research and development, and general and administrative expenses net of share-based payment expenses.

Results of operations

For the three months ended:

	December 31, 2016 $	December 31, 2015 $

Research and development	1,120,910	789,187
Share-based expenses included in research and development	65,727	(42,186)
Research and development net of non-cash	1,186,637	747,001

General and administrative	571,286	890,672
Share-based expenses included in general and administrative	9,475	(288,093)
General and administrative net of non-cash	580,761	602,579

For the six months ended:

	December 31, 2016 $	December 31, 2015 $

Research and development	1,853,639	1,393,032
Share-based expenses included in research and development	9,890	(48,641)
Research and development net of non-cash	1,863,529	1,344,391

General and administrative	1,887,925	1,364,697
Share-based expenses included in general and administrative	(580,750)	(328,198)
General and administrative net of non-cash	1,307,175	1,036,499

Comparison of the three months ended December 31, 2016 and December 31, 2015

	Three Months Ended
	December 31, 2016 $	December 31, 2015 $	Change $	Change %

Research and development	1,120,910	789,187	331,723	42
General and administrative	571,286	890,672	(319,386)	(36)
Change in fair value of stock option and derivative liabilities	(361,668)	680,188	(1,041,856)	(1,532)
Change in fair value of derivative liability due to change in warrant terms	-	242,400	(242,400)	(100)
Foreign exchange (gain) loss	(8,495)	44,253	(52,748)	(1,191)
Interest income	(60)	(10)	(50)	5
Net loss	1,321,973	2,646,690	(1,324,717)

Research and Development

Research and development expenses increased to $1,120,910 for the three months ended December 31, 2016 from $789,187 for the three months ended December 31, 2015. The increase was largely attributable to an increase in intellectual property-related activities, clinical manufacturing and other activities conducted in preparation for our planned pivotal Phase III clinical trial in refractory GBM, our two Phase II clinical trials in MGMT-unmethylated GBM, preclinical research, travel, and personnel, partially offset by a reduction in non-cash expenses during the three months ended December 31, 2016 compared to the three months ended December 31, 2015. Excluding the impact of non-cash expense, research and development expenses increased to $1,186,637 during the three months ended December 31, 2016 from $747,001 for the three months ended December 31, 2015. For the three months ended December 31, 2016 non-cash expense related to a reversal of stock option expense while for the three months ended December 31, 2015, non-cash expense related to warrants issued for services and stock option expense. During the three months ended December 31, 2016, there was a reversal of stock option expense of $65,727 due to reduction in the Company’s share price during the three months ended December 31, 2016.

Intellectual property costs increased in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 as the Company continued to expand and advance its patent portfolio. New patents filed in previous periods require on-going costs to advance those filings in the United States and in foreign jurisdictions. Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs. Preclinical research increased primarily due to an increase in the ongoing mechanism of action research that the Company has undertaken in the current period. The increase in clinical costs was primarily due to protocol development for the pending Phase III study. Travel costs were higher in the current quarter as the Company attended certain conferences in Europe for the first time. Personnel costs increased in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 due to an increase in compensation for research and management staff.

General and Administrative

General and administrative expenses were $571,286 for the three months ended December 31, 2016 compared to $890,672 for the three months ended December 31, 2015. The decrease was primarily due to a decrease in professional fees, travel, and non-cash expenses partially offset by higher personnel costs. In relation to general and administrative expenses during the three months ended December 31, 2016, the Company recognized a reversal of stock option expense of $9,475 while during the three months ended December 31, 2015 the Company incurred non-cash expenses relating to warrants and shares issued for services and stock option expense of $288,093.

Excluding the impact of non-cash expenses, general and administrative expenses decreased in the three months ended December 31, 2016 to $580,761 from $602,579 for the three months ended December 31, 2015. Professional fees decreased during the three months ended December 31, 2016 compared to the three months ended December 31, 2015 due to prior period costs relating to legal fees and investor relations that were not incurred in the current quarter. Travel costs decreased during the three months ended December 31, 2016 compared to the three months ended December 31, 2015 due to attending fewer conferences in the current period compared to the prior period. Personnel costs increased in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 due to an increase in compensation for management staff.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed statement of loss and comprehensive loss. The balances recognized during the three months ended December 31, 2016 and 2015 were primarily due to changes in the Company’s common stock price between the date the warrants were last valued on September 30, 2016 and 2015 respectively which are the previous valuation dates used for the three month periods ended December 31.

The Company recognized a gain of $361,668 from the change in fair value of the derivative liability for the three months ended December 31, 2016.

For the three months ended December 31, 2015 the Company recognized a loss of $680,188 due to the change in fair value of the derivative liability. In addition, the Company recognized a loss due to change in warrant terms of $242,400 which resulted from the change in fair value of the 2013 Placement Agent Warrants when these warrants were amended during the quarter ended December 31, 2015.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate significantly.

Foreign Exchange Gain

The Company’s functional currency at December 31, 2016 is the US$ but the Company incurs a portion of its expenses in CA$. The foreign exchange gains and losses are reported in other loss (income) in the consolidated condensed interim statement of loss and comprehensive loss.

The Company recognized a foreign exchange gain of $8,495 for the quarter ended December 31, 2016 compared to a loss of $44,253 for the quarter ended December 31, 2015. The change was due to changes in the exchange rate between the CA$ and the US$ and to varying levels of CA$ cash and accounts payable.

Preferred Stock Dividends

For each of the three months ended December 31, 2016 and 2015 the Company recorded $2,089 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

The Company issued 50,096 shares of common stock on December 31, 2016 as a dividend on the Series B preferred stock and recognized $159,756 as a direct increase in accumulated deficit.

Comparison of the six months ended December 31, 2016 and December 31, 2015

	Six Months Ended
	December 31, 2016 $	December 31, 2015 $	Change $	Change %

Research and development	1,853,639	1,393,032	460,607	33
General and administrative	1,887,925	1,364,697	523,228	38
Change in fair value of stock option and derivative liabilities	(135,980)	1,219,634	(1,355,614)	(1,111)
Change in fair value of derivative liability due to change in warrant terms	-	263,965	(263,965)	(100)
Foreign exchange loss	6,829	26,780	(19,951)	(74)
Interest income	(101)	(30)	(71)	2,367
Net loss	3,612,312	4,268,078	(655,766)

Research and Development

Research and development expenses increased to $1,853,639 for the six months ended December 31, 2016 from $1,393,032 for the six months ended December 31, 2015. The increase was largely attributable to an increase in intellectual property-related activities, clinical manufacturing and other activities conducted in preparation for our planned pivotal Phase III clinical trial in refractory GBM, our two Phase II clinical trials in MGMT-unmethylated GBM, preclinical, and personnel, partially offset by a reduction in non-cash expenses during the six months ended December 31, 2016 compared to the six months ended December 31, 2015. Excluding the impact of non-cash expense, research and development expenses increased to $1,863,529 during the current period from $1,344,391 for the prior period. For the six months ended December 31, 2016 non-cash expense related to warrants issued for services and a reversal of stock option expense while for the six months ended December 31, 2015, non-cash expense related to warrants issued for services and stock option expense. Stock option expense has decreased in the current period compared to the prior period due to a decrease in the Company’s stock price.

Intellectual property costs increased in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 as the Company continued to expand and advance its patent portfolio. New patents filed in previous periods require on-going costs to advance those filings in the United States and in foreign jurisdictions. Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs. Preclinical research increased primarily due to an increase in the ongoing mechanism of action research that the Company has undertaken in the current period. The increase in clinical costs was primarily due to protocol development for the pending Phase III study. Personnel costs increased in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 due to an increase in compensation for research and management staff.

General and Administrative

General and administrative expenses were $1,887,925 for the six months ended December 31, 2016 compared to $1,364,697 for the six months ended December 31, 2015. The increase was primarily due to an increase in professional fees, facilities costs, personnel costs, and non-cash expenses partially offset by a decrease in travel. In relation to general and administrative expenses during the six months ended December 31, 2016, the Company incurred non-cash expenses of $580,750 related to shares and warrants issued for services and a reversal of stock option expense while during the six months ended December 31, 2015 the Company incurred non-cash expenses of $328,198 relating to shares and warrants issued for services and stock option expense. Although the Company’s share price decreased during the six months ended December 31, 2016, the timing of the issuance of shares and warrants for services resulting in a net increase in non-cash expense even though the Company recognized a reversal of stock option expense.

Excluding the impact of non-cash expenses, general and administrative expenses increased in the six months ended December 31, 2016 to $1,307,175 from $1,036,499 for the six months ended December 31, 2015. Professional fees increased during the six months ended December 31, 2016 compared to the six months ended December 31, 2015 due to costs related to preparing for the Company’s uplisting of its common stock on the Nasdaq Stock Market as well as fees associated with one-time listing activities and filing three registration statements that were all declared effective in September 2016. Facilities costs have increased in part due to the initial fees to list our common stock on the Nasdaq Stock Market. Additional increases in facilities costs relate to expenses to maintain our digital communications channels for a full six months in 2016 compared to a shorter period in 2015. Personnel costs have increased in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 due to an increase in compensation for management staff. Travel decreased in the current period compared to the prior period as in the prior period the Company completed a financing which resulted in significant travel both during the financing as well as during the post-financing period.

Change in fair value of stock option and derivative liabilities

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed statement of loss and comprehensive loss. The balances recognized during the six months ended December 31, 2016 and 2015 were primarily due to changes in the Company’s common stock price between the date the warrants were last valued on June 30, 2016 and 2015 respectively which are the previous valuation dates used for the periods ended December 31.

The Company recognized a gain of $135,980 from the change in fair value of the stock option and derivative liabilities for the six months ended December 31, 2016.

Certain of the Company’s stock options have been issued in CA$. Of these, a portion have been classified as a stock option liability which is revalued at each reporting date. During the six months ended December 31, 2016, the Company recognized a revaluation loss $85,094 relating to the revaluation of these stock options. During the six months ended December 31 2016, the Company amended 43,750 of these stock options held by five optionees such that the exercise price of the options was adjusted to be denominated in US$. No other terms of the stock options were amended. As a result of the amendment, $260,969 was reclassified to equity during the six months ended December 31, 2016.

For the six months ended December 31, 2015 the Company recognized a loss of $1,219,634 due to the change in fair value of the derivative liability. In addition, the Company recognized a loss due to change in warrant terms of $263,965 which resulted from the change in fair value of the 2013 Investor Warrants and the 2013 Placement Agent Warrants when their respective exercise prices decreased as a result of the Company issuing common stock below $3.20 per share due to the financing the Company completed during the period ended December 31, 2015. Also impacting the loss due change in warrant terms was the amendment of the 2013 Placement Agent Warrants.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate significantly.

Foreign Exchange Gain

The Company’s functional currency at December 31, 2016 is the US$ but the Company incurs a portion of its expenses in CA$. The foreign exchange gains and losses are reported in other loss (income) in the consolidated condensed interim statement of loss and comprehensive loss.

The Company recognized a foreign exchange loss of $6,829 for the six months ended December 31, 2016 compared to a loss of $26,780 for the six months ended December 31, 2015. The change was due to changes in the exchange rate between the CA$ and the US$ and to varying levels of CA$ cash and accounts payable.

Preferred Share Dividends

For each of the six months ended December 31, 2016 and 2015 the Company recorded $4,178 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

The Company issued 100,889 shares of common stock during the six months ended December 31, 2016 as a dividend on the Series B Preferred stock and recognized $467,054 as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Six months ended December 31, 2016 compared to the six months ended December 31, 2015

	December 31, 2016 $	December 31, 2015 $	Change $	Change %

Cash flows from operating activities	(3,062,408)	(2,635,300)	(427,108)	16
Cash flows from investing activities	-	(16,762)	(16,762)	(100)
Cash flows from financing activities	322,521	2,854,638	(2,532,117)	(89)

Operating Activities

Net cash used in operating activities increased to $3,062,408 for the six months ended December 31, 2016 from $2,365,300 for the six months ended December 31, 2015. During the six months ended December 31, 2016 and 2015 the Company reported net losses of $3,612,312 and $4,268,078 respectively. The Company recognized a gain of $135,980 from the revaluation of the derivative and stock option liabilities for the six months ended December 31, 2016 compared to a loss of $1,219,634 for the six months ended December 31, 2015. Excluding the impact of changes in the fair value of the derivative and stock option liabilities, non-cash items relating to amortization, warrants and shares issued for services, and stock option expense totaled $442,596 for the six months ended December 31, 2016. Non-cash items relating to the loss due to amortization, changes in warrant terms, warrants and shares issued for services and stock option expense totaled $1,863,010 for the six months ended December 31, 2015. The most significant changes in non-cash working capital for the six months ended December 31, 2016 were cash used in a reduction of accounts payable and accrued liabilities of $68,369 and cash from an increase in related party payables of $161,937. The most significant changes in non-cash working capital for the six months ended December 31, 2015 were cash used in a reduction of accounts payable and accrued liabilities of $283,164, cash used in a reduction of related party payables of $34,086, and cash flow from a decrease in prepaid expenses of $77,536.

Investing Activities

There were no investing activities for the six months ended December 31, 2016 while during the six months ended December 31, 2015 the Company incurred $16,762 in cash costs for the development of its web site

Financing Activities

During the six months ended December 31, 2016 and 2015 the Company received $326,699 and $405,183 respectively from the exercise of warrants. During the six months ended December 31, 2015 the Company also received $2,453,633 in net proceeds from the completion of a public offering by the Company of common stock and common stock purchase warrants. Including deferred costs recorded by the Company at June 30, 2015, the total net cash proceeds of the offering were $1,903,514. In addition, the Company recorded $4,178 related to the dividend payable to Valent during each of the six months ended December 31, 2016 and 2015 respectively.

Operating Capital and Capital Expenditure Requirements

Going Concern

(See note 1 to the consolidated condensed interim financial statements)

The consolidated condensed interim financial statements included in this report have been prepared on a going concern basis which assumes that the Company will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the six months ended December 31, 2016, the Company reported a loss of $3,612,312, negative cash flow from operations of $3,062,408 and an accumulated deficit of $36,321,403 at that date. As at December 31, 2016, the Company has cash and cash equivalents on hand of $3,417,377 and a working capital balance of $2,845,141. The Company is in the development stage and has not generated any revenues to-date. The Company does not have the prospect of achieving revenues until such time that its product candidate is commercialized or partnered which may not ever occur. In the near future, the Company will require additional funding to maintain its research and development projects and for general operations. These circumstances indicate the existence of a material uncertainty that may cast substantial doubt as to the ability of the Company to meet its obligations as they come due.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2016, we issued 22,188 shares of common stock upon exercise of warrants for proceeds of $69,759, and 50,096 shares of common stock as dividends on our outstanding shares of Series B Preferred Stock.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
10.1	Employment agreement between Delmar Pharmaceuticals Inc. and Delmar Pharmaceuticals (BC) Ltd. and Jeffrey Bacha.
10.2	Employment agreement between Delmar Pharmaceuticals Inc. and Delmar Pharmaceuticals (BC) Ltd. and Scott Praill.
10.3	Amendment to consulting agreement between Delmar Pharmaceuticals (BC) Ltd. and Dennis Brown
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DelMar Pharmaceuticals, Inc.

Date: February 10, 2017	By:	/s/ Jeffrey Bacha
Jeffrey Bacha
Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2017	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)

