Form 10-Q
period 2017-03-31
DelMar Pharmaceuticals, Inc.
filed 2017-05-12
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company) Emerging growth company ☐	Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 13,461,645 shares of common stock are issued and outstanding as of May 12, 2017.

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Financial Statements

(Unaudited)

For the nine months ended March 31, 2017

(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Balance Sheets

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	March 31, 2017 $	June 30, 2016 $

Assets

Current assets
Cash and cash equivalents		2,100,406	6,157,264
Taxes and other receivables		70,561	18,387
Prepaid expenses		119,776	144,131
Deferred costs	9	25,705	-
		2,316,448	6,319,782
Intangible assets - net		24,443	36,017
		2,340,891	6,355,799

Liabilities

Current liabilities
Accounts payable and accrued liabilities		791,805	584,002
Related party payables	4	70,259	43,444
Current portion of derivative liability	5	157,145	-

		1,019,209	627,446

Stock option liability	6	-	175,875

Derivative liability	5	91,545	693,700

		1,110,754	1,497,021
Stockholders’ accumulated equity

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at March 31, 2017 (June 30, 2016 – 278,530)	3,6	278,530	278,530
887,363 Series B shares at March 31, 2017 (June 30, 2016 – 902,238)	6	6,190,482	6,294,255
1 special voting share at March 31, 2017 (June 30, 2016 – 1)		-	-

Common stock
Authorized
50,000,000 shares, $0.001 par value
11,675,174 issued at March 31, 2017 (June 30, 2016 – 11,187,023)	6	11,675	11,187

Additional paid-in capital	6	31,511,379	28,833,105

Warrants	6	1,618,656	1,658,382

Accumulated deficit		(38,401,763)	(32,237,859)

Accumulated other comprehensive income		21,178	21,178

		1,230,137	4,858,778

		2,340,891	6,355,799

Nature of operations, corporate history, and liquidity risk (note 1)

Subsequent events (note 9)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Loss and Comprehensive Loss

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	Three months ended March 31, 2017 $	Three months ended March 31, 2016 $	Nine months ended March 31, 2017 $	Nine months ended March 31, 2016 $

Expenses
Research and development	4	1,086,107	790,323	2,939,746	2,183,355
General and administrative	4	698,125	630,226	2,586,050	1,994,923

		1,784,232	1,420,549	5,525,796	4,178,278

Other loss (income)
Change in fair value of stock option and derivative liabilities	5,6	77,479	(276,584)	(58,501)	943,050
Change in fair value of derivative liability due to change in warrant terms	5,6	-	7,000	-	270,965
Foreign exchange		6,897	(10,523)	13,726	16,257
Interest income		(148)	(41)	(249)	(71)

		84,228	(280,148)	(45,024)	1,230,201

Net and comprehensive loss for the period		1,868,460	1,140,401	5,480,772	5,408,479

Computation of basic loss per share
Net and comprehensive loss for the period		1,868,460	1,140,401	5,480,772	5,408,479
Series B Preferred stock dividend		209,811	-	676,865	-
Net and comprehensive loss available to common stockholders		2,078,271	1,140,401	6,157,637	5,408,479
Basic and fully diluted loss per share		0.18	0.10	0.54	0.50

Basic weighted average number of shares		11,574,052	11,077,275	11,432,376	10,896,887

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Cash Flows

(Unaudited)

(expressed in US dollars unless otherwise noted)

		Nine months ended March 31,
		2017	2016
	Note	$	$
Cash flows from operating activities
Loss for the period		(5,480,772)	(5,408,479)
Items not affecting cash
Amortization of intangible assets		11,574	6,430
Change in fair value of stock option and derivative liabilities	5,6	(58,501)	943,050
Change in fair value of derivative liability due change in warrant terms	5,6	-	270,965
Shares issued for services	6	564,000	80,400
Warrants issued for services	6	80,421	400,389
Stock option expense	6	106,571	138,711

Changes in non-cash working capital
Taxes and other receivables		(52,174)	(6,311)
Prepaid expenses		24,355	159,746
Accounts payable and accrued liabilities		207,803	(115,317)
Related party payables	4	26,815	(61,802)
		(4,569,908)	(3,592,218)

Cash flows from investing activities
Intangible assets - website development costs		-	(16,762)
			(16,762)
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	6	-	2,453,633
Proceeds from the exercise of warrants	6	545,022	405,183
Series A preferred stock dividend	6	(6,267)	(6,267)
Deferred costs	6,9	(25,705)	(60,647)

		513,050	2,791,902

Decrease in cash and cash equivalents		(4,056,858)	(817,078)

Cash and cash equivalents - beginning of period		6,157,264	1,754,433

Cash and cash equivalents - end of period		2,100,406	937,355

Supplementary information (note 8)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2017

(expressed in US dollars unless otherwise noted)

1	Nature of operations, corporate history, and liquidity risk

Nature of operations

DelMar Pharmaceuticals, Inc. (the “Company”) is a clinical stage drug development company with a focus on the treatment of cancer. We are conducting clinical trials in the United States of our first product candidate, VAL-083, as a potential new treatment for glioblastoma multiforme (“GBM”), the most common and aggressive form of brain cancer. We are also conducting preclinical research with VAL-083 as a potential treatment for other types of cancer. In addition, we have acquired certain exclusive commercial rights to VAL-083 in China where it is approved as a chemotherapy for the treatment of chronic myelogenous leukemia (“CML”) and lung cancer. In order to accelerate our development timelines and reduce risk, we leverage existing clinical and commercial data from a wide range of sources. We plan to pursue independent development and commercialization of VAL-083 for refractory GBM and potentially other product candidates that we may acquire or discover through our research activities. We will also seek collaborative development and commercialization partnerships in order to accelerate and expand our own product development efforts and potentially generate future royalty revenue.

The address of the Company’s administrative offices is Suite 720 - 999 West Broadway, Vancouver, British Columbia, V5Z 1K5 with clinical operations located at 3485 Edison Way, Suite R, Menlo Park, California, 94025.

Corporate history

The Company is a Nevada corporation formed on June 24, 2009 under the name Berry Only Inc. On January 25, 2013, the Company entered into and closed an exchange agreement (the “Exchange Agreement”), with Del Mar Pharmaceuticals (BC) Ltd. (“DelMar (BC)”), 0959454 B.C. Ltd. (“Callco”), and 0959456 B.C. Ltd. (“Exchangeco”) and the security holders of DelMar (BC). Upon closing the Exchange Agreement, DelMar (BC) became a wholly-owned subsidiary of the Company (the “Reverse Acquisition”).

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

Liquidity risk

For the three and nine months ended March 31, 2017, the Company reported losses of $1,868,460 and $5,480,772 respectively and the Company has an accumulated deficit of $38,401,763 at that date. As at March 31, 2017, the Company had cash and cash equivalents on hand of $2,100,406. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a great degree of uncertainty with respect to the expenses the Company will incur in executing its business plan. In addition, the Company has not begun to commercialize or generate revenues from its product candidate.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2017

(expressed in US dollars unless otherwise noted)

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. During the three months ended March 31, 2017, the Company received $545,022 in proceeds from the exercise of share purchase warrants (note 6). Subsequent to March 31, 2017 (note 9), the Company completed a registered public offering of an aggregate of 2,769,232 shares of common stock and warrants to purchase an aggregate of 2,076,924 shares of common stock at a price to the public of $3.25 per share and related warrant for gross proceeds of $9,000,004 (note 9). We believe, based on our current estimates, that we will be able to fund our operations beyond the next twelve months.

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

Reverse stock split

On May 16, 2016, the Company filed a Certificate of Change with the Secretary of State of Nevada that effected a 1-for-4 reverse stock split of its common stock. The reverse split became effective on May 20, 2016. All warrants, stock options, conversion ratios, and per share information in these consolidated condensed interim financial statements give retroactive effect to this 1-for-4 reverse stock split. The Company’s authorized and issued preferred stock was not affected by the split. However, the conversion price for the conversion of the Company’s Series B preferred stock into common stock was adjusted as a result of the reverse stock split.

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

March 31, 2017

(expressed in US dollars unless otherwise noted)

Unaudited interim financial data

The accompanying unaudited March 31, 2017 consolidated condensed interim balance sheet, the consolidated condensed interim statements of loss and comprehensive loss for the three and nine months ended March 31, 2017 and 2016, and consolidated condensed cash flows for the nine months ended March 31, 2017 and 2016, and the related interim information contained within the notes to the consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These consolidated condensed interim financial statements should be read in conjunction with the audited financial statements of the Company as at June 30, 2016 included in our Form 10-K filed with the Securities and Exchange Commission on September 13, 2016. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position at March 31, 2017 and results of its operations for the three and nine months ended March 31, 2017 and 2016, and its cash flows for the nine months ended March 31, 2017 and 2016. The results for three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2017 or for any other future annual or interim period.

Use of estimates

The preparation of consolidated condensed interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as at the end of, or during, the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the derivative liability and the valuation of equity instruments issued for services. There have been no changes to the methodology used in determining these estimates from the period ended June 30, 2016.

Loss per share

Loss per share is calculated based on the weighted average number of common shares outstanding. For the three and nine month periods ended March 31, 2017 and 2016 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants and stock options are anti-dilutive. At March 31, 2017, potential common shares of 4,413,520 (2016 – 4,597,236) relating to warrants, 1,120,850 (2016 – 866,250) relating to stock options, and 2,218,417 (2016 – nil) relating to the Series B convertible preferred stock were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

(Unaudited)

March 31, 2017

(expressed in US dollars unless otherwise noted)

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

Accounting Standards Update (“ASU”) 2014-15 - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

The objective of the guidance is to require management to explicitly assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity's ability to continue as a going concern within one year after the issuance date of an entity’s financial statements. The new standard defines substantial doubt and provides examples of indicators thereof. The definition of substantial doubt incorporates a likelihood threshold of "probable" similar to the current use of that term in U.S. GAAP for loss contingencies. The new standard will be effective for all entities in the first annual period ending after December 15, 2016 (March 31, 2017 for calendar year-end entities). The Company has adopted this standard as of its December 31, 2016 quarter end.

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

March 31, 2017

(expressed in US dollars unless otherwise noted)

For the three months ended March 31, 2017 and 2016 respectively, the Company recorded $2,089 related to the dividend payable to Valent. For the nine months ended March 31, 2017 and 2016 respectively, the Company recorded $6,267 related to the dividend payable to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

4	Related party transactions

Pursuant to employment and consulting agreements with the Company’s officers the Company recognized a total of $162,500 (2016 - $120,000) for the three months ended March 31, 2017 and $557,500 (2016 - $360,000) in expenses for the nine months ended March 31, 2017. Amounts owed to related parties are non-interest bearing and payable on demand.

The Company incurred $44,500 (2016 – $42,583) in directors’ fees during the three months ended March 31, 2017 and $126,500 (2016 – $127,583) in directors’ fees during the nine months ended March 31, 2017.

As part of the Series B preferred stock dividend (note 6) the Company issued 1,511 (2016 – 0) shares of common stock to officers and directors of the Company and recognized $6,346 (2016 - 0) as a direct increase to deficit for the three months ended March 31, 2017. For the nine months ended March 31, 2017, the Company issued 4,533 (2016 – 0) shares of common stock and recognized $20,306 (2016 – 0) as a direct increase to the deficit in relation to the Series B preferred stock dividend.

The Company recorded $2,089 (2016 - $2,089) in dividends related to the Series A preferred stock issued to Valent (note 6) for the three months ended March 31, 2017 and $6,267 (2016 - $6,267) for the nine months ended March 31, 2017 (note 3).

During the three and nine months ended March 31, 2017 Valent (note 3) exercised 125,000 common stock purchase warrants at $1.54 per share (CDN $2.00) for total proceeds of $192,075.

During the three and nine months ended March 31, 2017 the Company issued 224,600 (2016 – nil) stock options to officers of the Company at an exercise price of $4.95. The stock options vest pro rata on a monthly basis over 36 months and expire on February 17, 2027.

5	Derivative liability

The Company has issued common stock purchase warrants. Based on the terms of certain of these warrants the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value each reporting period with the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2017

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

As a result of the financing completed by the Company during the nine months ended March 31, 2016 the exercise price of the 2013 Investor Warrants was reduced from $3.20 to $3.144.

2013 Investor Warrant exercises

During the nine months ended March 31, 2017, 65,095 (2016 – 128,875) of the 2013 Investor Warrants were exercised at an exercise price of $3.144 per share. The Company received proceeds of $204,659 (2016 - $405,183) from these exercises. The warrants that have been exercised were revalued at their respective exercise dates and then the reclassification to equity was recorded resulting in $238,474 (2016 - $247,440) of the derivative liability being reclassified to equity.

There were no exercises of 2013 Investor Warrants during the three months ended March 31, 2017 and 2016.

2013 Investor Warrant amendments

During the three and nine months ended March 31, 2016, the Company entered into amendments (the “2013 Investor Warrant Amendments”) with the holders of certain 2013 Investor Warrants to extend the expiration date to March 31, 2019 and remove the provision requiring an adjustment of the warrant exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. During the three and nine months ended March 31, 2016, 62,500 of the 2013 Investor Warrants were amended resulting in the recognition of a loss of $7,000 and a reclassification of $65,750 from the derivative liability to equity.

During the nine months ended March 31, 2017 pursuant to the 2013 Investor Warrant Amendments, 15,944 of the 2013 Investor Warrants were amended. As a result, the Company has reclassified $53,006 from the derivative liability to equity. The 2013 Investor Warrants were revalued to their respective amendment dates and were then reclassified to equity.

During the three months ended March 31, 2017 there were no amendments to the 2013 Investor Warrants.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2017

(expressed in US dollars unless otherwise noted)

2013 Placement Agent Warrants

On December 30, 2015, the Company entered into amendments (the “2013 Placement Agent Warrant Amendments”) with the holders of warrants the Company issued to the placement agent for the Private Offering (the “2013 Placement Agent Warrants”). Pursuant to the 2013 Placement Agent Warrant Amendments, 1,262,500 of the 2013 Placement Agent Warrants were amended to extend the expiration date to June 30, 2019 and remove the provision requiring an adjustment of the exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. As a result of the 2013 Placement Agent Warrant Amendments, for the nine months ended March 31, 2016 the Company has recognized a loss of $242,400 and has reclassified $2,277,550 from the derivative liability to equity. The 2013 Placement Agent Warrants were revalued to the date of the amendment and were then reclassified to equity.

2015 Agent Warrants

As part of the Company’s financing completed during the nine months ended December 31, 2015, the Company issued warrants to purchase 23,477 shares of common stock to certain placement agents (“2015 Agent Warrants”) and recognized them as a derivative liability of $29,594 at the time of issuance. The 2015 Agent Warrants are exercisable at a per share price equal to $3.00 until July 15, 2020. During the nine months ended March 31, 2017, 680 (2016 – 0) of the 2015 Agent Warrants were exercised for cash proceeds of $2,040 and 1,000 (2016 – 0) of the 2015 Agent Warrants were exercised on a cashless basis for 594 shares of common stock. The total reclassification to equity subsequent to revaluation at the respective exercise dates was $9,935.

There were no 2015 Agent Warrant exercises during the three months ended March 31, 2017 and 2016.

The Company’s derivative liability is summarized as follows:

	Three months ended
	March 31,
	2017	2016
	$	$

Opening balance	171,211	1,352,584
Change in fair value of warrants	77,479	(276,584)
Change in fair value due to change in warrant terms	-	7,000
Reclassification to equity upon amendment of warrants	-	(65,750)

Closing balance	248,690	1,017,250
Less current portion	(157,145)	-

Long term portion	91,545	1,017,250

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2017

(expressed in US dollars unless otherwise noted)

	Nine months ended
	March 31,
	2017	2016
	$	$

Opening balance	693,700	2,364,381
Change in fair value of warrants	(143,595)	943,050
Change in fair value due to change in warrant terms	-	270,965
Reclassification to equity upon amendment of warrants	(53,006)	(2,343,300)
Issuance of 2015 Agent Warrants	-	29,594
Reclassification to equity upon exercise of warrants	(248,409)	(247,440)

Closing balance	248,690	1,017,250
Less current portion	(157,145)	-

Long term portion	91,545	1,017,250

6	Stockholders’ equity

Preferred stock

Authorized

5,000,000 preferred shares, $0.001 par value

Issued and outstanding

Special voting shares – at March 31, 2017 – 1 (June 30, 2016 – 1)

Series A shares – at March 31, 2017 – 278,530 (June 30, 2016 – 278,530)

Series B shares – at March 31, 2017 – 887,363 (June 30, 2016 – 902,238)

Series B Preferred Shares

During the year ended June 30, 2016 the Company issued an aggregate of 902,238 shares of Series B Preferred Stock at a purchase price of at $8.00 per share. Each share of Series B Preferred Stock is convertible into 2.5 shares of common stock equating to a conversion price of $3.20 (the “Conversion Price”) and will automatically convert to common stock at the earlier of 24 hours following regulatory approval of VAL-083 with a minimum closing bid price of $8.00 or five years from the final closing dates. The holders of the Series B Preferred Stock are entitled to an annual cumulative, in arrears, dividend at the rate of 9% payable quarterly. The 9% dividend accrues quarterly commencing on the date of issue and is payable quarterly on June 30, December 31, December 31, and March 31 of each year commencing on June 30, 2016. Dividends are payable solely by delivery of shares of common stock (the “PIK Shares”), in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the Conversion Price. The Series B Preferred Stock does not contain any repricing features.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2017

(expressed in US dollars unless otherwise noted)

In addition, the Company and the holders entered into a royalty agreement, pursuant to which the Company will pay the holders of the Series B Preferred Stock, in aggregate, a low, single-digit royalty based on their pro rata ownership of the Series B Preferred Stock on products sold directly by the Company or sold pursuant to a licensing or partnering arrangement (the “Royalty Agreement”).

Upon conversion of a holder’s Series B Preferred Stock to common stock, such holder shall no longer receive ongoing royalty payments under the Royalty Agreement but will be entitled to receive any residual royalty payments that have vested. Rights to the royalties shall vest during the first three years following the applicable closing date, in equal thirds to holders of the Series B Preferred Stock on each of the three vesting dates, upon which vesting dates such royalty amounts shall become “Vested Royalties”.

Pursuant to the Series B Preferred Stock dividend, during the three months ended March 31, 2017, the Company issued 49,955 (2016 – 0) shares of common stock and recognized $209,811 (2016 – 0) as a direct increase in accumulated deficit and during the nine months ended March 31, 2017, the Company issued 150,844 (2016 – 0) shares of common stock and recognized $676,865 (2016 – 0) as a direct increase in accumulated deficit.

During the three months ended March 31, 2017, a total of 2,500 (2016 – 0) shares of Series B Preferred Stock were converted for an aggregate 6,250 (2016 – 0) shares of common stock and during the nine months ended March 31, 2017, a total of 14,875 (2016 – 0) shares of Series B Preferred Stock were converted for an aggregate 37,188 (2016 – 0) shares of common stock.

Series A Preferred Shares

Effective December 31, 2014 pursuant to the Company’s Valent Exchange Agreement (note 3), the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 278,530 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Series A Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Series A Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2017

(expressed in US dollars unless otherwise noted)

Common stock

Authorized - 50,000,000 common shares, $0.001 par value

Issued and outstanding - March 31, 2017 – 11,675,174 (June 30, 2016 – 11,187,023)

	Shares of common stock	Common stock	Additional paid-in capital	Warrants
	outstanding	$	$	$

Balance – June 30, 2016	11,187,023	11,187	28,833,105	1,658,382
Warrants exercised for cash	239,525	239	908,183	(120,147)
Cashless exercise of warrants	594	1	5,158	-
Shares issued for services	60,000	60	563,940	-
Warrants issued for services	-	-	-	80,421
Amendment of warrants	-	-	53,006	-
Amendment of stock options	-	-	260,969	-
Series B Preferred stock dividends	150,844	151	676,714	-
Conversion of Series B preferred stock	37,188	37	103,734	-
Stock option expense	-	-	106,570	-

Balance – March 31, 2017	11,675,174	11,675	31,511,379	1,618,656

The issued and outstanding common shares at March 31, 2017 include 982,761 shares of common stock on an as-exchanged basis with respect to the shares of Exchangeco that can be exchanged for shares of common stock of the Company.

Nine months ended March 31, 2016

During the nine months ended March 31, 2016, pursuant to a public offering under a Registration Statement on Form S-1, the Company issued 1,069,417 shares of common stock at $2.40 per share and 1,069,417 warrants (the “2015 Investor Warrants”) to purchase shares of common stock at $0.004 per warrant for total gross proceeds of $2,566,660. The 2015 Investor Warrants are exercisable at $3.00 per share for a period of five years until they expire on July 31, 2020.

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

(Unaudited)

March 31, 2017

(expressed in US dollars unless otherwise noted)

In addition to the cash commission of $80,575 the Company also incurred additional cash issue and closing costs of $582,511 resulting in net cash proceeds from the public offering of $1,903,514. The 2015 Agent Warrants have been recognized as non-cash issue costs of $29,594.

Stock Options

The following table sets forth the options outstanding:

	Number of stock options outstanding	Weighted average exercise price $
Balance – June 30, 2016	856,250	3.77
Granted	264,600	4.82

Balance – March 31, 2017	1,120,850	4.02

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2017

(expressed in US dollars unless otherwise noted)

The following table summarizes stock options currently outstanding and exercisable at March 31, 2017:

Exercise price $	Number Outstanding at March 31, 2017	Weighted average remaining contractual life (years)	Number exercisable at March 31, 2017

1.50	25,000	4.89	25,000
2.00	131,250	4.89	131,250
2.96	45,000	7.84	45,000
3.20	30,000	8.00	30,000
3.32	30,000	8.83	11,667
3.60	25,000	8.96	8,634
3.76	45,000	8.75	18,750
4.00	12,500	2.50	12,500
4.10	40,000	9.61	5,222
4.20	412,500	6.37	412,500
4.48	30,000	8.77	12,333
4.76	25,000	9.08	7,639
4.95	224,600	9.88	9,150
6.16	15,000	6.00	15,000
9.20	30,000	6.17	30,000

	1,120,850		774,645

Included in the number of stock options outstanding are 25,000 stock options granted at an exercise price of CDN $2.00. The exercise prices shown in the above table have been converted to $1.50 using the period ending closing exchange rate. Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options have been re-valued using a Black-Scholes pricing model using the following assumptions:

March 31, 2017

Dividend rate	0%
Volatility	77.8% to 88.7%
Risk-free rate	1.1% to 1.7%
Term - years	2.0 to 3.0

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2017

(expressed in US dollars unless otherwise noted)

The Company has recognized the following amounts as stock option expense for the periods noted:

	Three months ended March 31,		Nine months ended March 31,
	2017 $	2016 $	2017 $	2016 $

Research and development	117,775	20,165	82,763	36,395
General and administrative	32,179	3,678	23,808	102,316

	149,954	23,843	106,571	138,711

All of the stock option expense for the periods ended March 31, 2017 and 2016 has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at March 31, 2017 was $508,255 (2016 - $396,538) and the aggregate intrinsic value of stock options exercisable at March 31, 2017 was $468,674 (2016 - $396,538). As of March 31, 2017, there was $664,071 in unrecognized compensation expense that will be recognized over the next three years. No stock options granted under the Plan have been exercised to March 31, 2017. Upon the exercise of stock options new shares will be issued.

A summary of status of the Company’s unvested stock options under all plans is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2016	141,016	3.17	1.73
Granted	264,600	4.82	2.61
Vested	(59,411)	4.14	2.26

Unvested at March 31, 2017	346,205	4.59	2.49

Stock option liability

Certain of the Company’s stock options have been issued in $CDN. Of these, a portion were classified as a stock option liability which is revalued at each reporting date. During the nine months ended March 31, 2017, the Company amended 43,750 of these stock options held by five optionees such that the exercise price of the options was adjusted to be denominated in $USD. No other terms of the stock options were amended. As a result of the amendment, the Company recognized $85,094 in stock option liability expense and $260,969 was reclassified to equity during the nine months ended March 31, 2017.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2017

(expressed in US dollars unless otherwise noted)

Warrants

Certain of the Company’s warrants have been recognized as a derivative liability (note 5). The following table summarizes all of the Company’s outstanding warrants as of March 31, 2017:

Description	Number

Balance – June 30, 2016	4,612,627
2013 Investor Warrants (i)	(65,077)
Valent warrants (ii)	(125,000)
2015 Investor Warrants (iii)	(48,750)
2015 Agent Warrants (iv)	(1,680)
Warrants issued for services (v)	41,400

Balance - March 31, 2017	4,413,520

i)	2013 Investor Warrants were exercised at $3.144 per share for cash proceeds of $204,659.

ii)	Warrants issued to Valent (note 4) were exercised at $1.54 (CDN $2.00) per share for cash proceeds of $192,075.

iii)	2015 Investor Warrants were exercised at $3.00 per share for cash proceeds of $146,250.

iv)	680 of the 2015 Agent Warrants were exercised at $3.00 per share for cash proceeds of $2,040 and 1,000 of the 2015 Agent Warrants were exercised on a cashless basis for 594 shares of common stock.

v)	Warrants were issued on February 27, 2017 and are exercisable at $5.93 until they expire on February 27, 2020. They vest pro rata over six months from February 27, 2017 and are exercisable commencing 180 days from the date of issuance.

7	Financial instruments

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

March 31, 2017

(expressed in US dollars unless otherwise noted)

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

The derivative is not traded in an active market and the fair value is determined using valuation techniques. The Company uses judgment to select a variety of methods to make assumptions that are based on specific management plans and market conditions at the end of each reporting period. The Company uses a fair value estimate to determine the fair value of the derivative liability. The carrying value of the derivative liability would be higher or lower as management estimates around specific probabilities change. The estimates may be significantly different from those recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss each reporting period. This is considered to be a Level 3 financial instrument as volatility is considered a level 3 input.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2017

(expressed in US dollars unless otherwise noted)

The Company has the following liabilities under the fair value hierarchy:

	March 31, 2017
Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	$248,690

	June 30, 2016
Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	$693,700

8	Supplementary statement of cash flows information

	Nine months ended
	March 31,
	2017	2016
	$	$

Reclassification of derivative liability to equity upon the exercise of warrants (note 5)	248,409	247,440
Reclassification of derivative liability to equity upon the amendment of warrants (note 5)	53,006	2,343,300
Reclassification of stock option liability to equity upon settlement (note 6)	260,969	-
Series B Preferred share common stock dividend (note 6)	676,865	-
Reclassification of stock option liability upon forfeiture of stock options	-	29,747
Deferred costs recognized as equity issue costs	-	550,119

9	Subsequent events

Subsequent to March 31, 2017 the Company completed a registered public offering (the “2017 Public Offering”) of an aggregate of 2,769,232 shares of common stock and 2,076,924 warrants to purchase an additional 2,076,924 shares of common stock at a price of $3.25 per share and related warrant for gross proceeds of approximately $9.0 million. The warrants have an exercise price of $3.50 per share, are immediately exercisable and have a term of exercise of five years.

The Company engaged a placement agent for the 2017 Public Offering. Under the Company’s engagement agreement with the placement agent, the Company agreed to pay up to an 8% cash commission and issue warrants to purchase shares of common stock (the “2017 Agent Warrants”) up to the number of shares of common stock equal to 5% of the aggregate number of shares issued in the 2017 Public Offering. Pursuant to the placement agent agreement the Company issued 138,462 2017 Agent Warrants. The 2017 Agent Warrants are exercisable at a per share price equal to $4.06 and have a term of exercise of five years.

In addition to the cash commission the Company also incurred additional cash issue costs of approximately $280,000 resulting in net cash proceeds of approximately $8.0 million. At March 31, 2017, the Company had recognized $25,705 in deferred costs relating to the 2017 Public Offering.

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

Recent Highlights

●	In April 2017, we completed a public offering of common stock and warrants for gross proceeds of $9.0 million. In addition, during the nine months ended March 31, 2017 we received $545,022 in proceeds from the exercise of warrants. We plan to use these funds to support advancement of our product candidate VAL-083 into a pivotal Phase 3 clinical trial for refractory GBM and for general corporate and research purposes. We estimate that this cash is sufficient to fund our planned operations for the next 18-24 months.

●	We continued to advance and expand the development of VAL-083 as a potential new treatment for Glioblastoma Multiforme (“GBM”) for patients whose tumors express features, such as high expression of the enzyme MGMT, that make their cancer resistant to, or unlikely to, respond to currently available therapy. Further,

●	We reported data from our Phase 1-2 clinical trial in refractory GBM at the American Society of Clinical Oncology’s (“ASCO”) annual meeting demonstrating that VAL-083 may offer improved survival for GBM patients whose tumors have progressed following treatment with chemoradiation and subsequent bevacizumab (Avastin™) therapy;

●	Based on input from our ‘End of Phase 2’ meeting with the United States Food and Drug Administration (“FDA”), we have submitted a protocol to the FDA for a pivotal, controlled Phase 3 Study in Temozolomide-Avastin Recurrent GBM (“STAR-3”) to evaluate overall survival versus salvage chemotherapy for GBM patients who have previously failed both temozolomide (Temodar™) and bevacizumab (Avastin™);

●	In May 2017, we announced a collaboration with PRA Health Sciences to work with us as our contract research organization to oversee and manage our pivotal VAL-083 STAR-3 GBM clinical trial;

●	We initiated a new Phase 2 clinical study of VAL-083 in patients with MGMT-unmethylated GBM at first recurrence/progression prior to bevacizumab (Avastin®) exposure in collaboration with the University of Texas MD Anderson Cancer Center (“MD Anderson”); and

●	We received ethics committee approval, retained a contract research organization, and submitted a required application for human genomic testing to allow for initiation of a separate Phase 2 clinical trial in newly diagnosed GBM for patients with MGMT-unmethylated GBM at Sun Yat Sen University in Guangzhou, China.

●	We continued to obtain promising research results supporting the potential of VAL-083 in the treatment of other cancers. For example:

●	We presented data supporting the effectiveness of VAL-083 against chemotherapy-resistant ovarian cancers at the 11th Biennial Ovarian Cancer Research Symposium;

●	We presented new non-clinical data supporting the differentiation of VAL-083 in the treatment of lung cancer at the American Association for Cancer Research’s (“AACR”) annual meeting; and

●	We presented data indicating that VAL-083 offers potential therapeutic alternatives in difficult-to-treat pediatric brain tumors at the AACR – Advances in Pediatric Research: From Mechanisms and Models to Treatment and Survivorship Conference.

●	In April 2017, we announced an expansion of our research collaborations with leading academic institutions through a sponsored research agreement with Duke University to evaluate VAL-083 as a front-line treatment for newly diagnosed patients with GBM.

●	We continued to strengthen our intellectual property portfolio. DelMar now holds seven issued US patents and eight issued patents outside of the US. We have fourteen patent families in various stages of prosecution, and over 100 patent filings in total.

Overview

DelMar Pharmaceuticals, Inc. (the “Company”) is a clinical stage drug development company with a focus on the treatment of cancer. We are conducting clinical trials in the United States of our first product candidate, VAL-083, as a potential new treatment for GBM, the most common and aggressive form of brain cancer. We are also conducting preclinical research with VAL-083 as a potential treatment for other types of cancer. We have also acquired certain exclusive commercial rights to VAL-083 in China where it is approved as a chemotherapy for the treatment of chronic myelogenous leukemia (“CML”) and lung cancer. In order to accelerate our development timelines and reduce risk, we leverage existing clinical and commercial data from a wide range of sources. We plan to pursue independent development and commercialization of VAL-083 for refractory GBM and potentially other product candidates that we may acquire or discover through our research activities. We will also seek collaborative development and commercialization partnerships in order to accelerate and expand our own product development efforts and potentially generate future royalty revenue.

VAL-083

Our product candidate, VAL-083, represents a “first-in-class” small molecule chemotherapeutic which means that the molecular structure of VAL-083 is not an analogue or derivative of other small molecule chemotherapeutics approved for the treatment of cancer. VAL-083 was originally discovered in the 1960’s and has been assessed in 42 Phase 1 and Phase 2 clinical trials sponsored by the National Cancer Institute (“NCI”) in the United States as a treatment against various cancers including lung, brain, cervical, ovarian tumors and leukemia. Published pre-clinical and clinical data suggest that VAL-083 may be active against a range of tumor types. VAL-083 is approved as a cancer chemotherapeutic in China for the treatment of CML and lung cancer. VAL-083 has not been approved for any indications outside of China.

Upon obtaining regulatory approval, we intend to commercialize VAL-083 for the treatment of orphan cancer indications such as refractory GBM. We also plan to seek collaborative development and commercialization partnerships to accelerate and expand the development of VAL-083 in newly diagnosed GBM and other non-orphan cancer indications.

The FDA Office of Orphan Products Development (“OOPD”) granted orphan drug designations to VAL-083 for the treatment of glioma, ovarian cancer and medulloblastoma. VAL-083 has also been granted an orphan drug designation for in the treatment of glioma in Europe. Orphan diseases are defined in the United States under the Rare Disease Act of 2002 as “any disease or condition that affects fewer than 200,000 persons in the United States”. The Orphan Drug Act of 1983 is a federal law that provides financial and other incentives including a seven-year period of market exclusivity in the United States to encourage the development of new treatments for orphan diseases.

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

VAL-083 Mechanism of Action and the Opportunity in the Treatment of Cancer

Chemotherapy forms the basis of treatment in nearly all cancers. We believe that VAL-083 may be effective in treating cancer patients whose tumors exhibit features that cause resistance to currently available chemotherapy. that have failed or become resistant to other chemotherapies.

Our research suggests that VAL-083 attacks cancer cells via a unique mechanism of action which is distinct from other chemotherapies used in the treatment of cancer. Our data indicate that VAL-083 forms a crosslink at the N7 position of guanine on the DNA of cancer cells. Our data also indicate that this crosslink forms rapidly and is not easily repaired by the cancer cell resulting in cell-cycle arrest and lethal double-strand DNA breaks in cancer cells. VAL-083 readily crosses the blood brain barrier where it maintains a long half-life in comparison to the plasma. Published pre-clinical and clinical research demonstrate that VAL-083 is absorbed more readily in tumor cells versus normal cells.

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

Our data also demonstrate that VAL-083’s mechanism is distinct from current standard-of-care chemotherapy and is able to overcome drug resistance against a range of cancers in vitro. For example, VAL-083 is active against MGMT-unmethylated GBM cells which are resistant to treatment with temozolomide and nitrosoureas. VAL-083 also retains a high level of activity in p53 mutated NSCLC, ovarian cancer and medulloblastoma cell lines that are resistant to platinum-based chemotherapy.

Importantly, clinical activity against each of the tumors mentioned above was established in prior NCI-sponsored Phase 2 clinical trials. We believe that these historical clinical data and our own research support the development of VAL-083 as a potential new treatment for multiple cancers.

The main dose-limiting toxicity (“DLT”) related to the administration of VAL-083 in previous NCI-sponsored clinical studies and our own clinical trials is myelosuppression. Myelosuppression is the decrease in cells responsible for providing immunity, carrying oxygen, and those responsible for normal blood clotting. Myelosuppression is a common side effect of chemotherapy. There is no evidence of lung, liver or kidney toxicity even with prolonged treatment by VAL-083. Commercial data from the Chinese market where the drug has been approved for more than 15 years supports the safety findings of the NCI studies.

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

Phase 1-2 Results in Refractory GBM

We filed an investigational new drug (“IND”) application with the FDA and initiated human clinical trials with VAL-083 as a potential treatment for refractory GBM. Details of the study are available at http://www.clinicaltrials.gov/ct2/show/NCT01478178?term=VAL-083&rank=1)

The Phase 1-2 trial was an open-label, single arm dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics and anti-cancer activity of VAL-083 in patients with refractory GBM. To be eligible for our clinical trial, patients must have been previously treated for GBM with surgery and/or radiation, if appropriate, and must have failed both bevacizumab (Avastin®) and temozolomide (Temodar®), unless either or both are contra-indicated. Response to treatment with VAL-083 was measured prior to each treatment cycle.

The overall goal of our Phase 1-2 clinical trial was to determine a modernized dosing regimen for advancement into a registration directed clinical trial. The Phase 1 portion of the study involved dose escalation cohorts until a maximum tolerated dose (“MTD”) was established in the context of modern care. A further 14-patient Phase 2 expansion was then enrolled at the MTD to gather further safety data at our chosen therapeutic dose and to further explore the outcomes in this patient population.

Forty-eight (48) GBM patients were enrolled in our Phase 1-2 clinical trial at five centers: the Mayo Clinic in Rochester, Minnesota, the Brain Tumor Center at University of California, San Francisco, the Sarah Cannon Cancer Research Center in Nashville, Tennessee, Denver, Colorado, and the SCRI affiliate site at the Florida Cancer Specialist Research Institute in Sarasota, Florida.

We reported the results of our Phase 1-2 clinical trial at the 2016 ASCO annual meeting. In summary, these data are as follows:

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

Safety and Tolerability

In the Phase 1 dose escalation regimen, no serious adverse events (“SAE”) related to VAL-083 were encountered at doses up to 40 mg/m2/day.

Increasing frequency of, and higher grade, hematologic toxicities were observed at doses above 40 mg/m2/day. Consistent with the published literature, the observed dose limiting toxicity for VAL-083 is primarily thrombocytopenia (low platelets). Observed platelet nadir occurred at approximately day 18, and recovery was rapid and spontaneous following treatment.

Based on Phase 1 observations, fourteen additional patients were enrolled in a Phase 2 expansion cohort at 40mg/m2, which was established at the MTD. Consistent with Phase 1, the dose of VAL-083 of 40 mg/m2 on days 1, 2 and 3 of a 21-day cycle was generally well tolerated in Phase 2. At this dose, one subject previously treated with CCNU, a nitrosourea agent, reported severe (Grade 4) thrombocytopenia. As a result of this observation, the protocol inclusion criterion for platelet count was increased from 100,000/μL to 150,000/μL for patients receiving prior nitrosoureas within 12 weeks preceding enrollment. No other dose limiting toxicities were observed in Phase 2.

VAL-083 Safety Observations From Phase 1-2 Clinical Trial

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

Based on these data, we believe that the 40mg dose is the optimal dose to advance into registration-directed Phase 3 clinical trials as it maximizes the amount of drug that can be delivered to the tumor while minimizing untoward toxicity.

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

Tumor Response and Outcomes

GBM patients in our Phase 1-2 clinical trial were not re-resected prior to treatment with VAL-083 and therefore had a growing recurrent GBM tumor at the time of enrollment. Patients were monitored for tumor response by MRI.

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

Ad-hoc subgroup analysis of the Phase 1 dose-escalation data indicated a dose response trend. Increased survival was observed following initiation of treatment in a high dose (30 and 40mg/m2) sub-group vs. a low dose (≤5mg/m2) sub-group.

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

While recognizing that our data are representative of a relatively small, non-controlled Phase 1-2 clinical trial, we believe these outcomes support the potential of VAL-083 to offer meaningful clinical benefit to GBM patients who have failed bevacizumab, compared to currently available therapy. We plan to further investigate these results in a randomized pivotal Phase 3 clinical trial.

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

Additional Planned Clinical Trials in GBM

VAL-083 STAR-3 GBM Trial: A Pivotal Randomized, Controlled Phase 3 Trial of VAL-083 in patients with recurrent glioblastoma who have failed standard temozolomide/radiation therapy and bevacizumab

In May 2016, we held an end of Phase 2 meeting with the FDA where design of a registration-directed clinical program for VAL-083 in refractory GBM was discussed. Based on the input we received from the FDA, the agency confirmed that it would consider the totality of data available, including data obtained from DelMar's other planned clinical trials in related GBM populations, when assessing the New Drug Application (“NDA”). The FDA also noted that DelMar can rely on prior NCI studies and historical literature to support non-clinical data required for an NDA filing and that DelMar will have the option to file under a 505(b)(2) strategy which allows a sponsor to rely on already established safety and efficacy data in support of an NDA.

DelMar's VAL-083 STAR-3 GBM trial is a single, randomized, multi-center pivotal Phase 3 study measuring survival outcomes compared to a "physicians' choice" control, which, if successful, would serve as the basis for an NDA submission for VAL-083. The study will enroll approximately 180 patients with histologically confirmed recurrent GBM who have failed both standard chemo-radiation and bevacizumab and will be randomized in a 2:1 fashion to receive either VAL-083 or a commonly used salvage chemotherapy. The control arm will consist of a limited number of salvage chemotherapies currently utilized in the treatment of Avastin®-failed GBM. The proposed statistical design between the two arms of the study is 90% power, and is proposed to include an interim analysis at 50% events for futility with O'Brien-Fleming superiority boundary and non-binding, gamma (-5) futility boundary. The estimated length of the proposed study is less than two years from initiation.

Based on historical development of other products in GBM, we believe that VAL-083 may be eligible for accelerated regulatory treatment from the FDA via programs such as Breakthrough Therapy, Fast Track, Accelerated Approval and/or Priority Review status to VAL-083 for the treatment of refractory GBM. Breakthrough Therapy, Fast Track, Accelerated Approval and Priority Review are expedited drug development designations established by the FDA that are intended to make therapeutically important drugs available at an earlier time. Receiving such a designation would not only highlight the importance of VAL-083 to GBM patients but could also optimize its regulatory timeline and commercial availability.

Data from our planned registration-directed Phase 3 trial will form the basis of our application for FDA approval. Based on the proceeds received from our recent public offering, we have sufficient funds to proceed with initiation of the trial. We have retained the services of a contract research organization (“CRO”) to manage the Phase 3 clinical trial and a proposed protocol has been submitted to FDA. Subject to guidance from the FDA we plan to initiate this trial as soon as practicable.

Phase 2 Study in Recurrent MGMT-unmethylated GBM in Collaboration with University of Texas MD Anderson Cancer Center

In January 2017, we announced we had initiated our proposed Phase 2 study with MD Anderson. (clinicaltrials.gov identifier NCT02717962). The intent of our collaboration with MD Anderson is to accelerate the clinical development of VAL-083 for the treatment of MGMT-unmethylated GBM. We plan to enroll 48 MGMT-unmethylated, recurrent, bevacizumab-naïve GBM patients in this trial. MGMT promoter methylation status will be used as a validated biomarker for enrollment and tumors must exhibit an un-methylated MGMT promoter for patients to be eligible for the trial and patients eligible for the study will have recurrent GBM characterized by a high expression of MGMT.

The first patient was treated under this protocol in February 2017. As of March 20, 2017, seven patients have been identified for screening. The primary endpoint of this trial will be overall survival in comparison to historical data.

Phase 2 Trial in Newly Diagnosed MGMT-unmethylated GBM

Based on our data supporting a unique cytotoxic mechanism for VAL-083, we believe that this agent may be a potentially superior alternative to currently approved chemotherapies used in the treatment of newly diagnosed GBM patients whose tumors express features, such as high expression of MGMT, which make them unlikely to respond to currently available chemotherapy such as temozolomide.

We plan to conduct a single arm open-label Phase 2 study in newly diagnosed GBM patients whose tumors exhibit high-expression of MGMT. In this study, VAL-083 will be combined with radiotherapy as a potential replacement for temozolomide in patients with high expression of MGMT. The main goal of the trial will be to confirm the safety of DelMar’s optimized dosing regimen in combination with radiotherapy and to investigate outcomes of the combination therapy in GBM patients with high expression of MGMT. The trial will be conducted at Sun Yat Sen University in Guangzhou China in collaboration with our partner in China, Guangxi Wuzhou Pharmaceutical Group Co. Ltd. (Guangxi Wuzhou Pharma), who is responsible for funding the trial in accordance with the terms of our collaboration agreement. The protocol has been approved by the scientific review and ethics committees of Sun Yat Sen University. We have submitted an application to the Chinese Office of Human Genetic Resources Administration (“OHGRA”) as the final step prior to the trial initiation. We plan to initiate the study pending receipt of OHGRA approval. We have retained the services of Kun Tuo Medical Research and Development, a division of Quintiles, to assist in management of the trial and an application for human genetic research testing has been submitted to provincial authorities. We plan to initiate this trial as soon as practicable.

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

Duke University Collaboration

In April 2017, the Company has entered into a three-year collaboration with Duke University to evaluate VAL-083 as a front-line treatment for newly diagnosed patients with GBM. Under the terms of the collaboration, DelMar will fund a series of preclinical studies to be conducted by Duke University’s Glioblastoma Drug Discovery Group to identify molecular characteristics of GBM tumors that are more likely to respond to VAL-083, and not the standard of care, temozolomide, as a front-line treatment or through combination therapies.

Other Indications for VAL-083

Central Nervous System Metastases of Solid Tumors

In June 2013, we announced a plan to split our Phase 1-2 clinical trial protocol into two separate studies: one focusing solely on refractory GBM and the other focusing on secondary brain cancers caused by other tumors that have spread to the brain. The successful management of systemic tumors by modern targeted therapies has led to increased incidence of mortality due to CNS metastases of lung cancer and other solid tumors.

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

Many NSCLC patients exhibit resistance to platinum-based chemotherapy due to mutations in the p53 gene. The p53 gene plays a central role in the protection of the human body from cancer and is responsible for initiating the process of programmed cell death, or apoptosis, which directs a cell to commit suicide if it becomes damaged or cancerous. The p53 pathway is also integral to the activity of many chemotherapy drugs. p53 is frequently mutated in NSCLC and p53 mutations are highly correlated with resistance to chemotherapy and poor patient outcomes in NSCLC.

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

We believe VAL-083’s unique bi-functional alkylating mechanism of action could make it a valuable drug of choice in NSCLC patients who are or become resistant to platinum-based chemotherapy and TKI therapy. In addition, VAL-083 readily crosses the blood brain barrier suggesting that it may be possible for VAL-083 to treat patients whose lung cancer has spread to the brain.

We have announced results of pre-clinical studies designed to evaluate the activity of VAL-083 in models of drug-resistant NSCLC in comparison to cisplatin. In an established murine xenograft model of NSCLC, the activity of VAL-083 was compared to standard platinum-based therapy with cisplatin against human NSCLC cell lines A549 (TKI-sensitive) and H1975 (TKI-resistant). In the study, VAL-083 demonstrated superior efficacy and safety in the treatment of TKI-susceptible (A549) tumors and in TKI-resistant (H1975) tumors. Specifically,

●	Treatment of TKI-sensitive (A549) NSCLC with 3 mg/kg of VAL-083 resulted in tumor growth delay of 26 days compared to untreated controls. Cisplatin (5 mg/kg) resulted in tumor growth delay of just four days. In addition, mean tumor volume on day 68 was significantly reduced in animals treated with 3 mg/kg VAL-083 (p=0.001) compared to untreated controls;

●	Treatment of TKI-resistant (H1975) NSCLC with 4 mg/kg of VAL-083 resulted in a statistically significant reduction in tumor volume (p=0.01) versus untreated control after 27 days. In the same model, treatment with 5 mg/kg of cisplatin failed to achieve statistically significant reduction in tumor volume (p=0.23) versus untreated control after 27 days. Longer-term safety assessments are ongoing in this model; and

●	The combination of VAL-083 with either cisplatin or oxaliplatin demonstrated a superadditive (synergistic) effect against NSCLC cell lines, including those resistant to TKI therapy in vitro.

In April 2016, we presented new non-clinical data at the AACR annual meeting. We reported that VAL-083:

●	induced apoptosis independent of p53 status, and appeared to have a distinct mode of action from platinum-based chemotherapies widely used in the treatment of NSCLC and ovarian cancer;

●	demonstrated an ability to circumvent cisplatin-resistance in all ovarian cell lines tested;

●	was active against NSCLC tumors harboring T790M, p53 and/or KRAS mutations, known to confer resistance to currently available therapies; and

●	demonstrated super-additivity or synergy in combination with platinum-based chemotherapy.

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

VAL-083 in Ovarian Cancer

The activity of VAL-083 against gynecologic cancers was established in both pre-clinical and human clinical trials conducted by the NCI.

Ovarian cancer is the fifth most common cancer in women and the most lethal gynecological cancer. The global market for the treatment of ovarian cancer is expected to exceed $4.8 billion in 2022.

Platinum-based chemotherapy is the standard treatment for ovarian cancer. PARP inhibitors have recently provided a new treatment option for a subset of patients with platinum-sensitive recurrent ovarian cancer. Ovarian cancer patients with platinum-resistant/refractory disease have a very poor prognosis. The development of new treatments to overcome platinum resistance in ovarian cancer is a significant unmet medical need.

In October 2015 at the AACR’s Advances in Ovarian Cancer Research: Exploiting Vulnerabilities Conference and in September 2016, we presented additional data at the 11th Biennial Ovarian Cancer Research Symposium on this collaboration.

In summary, DelMar’s research demonstrates that:

●	VAL-083 is able to overcome platinum resistance in vitro suggesting that it and may offer a superior alternative to platinum-based chemotherapy for a majority of ovarian cancer patients;

●	VAL-083 shows synergistic activity with platinum-based chemotherapy, suggesting VAL-083 as a component of platinum-doublet therapy; and

●	VAL-083 also demonstrates synergistic activity with the PARP inhibitor olaparib in vitro, suggesting VAL-083 may have utility in the treatment of ovarian cancer in combination with PARP inhibitors.

We believe that these data demonstrate the potential of VAL-083 to treat platinum-resistant ovarian cancers as a single-agent against platinum-resistant tumors, combination with platinum-based chemotherapeutic regimens or in combination with PARP inhibitors.

In April 2016 the FDA granted orphan drug designation for the use of VAL-083 in the treatment of ovarian cancer.

We plan to work with our advisors to develop a strategy to advance VAL-083 into clinical trials for the treatment of ovarian cancer, either as a single-agent or in combination with other approved agents.

VAL-083 in Pediatric Brain Cancers

The activity of VAL-083 against childhood and adolescent brain tumors has been established in both pre-clinical and human clinical trials conducted by the NCI. In November 2015 at AACR’s - Advances in Pediatric Research: From Mechanisms and Models to Treatment and Survivorship we presented data indicating that VAL-083 offers potential therapeutic alternatives for the treatment of pediatric brain tumors. In March, 2016 the FDA granted orphan drug designation for the use of VAL-083 in the treatment of medulloblastoma.

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

Outstanding Securities

As of May 12, 2017, the Company has 13,461,645 shares of common stock issued and outstanding, 982,761 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 6,628,905 shares of common stock, 887,363 outstanding shares of Series B Preferred Stock that are convertible into 2,218,417 shares of common stock, and outstanding options to purchase 1,120,850 shares of common stock. All Exchangeable Shares, warrants, and options are convertible or exercisable into one share of common stock. Each Series B convertible preferred share is convertible into 2.5 shares of common stock.

Related Parties

The Company acquired its initial patents and technology rights from Valent Technologies, LLC, (“Valent”), an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer and Director. As a result Valent is a related party to the Company.

The following related party transactions and balances have been entered into by the Company:

Pursuant to employment and consulting agreements with the Company’s officers the Company recognized a total of $162,500 (2016 - $120,000) for the three months ended March 31, 2017 and $557,500 (2016 - $360,000) in expenses for the nine months ended March 31, 2017. Amounts owed to related parties are non-interest bearing and payable on demand.

The Company incurred $44,500 (2016 – $42,583) in directors’ fees during the three months ended March 31, 2017 and $126,500 (2016 – $127,583) in directors’ fees during the nine months ended March 31, 2017.

As part of the Series B preferred stock dividend the Company issued 1,511 (2016 – 0) shares of common stock to officers and directors of the Company and recognized $6,346 (2016 - 0) as a direct increase to deficit for the three months ended March 31, 2017. For the nine months ended March 31, 2017, the Company issued 4,533 (2016 – 0) shares of common stock and recognized $20,306 (2016 – 0) as a direct increase to the deficit in relation to the Series B preferred stock dividend.

The Company recorded $2,089 (2016 - $2,089) in dividends related to the Series A preferred stock issued to Valent for the three months ended March 31, 2017 and $6,267 (2016 - $6,267) for the nine months ended March 31, 2017.

During the three and nine months ended March 31, 2017 Valent exercised 125,000 common stock purchase warrants at $1.54 per share (CDN $2.00) for total proceeds of $192,075.

During the three and nine months ended March 31, 2017 the Company issued 224,600 (2016 – nil) stock options to officers of the Company at an exercise price of $4.95. The stock options vest pro rata on a monthly basis over 36 months and expire on February 17, 2027.

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

As a result of the financing completed by the Company during the nine months ended March 31, 2016 the exercise price of the 2013 Investor Warrants was reduced from $3.20 to $3.144.

2013 Investor Warrant exercises

During the nine months ended March 31, 2017, 65,095 (2016 – 128,875) of the 2013 Investor Warrants were exercised at an exercise price of $3.144 per share. The Company received proceeds of $204,659 (2016 - $405,183) from these exercises. The warrants that have been exercised were revalued at their respective exercise dates and then the reclassification to equity was recorded resulting in $238,474 (2016 - $247,440) of the derivative liability being reclassified to equity.

There were no exercises of 2013 Investor Warrants during the three months ended March 31, 2017 and 2016.

2013 Investor Warrant amendments

During the nine months ended March 31, 2017 pursuant to the 2013 Investor Warrant Amendments, 15,944 of the 2013 Investor Warrants were amended. As a result, the Company has reclassified $53,006 from the derivative liability to equity. The 2013 Investor Warrants were revalued to their respective amendment dates and were then reclassified to equity.

During the three months ended March 31, 2017 there were no amendments to the 2013 Investor Warrants

During the three and nine months ended March 31, 2016, the Company entered into amendments (the “2013 Investor Warrant Amendments”) with the holders of certain 2013 Investor Warrants to extend the expiration date to March 31, 2019 and remove the provision requiring an adjustment of the warrant exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. During the three and nine months ended March 31, 2016, 62,500 of the 2013 Investor Warrants were amended resulting in the recognition of a loss of $7,000 and a reclassification of $65,750 from the derivative liability to equity.

2013 Placement Agent Warrants

On December 30, 2015, the Company entered into amendments (the “2013 Placement Agent Warrant Amendments”) with the holders of warrants issued to the placement agent for the Private Offering (the “2013 Placement Agent Warrants”). Pursuant to the 2013 Placement Agent Warrant Amendments, 1,262,500 of the 2013 Placement Agent Warrants were amended to extend the expiration date to June 30, 2019 and remove the provision requiring an adjustment of the exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. As a result of the 2013 Placement Agent Warrant Amendments, the Company has recognized a loss of $242,400 and has reclassified $2,277,550 from the derivative liability to equity. The 2013 Placement Agent Warrants were revalued to the date of the amendment and were then reclassified to equity.

2015 Agent Warrants

As part of the Company’s financing completed during the nine months ended December 31, 2015, the Company issued 23,477 warrants to certain placement agents (“2015 Agent Warrants”) and recognized them as a derivative liability of $29,594 at the time of issuance. The 2015 Agent Warrants are exercisable at a per share price equal to $3.00 until July 15, 2020. During the nine months ended March 31, 2017, 680 (2016 – 0) of the 2015 Agent Warrants were exercised for cash proceeds of $2,040 and 1,000 (2016 – 0) of the 2015 Agent Warrants were exercised on a cashless basis for 594 shares of common stock. The total reclassification to equity subsequent to revaluation at the respective exercise dates was $9,935.

There were no 2015 Agent Warrant exercises during the three months ended March 31, 2017 and 2016.

The Company’s derivative liability is summarized as follows:

	Three months ended
	March 31, 2017 $	March 31, 2016 $

Opening balance	171,211	1,352,584

Change in fair value of warrants	77,479	(276,584)
Change in fair value due to change in warrant terms	-	7,000
Reclassification to equity upon amendment of warrants	-	(65,750)
Closing balance	248,690	1,017,250
Less current portion	(157,145)	-
Long term portion	91,454	1,017,250

	Nine months ended
	March 31, 2017 $	March 31, 2016 $

Opening balance	693,700	2,364,381

Change in fair value of warrants	(143,595)	943,050
Change in fair value due to change in warrant terms	-	270,965
Reclassification to equity upon amendment of warrants	(53,006)	(2,343,300)
Issuance of 2015 Agent Warrants	-	29,594
Reclassification to equity upon exercise of warrants	(248,409)	(247,440)
Closing balance	248,690	1,017,250
Less current portion	(157,145)	-
Long term portion	91,545	1,017,250

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency at March 31, 2017 is the US$. The following tables represent selected financial information for the Company for the periods presented.

Selected Balance Sheet Data

	March 31, 2017 $	June 30, 2016 $

Cash and cash equivalents	2,100,406	6,157,264
Working capital	1,454,384	5,692,336
Total assets	2,340,891	6,355,799
Derivative liability	248,690	693,700
Total stockholders’ equity	1,230,137	4,858,778

Selected Statement of operations data

For the three months ended:

	March 31,	March 31,
	2017	2016
	$	$

Research and development	1,086,107	790,323
General and administrative	698,125	630,226
Change in fair value of stock option and derivative liabilities	77,479	(276,584)
Change in fair value of derivative liability due to change in warrant terms	-	7,000
Foreign exchange loss (gain)	6,897	(10,523)
Interest income	(148)	(41)
Net and comprehensive loss for the period	1,868,460	1,140,401
Series B preferred stock dividend	209,811	-
Net and comprehensive loss available to common stockholders	2,078,271	1,140,401
Basic weighted average number of shares outstanding	11,574,052	11,077,275
Basic loss per share	0.18	0.10

For the nine months ended:

	March 31,	March 31,
	2017	2016
	$	$

Research and development	2,939,746	2,183,355
General and administrative	2,586,050	1,994,923
Change in fair value of stock option and derivative liabilities	(58,501)	943,050
Change in fair value of derivative liability due to change in warrant terms	-	270,965
Foreign exchange loss	13,726	16,257
Interest income	(249)	(71)
Net and comprehensive loss for the period	5,480,772	5,408,479
Series B Preferred stock dividend	676,865	-
Net and comprehensive loss available to common stockholders	6,157,637	5,408,479
Basic weighted average number of shares outstanding	11,432,376	10,896,887
Basic loss per share	0.54	0.50

Expenses net of share-based payments

The following table discloses research and development, and general and administrative expenses net of share-based payment expenses.

Results of operations

For the three months ended:

	March 31, 2017 $	March 31, 2016 $

Research and development	1,086,107	790,323
Share-based expenses included in research and development	(117,775)	(129,466)
Research and development net of non-cash	968,332	660,857

General and administrative	698,125	630,226
Share-based expenses included in general and administrative	(62,356)	(113,196)
General and administrative net of non-cash	635,769	517,030

For the nine months ended:

	March 31, 2017 $	March 31, 2016 $

Research and development	2,939,746	2,183,355
Share-based expenses included in research and development	(107,885)	(178,107)
Research and development net of non-cash	2,831,861	2,005,248

General and administrative	2,586,050	1,994,923
Share-based expenses included in general and administrative	(643,107)	(441,393)
General and administrative net of non-cash	1,942,943	1,553,530

Comparison of the three months ended March 31, 2017 and March 31, 2016

	Three Months Ended
	March 31, 2017 $	March 31, 2016 $	Change $	Change %

Research and development	1,086,107	790,323	295,784	37
General and administrative	698,125	630,226	67,899	11
Change in fair value of stock option and derivative liabilities	77,479	(276,584)	354,063	128
Change in fair value of derivative liability due to change in warrant terms	-	7,000	(7,000)	(100)
Foreign exchange loss (gain)	6,897	(10,523)	17,420	165
Interest income	(148)	(41)	(107)	261
Net loss	1,868,460	1,140,401	728,059

Research and Development

Research and development expenses increased to $1,086,107 for the three months ended March 31, 2017 from $790,323 for the three months ended March 31, 2016. The increase was largely attributable to an increase in clinical research, intellectual property, personnel, and travel, partially offset by a reduction in non-cash expenses during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Excluding the impact of non-cash expense, research and development expenses increased to $968,332 during the three months ended March 31, 2017 from $660,857 for the three months ended March 31, 2016. For the three months ended March 31, 2017 non-cash expense related to stock option expense while for the three months ended March 31, 2016, non-cash expense related to warrants issued for services and stock option expense.

The increase in clinical costs for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to protocol development and manufacturing costs for the pending Phase 3 study. Intellectual property costs increased in the current period compared to the prior period as the Company continued to expand and advance its patent portfolio. New patents filed in previous periods require on-going costs to advance those filings in the United States and in foreign jurisdictions. Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs. Personnel costs increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to an increase in compensation for research and management staff. Travel costs were higher in the current quarter as the Company and its advisors travelled in relation to clinical activities and to attend conferences.

General and Administrative

General and administrative expenses were $698,125 for the three months ended March 31, 2017 compared to $630,226 for the three months ended March 31, 2016. The increase was primarily due to an increase in professional fees, personnel, and office and sundry costs partially offset by a reduction in non-cash expenses. In relation to general and administrative expenses during the three months ended March 31, 2017, the Company recognized stock option expense and warrants for services of $62,356 while during the three months ended March 31, 2016 the Company incurred non-cash expenses relating to warrants issued for services and stock option expense of $113,196.

Excluding the impact of non-cash expenses, general and administrative expenses increased in the three months ended March 31, 2017 to $635,769 from $517,030 for the three months ended March 31, 2016. Professional fees increased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to increased business development and partnering activities that were not incurred in the prior quarter. Personnel costs increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to an increase in compensation for management staff. Office and sundry costs were higher during the three months ended March 31, 2017 compared to March 31, 2016 due in part to higher stock exchange listing fees as the Company’s common stock is now listed on Nasdaq compared to the OTCQX in the prior period. In addition, the Company incurred costs to upgrade its web site and participated in additional promotional activities.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed statement of loss and comprehensive loss. The balances recognized during the three months ended March 31, 2017 and 2016 were primarily due to changes in the Company’s common stock price between the date the warrants were last valued on December 31, 2016 and 2015 respectively which are the previous valuation dates used for the three month periods ended March 31.

The Company recognized a loss of $77,479 from the change in fair value of the derivative liability for the three months ended March 31, 2017.

For the three months ended March 31, 2016 the Company recognized a gain of $276,584 due to the change in fair value of the derivative liability. In addition, the Company recognized a loss due to change in warrant terms of $7,000 which resulted from the change in fair value of the 2013 Investor Warrants when these warrants were amended during the quarter ended March 31, 2016.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate significantly.

Foreign Exchange Gain

The Company’s functional currency at March 31, 2017 is the US$ but the Company incurs a portion of its expenses in CA$. The foreign exchange gains and losses are reported in other loss (income) in the consolidated condensed interim statement of loss and comprehensive loss.

The Company recognized a foreign exchange loss of $6,897 for the quarter ended March 31, 2017 compared to a gain of $10,523 for the quarter ended March 31, 2016. The change was due to changes in the exchange rate between the CA$ and the US$ and to varying levels of CA$ cash and accounts payable.

Preferred Stock Dividends

For each of the three months ended March 31, 2017 and 2016 the Company recorded $2,089 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

The Company issued 49,955 shares of common stock on March 31, 2017 as a dividend on the Series B preferred stock and recognized $209,811 as a direct increase in accumulated deficit.

Comparison of the nine months ended March 31, 2017 and March 31, 2016

	Nine months ended
	March 31, 2017 $	March 31, 2016 $	Change $	Change %

Research and development	2,939,746	2,183,355	756,391	35
General and administrative	2,586,050	1,994,923	591,127	30
Change in fair value of stock option and derivative liabilities	(58,501)	943,050	(1,001,551)	(106)
Change in fair value of derivative liability due to change in warrant terms	-	270,965	(270,965)	(100)
Foreign exchange loss	13,726	16,257	(2,531)	(16)
Interest income	(249)	(71)	(178)	251
Net loss	5,480,772	5,408,479	72,293

Research and Development

Research and development expenses increased to $2,939,746 for the nine months ended March 31, 2017 from $2,183,355 for the nine months ended March 31, 2016. The increase was largely attributable to an increase in clinical and preclinical research, intellectual property, personnel, and travel, partially offset by a reduction in non-cash expenses during the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. Excluding the impact of non-cash expense, research and development expenses increased to $2,831,861 during the current period from $2,005,248 for the prior period. For both the nine months ended March 31, 2017 and 2016 non-cash expenses related to warrants issued for services and stock option expense. The decrease in non-cash expenses for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 was due to a decrease in recognition in warrants issued for services in the current period.

The increase in clinical costs for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 was primarily due to protocol development and manufacturing costs for the pending Phase 3 study. Intellectual property costs increased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 as the Company continued to expand and advance its patent portfolio. New patents filed in previous periods require on-going costs to advance those filings in the United States and in foreign jurisdictions. Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs. Preclinical research increased primarily due to an increase in the ongoing mechanism of action research that the Company has undertaken in the current period. Personnel costs increased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 due to an increase in compensation for research and management staff. Travel costs were higher in the current quarter as the Company and its advisors travelled in relation to clinical activities and to attend conferences.

General and Administrative

General and administrative expenses were $2,586,050 for the nine months ended March 31, 2017 compared to $1,994,923 for the nine months ended March 31, 2016. The increase was primarily due to an increase in professional fees, office and sundry costs, personnel costs, and non-cash expenses partially offset by a decrease in travel. In relation to general and administrative expenses during the nine months ended March 31, 2017, the Company incurred non-cash expenses of $643,107 related to shares and warrants issued for services and stock option expense while during the nine months ended March 31, 2016 the Company incurred non-cash expenses of $441,393 relating to shares and warrants issued for services and stock option expense. The increase in the current period was due to timing of the issuance of shares and warrants for services resulting in a net increase in non-cash expense.

Excluding the impact of non-cash expenses, general and administrative expenses increased in the nine months ended March 31, 2017 to $1,942,943 from $1,553,530 for the nine months ended March 31, 2016. Professional fees increased during the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 due to costs related to preparing for the Company’s uplisting of its common stock on the Nasdaq Stock Market as well as fees associated with one-time listing activities and filing three registration statements that were all declared effective in September 2016. In addition, business development and partnering activities are higher in the current period than in the prior period. Office and sundry costs have increased in part due to the initial fees to list our common stock on the Nasdaq Stock Market. Additional increases in office and sundry costs relate to expenses to maintain our digital communications channels for a full nine months in 2017 compared to a shorter period in 2016. Personnel costs have increased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 due to an increase in compensation for management staff. Travel decreased in the current period compared to the prior period as in the prior period the Company completed a financing which resulted in significant travel both during the financing as well as during the post-financing period.

Change in fair value of stock option and derivative liabilities

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed statement of loss and comprehensive loss. The balances recognized during the nine months ended March 31, 2017 and 2016 were primarily due to changes in the Company’s common stock price between the date the warrants were last valued on June 30, 2016 and 2015 respectively which are the previous valuation dates used for the periods ended March 31.

The Company recognized a gain of $58,501 from the change in fair value of the stock option and derivative liabilities for the nine months ended March 31, 2017.

Certain of the Company’s stock options have been issued in CA$. Of these, a portion have been classified as a stock option liability which is revalued at each reporting date. During the nine months ended March 31, 2017, the Company recognized a revaluation loss $85,094 relating to the revaluation of these stock options. During the nine months ended March 31, 2017, the Company amended 43,750 of these stock options held by five optionees such that the exercise price of the options was adjusted to be denominated in US$. No other terms of the stock options were amended. As a result of the amendment, $260,969 was reclassified to equity during the nine months ended March 31, 2017.

For the nine months ended March 31, 2016 the Company recognized a loss of $943,050 due to the change in fair value of the derivative liability. In addition, the Company recognized a loss due to change in warrant terms of $270,965 which resulted from the change in fair value of the 2013 Investor Warrants and the 2013 Placement Agent Warrants when their respective exercise prices decreased as a result of the Company issuing common stock below $3.20 per share due to the financing the Company completed during the period ended March 31, 2016. Also impacting the loss due to change in warrant terms was the amendment of the 2013 Placement Agent Warrants and a portion of the 2013 Investor warrants.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate significantly.

Foreign Exchange Gain

The Company’s functional currency at March 31, 2017 is the US$ but the Company incurs a portion of its expenses in CA$. The foreign exchange gains and losses are reported in other loss (income) in the consolidated condensed interim statement of loss and comprehensive loss.

The Company recognized a foreign exchange loss of $13,726 for the nine months ended March 31, 2017 compared to a loss of $16,257 for the nine months ended March 31, 2016. The change was due to changes in the exchange rate between the CA$ and the US$ and to varying levels of CA$ cash and accounts payable.

Preferred Share Dividends

For each of the nine months ended March 31, 2017 and 2016 the Company recorded $6,267 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

The Company issued 150,844 shares of common stock during the nine months ended March 31, 2017 as a dividend on the Series B Preferred stock and recognized $676,865 as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Nine months ended March 31, 2017 compared to the nine months ended March 31, 2016

	March 31, 2017 $	March 31, 2016 $	Change $	Change %

Cash flows from operating activities	(4,569,908)	(3,592,218)	(977,690)	27
Cash flows from investing activities	-	(16,762)	(16,762)	(100)
Cash flows from financing activities	513,050	2,791,902	(2,278,852)	(82)

Operating Activities

Net cash used in operating activities increased to $4,569,908 for the nine months ended March 31, 2017 from $3,592,218 for the nine months ended March 31, 2016. During the nine months ended March 31, 2017 and 2016 the Company reported net losses of $5,480,772 and $5,408,479 respectively. The Company recognized a gain of $58,501 from the revaluation of the derivative and stock option liabilities for the nine months ended March 31, 2017 compared to a loss of $943,050 for the nine months ended March 31, 2016. Excluding the impact of changes in the fair value of the derivative and stock option liabilities, non-cash items relating to amortization, warrants and shares issued for services, and stock option expense totaled $762,566 for the nine months ended March 31, 2017. Non-cash items relating to the loss due to amortization, changes in warrant terms, warrants and shares issued for services and stock option expense totaled $896,895 for the nine months ended March 31, 2016. The largest changes in non-cash working capital for the nine months ended March 31, 2017 were cash from an increase accounts payable and accrued liabilities of $207,803, cash used in an increase in taxes and other receivables of $52,174, cash from an increase in related party payables of $26,815, and cash from a reduction in prepaid expenses of $24,355. The largest changes in non-cash working capital for the nine months ended March 31, 2016 were cash used in a reduction of accounts payable and accrued liabilities of $115,317, cash used in a reduction of related party payables of $61,802, and cash from a decrease in prepaid expenses of $159,746.

Investing Activities

There were no investing activities for the nine months ended March 31, 2017 while during the nine months ended March 31, 2016 the Company incurred $16,762 in cash costs for the development of its web site.

Financing Activities

During the nine months ended March 31, 2017 and 2016 the Company received $545,022 and $405,183 respectively from the exercise of warrants. In addition, the Company recorded $6,267 related to the dividend payable to Valent during each of the nine months ended March 31, 2017 and 2016 respectively.

During the nine months ended March 31, 2017, the Company incurred $25,705 in deferred costs relating to the public offering completed subsequent to March 31, 2017. During the nine months ended March 31, 2016 the Company received $2,453,633 in net proceeds from the completion of a public offering by the Company of common stock and common stock purchase warrants. Including deferred costs recorded by the Company at June 30, 2015, the total net cash proceeds of the offering were $1,903,514.

Operating Capital and Capital Expenditure Requirements

Liquidity risk

For the three and nine months ended March 31, 2017, the Company reported losses of $1,868,460 and $5,480,772 respectively and the Company has an accumulated deficit of $38,401,763 at that date. As at March 31, 2017, the Company had cash and cash equivalents on hand of $2,100,406. The Company does not have the prospect of achieving revenues in the near future and the Company will require additional funding to maintain its research and development projects and for general operations. There is a great degree of uncertainty with respect to the expenses the Company will incur in executing its business plan. In addition, the Company has not begun to commercialize or generate revenues from its product candidate.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. During the three months ended March 31, 2017, the Company received $545,022 in proceeds from the exercise of share purchase warrants. Subsequent to March 31, 2017, the Company completed a registered public offering of an aggregate of 2,769,232 shares of common stock and warrants to purchase an aggregate of 2,076,924 shares of common stock at a price to the public of $3.25 per share and related warrant for gross proceeds of $9,000,004. We believe, based on our current estimates, that we will be able to fund our operations beyond the next twelve months.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2017, we issued 125,000 shares of common stock at an exercise price of $1.54 per share, 8,750 shares of common stock at an exercise price of $3.00 per share, 6,250 shares of common stock upon conversion of 2,500 shares of Series B Preferred Stock, 49,955 shares of common stock as dividends on our outstanding shares of Series B Preferred Stock, and 31,250 shares upon exchange of Exchangeable Shares.

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

DelMar Pharmaceuticals, Inc.

Date: May 12, 2017	By:	/s/ Jeffrey Bacha
Jeffrey Bacha
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2017	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)

