Form 10-Q
period 2017-09-30
DelMar Pharmaceuticals, Inc.
filed 2017-11-09
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,601,475 shares of common stock are issued and outstanding as of November 8, 2017.

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Financial Statements

(Unaudited)

For the three months ended September 30, 2017

(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Balance Sheets

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	September 30, 2017 $	June 30, 2017 $

Assets

Current assets
Cash		13,156,485	6,586,014
Prepaid expenses and deposits		1,216,488	1,208,122
Taxes and other receivables		40,505	76,595
		14,413,478	7,870,731
Intangible assets - net		34,685	40,290
		14,448,163	7,911,021

Liabilities

Current liabilities
Accounts payable and accrued liabilities		1,438,182	1,182,312
Related party payables	4	86,567	88,957
Current portion of derivative liability	5	589	33,091

		1,525,338	1,304,360

Derivative liability	5	4,071	28,137

		1,529,409	1,332,497
Stockholders’ accumulated equity

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at September 30, 2017 (June 30, 2017 – 278,530)	3,6	278,530	278,530
881,113 Series B shares at September 30, 2017 (June 30, 2017 – 881,113)	6	6,146,880	6,146,880
1 special voting share at September 30, 2017 (June 30, 2017 – 1)		-	-

Common stock
Authorized
50,000,000 shares, $0.001 par value
22,559,235 issued at September 30, 2017 (June 30, 2017 – 14,509,633)	6	22,559	14,510

Additional paid-in capital	6	42,956,357	36,665,285

Warrants	6	7,321,844	4,570,574

Accumulated deficit		(43,828,594)	(41,118,433)

Accumulated other comprehensive income		21,178	21,178
		12,918,754	6,578,524
		14,448,163	7,911,021

Nature of operations, corporate history, and liquidity risk (note 1)

Subsequent events (note 9)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Loss and Comprehensive Loss

(Unaudited)

(expressed in US dollars unless otherwise noted)

		Three months ended September 30,
	Note	2017 $	2016 $

Expenses
Research and development	6	1,934,643	732,729
General and administrative	6	744,621	1,316,639

		2,679,264	2,049,368

Other loss (income)
Change in fair value of stock option and derivative liabilities	5,6	(56,568)	225,688
Foreign exchange loss		43,866	15,324
Interest income		(156)	(41)

		(12,858)	240,971

Net and comprehensive loss for the period		2,666,406	2,290,339

Computation of basic loss per share
Net and comprehensive loss for the period		2,666,406	2,290,339
Series B Preferred stock dividend	6	41,666	307,298
		2,708,072	2,597,637

Basic and fully diluted loss per share		0.18	0.23

Basic weighted average number of shares		15,292,781	11,301,989

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Cash Flows

(Unaudited)

(expressed in US dollars unless otherwise noted)

		Three months ended September 30,
		2017	2016
	Note	$	$
Cash flows from operating activities
Loss for the period		(2,666,406)	(2,290,339)
Items not affecting cash
Amortization of intangible assets		5,605	3,858
Change in fair value of stock option and derivative liabilities	5,6	(56,568)	225,688
Shares issued for services	6	-	564,000
Warrants issued for services	6	(1,481)	50,244
Stock option expense	6	64,870	31,818

Changes in non-cash working capital
Taxes and other receivables		36,090	(19,969)
Prepaid expenses		(8,366)	(33,208)
Accounts payable and accrued liabilities		255,870	(178,161)
Related party payables	4	(2,390)	32,987
		(2,372,776)	(1,613,082)

Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	6	8,945,336	-
Proceeds from the exercise of warrants	6	-	256,940
Series A preferred stock dividend	6	(2,089)	(2,089)

		8,943,247	254,851

Increase (decrease) in cash		6,570,471	(1,358,231)

Cash - beginning of period		6,586,014	6,157,264

Cash - end of period		13,156,485	4,799,033

Supplementary information (note 8)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2017

(expressed in US dollars unless otherwise noted)

1	Nature of operations, corporate history, and liquidity risk

Nature of operations

DelMar Pharmaceuticals, Inc. (the “Company”) is a clinical stage drug development company with a focus on the treatment of cancer.   We are conducting clinical trials in the United States with VAL-083 as a potential new treatment for glioblastoma multiforme, the most common and aggressive form of brain cancer.  We have also acquired certain exclusive commercial rights to VAL-083 in China where it is approved as a chemotherapy for the treatment of chronic myelogenous leukemia and lung cancer.  In order to accelerate our development timelines, we leverage existing clinical and commercial data from a wide range of sources.  We may seek marketing partnerships to potentially generate future royalty revenue.

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

Liquidity risk

For the three months ended September 30, 2017, the Company reported a loss of $2,666,406 and the Company had an accumulated deficit of $43,828,594 at that date. As at September 30, 2017, the Company had cash on hand of $13,156,485. During the three months ended September 30, 2017, the Company received $8,945,336 in net proceeds from a registered direct offering. We believe, based on our current estimates, that we will be able to fund our operations beyond the next twelve months.

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

September 30, 2017

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

Unaudited interim financial data

The accompanying unaudited September 30, 2017 consolidated condensed interim balance sheet, the consolidated condensed interim statements of loss and comprehensive loss for the three months ended September 30, 2017 and 2016, and consolidated condensed cash flows for the three months ended September 30, 2017 and 2016, and the related interim information contained within the notes to the consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These consolidated condensed interim financial statements should be read in conjunction with the audited financial statements of the Company as at June 30, 2017 included in our Form 10-K filed with the Securities and Exchange Commission on September 27, 2017. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position at September 30, 2017 and results of its operations for the three months ended September 30, 2017 and 2016, and its cash flows for the three months ended September 30, 2017 and 2016. The results for three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2018 or for any other future annual or interim period.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2017

(expressed in US dollars unless otherwise noted)

Use of estimates

The preparation of consolidated condensed interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as at the end of, or during, the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the derivative liability, the valuation of equity instruments issued for services, and clinical trial accruals. There have been no changes to the methodology used in determining these estimates from the fiscal year ended June 30, 2017.

Loss per share

Loss per share is calculated based on the weighted average number of common shares outstanding. For the three month period ended September 30, 2017 and 2016 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants and stock options are anti-dilutive. At September 30, 2017, potential common shares of 15,028,906 (2016 – 4,528,040) relating to warrants, 1,300,850 (2016 – 856,250) relating to stock options, and 2,202,792 (2016 – 2,255,605) relating to the Series B convertible preferred stock were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

Accounting Standards Update (“ASU”) 2017-11 — I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

The amendments in this update are intended to reduce the complexity associated with the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, the indefinite deferral of certain provisions of Topic 480 have been re-characterized to a scope exception. The re-characterization has no accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard. The adoption of this guidance is not expected to have a material impact on the consolidated, condensed financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2017

(expressed in US dollars unless otherwise noted)

ASU 2016-09 —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company has adopted this standard as of its September 30, 2017 quarter end.

ASU 2016-02 — Leases (Topic 842).

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

ASU No. 2016-01 — Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

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

For the three months ended September 30, 2017 and 2016 respectively, the Company recorded $2,089 related to the dividend payable to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2017

(expressed in US dollars unless otherwise noted)

4	Related party transactions

Pursuant to employment and consulting agreements with the Company’s officers the Company recognized a total of $142,500 (2016 - $120,000) in expenses for the three months ended September 30, 2017. Amounts owed to related parties are non-interest bearing and payable on demand.

The Company recognized $52,500 (2016 – $45,000) in directors’ fees during the three months ended September 30, 2017.

As part of the Series B preferred stock dividend (note 6) the Company issued 1,511 (2016 – 1,511) shares of common stock to officers and directors of the Company and recognized $1,269 (2016 - $9,142) as a direct increase to accumulated deficit for the three months ended September 30, 2017.

The Company recorded $2,089 (2016 - $2,089) in dividends related to the Series A preferred stock issued to Valent (note 3) for the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Company granted a total of 180,000 stock options to the Company’s independent directors. The stock options are exercisable at a price of $2.11 and have a term of 10 years. One-third of the options vest on June 30, 2018 and 15,000 options vest on a quarterly basis thereafter commencing September 30, 2018.

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

As a result of the financing completed by the Company during the three months ended September 30, 2015 the exercise price of all of the 2013 Investor Warrants was reduced from $3.20 to $3.14. As a result of the financing completed by the Company during the three months ended September 30, 2017 the exercise price of the un-amended 2013 Investor Warrants was further reduced from $3.14 to $2.68. The change in exercise price did not result in a material change in the fair value of the derivative liability.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2017

(expressed in US dollars unless otherwise noted)

2013 Investor Warrant exercises

During the three months ended September 30, 2016, 42,907 of the 2013 Investor Warrants were exercised at an exercise price of $3.14 per share. The Company received proceeds of $134,900 from these exercises. The warrants that have been exercised were revalued at their respective exercise dates and then the reclassification to equity was recorded resulting in $181,008 of the derivative liability being reclassified to equity.

There were no exercises of 2013 Investor Warrants during the three months ended September 30, 2017.

2013 Investor Warrant amendments

During the year ended June 30, 2016, the Company entered into amendments (the “2013 Investor Warrant Amendments”) with the holders of certain of the 2013 Investor Warrants to extend the expiration date to March 31, 2019 and remove the provision requiring an adjustment of the warrant exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. During the three months ended September 30, 2016, 15,944 of the 2013 Investor Warrants were amended. The warrants that have been amended were revalued at their respective amendment dates and then the reclassification to equity was recorded resulting in $53,006 of the derivative liability being reclassified to equity.

There were no amendments of the 2013 Investor Warrants during the three months ended September 30, 2017.

2015 Agent Warrants

As part of the Company’s financing completed during the year ended September 30, 2016, the Company issued warrants to purchase 23,477 shares of common stock to certain placement agents (“2015 Agent Warrants”) and recognized them as a derivative liability of $29,594 at the time of issuance. The 2015 Agent Warrants are exercisable at a per share price equal to $3.00 until July 15, 2020. During the three months ended September 30, 2016, 680 of the 2015 Agent Warrants were exercised for cash proceeds of $2,040 and 1,000 of the 2015 Agent Warrants were exercised on a cashless basis for 594 shares of common stock. The total reclassification to equity subsequent to revaluation at the respective exercise dates was $9,935.

There were no exercises of the 2015 Agent Warrants during the three months ended September 30, 2017.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2017

(expressed in US dollars unless otherwise noted)

The Company’s derivative liability is summarized as follows:

	Three months ended
	September 30,
	2017	2016
	$	$

Opening balance	61,228	693,700
Change in fair value of warrants	(56,568)	140,594
Reclassification to equity upon amendment of warrants	-	(53,006)
Reclassification to equity upon exercise of warrants	-	(190,943)

Closing balance	4,660	590,345
Less current portion	(589)	-

Long term portion	4,071	590,345

The derivative liability consists of the following warrants:

	September 30, 2017

	Number of warrants	$

2013 Investor Warrants	105,129	549
Warrants issued for services	43,750	40
2015 Agent Warrants	21,768	4,071

Closing balance	170,647	4,660
Less current portion	(148,879)	(589)

Long-term portion	21,768	4,071

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2017

(expressed in US dollars unless otherwise noted)

6	Stockholders’ equity

Preferred stock

Authorized

5,000,000 preferred shares, $0.001 par value

Issued and outstanding

Special voting shares – at September 30, 2017 – 1 (June 30, 2017 – 1)

Series A shares – at September 30, 2017 – 278,530 (June 30, 2017 – 278,530)

Series B shares – at September 30, 2017 – 881,113 (June 30, 2017 – 881,113)

Series B Preferred Shares

During the year ended June 30, 2016 the Company issued an aggregate of 902,238 shares of Series B Preferred Stock at a purchase price of at $8.00 per share. Each share of Series B Preferred Stock is convertible into 2.5 shares of common stock equating to a conversion price of $3.20 (the “Conversion Price”) and will automatically convert to common stock at the earlier of 24 hours following regulatory approval of VAL-083 with a minimum closing bid price of $8.00 or five years from the final closing date. The holders of the Series B Preferred Stock are entitled to an annual cumulative, in arrears, dividend at the rate of 9% payable quarterly. The 9% dividend accrues quarterly commencing on the date of issue and is payable quarterly on September 30, December 31, March 31, and June 30 of each year commencing on June 30, 2016. Dividends are payable solely by delivery of shares of common stock (the “PIK Shares”), in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the Conversion Price. The Series B Preferred Stock does not contain any repricing features.

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

Pursuant to the Series B Preferred Stock dividend, during the three months ended September 30, 2017, the Company issued 49,602 (2016 – 50,793) shares of common stock and recognized $41,666 (2016 – $307,298) as a direct increase in accumulated deficit.

A total of 881,113 (2016 – 902,238) shares of Series B Preferred Stock are outstanding as of September 30, 2017, such that a total of 2,202,792 (2016 – 2,255,605) shares of common stock are issuable upon conversion of the Series B Preferred Stock as at September 30, 2017. Converted shares are rounded up to the nearest whole share.

No shares of the Series B Preferred Stock were converted to common stock during the three months ended September 30, 2017 or 2016.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2017

(expressed in US dollars unless otherwise noted)

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

Common stock

Authorized - 50,000,000 common shares, $0.001 par value

Issued and outstanding - September 30, 2017 – 22,559,235 (June 30, 2016 – 14,509,633)

	Shares of common stock outstanding	Common stock $	Additional paid-in capital $	Warrants $	Accumulated deficit $

Balance – June 30, 2017	14,509,633	14,510	36,665,285	4,570,574	(41,118,433)
Issuance of shares and warrants	8,000,000	8,000	6,184,585	2,752,751	-
Series B Preferred stock dividend	49,602	49	41,617	-	(41,666)
Stock option expense	-	-	64,870	-	-
Warrants issued for services	-	-	-	(1,481)	-
Series A Preferred cash dividend	-	-	-	-	(2,089)
Loss for the period	-	-	-	-	(2,666,406)

Balance – September 30, 2017	22,559,235	22,559	42,956,357	7,321,844	(43,828,594)

The issued and outstanding common shares at September 30, 2017 include 957,761 (June 30, 2017 – 982,761) shares of common stock on an as-exchanged basis with respect to the shares of Exchangeco that can be exchanged for shares of common stock of the Company.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2017

(expressed in US dollars unless otherwise noted)

Three months ended September 30, 2017

During the three months ended September 30, 2017 the Company completed a registered direct offering (the “2018 Registered Offering”) of an aggregate of 8,000,000 shares of common stock and warrants to purchase an additional 8,000,000 shares of common stock at a price of $1.25 per share and related warrant for gross proceeds of $10.0 million. The warrants have an exercise price of $1.25 per share, are immediately exercisable and have a term of exercise of five years (the “2018 Investor Warrants”).

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

In addition to the cash commission and other placement agent fees, the Company also incurred additional cash issue costs of $254,664 resulting in net cash proceeds of $8,945,336.

2017 Omnibus Incentive Plan

During the three months ended September 30, 2017, and subject to approval by the Company’s stockholders, the Company’s board of directors approved adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2017

(expressed in US dollars unless otherwise noted)

Stock Options (granted under the Legacy Plan)

The following table sets forth the stock options outstanding under the Legacy Plan:

	Number of stock options outstanding	Weighted average exercise price $

Balance – June 30, 2017	1,120,850	4.18
Granted	180,000	2.11

Balance – September 30, 2017	1,300,850	3.90

The following table summarizes stock options currently outstanding and exercisable at September 30, 2017 under the Legacy Plan:

Exercise price $	Number Outstanding at September 30, 2017	Weighted average remaining contractual life (years)	Number exercisable at September 30, 2017

1.60	25,000	4.39	25,000
2.00	131,250	4.39	131,250
2.11	180,000	9.77	-
2.96	45,000	7.35	45,000
3.20	30,000	7.50	30,000
3.76	45,000	8.36	24,583
4.00	12,500	2.00	12,500
4.10	40,000	9.11	11,852
4.20	412,500	5.88	412,500
4.48	30,000	8.36	16,389
4.95	224,600	9.38	46,376
5.32	80,000	8.60	37,333
6.16	15,000	5.50	15,000
9.20	30,000	5.67	30,000

	1,300,850		837,783

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2017

(expressed in US dollars unless otherwise noted)

Included in the number of stock options outstanding are 25,000 stock options granted at an exercise price of CDN $2.00. The exercise prices shown in the above table have been converted to $1.60 using the period ending closing exchange rate. Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options have been re-valued using a Black-Scholes pricing model using the following assumptions:

September 30, 2017

Dividend rate	0%
Volatility	72.7% to 82.2%
Risk-free rate	1.5% to 1.8%
Term - years	1.3 to 3.0

The Company has recognized the following amounts as stock option expense for the periods noted:

	Three months ended September 30,
	2017 $	2016 $

Research and development	(4,974)	30,715
General and administrative	69,844	1,103

	64,870	31,818

All of the stock option expense for the periods ended September 30, 2017 and 2016 has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at September 30, 2017 was $nil (2016 - $1,982,263) and the aggregate intrinsic value of stock options exercisable at September 30, 2017 was also $nil (2016 - $1,728,712). As of September 30, 2017, there was $381,265 in unrecognized compensation expense that will be recognized over the next 2.75 years. No stock options granted under the Plan have been exercised to September 30, 2017. Upon the exercise of stock options new shares will be issued.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2017

(expressed in US dollars unless otherwise noted)

A summary of status of the Company’s unvested stock options under the Legacy Plan is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2017	318,033	4.81	2.57
Granted	180,000	2.11	1.13
Vested	(34,966)	4.78	2.58

Unvested at September 30, 2017	463,067	3.76	2.03

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

Warrants

Certain of the Company’s warrants have been recognized as a derivative liability (note 5). The following table summarizes changes in the Company’s outstanding warrants as of September 30, 2017:

Description	Number

Balance – June 30, 2017	6,628,906
Issuance of 2018 Investor Warrants (i)	8,000,000
Issuance of 2018 Agent Warrants (ii)	400,000

Balance - September 30, 2017	15,028,906

i)	The 2018 Investor Warrants are exercisable at $1.25 per share until September 22, 2022.

ii)	The 2018 Agent Warrants are exercisable at $1.25 per share until September 20, 2022.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2017

(expressed in US dollars unless otherwise noted)

The following table summarizes the Company’s outstanding warrants as of September 30, 2017:

Description	Number	Exercise price $	Expiry date

2017 Investor	2,076,924	3.50	April 19, 2022
2013 Placement Agent	1,262,500	3.14	June 30, 2019
2018 Investor	8,000,000	1.25	September 22, 2022
2015 Investor	979,003	3.00	July 31, 2020
2013 Investor – Amended	778,504	3.14	March 31, 2019
2013 Investor – Un-amended (note 5)	105,129	2.68	January 25 to March 6, 2018
Dividend	812,502	5.00	January 24, 2018
Issued for services	265,000	3.00	March 1, 2020 to February 1, 2021
Issued for services	43,750	7.04	September 12, 2018
Issued for services	41,400	5.93	February 27, 2020
2018 Agent	400,000	1.25	September 20, 2022
2017 Agent	138,462	4.06	April 12, 2022
2016 Agent	103,964	4.00	May 12, 2021
2015 Agent	21,768	3.00	July 15, 2020

	15,028,906	2.25

7	Financial instruments

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

September 30, 2017

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2017

(expressed in US dollars unless otherwise noted)

The Company has the following liabilities under the fair value hierarchy:

	September 30, 2017
Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	$4,660

	June 30, 2017
Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	$61,228

8	Supplementary statement of cash flows information

	Three months ended
	September 30,
	2017	2016
	$	$

Reclassification of derivative liability to equity upon the exercise of warrants (note 5)	-	190,943
Reclassification of derivative liability to equity upon the amendment of warrants (note 5)	-	53,006
Reclassification of stock option liability to equity upon settlement (note 6)	-	260,969
Series B Preferred share common stock dividend (note 6)	41,666	307,298
Income taxes paid	-	-
Interest paid	-	-

9	Subsequent events

Subsequent to September 30, 2017, the Company granted 120,000 stock options to an officer and director of the Company. The options are exercisable at a price of $0.87 until November 3, 2027. The options vest pro rata monthly over one year commencing December 3, 2017.

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

You should review the factors and risks we describe under “Risk Factors” in our report on Form 10-K for the year ended June 30, 2017 and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”), available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

Recent Highlights

●

We strengthened our management team by appointing Saiid Zarrabian as Interim Chief Executive Officer. Mr. Zarrabian’s experience in overseeing the growth of multiple companies will augment DelMar's management as we continue to transition to a late-stage development company and seek additional opportunities to maximize shareholder value. Jeffrey Bacha will retain his position as President of the Company and a member of the Board and will also serve as the Company’s Chief Operating Officer.

●

During the quarter ended September 30, 2017, we initiated our pivotal STAR-3 clinical trial of VAL-083 in refractory glioblastoma multiforme (“GBM”) and enrolled our first patient. The STAR-3 trial is designed to enroll 180 patients whose glioblastoma has recurred following standard of care treatment. There are currently no approved treatment options for these patients.

●	In April and September 2017, we completed offerings of common stock and warrants for aggregate gross proceeds of approximately $19 million. We intend to use the net proceeds of these offerings for our clinical trials and for general corporate purposes, which may include working capital, capital expenditures, research and development and other commercial expenditures. In addition, we may use the net proceeds from these offerings for acquisitions or investments in businesses, products or technologies that are complementary and accretive to our business.

●	In September 2017, we initiated patient recruitment for an open label Phase 2 clinical trial of VAL-083 in newly diagnosed patients with MGMT-unmethylated GBM, which is being conducted with funding support through our collaboration with Guangxi Wuzhou Pharmaceutical (Group) Co. Ltd. This trial complements our ongoing open label Phase 2 clinical trial in patients with MGMT-unmethylated GBM whose tumors have recurred following treatment with temozolomide (bevacizumab naïve), which is being conducted in collaboration with the University of Texas MD Anderson Cancer Center.

●	In September 2017, we received notice of allowance from the FDA for our Phase 1-2 VAL-083 REPROVe clinical trial in Pt-resistant ovarian cancer. We will seek to initiate the REPROVe trial as soon as practicable, subject to negotiating acceptable clinical research agreements and budgets with clinical investigators and their institutions and obtaining IRB approvals.

●	We presented promising research results supporting the potential of VAL-083 in the treatment of a range of cancers for patients whose tumors exhibit features that make them resistant to, or unlikely to respond to, currently available therapies. For example:

●	At the American Association for Cancer Research (“AACR”)-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics we presented data suggesting the potential for synergy with treatments that depend on a cancer cell to be in the S-phase for activity. Such agents include topoisomerase inhibitors, commonly used in the treatment of brain cancer and other solid tumors, and PARP inhibitors, commonly used in the treatment of ovarian cancer;

●	At AACR’s Special Conference: Addressing Critical Questions in Ovarian Cancer Research and Treatment we presented data demonstrating how VAL-083 targets the DNA of cancer cells in a mechanistically different fashion than platinum-based chemotherapeutic agents or PARP inhibitors, and how these differences position VAL-083 as a potential new therapeutic option in the treatment of ovarian cancer;

●	We presented data supporting the effectiveness of VAL-083 in the treatment of GBM at the annual meetings of the American Society for Clinical Oncology (“ASCO”), the American Association of Cancer Research (“AACR”), the World Federation of NeuroOncology Societies (“WFNOS”), the European Association for NeuroOncology, and the Society for NeuroOncology (“SNO”); and

●	We presented data supporting the activity of VAL-083 in treatment-resistant medulloblastoma both as a single agent and in combination with topoisomerase inhibitors at the SNO Pediatric Oncology Symposium and at the AACR Advances in Pediatric Research: From Mechanisms and Models to Treatment and Survivorship Conference.

●	The US patent office granted DelMar a new patent covering improved analytical methods related to the manufacturing of the Company’s lead compound, VAL-083. DelMar now holds eight issued US patents and eight issued patents outside the US. We have fourteen patent families in various stages of prosecution with over 100 patent filings in total.

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

VAL-083

Our lead product candidate VAL-083 is a “first-in-class” small molecule chemotherapeutic, which means that the molecular structure of VAL-083 is not an analogue or derivative of a product approved, or in development for the treatment of cancer. VAL-083 is a DNA-targeting agent that was originally discovered in the 1960’s. It was assessed in more than 40 NCI-sponsored Phase 1 and Phase 2 clinical trials as a treatment against various cancers including lung, brain, cervical, ovarian tumors and leukemia. Published preclinical and clinical data suggest that VAL-083 may be active against a range of tumor types. VAL-083 is approved as a cancer chemotherapeutic in China for the treatment of CML and lung cancer. VAL-083 has not been approved for any indications outside of China.

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

We are currently studying VAL-083 in clinical trials for the treatment of GBM, the most common and aggressive form of brain cancer. We have also recently received notice of allowance from the FDA for an Investigational New Drug (“IND”) to initiate clinical trials with VAL-083 in the treatment of ovarian cancer.

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

Based on published research and our own data, the cytotoxic functional groups and the mechanism of action of VAL-083 are functionally different from alkylating agents commonly used in the treatment of cancer. VAL-083 has previously demonstrated activity in cell-lines that are resistant to other types of chemotherapy. No evidence of cross-resistance has been reported in published clinical studies.

Our in vitro data also demonstrate that VAL-083’s distinct mechanism may be able to overcome drug resistance against a range of cancers. For example, VAL-083 is active against MGMT-unmethylated GBM cells which are resistant to treatment with temozolomide and nitrosoureas. VAL-083 also retains a high level of activity in p53 mutated non-small cell lung cancer (“NSCLC”), ovarian cancer and medulloblastoma cell lines that are resistant to platinum-based chemotherapy.

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

TMZ and the nitrosoureas, including carmustine, lomustine, and nimustine, are alkylating agents that cross the blood-brain-barrier and are used in the treatment of CNS cancers, including GBM. Alkylating agents are among the oldest type of cancer chemotherapies in use today. Alkylating agents bind to DNA to cause damage to cancer cells. Their anti-tumor mechanism is via alkylation of DNA resulting in base-pair mismatch or strand-mediated crosslinks between base pairs. The DNA damage caused by alkylating agents mimics naturally occurring errors, resulting in apoptosis and tumor cell death.

The primary anti-cancer mechanism of TMZ and the nitrosoureas is to attack the tumor’s DNA via alkylation of the O6-position of the DNA base residue, guanine. TMZ treatment causes DNA damage mainly by methylation at the O6-position of guanine resulting in guanine-thymine base pair mismatches during replication. Nitrosoureas mediate their cytotoxic effect by alkylation at the O6-position of guanine which produces a cross-link to cytosine residues resulting in double-strand DNA breaks during mitosis.

A majority of GBM patients’ tumors are resistant to TMZ or nitrosourea therapy due to high expression of a naturally occurring enzyme called O6-DNA methylguanine methyl-transferase (“MGMT”) which repairs O6-guanine lesions. MGMT repair in turn inhibits the activity of TMZ and nitrosoureas and allows a patient’s GBM tumor to continue to grow despite treatment.

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

Our research, along with that of others, demonstrates that VAL-083’s unique cytotoxic mechanism forms DNA cross-links at the N7 position of guanine and retains cytotoxic activity independent of MGMT expression in vitro. This mechanism is distinct from that of temozolomide and nitrosoureas, which are DNA-targeting agents commonly used in the treatment of GBM. Of particular importance is in the treatment of GBM resistance to temozolomide, or nitrosoureas, due to activity of the repair enzyme MGMT, which results in chemoresistance in many GBM patients.

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

We believe that VAL-083’s more potent activity against brain tumor cells in comparison to TMZ, VAL-083’s ability to overcome MGMT-mediated resistance, and its activity against GBM cancer stem cells suggests the potential of VAL-083 to surpass the current standard-of-care in the treatment of GBM.

Based on our research demonstrating a novel anti-tumor mechanism and the historical clinical data demonstrating activity against GBM, we have initiated clinical trials in refractory GBM and in MGMT-unmethylated GBM. Our clinical trials in the United States are being conducted under IND applications filed with the FDA. If successful, we believe data from these trials will support a potential paradigm shift in the treatment of GBM where VAL-083 could become the chemotherapy of choice in the treatment of the majority of GBM patients.

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

The STAR-3 trial is designed to enroll up to 180 eligible patients that will be randomized at approximately 25 centers in the United States to receive either the investigational drug (VAL-083) or “investigator’s choice salvage therapy” in a 2:1 fashion. Up to 120 eligible patients will be randomized to receive intravenous VAL-083 at 40 mg/m2 on days 1, 2, and 3 of a 21-day treatment cycle, for up to 12, 21-day treatment cycles or until they fulfill one of the criteria for study discontinuation, and up to 60 patients will be randomized to “investigator’s choice” control, limited to temozolomide, lomustine, or carboplatin, until they fulfill one of the criteria for study discontinuation.

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

In May 2016, we held an end of Phase 2 meeting with the FDA in which we discussed with the FDA the design of a Phase 3, registration-directed clinical program for VAL-083 in refractory GBM. Based on the input we received from the FDA, the agency confirmed that it would consider the totality of data available, including data obtained from DelMar’s other planned clinical trials in related GBM populations, when assessing the New Drug Application (“NDA”). The FDA also noted that DelMar can rely on prior NCI studies and historical literature to support nonclinical data required for an NDA filing under 505(b)(2) which allows a sponsor to rely on already established safety and efficacy data in support of an NDA.

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

Phase 2 Trial in Newly Diagnosed MGMT-unmethylated GBM

In September 2017, we initiated a single arm, biomarker driven, open-label Phase 2 study in newly diagnosed MGMT-unmethylated GBM patients at Sun Yat-sen University Cancer Center in Guangzhou, China. The trial is being conducted in the context of our 2012 collaboration agreement with Guangxi Wuzhou Pharmaceutical (Group) Co. Ltd. Under the terms of this agreement, Guangxi Wuzhou Pharmaceutical (Group) Co. Ltd. is responsible for funding VAL-083 clinical trials that we conduct in China.

In this study, VAL-083 will be combined with radiotherapy as a potential replacement for temozolomide in patients with high expression of MGMT. The main goal of the trial will be to confirm the safety of DelMar’s optimized dosing regimen in combination with radiotherapy and to investigate outcomes of the combination of VAL-083 and radiotherapy in MGMT-unmethylated GBM patients.

Up to 30 newly diagnosed MGMT-unmethylated GBM patients will be enrolled in this trial. The primary efficacy endpoint is the determination of tumor response in patients measured by progression free survival (“PFS”). Assessments of safety and tolerability will be used to support further clinical development of VAL-083 in combination with radiotherapy. Pharmacokinetic assessments of VAL-083 in plasma and cerebral spinal fluid (“CSF”) will be used to correlate drug exposure in the central nervous system with patient outcomes.

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

A detailed description of this trial can be found at clinicaltrials.gov, Identifier Number: NCT02717962.

Phase 2 Study in Recurrent MGMT-unmethylated GBM in Collaboration with University of Texas MD Anderson Cancer Center

In January 2017, we initiated a biomarker driven, open-label, single-arm Phase 2 study in collaboration with the University of Texas MD Anderson Cancer Center. This trial will enroll up to 48 MGMT-unmethylated GBM patients whose tumors have recurred following treatment with temozolomide. These patients will not have been treated with prior bevacizumab.

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

A detailed description of this trial can be found at clinicaltrials.gov, Identifier Number: NCT03050736.

Ovarian Cancer

Ovarian cancer is the fifth most common cancer in women and is the leading cause of death among women diagnosed with gynecological malignancies. In 2016, approximately 22,300 women in the US were diagnosed with ovarian cancer and 14,300 died from their disease. If detected early, ovarian cancer can often be cured with surgery. When detected early, up to 90% of patients are likely to survive for more than five years.

The initial symptoms of ovarian cancer such as abdominal bloating, indigestion, pelvic pain or nausea are often attributed to symptoms caused by a less serious condition. Therefore, in most cases, ovarian cancer is not diagnosed until it has progressed to an advanced stage when it is no longer possible to surgically remove all tumor tissue.

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

We plan to request a meeting with FDA following completion of the Phase 1 portion of the REPROVe trial. If successful, data from this trial may lead to a confirmatory Phase 2 study of approximately 60 patients, which if successful, and subject to feedback from the FDA may position us to potentially file an application for accelerated approval or to advance to a pivotal Phase 3 trial.

We will seek to initiate the REPROVe trial as soon as practicable, subject to negotiating acceptable clinical research agreements and budgets with clinical investigators and their institutions and obtaining IRB approvals.

A detailed description of the REPROVe trial can be found at clinicaltrials.gov, Identifier Number: NCT03281681.

Other Indications for VAL-083

VAL-083 in Lung Cancer

Lung cancer is a leading cause of cancer death around the world and effective treatment for lung cancer remains a significant global unmet need despite advances in therapy. In general, prognosis for lung cancer patients remains poor, with a 5-year survival rate of less than 14% among males and less than 18% among females in most countries.

Incidence of lung cancer in the United States is approximately 59 per 100,000 with the majority (52:100,000) being NSCLC, the most common type of lung cancer. World Health Organization projects that the incidence of lung cancer in China is expected to be approximately one million (1,000,000) new cases per year by 2025. Globally, the market for lung cancer treatment may exceed $24 billion by 2033 according to a report published by Evaluate Pharma.

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

We determined, in consultation with Guangxi Wuzhou Pharmaceuticals, that initiation of a lung cancer trial should be delayed until our planned China-based trial in newly-diagnosed MGMT-unmethylated GBM had received regulatory approval. We received regulatory approval in July 2017 and in September 2017 we initiated this trial, and we intend to work with Guangxi Wuzhou Pharmaceuticals to determine an appropriate strategy and timing for the potential initiation of VAL-083 in clinical trials in lung cancer.

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

Outstanding Securities

As of November 9, 2017, the Company has 21,601,475 shares of common stock issued and outstanding, 957,761 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 15,028,906 shares of common stock, 881,113 outstanding shares of Series B Preferred Stock that are convertible into 2,202,792 shares of common stock, and outstanding stock options to purchase 1,420,850 shares of common stock. All Exchangeable Shares, warrants, and stock options are convertible, or exercisable into, one share of common stock. Each Series B convertible preferred share is convertible into 2.5 shares of common stock.

Related Parties

The Company acquired its initial patents and technology rights from Valent, an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer and Director. As a result, Valent is a related party to the Company.

Pursuant to employment and consulting agreements with the Company’s officers the Company recognized a total of $142,500 (2016 - $120,000) in expenses for the three months ended September 30, 2017. Amounts owed to related parties are non-interest bearing and payable on demand.

The Company recognized $52,500 (2016 – $45,000) in directors’ fees during the three months ended September 30, 2017.

As part of the Series B preferred stock dividend (note 6) the Company issued 1,511 (2016 – 1,511) shares of common stock to officers and directors of the Company and recognized $1,269 (2016 - $9,142) as a direct increase to accumulated deficit for the three months ended September 30, 2017.

The Company recorded $2,089 (2016 - $2,089) in dividends related to the Series A preferred stock issued to Valent (note 3) for the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Company granted a total of 180,000 stock options to the Company’s independent directors. The stock options are exercisable at a price of $2.11 and have a term of 10 years. One-third of the options vest on June 30, 2018 and 15,000 options vest on a quarterly basis thereafter commencing September 30, 2018.

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

As a result of the financing completed by the Company during the three months ended September 30, 2015 the exercise price of all of the 2013 Investor Warrants was reduced from $3.20 to $3.14. As a result of the financing completed by the Company during the three months ended September 30, 2017 the exercise price of the un-amended 2013 Investor Warrants was further reduced from $3.14 to $2.68. The change in exercise price did not result in a material change in the derivative liability.

2013 Investor Warrant exercises

During the three months ended September 30, 2016, 42,907 of the 2013 Investor Warrants were exercised at an exercise price of $3.14 per share. The Company received proceeds of $134,900 from these exercises. The warrants that have been exercised were revalued at their respective exercise dates and then the reclassification to equity was recorded resulting in $181,008 of the derivative liability being reclassified to equity.

There were no exercises of 2013 Investor Warrants during the three months ended September 30, 2017.

2013 Investor Warrant amendments

During the year ended June 30, 2016, the Company entered into amendments (the “2013 Investor Warrant Amendments”) with the holders of certain of the 2013 Investor Warrants to extend the expiration date to March 31, 2019 and remove the provision requiring an adjustment of the warrant exercise price in the event the Company sells common stock at a purchase price lower than the current warrant exercise price. During the three months ended September 30, 2016, 15,944 of the 2013 Investor Warrants were amended. The warrants that have been amended were revalued at their respective amendment dates and then the reclassification to equity was recorded resulting in $53,006 of the derivative liability being reclassified to equity.

There were no amendments of the 2013 Investor Warrants during the three months ended September 30, 2017.

2015 Agent Warrants

As part of the Company’s financing completed during the year ended September 30, 2016, the Company issued warrants to purchase 23,477 shares of common stock to certain placement agents (“2015 Agent Warrants”) and recognized them as a derivative liability of $29,594 at the time of issuance. The 2015 Agent Warrants are exercisable at a per share price equal to $3.00 until July 15, 2020. During the three months ended September 30, 2016, 680 of the 2015 Agent Warrants were exercised for cash proceeds of $2,040 and 1,000 of the 2015 Agent Warrants were exercised on a cashless basis for 594 shares of common stock. The total reclassification to equity subsequent to revaluation at the respective exercise dates was $9,935.

There were no exercises of the 2015 Agent Warrants during the three months ended September 30, 2017.

The Company’s derivative liability is summarized as follows:

	Three months ended
	September 30,
	2017	2016
	$	$

Opening balance	61,228	693,700
Change in fair value of warrants	(56,568)	140,594
Reclassification to equity upon amendment of warrants	-	(53,006)
Reclassification to equity upon exercise of warrants	-	(190,943)

Closing balance	4,660	590,943
Less current portion	(589)	-

Long term portion	4,071	590,943

The derivative liability consists of the following warrants:

	September 30, 2017
	Number of warrants	$

2013 Investor Warrants	105,129	549
Warrants issued for services	43,750	40
2015 Agent Warrants	21,768	4,071

Closing balance	170,647	4,660
Less current portion	(148,879)	(589)

Long-term portion	21,768	4,071

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency at September 30, 2017 is the US$. The following tables represent selected financial information for the Company for the periods presented.

Selected Balance Sheet Data

	September 30, 2017 $	June 30, 2017 $

Cash and cash equivalents	13,156,485	6,586,014
Working capital	12,888,140	6,566,371
Total assets	14,448,163	7,911,021
Derivative liability	4,660	61,228
Total stockholders’ equity	12,918,754	6,578,524

Selected Statement of operations data

For the three months ended:

	September 30,	September 30,
	2017	2016
	$	$

Research and development	1,934,643	732,729
General and administrative	744,621	1,316,639
Change in fair value of stock option and derivative liabilities	(56,568)	225,688
Foreign exchange loss	43,866	15,324
Interest income	(156)	(41)
Net and comprehensive loss for the period	2,666,406	2,290,339
Series B Preferred stock dividend	41,666	307,298
Net and comprehensive loss available to common stockholders	2,708,072	2,597,637
Basic weighted average number of shares outstanding	15,292,781	11,301,989
Basic and fully diluted loss per share	0.18	0.23

Expenses net of share-based payments

The following table discloses research and development, and general and administrative expenses net of share-based payment expenses.

For the three months ended:

	September 30, 2017 $	September 30, 2016 $

Research and development	1,934,643	732,729
Share-based expenses included in research and development	4,974	(55,837)
Research and development net of non-cash	1,939,617	676,892

General and administrative	744,621	1,316,639
Share-based expenses included in general and administrative	(68,363)	(590,225)
General and administrative net of non-cash	676,258	726,414

Results of Operations

Comparison of the three months ended September 30, 2017 and September 30, 2016

	Three Months Ended
	September 30, 2017 $	September 30, 2016 $	Change $	Change %

Research and development	1,934,643	732,729	1,201,914	164
General and administrative	744,621	1,316,639	(572,018)	(43)
Change in fair value of stock option and derivative liabilities	(56,568)	225,688	(282,256)	(125)
Foreign exchange loss	43,866	15,324	28,542	186
Interest income	(156)	(41)	(115)	280
Net loss and comprehensive loss	2,666,406	2,290,339	376,067

Research and Development

Research and development expenses increased to $1,934,643 for the three months ended September 30, 2017 from $732,729 for the three months ended September 30, 2016. The increase was largely attributable to an increase in clinical development costs with smaller impacts from an increase in intellectual property and preclinical research expenses. Partially offsetting these increases was a decrease in non-cash expenses during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. For the three months ended September 30, 2017 non-cash expense related to stock option expense only while for the three months ended September 30, 2016, non-cash expense related to warrants issued for services as well as stock option expense. Non-cash expense for the three months ended September 30, 2017 was the result of a reversal of stock option expense of $4,974 while non-cash expense for the three months ended September 30, 2016 was $55,837. The change was due to a higher share price in the prior quarter compared to the current quarter resulting in a lower expense due to revaluation of unvested options.

Excluding the impact of non-cash expense, research and development expenses increased to $1,939,617 during the current quarter from $676,892 for the prior quarter. The increase in clinical costs for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to manufacturing costs and initiation expenses for the commencement of enrollment for the Company’s pivotal STAR-3 study. Also, during the current quarter, enrollment in the Company’s Phase II GBM trial in unmethylated patients being conducted at the MD Anderson Cancer Center was ongoing while in the prior quarter, the study had not yet commenced. Intellectual property costs increased in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as the Company continued to expand and advance its patent portfolio. New patents filed in previous periods require on-going costs to advance those filings in the United States and in foreign jurisdictions. Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs. During the three months ended September 30, 2017 the Company announced the issuance of its eighth U.S. patent. Preclinical research increased primarily due to an increase in the ongoing mechanism of action research that the Company has undertaken in the current period.

General and Administrative

General and administrative expenses were $744,621 for the three months ended September 30, 2017 compared to $1,316,639 for the three months ended September 30, 2016. The decrease was primarily due to a decrease in non-cash expenses in the current quarter compared to the prior quarter. In relation to general and administrative expenses during the three months ended September 30, 2017, the Company incurred non-cash expenses of $68,363 relating to warrants issued for services and stock option expenses while during the three months ended September 30, 2016, the Company incurred non-cash expenses relating to shares and warrants issued for services, and stock option expense.

Excluding the impact of non-cash expenses, general and administrative expenses decreased in the three months ended September 30, 2017 to $676,258 from $726,414 for the three months ended September 30, 2016. Professional fees incurred during the three months ended September 30, 2017 relate to various matters including the preparation of the Company’s 2017 Omnibus Incentive Plan, regulatory filings, and corporate governance matters. In the three months ended September 30, 2016 the costs were incurred related to preparing for the Company’s uplisting of its common stock on the Nasdaq Stock Market as well as fees associated with one-time listing activities, and the filing of three registration statements with the SEC that were all declared effective in September 2016.

Change in fair value of stock option and derivative liabilities

Based on the terms of certain warrants issued by the Company, the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed statement of loss and comprehensive loss. The balances recognized during the three months ended September 30, 2017 and 2016 were primarily due to changes in the Company’s common stock price between the date the warrants were last valued on June 30, 2017 and 2016 respectively which are the valuation dates used for the quarters ended September 30.

The Company recognized a gain of $56,568 from the change in fair value of the derivative liability for the three months ended September 30, 2017 and a loss of $225,688 for the three months ended September 30, 2016.

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

Foreign Exchange

The Company’s functional currency at September 30, 2017 is the US$ but the Company incurs a portion of its expenses in CA$. The foreign exchange gains and losses are reported in other loss (income) in the consolidated condensed interim statement of loss and comprehensive loss.

The Company recognized foreign exchange losses of $43,866 and $15,324 for the quarter ended September 30, 2017 and 2016, respectively. The losses were due to changes in the exchange rate between the CA$ and the US$ and to varying levels of CA$ cash and accounts payable.

Preferred Share Dividends

For each of the three months ended September 30, 2017 and 2016 the Company recorded $2,089 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

The Company issued 49,602 (2016 – 50,793) shares of common stock on September 30, 2017 as a dividend on the Series B Preferred stock and recognized $41,666 (2016 - $307,298) as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

	September 30, 2017 $	September 30, 2016 $	Change $	Change %

Cash flows from operating activities	(2,372,776)	(1,613,082)	(759,694)	47
Cash flows from financing activities	8,943,247	254,851	8,688,396	3,409

Operating Activities

Net cash used in operating activities increased to $2,372,776 for the three months ended September 30, 2017 from $1,613,082 for the three months ended September 30, 2016. During the three months ended September 30, 2017 and 2016 the Company reported net losses of $2,679,531 and $2,290,339, respectively. During the three months ended September 30, 2017 the Company recorded a gain from the revaluation of the derivative and stock option liabilities of $56,568 compared to a loss of $225,688 for the three months ended September 30, 2016. Excluding the impact of changes in the fair value of the derivative and stock option liabilities, non-cash items relating to amortization, warrants issued for services, and stock option expense totaled $68,994 for the three months ended September 30, 2017. Non-cash items relating to amortization, shares and warrants issued for services, and stock option expense totaled $649,920 for the three months ended September 30, 2016. The most significant change in non-cash working capital for the three months ended September 30, 2017 was cash from an increase in accounts payable and accrued liabilities of $255,870. The most significant change in non-cash working capital for the three months ended September 30, 2016 was cash used in a reduction of accounts payable and accrued liabilities of $178,161.

Financing Activities

During the three months ended September 30, 2017 the Company received $8,945,336 in net proceeds from the completion of a registered direct offering by the Company of common stock and common stock purchase warrants. During the three months ended September 30, 2016 the Company received $256,940 from the exercise of warrants.

In addition, the Company recorded $2,089 related to the dividend payable to Valent during each of the three months ended September 30, 2017 and 2016 respectively.

Operating Capital and Capital Expenditure Requirements

Liquidity Risk

(See note 1 to the consolidated condensed interim financial statements)

For the three months ended September 30, 2017, the Company reported a loss of $2,666,406 and the Company had an accumulated deficit of $43,828,594 at that date. As at September 30, 2017, the Company had cash on hand of $13,156,485. During the three months ended September 30, 2017, the Company received $8,945,336 in net proceeds from a registered direct offering. We believe, based on our current estimates, that we will be able to fund our operations beyond the next twelve months.

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

A detailed presentation of all of the Company’s significant accounting policies and the estimates derived there from is included in Note 2 to the Company’s consolidated financial statements for the year ended June 30, 2017 contained in our Form 10-K filed with the SEC on September 27, 2017. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

●	Warrants and shares issued for services

●	Stock options

●	Derivative liability

●	Clinical trial accruals

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

Clinical trial accruals

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

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (as required by Rule 13a-15 under the Exchange Act) of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, due to the material weakness in internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on September 27, 2017.

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2017, we issued 49,602 shares of common stock as dividends on our outstanding shares of Series B Preferred Stock.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 21, 2017)
10.1	Form of Purchase Agreement, dated as of September 20, 2017 among DelMar Pharmaceuticals, Inc. and the purchasers thereunder (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 21, 2017)
10.2	Engagement Letter, dated September 17, 2017 between DelMar Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC. ( incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 21, 2017)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DelMar Pharmaceuticals, Inc.

Date: November 9, 2017	By:	/s/ Saiid Zarrabian
Saiid Zarrabian
Interim Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)

