Form 10-Q
period 2018-03-31
DelMar Pharmaceuticals, Inc.
filed 2018-05-15
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

(604) 629-5989
(Registrant’s telephone number, including area code)

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

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 22,012,237 shares of common stock are issued and outstanding as of May 14, 2018.

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Financial Statements

(Unaudited)

For the nine months ended March 31, 2018

(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Balance Sheets

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	March 31, 2018 $	June 30, 2017 $

Assets

Current assets
Cash and cash equivalents		8,506,922	6,586,014
Prepaid expenses and deposits		1,072,829	1,208,122
Interest, taxes and other receivables		62,017	76,595
		9,641,768	7,870,731
Intangible assets - net		35,070	40,290
		9,676,838	7,911,021

Liabilities

Current liabilities
Accounts payable and accrued liabilities		1,890,946	1,182,312
Related party payables	4	122,773	88,957
Current portion of derivative liability	5	5	33,091
		2,013,724	1,304,360

Derivative liability	5	3,384	28,137

		2,017,108	1,332,497
Stockholders’ accumulated equity

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at March 31, 2018 (June 30, 2017 – 278,530)	3, 6	278,530	278,530
881,113 Series B shares at March 31, 2018 (June 30, 2017 – 881,113)	6	6,146,880	6,146,880
1 special voting share at March 31, 2018 (June 30, 2017 – 1)		-	-

Common stock
Authorized
50,000,000 shares, $0.001 par value	9
22,912,510 issued at March 31, 2018 (June 30, 2017 – 14,509,633)	6	22,913	14,510

Additional paid-in capital	6	43,739,819	36,665,285

Warrants	6	7,478,529	4,570,574

Accumulated deficit		(50,028,119)	(41,118,433)

Accumulated other comprehensive income		21,178	21,178

		7,659,730	6,578,524

		9,676,838	7,911,021

Liquidity risk, nature of operations, and corporate history (note 1)

Subsequent events (note 9)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Loss and Comprehensive Loss

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	Three months ended March 31, 2018 $	Three months ended March 31, 2017 $	Nine months ended March 31, 2018 $	Nine months ended March 31, 2017 $

Expenses
Research and development	4	1,779,609	1,086,107	5,856,197	2,939,746
General and administrative	4	1,155,038	698,125	2,911,538	2,586,050

		2,934,647	1,784,232	8,767,735	5,525,796

Other loss (income)
Change in fair value of stock option and derivative liabilities	5, 6	(2,160)	77,479	(57,839)	(58,501)
Foreign exchange loss		6,420	6,897	57,406	13,726
Interest income		(5,850)	(148)	(6,241)	(249)

		(1,590)	84,228	(6,674)	(45,024)

Net and comprehensive loss for the period		2,933,057	1,868,460	8,761,061	5,480,772

Computation of basic loss per share
Net and comprehensive loss for the period		2,933,057	1,868,460	8,761,061	5,480,772
Series B Preferred stock dividend		46,626	209,811	142,358	676,865
Net and comprehensive loss available to common stockholders		2,979,683	2,078,271	8,903,419	6,157,637
Basic and fully diluted loss per share		0.13	0.18	0.44	0.54

Basic weighted average number of shares		22,832,445	11,574,052	20,179,765	11,432,376

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statement of Cash Flows

(Unaudited)

(expressed in US dollars unless otherwise noted)

		Nine months ended March 31,
		2018	2017
	Note	$	$
Cash flows from operating activities
Loss for the period		(8,761,061)	(5,480,772)
Items not affecting cash
Amortization of intangible assets		17,869	11,574
Change in fair value of stock option and derivative liabilities	5,6	(57,839)	(58,501)
Shares issued for services	6	4,821	564,000
Warrants issued for services	6	155,204	80,421
Stock option expense	6	430,673	106,571

Changes in non-cash working capital
Interest, taxes and other receivables		14,578	(52,174)
Prepaid expenses		135,293	24,355
Accounts payable and accrued liabilities		708,634	207,803
Related party payables	4	33,816	26,815

		(7,318,012)	(4,569,908)

Cash flows from investing activities
Intangible assets – website development costs		(12,649)	-

		(12,649)	-

Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	6	8,945,336	-
Proceeds from the exercise of warrants	6	312,500	545,022
Series A preferred stock dividend	6	(6,267)	(6,267)
Deferred costs	6	-	(25,705)

		9,251,569	513,050

Increase (decrease) in cash and cash equivalents		1,920,908	(4,056,858)

Cash and cash equivalents - beginning of period		6,586,014	6,157,264

Cash and cash equivalents - end of period		8,506,922	2,100,406

Supplementary information (note 8)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2018

(expressed in US dollars unless otherwise noted)

1	Liquidity risk, nature of operations, and corporate history

Liquidity risk

For the nine months ended March 31, 2018, the Company reported a loss of $8,761,061 and the Company had an accumulated deficit of $50,028,119 at that date. As at March 31, 2018, the Company had cash and cash equivalents on hand of $8,506,922. During the nine months ended March 31, 2018, the Company received $8,945,336 in net proceeds from a registered direct offering. Management believes, based on management’s current estimates, that the Company will be able to fund its operations beyond the next twelve months.

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

There is no assurance that management’s cost estimates will prove to be accurate or that unforeseen events, problems or delays will not occur with respect thereto. The ability of the Company to meet its obligations and continue the research and development of its product candidate beyond the next twelve months is dependent on its ability to continue to raise adequate financing. There can be no assurance that such financing will be available to the Company in the amount required at any time or for any period or, if available, that it can be obtained on terms satisfactory to the Company. The Company may tailor its drug candidate development program based on the amount of funding the Company raises.

Nature of operations

The Company is a clinical stage drug development company with a focus on the treatment of cancer.  DelMar is conducting clinical trials in the United States with VAL-083 as a potential new treatment for glioblastoma multiforme, the most common and aggressive form of brain cancer.  The Company has also acquired certain commercial rights to VAL-083 in China where it is approved as a chemotherapy for the treatment of chronic myelogenous leukemia and lung cancer.  In order to accelerate development timelines, DelMar leverages existing clinical and commercial data from a wide range of sources.  The Company may seek marketing partnerships to potentially generate future royalty revenue.

The address of the Company’s administrative offices is Suite 720 - 999 West Broadway, Vancouver, British Columbia, V5Z 1K5 with clinical operations located at 3485 Edison Way, Suite R, Menlo Park, California, 94025.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2018

(expressed in US dollars unless otherwise noted)

Corporate history

The Company is a Nevada corporation formed on June 24, 2009 under the name Berry Only, Inc. On January 25, 2013, the Company entered into and closed an exchange agreement (the “Exchange Agreement”), with Del Mar Pharmaceuticals (BC) Ltd. (“Del Mar (BC)”), 0959454 B.C. Ltd. (“Callco”), and 0959456 B.C. Ltd. (“Exchangeco”) and the security holders of Del Mar (BC). Upon completion of the Exchange Agreement, Del Mar (BC) became a wholly-owned subsidiary of the Company (the “Reverse Acquisition”).

DelMar Pharmaceuticals, Inc. is the parent company of Del Mar (BC), a British Columbia, Canada corporation incorporated on April 6, 2010, which is a clinical stage company with a focus on the development of drugs for the treatment of cancer. The Company is also the parent company to Callco and Exchangeco which are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the Reverse Acquisition.

References to the Company refer to the Company and its wholly-owned subsidiaries, Del Mar (BC), Callco and Exchangeco.

2	Significant accounting policies

Basis of presentation

The consolidated condensed interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and are presented in United States dollars. The functional currency of the Company and each of its subsidiaries is the United States dollar.

The accompanying consolidated condensed interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Del Mar BC, Callco, and Exchangeco. All intercompany balances and transactions have been eliminated.

The principal accounting policies applied in the preparation of these financial statements are set out below and have been consistently applied to all periods presented.

Unaudited interim financial data

The accompanying unaudited March 31, 2018 consolidated condensed interim balance sheet, the consolidated condensed interim statements of loss and comprehensive loss for the three and nine months ended March 31, 2018 and 2017, and consolidated condensed cash flows for the nine months ended March 31, 2018 and 2017, and the related interim information contained within the notes to the consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These consolidated condensed interim financial statements should be read in conjunction with the audited financial statements of the Company as at June 30, 2017 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 27, 2017. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position at March 31, 2018 and results of its operations for the three and nine months ended March 31, 2018 and 2017, and its cash flows for the nine months ended March 31, 2018 and 2017. The results for nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2018 or for any other future annual or interim period.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2018

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

Loss per share

Loss per share is calculated based on the weighted average number of common shares outstanding. For the three and nine month periods ended March 31, 2018 and 2017 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, and convertible Series B Preferred stock are anti-dilutive. At March 31, 2018, potential common shares of 14,281,275 (2017 – 4,413,520) relating to warrants, 1,720,850 (2017 – 1,120,850) relating to stock options, and 2,202,792 (2017 – 2,218,417) relating to the Series B convertible preferred stock were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

Accounting Standards Update (“ASU”) 2017-11 — I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

The amendments in this update are intended to reduce the complexity associated with the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, the indefinite deferral of certain provisions of Topic 480 have been re-characterized to a scope exception. The re-characterization has no accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2018

(expressed in US dollars unless otherwise noted)

ASU 2016-09 — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

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

ASU 2016-01 — Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

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

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent Technologies, LLC (“Valent”), an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer, and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $278,530 (including aggregate accrued interest to September 30, 2014 of $28,530), issued to Valent by Del Mar (BC), for 278,530 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2018

(expressed in US dollars unless otherwise noted)

4	Related party transactions

Pursuant to employment and consulting agreements with the Company’s officers the Company recognized a total of $304,888 (2017 - $162,500) in expenses for the three months ended March 31, 2018 and $674,055 (2017 - $557,500) for the nine months ended March 31, 2018. In addition, for the nine months ended March 31, 2018, the Company recognized a total of $311,683 relating to the settlement agreement with the Company’s former President and Chief Operating Officer. Amounts owed to related parties, including to the Company’s former President and Chief Operating Officer, are non-interest bearing and payable on demand.

The Company recognized $45,000 (2017 – $44,500) in directors’ fees during the three months ended March 31, 2018 and $141,250 (2017 - $126,500) during the nine months ended March 31, 2018.

As part of the Series B preferred stock dividend (note 6), the Company issued 1,511 (2017 – 1,511) shares of common stock to officers and directors of the Company and recognized an amount of $1,420 (2017 - $6,346) for the three months ended March 31, 2018. For the nine months ended March 31, 2018, the Company issued 4,533 (2017 – 4,533) shares of common stock and recognized $4,336 (2017 - $20,306). All of the dividends have been recognized as a direct increase to deficit.

The Company recorded $2,089 (2017 - $2,089) in dividends related to the Series A preferred stock issued to Valent (note 3) for the three months ended March 31, 2018 and $6,267 (2017 - $6,267) for the nine months ended March 31, 2018. The dividends have been recorded as a direct increase in accumulated deficit.

During the nine months ended March 31, 2018, the Company granted a total of 180,000 stock options to the Company’s independent directors. The stock options are exercisable at a price of $2.11 and have a term of 10 years. One-third of the options vest on June 30, 2018 and 15,000 options vest on a quarterly basis thereafter commencing September 30, 2018.  In addition, during the nine months ended March 31, 2018, the Company granted 120,000 stock options at an exercise price of $0.87 to its Interim President and Chief Executive Officer. The stock options have a term of 10 years and vest pro rata monthly during the year following grant. The Company also modified certain stock options held by its former President and Chief Operating Officer (note 6).

During the nine months ended March 31, 2017, the Company issued 224,600 stock options to officers of the Company at an exercise price of $4.95. The stock options vest pro rata on a monthly basis over 36 months and expire on February 17, 2027.

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

March 31, 2018

(expressed in US dollars unless otherwise noted)

2013 Investor Warrants

During the quarter ended March 31, 2013, the Company issued an aggregate of 3,281,250 units at a purchase price of $3.20 per unit, for aggregate gross proceeds of $10,500,000 (the “Private Offering”). Each unit consisted of one share of common stock and one five-year warrant (the “2013 Investor Warrants”) to purchase one share of common stock at an initial exercise price of $3.20. The exercise price of the 2013 Investor Warrants is subject to adjustment in the event that the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. The 2013 Investor Warrants are redeemable by the Company at a price of $0.004 per 2013 Investor Warrant at any time subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $6.40 per share with an average trading volume of 50,000 shares per day, and (ii) the underlying shares of common stock are registered for resale.

As a result of the financing completed by the Company during the three months ended September 30, 2015, the exercise price of all of the 2013 Investor Warrants was reduced from $3.20 to $3.14. As a result of the financing completed by the Company during the three months ended September 30, 2017, the exercise price of certain of the 2013 Investor Warrants was further reduced from $3.14 to $2.68. The change in exercise price did not result in a material change in the fair value of the derivative liability. All of the 2013 Investor Warrants giving rise to their respective portion of the derivative liability have expired as of March 31, 2018. As a result, they are no longer accounted for as a derivative liability.

2013 Investor Warrant exercises

During the nine months ended March 31, 2017, 65,095 of the 2013 Investor Warrants were exercised for 65,095 shares of common stock at an exercise price of $3.14 per share. The Company received proceeds of $204,659 from these exercises. The 2013 Investor Warrants that have been exercised were revalued at their respective exercise dates and then the reclassification to equity was recorded resulting in $238,474 of the derivative liability being reclassified to equity.

There were no exercises of 2013 Investor Warrants during the three or nine months ended March 31, 2018 nor the three months ended March 31, 2017.

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

During the nine months ended March 31, 2017, 15,944 of the 2013 Investor Warrants were amended. The warrants that have been amended were revalued at their respective amendment dates and then the reclassification to equity was recorded resulting in $53,006 of the derivative liability being reclassified to equity.

There were no amendments of the 2013 Investor Warrants during the three months or nine months ended March 31, 2018 nor during the three months ended March 31, 2017.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2018

(expressed in US dollars unless otherwise noted)

2015 Agent Warrants

As part of a financing completed by the Company in a prior period, the Company issued warrants to purchase 23,477 shares of common stock to certain placement agents (“2015 Agent Warrants”) and recognized them as a derivative liability of $29,594 at the time of issuance. The 2015 Agent Warrants are exercisable at a per share price equal to $3.00 until July 15, 2020. During the nine months ended March 31, 2017, 680 of the 2015 Agent Warrants were exercised for cash proceeds of $2,040 and 1,000 of the 2015 Agent Warrants were exercised on a cashless basis for 594 shares of common stock. The total reclassification to equity subsequent to revaluation at the respective exercise dates was $9,935.

There were no exercises of the 2015 Agent Warrants during the three and nine months ended March 31, 2018 nor the three months ended March 31, 2017.

The Company’s derivative liability is summarized as follows:

	Three months ended
	March 31,
	2018	2017
	$	$

Opening balance	5,549	171,211
Change in fair value of warrants	(2,160)	77,479

Closing balance	3,389	248,690
Less current portion	(5)	(157,145)

Long term portion	3,384	91,545

	Nine months ended
	March 31,
	2018	2017
	$	$

Opening balance	61,228	693,700
Change in fair value of warrants	(57,839)	(143,595)
Reclassification to equity upon amendment of warrants	-	(53,006)
Reclassification to equity upon exercise of warrants	-	(248,409)

Closing balance	3,389	248,690
Less current portion	(5)	(157,145)

Long term portion	3,384	91,545

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2018

(expressed in US dollars unless otherwise noted)

The derivative liability consists of the following warrants:

	March 31, 2018
	Number of warrants	$

Warrants issued for services	43,750	5
2015 Agent Warrants	21,768	3,384

Closing balance	65,518	3,389
Less current portion	(43,750)	(5)

Long-term portion	21,768	3,384

6	Stockholders’ equity

Preferred stock

Authorized

5,000,000 preferred shares, $0.001 par value

Issued and outstanding

Special voting shares – at March 31, 2018 – 1 (June 30, 2017 – 1)

Series A shares – at March 31, 2018 – 278,530 (June 30, 2017 – 278,530)

Series B shares – at March 31, 2018 – 881,113 (June 30, 2017 – 881,113)

Series B Preferred Shares

During the year ended June 30, 2016, the Company completed a financing whereby it issued an aggregate of 902,238 shares of Series B Preferred Stock at a purchase price of $8.00 per share. Each share of Series B Preferred Stock is convertible into 2.5 shares of common stock equating to a conversion price of $3.20 (the “Conversion Price”) and will automatically convert to common stock at the earlier of 24 hours following regulatory approval of VAL-083 with a minimum closing bid price of $8.00 or five years from the final closing date. The holders of the Series B Preferred Stock are entitled to an annual cumulative, in arrears, dividend at the rate of 9% payable quarterly. The 9% dividend accrues quarterly commencing on the date of issue and is payable quarterly on September 30, December 31, March 31, and June 30 of each year commencing on June 30, 2016. Dividends are payable solely by delivery of shares of common stock (the “PIK Shares”), in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the Conversion Price. The Series B Preferred Stock does not contain any repricing features.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2018

(expressed in US dollars unless otherwise noted)

In addition, the Company and the Series B Preferred Stock holders entered into a royalty agreement, pursuant to which the Company will pay the holders of the Series B Preferred Stock, in aggregate, a low, single-digit royalty based on their pro rata ownership of the Series B Preferred Stock on products sold directly by the Company or sold pursuant to a licensing or partnering arrangement (the “Royalty Agreement”).

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

Pursuant to the Series B Preferred Stock dividend, during the three months ended March 31, 2018, the Company issued 49,602 (2017 – 49,955) shares of common stock and recognized a total dividend of $46,626 (2017 – $209,811). During the nine months ended March 31, 2018, the Company issued 148,806 (2017 – 150,844) shares of common stock and recognized a total of dividend $142,358 (2017 – $676,865). All dividends have been recognized as a direct increase in accumulated deficit.

A total of 881,113 (2017 – 887,363) shares of Series B Preferred Stock are outstanding as of March 31, 2018, such that a total of 2,202,792 (2017 – 2,218,417) shares of common stock are issuable upon conversion of the Series B Preferred Stock as at March 31, 2018. Converted shares are rounded up to the nearest whole share.

No shares of the Series B Preferred Stock were converted to common stock during the three and nine months ended March 31, 2018. During the three months ended March 31, 2017, a total of 2,500 shares of Series B preferred stock were converted for an aggregate 6,250 shares of common stock and during the nine months ended March 31, 2017, a total of 14,875 shares of Series B preferred stock were converted for an aggregate 37,188 shares of common stock.

Series A Preferred Shares

Effective September 30, 2014, pursuant to the Company’s Valent Exchange Agreement (note 3), the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 278,530 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Series A Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Series A Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2018

(expressed in US dollars unless otherwise noted)

Common stock

Authorized - 50,000,000 common shares, $0.001 par value (note 9)

Issued and outstanding - March 31, 2018 – 22,912,510 (June 30, 2017 – 14,509,633)

	Shares of common stock	Common stock	Additional paid-in capital	Warrants	Accumulated deficit
	outstanding	$	$	$	$

Balance – June 30, 2017	14,509,633	14,510	36,665,285	4,570,574	(41,118,433)

Issuance of shares and warrants	8,000,000	8,000	6,184,585	2,752,751	-
Warrants exercised for cash	250,000	250	312,250	-	-
Series B Preferred stock dividend	148,806	149	142,209	-	(142,358)
Stock option expense	-	-	430,673	-	-
Warrants issued for services	-	-	-	155,204	-
Shares issued for services	4,071	4	4,817	-	-
Series A Preferred cash dividend	-	-	-	-	(6,267)
Loss for the period	-	-	-	-	(8,761,061)

Balance – March 31, 2018	22,912,510	22,913	43,739,819	7,478,529	(50,028,119)

The issued and outstanding common shares at March 31, 2018 include 932,761 (June 30, 2017 – 982,761) shares of common stock on an as-exchanged basis with respect to the shares of Exchangeco that can be exchanged for shares of common stock of the Company.

Nine months ended March 31, 2018

During the nine months ended March 31, 2018, the Company completed a registered direct offering (the “2018 Registered Offering”) of an aggregate of 8,000,000 shares of common stock and warrants to purchase an additional 8,000,000 shares of common stock at a price of $1.25 per share and related warrant for gross proceeds of $10.0 million. The warrants have an exercise price of $1.25 per share, are immediately exercisable and have a term of exercise of five years (the “2018 Investor Warrants”).

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2018

(expressed in US dollars unless otherwise noted)

2017 Omnibus Incentive Plan

On July 7, 2017, as amended on February 9, 2018, and subject to approval by the Company’s stockholders (note 9), the Company’s board of directors approved adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, 7,800,000 shares of Company common stock are reserved for issuance, less the number of shares of common stock issued under the Del Mar Pharmaceuticals (BC) Ltd. 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”) or that are subject to grants of stock options made, or that may be made, under the Legacy Plan. A total of 1,720,850 shares of common stock have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, leaving a potential 6,079,150 shares of common stock available for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised and no new grants are made under the Legacy Plan. The number of shares of Company common stock available for issuance under the 2017 Plan has been set at approximately 20% of the Company’s fully diluted shares of common stock as of February 9, 2018 (excluding the number of shares of common stock issued under the 2017 Plan and/or the Legacy Plan or subject to outstanding awards granted under the 2017 Plan and/or the Legacy Plan). The maximum number of shares of Company common stock with respect to which any one participant may be granted awards during any calendar year is 8% of the Company’s fully diluted shares of common stock on the date of grant (excluding the number of shares of common stock issued under the 2017 Plan and/or the Legacy Plan or subject to outstanding awards granted under the 2017 Plan and/or the Legacy Plan). No award will be granted under the 2017 Plan on or after July 7, 2027, but awards granted prior to that date may extend beyond that date.

         Performance Stock Unit grants

As subsequently approved by the Company’s stockholders on April 11, 2018 (note 9), the Company’s board of directors granted a total of 1,000,000 PSUs under the 2017 Plan to the Company’s independent directors. In total, the awards represent the right to receive an aggregate of 1,000,000 shares of the Company’s common stock upon vesting of the PSU based on targets approved by the Company’s board of directors related to the Company’s fully diluted market capitalization. The PSUs will vest in full upon the later of one year from the grant date and the Company achieving a fully diluted market capitalization of at least $500 million for five consecutive business days. The PSUs expire on July 7, 2022.

Stock Options (granted under the Legacy Plan)

The following table sets forth the stock options outstanding under the Legacy Plan:

	Number of stock options outstanding	Weighted average exercise price $

Balance – June 30, 2017	1,120,850	4.18
Granted	600,000	1.39

Balance – March 31, 2018	1,720,850	3.21

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2018

(expressed in US dollars unless otherwise noted)

The following table summarizes stock options currently outstanding and exercisable at March 31, 2018 under the Legacy Plan:

Exercise price $	Number Outstanding at March 31, 2018	Weighted average remaining contractual life (years)	Number exercisable at March 31, 2018

0.87	120,000	9.59	40,000
1.17	300,000	4.91	50,000
1.55	25,000	4.17	25,000
2.00	131,250	3.52	131,250
2.11	180,000	9.27	-
2.96	45,000	6.84	45,000
3.20	30,000	7.00	30,000
3.76	45,000	7.86	31,244
4.00	12,500	1.50	12,500
4.10	40,000	8.61	17,776
4.20	412,500	4.81	412,500
4.48	30,000	7.86	20,831
4.95	224,600	6.31	140,907
5.32	80,000	8.10	48,890
6.16	15,000	5.00	15,000
9.20	30,000	5.17	30,000

	1,720,850		1,050,898

Included in the number of stock options outstanding are 25,000 stock options granted at an exercise price of CDN $2.00. The exercise prices shown in the above table have been converted to $1.55 using the period ending closing exchange rate. Stock options have been granted to employees and non-employees. The stock options granted to non-employees will be revalued at each reporting date until they have fully vested. The stock options granted during the period, as well as those granted in prior periods but being revalued in the current period, have been valued using a Black-Scholes pricing model using the following assumptions:

March 31, 2018

Dividend rate	0%
Volatility	78.6% to 87.1%
Risk-free rate	1.90% to 2.71%
Term - years	1.0 to 3.0

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2018

(expressed in US dollars unless otherwise noted)

The Company has recognized the following amounts as stock option expense for the periods noted:

	Three months ended March 31,		Nine months ended March 31,
	2018 $	2017 $	2018 $	2017 $

Research and development	9,145	117,775	130,546	82,763
General and administrative	128,151	32,179	300,127	23,808

	137,296	149,954	430,673	106,571

All of the stock option expense for the periods ended March 31, 2018 and 2017 has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at March 31, 2018 was $8,400 (2017 - $508,255) and the aggregate intrinsic value of stock options exercisable at March 31, 2018 was $2,800 (2017 - $468,674). As of March 31, 2018, there was $246,244 in unrecognized compensation expense that will be recognized over the next 2.25 years. No stock options granted under the Plan have been exercised to March 31, 2018. Upon the exercise of stock options new shares will be issued.

A summary of status of the Company’s unvested stock options under the Legacy Plan is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2017	318,033	4.81	2.57
Granted	600,000	1.39	0.76
Vested	(248,081)	3.46	1.87

Unvested at March 31, 2018	669,952	2.25	1.22

Stock option modification

During the nine months ended March 31, 2018, certain stock options were modified pursuant to a separation agreement with the Company’s former President and Chief Operating Officer. A total of 93,600 options had their vesting accelerated such that they became fully vested on December 22, 2017, resulting in additional stock option expense of $93,777. In addition, a total of 218,600 options were modified such that their remaining exercise period was increased from one year to three years, resulting in additional stock option expense of $28,561.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2018

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

Warrants

Certain of the Company’s warrants have been recognized as a derivative liability (note 5). The following table summarizes changes in the Company’s outstanding warrants as of March 31, 2018:

Description	Number

Balance – June 30, 2017	6,628,906
Issuance of 2018 Investor Warrants	8,000,000
Exercise of 2018 Investor Warrants	(250,000)
Issuance of 2018 Agent Warrants	400,000
Warrants issued for services	420,000
Expiry of Dividend Warrants	(812,502)
Expiry of 2013 Investor Warrants	(105,129)

Balance - March 31, 2018	14,281,275

The following table summarizes the Company’s outstanding warrants as of March 31, 2018:

Description	Number	Exercise price $	Expiry date

2018 Investor	7,750,000	1.25	September 22, 2022
2017 Investor	2,076,924	3.50	April 19, 2022
2015 Investor	979,003	3.00	July 31, 2020
2013 Investor – Amended	778,504	3.14	March 31, 2019
2013 Placement Agent	1,262,500	3.14	June 30, 2019
Issued for services	265,000	3.00	July 1, 2020 to February 1, 2021
Issued for services	60,000	1.78	January 25, 2023
Issued for services	360,000	1.17	February 27, 2023
Issued for services	43,750	7.04	September 12, 2018
Issued for services	41,400	5.93	February 27, 2020
2018 Agent	400,000	1.25	September 20, 2022
2017 Agent	138,462	4.06	April 12, 2022
2016 Agent	103,964	4.00	May 12, 2021
2015 Agent	21,768	3.00	July 15, 2020
	14,281,275	2.08

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2018

(expressed in US dollars unless otherwise noted)

7	Financial instruments

The Company has financial instruments that are measured at fair value. To determine the fair value, the Company uses the fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use to value an asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs based on assumptions about the factors market participants would use to value an asset or liability. The three levels of inputs that may be used to measure fair value are as follows:

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

The Company’s financial instruments consist of cash and cash equivalents, interest, taxes and other receivables, accounts payable, related party payables and derivative liability. Included in cash equivalents are Company short term investments in money market funds and US treasury notes. The US treasury notes are held to maturity and carried at their amortized cost. The carrying values of cash and cash equivalents, interest, taxes and other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

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

March 31, 2018

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

The Company has the following liabilities under the fair value hierarchy:

	March 31, 2018
Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	$3,389

	June 30, 2017
Liability	Level 1	Level 2	Level 3

Derivative liability	-	-	$61,228

8	Supplementary statement of cash flows information

	Nine months ended
	March 31,
	2018	2017
	$	$

Reclassification of derivative liability to equity upon the exercise of warrants (note 5)	-	248,409
Reclassification of derivative liability to equity upon the amendment of warrants (note 5)	-	53,006
Reclassification of stock option liability to equity upon settlement (note 6)	-	260,969
Series B Preferred share common stock dividend (note 6)	142,358	676,865
Income taxes paid	-	-
Interest paid	-	-

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2018

(expressed in US dollars unless otherwise noted)

9	Subsequent events

Approval of the 2017 Plan

On April 11, 2018, the Company’s stockholders approved the Company’s 2017 Plan. As a result, the 1,000,000 PSU’s previously approved by the board of directors were issued (note 6).

Issuance of stock options and PSU’s

Subsequent to March 31, 2018, 36,000 stock options and 200,000 PSU’s were issued to an independent director of the Company. The PSU’s have the same terms as those previously approved by the Company’s board of directors (note 6). The stock options are exercisable at a price of $1.06 and have a term of 10 years. One-third of the options vest on March 31, 2019 and 3,000 options vest on a quarterly basis thereafter commencing June 30, 2019.

Increase in authorized common stock

On April 11, 2018, the Company’s stockholders approved an increase in the Company’s authorized common stock from 50,000,000 shares to 70,000,000 shares and the Company filed an amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to increase the number of authorized shares of common stock from 50,000,000 shares to 70,000,000 shares.

Series B Preferred Stock conversion

Subsequent to March 31, 2018, 12,500 shares of Series B Preferred stock were converted into 31,250 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

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

Recent Highlights

●	In April 2018, at the Annual Meeting of the American Association for Cancer Research (“AACR”), we presented a positive interim update from our ongoing open label Phase 2 clinical trials in MGMT-unmethylated glioblastoma multiforme (“GBM”).

○	In our ongoing Phase 2 clinical trial in MGMT-unmethylated recurrent GBM (“rGBM”), 22 patients with MGMT-unmethylated (Avastin naïve) recurrent GBM have been enrolled through March 31, 2018. We reported that seven of the twenty two patients (32%) had achieved stable disease as their best response. Patients in this trial have rGBM following standard-of-care chemo-radiation treatment with temozolomide. This study was initiated in February 2017 and is designed to enroll up to 48 patients and is being conducted in collaboration with the University of Texas MD Anderson Cancer Center (“MDACC”); and

○	In our ongoing Phase 2 trial in MGMT-unmethylated newly diagnosed GBM, four patients have been enrolled in our single site, open label Phase 2 clinical trial of newly diagnosed MGMT-unmethylated GBM patients. Patients in this trial are being treated with VAL-083 in combination with radiotherapy as a potential alternative to the current standard-of-care chemo-radiation regimen. We reported that dose confirming cohorts studying 20 and 30 mg/m2/day have been completed and that no dose-limiting toxicities have been reported following treatment with multiple cycles of VAL-083. The next patient enrolled is expected to receive the study target dose of 40mg/m2/day. This study was initiated in September 2017, and is designed to enroll up to 30 patients at Sun Yat-sen University Cancer Center in Guangzhou, China and is being conducted under the terms of our collaboration with Guangxi Wuzhou Pharmaceutical (Group) Co. Ltd.

●	At the AACR Annual Meeting, we also presented promising research results supporting the potential of VAL-083 in the treatment of cancers for patients whose tumors exhibit features that make them resistant to, or unlikely to respond to, currently available therapies. For example:

○	We presented incremental VAL-083 preclinical data demonstrating that the combination of VAL-083 and PARP inhibitors may be an effective therapeutic approach for the treatment of cancer. The data show that VAL-083 can synergize PARP inhibitors in both a BRACA-proficient and –deficient setting. Multiple PARP inhibitors are currently approved for the treatment of recurrent breast and ovarian cancer; and

○	We presented preclinical data demonstrating that VAL-083, a first-in-class small molecule chemotherapeutic, may be beneficial, either as a single-agent, or as part of combination therapy regimens, for difficult-to-treat, or resistant, pediatric high-grade gliomas, including diffuse intrinsic pontine glioma (“DIPG”). DIPG is a rare, inoperable childhood brain tumor with very poor prognosis and a bleak survival outlook. The data show VAL-083 is active as a single-agent and synergistic with AZD1775, a Wee1 inhibitor, against DIPG cell lines with varying genetic profiles, including p53 and H3.3/H3.1 K27M mutations.

●	In December 2017, the FDA granted Fast Track designation for our lead product candidate, VAL-083, in rGBM. Fast Track designation is designed to expedite the review of drugs that show promise in treating life-threatening diseases and address unmet medical needs, with the goal of getting new treatments to patients earlier. Fast Track designation provides sponsors with an opportunity for increased frequency of communication with FDA to ensure an optimal development plan and to collect appropriate data needed to support drug approval.

●	In September 2017, the FDA allowed a second Investigational New Drug Application (“IND”) for our lead drug candidate, VAL-083, as a potential treatment for platinum-resistant ovarian cancer.

●	In September 2017, we completed an offering of common stock and warrants for aggregate gross proceeds of $10.0 million. We intend to continue to use the proceeds to support our research, clinical trials and for general corporate purposes.

●	Based on our current strategy, which includes a re-evaluation of our ovarian cancer program, as described below, we believe we have cash available to fund planned operations into the third quarter of calendar 2019.

We intend to continue to evaluate options for our strategic direction. These options may include raising additional capital, the acquisition of another company and / or complementary assets, our sale or another type of strategic partnership.

VAL-083 Clinical Trials

We are currently developing VAL-083, a novel DNA-targeting agent for the treatment of GBM and solid tumors, including ovarian cancer. Our recent research has highlighted the opportunities afforded by VAL-083’s unique mechanism of action and its potential to address unmet medical needs by focusing our development efforts on patients whose tumors exhibit biological features that make them resistant to, or unlikely to respond to, currently available therapies.  For example, our research demonstrating VAL-083’s activity in GBM independent of the expression of the MGMT methylation status allows us to focus patient selection based on this important biomarker.

The evaluation of MGMT promotor methylation status has increasingly become common practice in the diagnostic assessment of GBM. In September 2017, the National Comprehensive Cancer Network (“NCCN”), updated guidelines for the standard treatment of GBM based on MGMT methylation status. We believe these recently published guidelines provide for enhanced opportunities for us to capitalize on VAL-083’s unique mechanism of action by utilizing MGMT methylation as a biomarker to optimize patient selection for our novel DNA-targeting agent to target the majority of GBM patients who are diagnosed with MGMT-unmethylated tumors.

Our current priority is to leverage this research and VAL-083’s unique mechanism of action to efficiently advance our drug candidate for the most promising indications, including:

●	MGMT-unmethylated GBM, currently comprising two ongoing separate Phase 2 clinical trials for:

○	rGBM patients (ongoing study at MDACC); and

○	Newly diagnosed GBM patients (ongoing study at Sun Yat-sen University); and

●	Potentially, platinum-resistant ovarian cancer.

We also intend to undertake an assessment of the full approval of Avastin on our STAR-3 program and patient selection criteria in order to reach a formal decision on the future of this program within the next 12 months.

MGMT-unmethylated GBM

GBM is the most common and the most lethal form of glioma. According to the World Health Organization, GBM occurs with an incidence of 3.17 per 100,000 person-years. Approximately 18,000 new cases of GBM are expected to be diagnosed in the United States and 26,000 in Europe during 2017.

Measurement of MGMT methylation status has become routine in clinical practice as a biomarker that correlates with resistance to the standard-of-care chemotherapy with temozolomide (Temodar® “TMZ”), and patient outcomes in GBM. The majority of GBM patient’s tumors are characterized as “MGMT-unmethylated” and exhibit a high expression of O6-methyl guanine methyltransferase (“MGMT”), a naturally occurring DNA-repair enzyme, the activity of which nullifies the chemotherapeutic activity of TMZ. The development of new therapies for MGMT-unmethylated GBM is a significant unmet medical need. Importantly, the most recent update to NCCN guidelines states that the treatment benefit of TMZ is likely to be lower in GBM patients with an unmethylated MGMT promoter, and therefore, allows for withholding of TMZ in the treatment of newly diagnosed GBM patients with MGMT-unmethylated tumors due to lack of efficacy.

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

Phase 2 Study in MGMT-unmethylated rGBM in Collaboration with University of Texas MD Anderson Cancer Center

In February 2017, we initiated a biomarker driven, open-label, single-arm Phase 2 study in collaboration with MDACC. This trial will enroll up to 48 MGMT-unmethylated GBM patients whose tumors have recurred following treatment with temozolomide. These patients will not have been treated previously with Avastin.

The primary endpoint of the trial is overall survival. Safety data from this trial will become part of the overall safety dossier to support future filings with the FDA and other regulatory agencies.

As of March 31, 2018, twenty-two (22) patients had been enrolled in this trial. We believe a positive outcome from this trial can establish a strong position for VAL-083 in the treatment of MGMT-unmethylated GBM.

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

We plan to enroll up to 30 newly diagnosed MGMT-unmethylated GBM patients in this trial. The primary efficacy endpoint is the determination of tumor response in patients measured by progression free survival (“PFS”). The study is being conducted in two parts: (1) Dose-confirmation:  VAL-083 in cohorts (20, 30 and 40 mg/m2/day IV) to assess safety and activity when administered concurrently with x-ray telescope (“XRT”) to confirm the maximum tolerated dose (“MTD”), and (2) Expansion: VAL-083 will be studied in up to 20 additional patients at the target dose of 40mg/m2 VAL-083 administered concurrently with XRT. Assessments of safety and tolerability will be used to support further clinical development of VAL-083 in combination with radiotherapy. Pharmacokinetic assessments of VAL-083 in plasma and cerebral spinal fluid (“CSF”) will be used to correlate drug exposure in the central nervous system with patient outcomes.

As of March 31, 2018, four patients (4) patients have been enrolled in this trial. Dose confirming cohorts studying 20 and 30 mg/m2/day have been completed and that no dose-limiting toxicities have been reported following treatment with multiple cycles of VAL-083. The next patient enrolled is expected to receive the study target dose of 40mg/m2/day.

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

Phase 3: VAL-083 STAR-3 (Avastin-refractory) GBM Trial

In July 2017, we initiated our VAL-083 STAR-3 GBM trial as an adaptive, randomized, controlled, pivotal Phase 3 clinical trial in patients with GBM whose tumor has progressed following treatment with Avastin (bevacizumab). As previously disclosed, based on a number of factors, including low patient enrollment, and our belief that the recent full approval of Avastin for rGBM may negatively impact the timely recruitment of suitable patients for this trial, we made the decision to park this trial for up to 12 months while we undertake a detailed assessment of the trial. Accordingly, we have suspended additional enrollment in the STAR-3 trial until:

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

Based on ongoing evaluation and recent input from our newly-formed clinical advisory board, we are reassessing the ovarian cancer program. We are in the process of evaluating the best path forward in ovarian cancer and are looking at various strategic options including combination with PARP inhibitors.

VAL-083 Overview

Our lead product candidate, VAL-083, is a first-in-class small molecule chemotherapeutic. “First-in-class” means that VAL-083 embodies a unique molecular structure which is not an analogue or derivative of any approved product, or product under development for the treatment of cancer. Prior VAL-083 clinical trials supported by the US National Cancer Institute (“NCI”) demonstrated activity against a range of cancers including lung, brain, cervical, ovarian tumors, and leukemia. As part of our business strategy, we leverage and build upon these prior NCI investments and data from more than 40 NCI- Phase 1 and Phase 2 clinical trials with our own research to identify and target unmet medical needs in modern cancer care.

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

Fast Track Designation

In December 2017, the FDA granted Fast Track designation for VAL-083, in rGBM.

Fast Track designation is designed to expedite the review of drugs that show promise in treating life-threatening diseases and address unmet medical needs, with the goal of getting new treatments to patients earlier. Fast Track designation provides sponsors with an opportunity for increased frequency for communication with the FDA to ensure an optimal development plan and to collect appropriate data needed to support drug approval. Additional benefits of the Fast Track designation may include an Accelerated Approval, a Priority Review, and a Rolling Review. Accelerated Approval is granted to drugs that demonstrate an effect on a surrogate, or intermediate endpoints, reasonably likely to predict clinical benefit. Priority Review shortens the FDA review process for a new drug from ten months to nine months and is appropriate for drugs that demonstrate significant improvements in both safety and efficacy of an existing therapy. Rolling Review provides a drug company the opportunity to submit completed sections of its New Drug Application (“NDA”) for review by the FDA. Typically, NDA reviews do not commence until the drug company has submitted the entire application to the FDA.  Through the Fast Track designation, the FDA attempts to ensure that questions raised during the drug development process are resolved quickly, often leading to earlier approval and increased access for patients.

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

Pharmacokinetics

Pharmacokinetic (“PK”) analyses showed dose-dependent linear systemic exposure with a short (1-2h) plasma terminal half-life; average Cmax at 40 mg/m2/day was 781 ng/mL (5.3µM). The observed PK profile is comparable to published literature. Prior NCI-sponsored studies demonstrated that VAL-083 readily crosses the blood brain barrier and has a long (>20 hour) half-life in the CNS.

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

According to published literature, GBM patients failing Avastin have a poor prognosis with expected survival under five months. Ad-hoc subgroup analysis of the Phase 1 dose-escalation data indicated a dose response trend and potential for improved survival. Increased survival was observed following initiation of treatment in a high dose (30 and 40mg/m2, n=9) sub-group vs. a low dose (≤5mg/m2, n=6) sub-group with median survival of >9 months vs. 4.4 months for the high and low dose groups, respectively. At the time of the analysis, more than half of patients receiving an assumed therapeutic dose survived more than nine months following Avastin failure; more than 40% survived for nine months and more than 20% survived for twelve months or more.

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

While Pt-based chemotherapy is the standard treatment for ovarian cancer, PARP inhibitors have recently provided a new treatment option for a subset of patients with platinum-sensitive recurrent ovarian cancer. VAL-083 also demonstrates synergistic activity with certain PARP inhibitors, including olaparib (Lynparza) and talazoparib in vitro, suggesting VAL-083 may have utility in the treatment of ovarian cancer in combination with PARP inhibitors.

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

Corporate History

We are a Nevada corporation formed on June 24, 2009 under the name Berry Only, Inc. Prior to a reverse acquisition undertaken on January 25, 2013 Berry did not have any significant assets or operations. The Company is the parent company of Del Mar Pharmaceuticals (BC) Ltd. (“Del Mar (BC)”), a British Columbia, Canada corporation incorporated on April 6, 2010, that is focused on the development of drugs for the treatment of cancer. The Company is also the parent company to 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”). Callco and Exchangeco were formed to facilitate the reverse acquisition.

References to the Company, “we”, “us”, and “our” refer to the Company and its wholly-owned subsidiaries, Del Mar (BC), Callco and Exchangeco.

Outstanding Securities

As of May 15, 2018, the Company had 22,012,237 shares of common stock issued and outstanding, 932,761 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 14,281,275 shares of common stock, 868,613 outstanding shares of Series B Preferred Stock that are convertible into 2,171,542 shares of common stock, outstanding stock options to purchase 1,756,850 of common stock, and 1,200,000 PSU’s. All Exchangeable Shares, warrants, stock options, and PSU’s are convertible, or exercisable into, one share of common stock. Each Series B convertible preferred share is convertible into 2.5 shares of common stock.

Related Parties

The Company acquired its initial patents and technology rights from Valent, an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer and a former director. As a result, Valent is a related party to the Company.

Pursuant to employment and consulting agreements with the Company’s officers the Company recognized a total of $304,888 (2017 - $162,500) in expenses for the three months ended March 31, 2018 and $674,055 (2017 - $557,500) for the nine months ended March 31, 2018. In addition, for the nine months ended March 31, 2018, the Company recognized a total of $311,683 relating to the settlement agreement with the Company’s former President and Chief Operating Officer. Amounts owed to related parties, including to the Company’s former President and Chief Operating Officer, are non-interest bearing and payable on demand.

The Company recognized $45,000 (2017 – $44,500) in directors’ fees during the three months ended March 31, 2018 and $141,250 (2017 - $126,500) during the nine months ended March 31, 2018.

As part of the Series B preferred stock dividend the Company issued 1,511 (2017 – 1,511) shares of common stock to officers and directors of the Company and recognized an amount of $1,420 (2017 - $6,346) for the three months ended March 31, 2018. For the nine months ended March 31, 2018, the Company issued 4,533 (2017 – 4,533) shares of common stock and recognized $4,336 (2017 - $20,306). All of the dividends have been recognized as a direct increase to deficit.

The Company recorded $2,089 (2017 - $2,089) in dividends related to the Series A preferred stock issued to Valent (note 3) for the three months ended March 31, 2018 and $6,267 (2017 - $6,267) for the nine months ended March 31, 2018. The dividends have been recorded as a direct increase in accumulated deficit.

During the nine months ended March 31, 2018, the Company granted a total of 180,000 stock options to the Company’s independent directors. The stock options are exercisable at a price of $2.11 and have a term of 10 years. One-third of the options vest on June 30, 2018 and 15,000 options vest on a quarterly basis thereafter commencing September 30, 2018. In addition, during the nine months ended March 31, 2018, the Company granted 120,000 stock options at an exercise price of $0.87 to its Interim President and Chief Executive Officer. The stock options have a term of 10 years and vest pro rata monthly during the year following grant. The Company also modified certain stock options held by its former President and Chief Operating Officer.

During the nine months ended March 31, 2017, the Company issued 224,600 stock options to officers of the Company at an exercise price of $4.95. The stock options vest pro rata on a monthly basis over 36 months and expire on February 17, 2027.

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

2013 Investor Warrants

During the quarter ended March 31, 2013, the Company issued an aggregate of 3,281,250 units at a purchase price of $3.20 per unit, for aggregate gross proceeds of $10,500,000 (the “Private Offering”). Each unit consisted of one share of common stock and one five-year warrant (the “2013 Investor Warrants”) to purchase one share of common stock at an initial exercise price of $3.20. The exercise price of the 2013 Investor Warrants is subject to adjustment in the event that the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. The 2013 Investor Warrants are redeemable by the Company at a price of $0.004 per 2013 Investor Warrant at any time subject to the conditions that (i) the Company’s common stock has traded for twenty (20) consecutive trading days with a closing price of at least $6.40 per share with an average trading volume of 50,000 shares per day, and (ii) the underlying shares of common stock are registered for resale.

As a result of the financing completed by the Company during the three months ended September 30, 2015, the exercise price of all of the 2013 Investor Warrants was reduced from $3.20 to $3.14. As a result of the financing completed by the Company during the three months ended September 30, 2017, the exercise price of certain of the 2013 Investor Warrants was further reduced from $3.14 to $2.68. The change in exercise price did not result in a material change in the fair value of the derivative liability. All of the 2013 Investor Warrants giving rise to their respective portion of the derivative liability have expired as of March 31, 2018. As a result, they are no longer accounted for as a derivative liability.

2013 Investor Warrant exercises

During the nine months ended March 31, 2017, 65,095 of the 2013 Investor Warrants were exercised for 65,095 shares of common stock at an exercise price of $3.14 per share. The Company received proceeds of $204,659 from these exercises. The 2013 Investor Warrants that have been exercised were revalued at their respective exercise dates and then the reclassification to equity was recorded resulting in $238,474 of the derivative liability being reclassified to equity.

There were no exercises of 2013 Investor Warrants during the three or nine months ended March 31, 2018 nor the three months ended March 31, 2017.

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

During the nine months ended March 31, 2017, 15,944 of the 2013 Investor Warrants were amended. The warrants that have been amended were revalued at their respective amendment dates and then the reclassification to equity was recorded resulting in $53,006 of the derivative liability being reclassified to equity.

There were no amendments of the 2013 Investor Warrants during the three months or nine months ended March 31, 2018 nor during the three months ended March 31, 2017.

2015 Agent Warrants

As part of a financing completed by the Company in a prior period, the Company issued warrants to purchase 23,477 shares of common stock to certain placement agents (“2015 Agent Warrants”) and recognized them as a derivative liability of $29,594 at the time of issuance. The 2015 Agent Warrants are exercisable at a per share price equal to $3.00 until July 15, 2020. During the nine months ended March 31, 2017, 680 of the 2015 Agent Warrants were exercised for cash proceeds of $2,040 and 1,000 of the 2015 Agent Warrants were exercised on a cashless basis for 594 shares of common stock. The total reclassification to equity subsequent to revaluation at the respective exercise dates was $9,935.

There were no exercises of the 2015 Agent Warrants during the three and nine months ended March 31, 2018 nor the three months ended March 31, 2017.

The Company’s derivative liability is summarized as follows:

	Three months ended
	March 31,
	2018	2017
	$	$

Opening balance	5,549	171,211
Change in fair value of warrants	(2,160)	77,479

Closing balance	3,389	248,690
Less current portion	(5)	(157,145)

Long term portion	3,384	91,545

	Nine months ended
	March 31,
	2018	2017
	$	$

Opening balance	61,228	693,700
Change in fair value of warrants	(57,839)	(143,595)
Reclassification to equity upon amendment of warrants	-	(53,006)
Reclassification to equity upon exercise of warrants	-	(248,409)

Closing balance	3,389	248,690
Less current portion	(5)	(157,145)

Long term portion	3,384	91,545

The derivative liability consists of the following warrants:

	March 31, 2018
	Number of warrants	$

Warrants issued for services	43,750	5
2015 Agent Warrants	21,768	3,384

Closing balance	65,518	3,389
Less current portion	(43,750)	(5)

Long-term portion	21,768	3,384

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency at March 31, 2018 is the US$. The following tables represent selected financial information for the Company for the periods presented.

Selected Balance Sheet Data

	March 31, 2018 $	June 30, 2017 $

Cash and cash equivalents	8,506,922	6,586,014
Working capital	7,628,044	6,566,371
Total assets	9,676,838	7,911,021
Derivative liability	3,389	61,228
Total stockholders’ equity	7,659,730	6,578,524

Selected Statement of operations data

For the three months ended:

	March 31,	March 31,
	2018	2017
	$	$

Research and development	1,779,609	1,086,107
General and administrative	1,155,038	698,125
Change in fair value of stock option and derivative liabilities	(2,160)	77,479
Foreign exchange loss	6,420	6,897
Interest income	(5,850)	(148)
Net and comprehensive loss for the period	2,933,057	1,868,460
Series B preferred stock dividend	46,626	209,811
Net and comprehensive loss available to common stockholders	2,979,683	2,078,271
Basic weighted average number of shares outstanding	22,832,445	11,574,052
Basic loss per share	0.13	0.18

For the nine months ended:

	March 31,	March 31,
	2018	2017
	$	$

Research and development	5,856,197	2,939,746
General and administrative	2,911,538	2,586,050
Change in fair value of stock option and derivative liabilities	(57,839)	(58,501)
Foreign exchange loss	57,406	13,726
Interest income	(6,241)	(249)
Net and comprehensive loss for the period	8,761,061	5,480,772
Series B Preferred stock dividend	142,358	676,865
Net and comprehensive loss available to common stockholders	8,903,419	6,157,637
Basic weighted average number of shares outstanding	20,179,765	11,432,376
Basic loss per share	0.44	0.54

Expenses net of share-based payments

The following table discloses research and development, and general and administrative expenses net of share-based payment expenses.

For the three months ended:

	March 31, 2018 $	March 31, 2017 $

Research and development	1,779,609	1,086,107
Share-based (expenses) recovery included in research and development	(13,966)	(117,775)
Research and development net of non-cash	1,765,643	968,332

General and administrative	1,155,038	698,125
Share-based (expenses) recovery included in general and administrative	(284,836)	(62,356)
General and administrative net of non-cash	870,202	635,769

For the nine months ended:

	March 31, 2018 $	March 31, 2017 $

Research and development	5,856,197	2,939,746
Share-based (expenses) recovery included in research and development	(135,367)	(107,885)
Research and development net of non-cash	5,720,830	2,831,861

General and administrative	2,911,538	2,586,050
Share-based (expenses) recovery included in general and administrative	(455,331)	(643,107)
General and administrative net of non-cash	2,456,207	1,942,943

Results of Operations

Comparison of the three months ended March 31, 2018 and March 31, 2017

	Three Months Ended
	March 31, 2018 $	March 31, 2017 $	Change $	Change %

Research and development	1,779,609	1,086,107	693,502	64
General and administrative	1,155,038	698,125	456,913	65
Change in fair value of stock option and derivative liabilities	(2,160)	77,479	(79,639)	(101)
Foreign exchange loss	6,420	6,897	(477)	(7)
Interest income	(5,850)	(148)	(5,702)	3,853
Net loss and comprehensive loss	2,933,057	1,868,460	1,064,597

Research and Development

Research and development expenses increased to $1,779,609 for the three months ended March 31, 2018 from $1,086,107 for the three months ended March 31, 2017. The increase was primarily attributable to an increase in clinical development costs with a smaller increase due to preclinical research expenses. These increases were partially offset by a reduction in non-cash expenses during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, non-cash expense related to shares issued for services and stock option expense while for the three months ended March 31, 2017, non-cash expense related to stock option expense only.

Excluding the impact of non-cash expense, research and development expenses increased to $1,765,643 during the three months ended March 31, 2018 from $968,332 for the three months ended March 31, 2017. The increase in clinical development costs for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to manufacturing costs for GMP drug product as well as ongoing trial costs for the Company’s two Phase 2, biomarker-drive studies. In addition, the Company recognized certain costs relating to the parking of its STAR-3, Phase 3 trial during the current quarter. The Company expects that by the end of its fiscal year at June 30, 2018, the majority of the GMP manufacturing costs will have been recognized. In addition, since the Company’s two Phase 2, biomarker-driven studies are supported through collaboration arrangements, the ongoing clinical costs for these two studies will be lower than the overall clinical costs incurred by the Company for the quarters ended March 31, 2018 and June 30, 2018. Preclinical research increased in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 largely due to the Company’s research agreement with Duke University which commenced in April 2017.

General and Administrative

General and administrative expenses were $1,155,038 for the three months ended March 31, 2018 compared to $698,125 for the three months ended March 31, 2017. The increase was primarily due to an increase in professional fees, personnel, and non-cash expenses. In relation to general and administrative expenses during the three months ended March 31, 2018, the Company recognized stock option expense and warrants issued for services of $284,836 while during the three months ended March 31, 2017 the Company incurred non-cash expenses relating to stock option expense and warrants issued for services of $62,356.

Excluding the impact of non-cash expenses, general and administrative expenses increased in the three months ended March 31, 2018 to $870,202 from $635,769 for the three months ended March 31, 2017. Professional fees increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to preparation for the Company’s first annual meeting of shareholders which was held on April 11, 2018 as well as to increased investor relations and business development efforts. Personnel costs increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due in part to payments owing to the Company’s former President and Chief Operating Officer pursuant to the settlement agreement.

Change in fair value of stock option and derivative liabilities

Based on the terms of certain warrants issued by the Company, the Company determined that such warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed statement of loss and comprehensive loss. The balances recognized during the three months ended March 31, 2018 and 2017 were primarily due to changes in the Company’s common stock price between the date the warrants were last valued on December 31, 2017 and 2016, respectively, which are the previous valuation dates used for the three month periods ended March 31.

The Company recognized a gain of $2,160 from the change in fair value of the derivative liability for the three months ended March 31, 2018, compared to a loss of $77,479 for the three months ended March 31, 2017.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate significantly.

Foreign Exchange

The Company’s functional currency at March 31, 2018 is the US$ but the Company incurs a portion of its expenses in CA$. The foreign exchange gains and losses are reported in other loss (income) in the consolidated condensed interim statement of loss and comprehensive loss.

The Company recognized a foreign exchange loss of $6,420 for the quarter ended March 31, 2018 compared to a loss of $6,897 for the quarter ended March 31, 2017. The change was due to changes in the exchange rate between the CA$ and the US$ and to varying levels of CA$ cash and accounts payable.

Preferred Stock Dividends

For each of the three months ended March 31, 2018 and 2017, the Company recognized $2,089 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

The Company issued 49,602 (2017 – 49,955) shares of common stock on March 31, 2018 as a dividend on the Series B preferred stock and recognized $46,626 (2017 - $209,811) as a direct increase in accumulated deficit.

Comparison of the nine months ended March 31, 2018 and March 31, 2017

	Nine months ended
	March 31, 2018 $	March 31, 2017 $	Change $	Change %

Research and development	5,856,197	2,939,746	2,916,451	99
General and administrative	2,911,538	2,586,050	325,488	13
Change in fair value of stock option and derivative liabilities	(57,839)	(58,501)	662	(1)
Foreign exchange loss	57,406	13,726	43,680	318
Interest income	(6,241)	(249)	(5,992)	2,406
Net loss and comprehensive loss	8,761,061	5,480,772	3,280,289

Research and Development

Research and development expenses increased to $5,856,197 for the nine months ended March 31, 2018 from $2,939,746 for the nine months ended March 31, 2017. The increase was largely attributable to an increase in clinical development costs with smaller increases due to personnel and preclinical research. Non-cash expense for the nine months ended March 31, 2018 was $135,367 while non-cash expense for the nine months ended March 31, 2017 was $107,885.

Excluding the impact of non-cash expense, research and development expenses increased to $5,720,830 during the current period from $2,831,861 for the prior period. The increase in clinical development costs for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017 was partially due to manufacturing costs for GMP drug product as well as ongoing trial costs for the Company’s two Phase 2, biomarker-drive studies. At March 31, 2017, the Company’s Phase 2 study in Avastin-naïve unmethylated GBM patients being conducted at the MD Anderson Cancer Center commenced in February 2017 so patient enrollment had just begun. Also, in the prior quarter, enrollment in the Company’s Phase 2 study in newly diagnosed GBM patients had not yet started enrollment.

During the nine months ended March 31, 2018, the Company undertook site initiation and enrollment for its now-parked STAR-3, Phase 3 study in GBM. At March 31, 2018, the Company recognized certain costs relating to the parking of the trial.

The Company expects that by the end of its fiscal year at June 30, 2018, the majority of the GMP manufacturing costs will have been recognized. In addition, since the Company’s two Phase 2, biomarker-driven studies are supported through collaboration arrangements, the ongoing clinical costs for these two studies will be lower than the overall clinical costs incurred by the Company for the quarters ended March 31, 2018 and June 30, 2018.

Personnel costs increased during the current period compared to the prior quarter primarily due to payments owing to the Company’s former President and Chief Operating Officer pursuant to a settlement agreement between the Company and such individual. Preclinical research increased in the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017 largely due to the Company’s research agreement with Duke University which commenced in April 2017 as well due to an increase in the ongoing mechanism of action research that the Company has undertaken in the current period.

General and Administrative

General and administrative expenses were $2,911,538 for the nine months ended March 31, 2018 compared to $2,586,050 for the nine months ended March 31, 2017. The increase was primarily due to an increase in professional fees and personnel costs partially offset by a decrease in non-cash expenses in the current period compared to the prior period. In relation to general and administrative expenses during the nine months ended March 31, 2018, the Company incurred non-cash expenses of $455,331 relating to warrants issued for services and stock option expense while during the nine months ended March 31, 2017, the Company incurred non-cash expenses of $643,106 relating to shares and warrants issued for services, and stock option expense.

Excluding the impact of non-cash expenses, general and administrative expenses increased in the nine months ended March 31, 2018 to $2,456,207 from $1,942,944 for the nine months ended March 31, 2017. Professional fees incurred during the nine months ended March 31, 2018 relate to various matters including preparation for the Company’s annual meeting of stockholders which was held April 11, 2018, completing the Company’s 2017 Omnibus Incentive Plan, regulatory filings, and corporate governance matters. In the nine months ended March 31, 2017, the costs were incurred related to preparing for the Company’s uplisting of its common stock on the Nasdaq Stock Market as well as fees associated with one-time listing activities, and the filing of three registration statements with the SEC that were all declared effective in September 2016. Personnel costs increased during the current period compared to the prior period primarily due to payments owing to the Company’s former President and Chief Operating Officer pursuant to the settlement agreement.

Change in fair value of stock option and derivative liabilities

Based on the terms of certain warrants issued by the Company, the Company determined that such warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed statement of loss and comprehensive loss. The balances recognized during the nine months ended March 31, 2018 and 2017 were primarily due to changes in the Company’s common stock price between the date the warrants were last valued on June 30, 2017 and 2016, respectively, which are the valuation dates used for the periods ended March 31.

The Company recognized a gain of $57,839 from the change in fair value of the derivative liability for the nine months ended March 31, 2018 and a gain of $58,501 for the nine months ended March 31, 2017.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate significantly.

Certain of the Company’s stock options have been issued in $CA. Of these, a portion were classified as a stock option liability which is revalued at each reporting date. During the nine months ended March 31, 2017, the Company amended 43,750 of these stock options held by five optionees such that the exercise price of the options was adjusted to be denominated in $USD. No other terms of the stock options were amended. As a result of the amendment, the Company recognized $85,094 in stock option liability expense and $260,969 was reclassified to equity during the nine months ended March 31, 2017.

Foreign Exchange

The Company’s functional currency at March 31, 2018 was the US$, but the Company incurs a portion of its expenses in CA$. The foreign exchange gains and losses are reported in other loss (income) in the consolidated condensed interim statement of loss and comprehensive loss.

The Company recognized foreign exchange losses of $57,406 and $13,726 for the nine months ended March 31, 2018 and 2017, respectively. The losses were due to changes in the exchange rate between the CA$ and the US$ and to varying levels of CA$ cash and accounts payable.

Preferred Share Dividends

For each of the nine months ended March 31, 2018 and 2017, the Company recognized $6,267 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

The Company issued 148,806 (2017 – 150,844) shares of common stock on March 31, 2018 as a dividend on the Series B Preferred stock and recognized $142,358 (2017 - $676,865) as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Nine months ended March 31, 2018 compared to the nine months ended March 31, 2017

	March 31, 2018 $	March 31, 2017 $	Change $	Change %

Cash flows from operating activities	(7,318,012)	(4,569,908)	(2,748,104)	60
Cash flows from investing activities	(12,649)	-	(12,649)	100
Cash flows from financing activities	9,251,569	513,050	8,738,519	1,703

Operating activities

Net cash used in operating activities increased to $7,318,012 for the nine months ended March 31, 2018 from $4,569,908 for the nine months ended March 31, 2017. During the nine months ended March 31, 2018 and 2017, the Company reported net losses of $8,761,061 and $5,480,772, respectively. During the nine months ended March 31, 2018, the Company recorded a gain from the revaluation of the derivative and stock option liabilities of $57,839 compared to a gain of $58,501 for the nine months ended March 31, 2017. Excluding the impact of changes in the fair value of the derivative and stock option liabilities, non-cash items relating to amortization of intangible assets, shares and warrants issued for services, and stock option expense totaled $608,567 for the nine months ended March 31, 2018. Non-cash items relating to amortization of intangible assets, shares and warrants issued for services, and stock option expense totaled $762,566 for the nine months ended March 31, 2017. The most significant change in non-cash working capital for the nine months ended March 31, 2018 was cash from an increase in accounts payable and accrued liabilities of $708,634 and from an increase in prepaid expenses of $135,293. The most significant change in non-cash working capital for the nine months ended March 31, 2017 was cash from an increase in accounts payable and accrued liabilities of $207,803.

Investing activities

During the nine months ended March 31, 2018, the Company incurred $12,649 in relation to the development of its website. There were no cash flows from investing activities during the nine months ended March 31, 2017.

Financing activities

During the nine months ended March 31, 2018, the Company received $8,945,336 in net proceeds from the completion of a registered direct offering by the Company of common stock and common stock purchase warrants. During the nine months ended March 31, 2018 and 2017, the Company received $312,500 and $545,022, respectively, from the exercise of warrants. In addition, the Company recognized $6,267 related to the dividend payable to Valent during each of the nine months ended March 31, 2018 and 2017, respectively.

Liquidity Risk and Capital Expenditure Requirements

Liquidity Risk

(See note 1 to the consolidated condensed interim financial statements)

For the nine months ended March 31, 2018, the Company reported a loss of $8,761,061 and the Company had an accumulated deficit of $50,028,119 at that date. As at March 31, 2018, the Company had cash and cash equivalents on hand of $8,506,922. During the nine months ended March 31, 2018, the Company received $8,945,336 in net proceeds from a registered direct offering. Management believes, based on management’s current estimates, that the Company will be able to fund its operations beyond the next twelve months.

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

There is no assurance that management’s cost estimates will prove to be accurate or that unforeseen events, problems or delays will not occur with respect thereto. The ability of the Company to meet its obligations and continue the research and development of its product candidate beyond the next twelve months is dependent on its ability to continue to raise adequate financing. There can be no assurance that such financing will be available to the Company in the amount required at any time or for any period or, if available, that it can be obtained on terms satisfactory to the Company. The Company may tailor its drug candidate development program based on the amount of funding the Company raises.

Our future funding requirements will depend on many factors, including but not limited to:

●	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

●	the costs associated with establishing manufacturing and commercialization capabilities;

●	the costs of acquiring or investing in businesses, product candidates and technologies;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

●	the effect of competing technological and market developments;

●	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter; and.

●	the impact of the Company being a public entity.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our shares of capital stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. Economic conditions may affect the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan. In addition, we may have to seek a partner for one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2018, we issued 49,602 shares of common stock as dividends on our outstanding shares of Series B Preferred Stock and 4,071 shares of common stock in relation to services received by us. In addition, we granted stock options to purchase 300,000 shares of our common stock at an exercise price of $1.17 per share and issued warrants to purchase an aggregate of 360,000 shares of our common stock at an exercise price of $1.17 and warrants to purchase an aggregate of 60,000 shares of our common stock at an exercise price of $1.78 for services to be rendered by consultants to us.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
3.1	The Certificate of Amendment to the Articles of Incorporation, as amended, of DelMar Pharmaceuticals Inc., dated April 11, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018).
10.1+	Del Mar Pharmaceuticals (BC) Ltd. 2013 Amended and Restated Stock Option Plan*
10.2+	Form of Del Mar Pharmaceuticals (BC) Ltd. 2013 Amended and Restated Stock Option Plan Option Grant Agreement*
10.3+	Form of DelMar Pharmaceuticals, Inc. 2017 Omnibus Equity Incentive Plan Option Grant Agreement *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith.

**Furnished herewith.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DelMar Pharmaceuticals, Inc.

Date: May 15, 2018	By:	/s/ Saiid Zarrabian
Saiid Zarrabian
Interim Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)

53