Form 10-K
period 2018-06-30
DelMar Pharmaceuticals, Inc.
filed 2018-09-24
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

or

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, par value $0.001

Name of exchange on which registered: The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐   Yes  ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) ☐ Yes   ☑ No

As of December 29, 2017, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of our common stock of $1.09 was approximately $22.8 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of September 21, 2018 was 22,409,053.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

PART I

Item 1. Business.

Background

DelMar Pharmaceuticals, Inc. (the “Company”, “we”, “us”, or “our”) is a clinical stage drug development company with a focus on the treatment of cancer.   Our mission is to benefit patients and create shareholder value by developing and commercializing anti-cancer therapies for patients whose tumors exhibit features that make them resistant to, or unlikely to respond to, currently available therapies, particularly for orphan cancer indications where patients have failed, or are unlikely to respond to, currently available therapy.

We are developing VAL-083, a novel, DNA-targeting agent, for the treatment of glioblastoma multiforme (“GBM”) and potentially other solid tumors, including ovarian cancer. VAL-083 is a first-in-class, DNA-targeting chemotherapeutic that demonstrated activity against a range of tumor types in prior Phase 1 and Phase 2 clinical studies sponsored by the US National Cancer Institute (“NCI”). Our recent research has highlighted the opportunities afforded by VAL-083’s unique mechanism of action and its potential to address unmet medical needs by focusing our development efforts on patients whose tumors exhibit biological features that make them resistant to, or unlikely to respond to, currently available therapies.  For example, our research demonstrating VAL-083’s activity in GBM independent of the O6-methyl guanine methyltransferase (“MGMT”) methylation status allows us to focus patient selection based on this important biomarker.

We have initiated two open-label, bio-marker driven Phase 2 studies in MGMT-unmethylated GBM. MGMT is a DNA-repair enzyme that is associated with resistance to temozolomide, the current standard-of-care chemotherapy used in the treatment of GBM. Approximately two out of three GBM patients have MGMT-unmethylated tumors and exhibit a high expression of MGMT, which is correlated with temozolomide treatment failure and poor patient outcomes. Our research demonstrates that VAL-083’s anti-tumor activity is independent of MGMT expression. In our Phase 2 studies we are using MGMT as a biomarker to identify patients for treatment with VAL-083. If successful, the result of these studies could position VAL-083 for advancement to pivotal clinical studies as a potential replacement for temozolomide in MGMT-unmethylated GBM. We anticipate presenting interim data from these studies at peer reviewed scientific meetings during calendar 2018 and 2019.

We have received notice to proceed from the US Food and Drug Administration (“FDA”) for a phase 1/2, open-label, multicenter study of VAL-083 in patients with Recurrent Platinum Resistant Ovarian Cancer (“REPROVe”). Platinum-based chemotherapy is standard-of-care in the treatment of ovarian cancer. Nearly all ovarian cancer patients eventually become resistant to platinum (“Pt”) -based chemotherapy leading to treatment failure and poor patient outcomes. We have demonstrated that VAL-083 is active against Pt-resistant ovarian cancer in vitro. Based on ongoing evaluation and recent input from our recently-formed clinical advisory board, we are reassessing the ovarian cancer program. We are in the process of evaluating the best path forward in ovarian cancer and are looking at various strategic options including combination with PARP inhibitors.

In addition to our clinical development activities in the United States, pursuant to our collaboration with Guangxi Wuzhou Pharmaceutical (Group) Co. Ltd. (“Guangxi Wuzhou Pharmaceutical Company”), we have provided Guangxi Wuzhou Pharmaceutical Company certain commercial rights to VAL-083 in China where it is approved as a chemotherapy for the treatment of chronic myelogenous leukemia (“CML”) and lung cancer. Guangxi Wuzhou Pharmaceutical Company is the only manufacturer presently licensed by the China Food and Drug Administration (“CFDA”) to produce the product for the China market.

We have a broad patent portfolio to protect our intellectual property. Our patent applications claim composition of matter and methods of use of VAL-083 and related compounds, synthetic methods, and quality controls for the manufacturing process of VAL-083. We believe that our portfolio of intellectual property rights provides a defensible market position for the commercialization of VAL-083. In addition, VAL-083 has been granted protection under the Orphan Drug Act by the FDA and the European Medicines Agency (“EMA”) for the treatment of gliomas, including GBM. The FDA has also granted Orphan Drug protection to VAL-083 for the treatment of medulloblastoma and ovarian cancer.

Our corporate development strategy is to advance our drug candidate into multiple clinical studies and then to consider licensing, or acquiring additional product candidates, in order to establish a product pipeline and position us for long-term sustainability and growth of shareholder value. We believe the experience of our clinical development team will position us to efficiently develop drug candidates that we may acquire, or license, in the future.

We intend to continue to evaluate options for our strategic direction. These options may include raising additional capital, the acquisition of another company and / or complementary assets, our sale, or another type of strategic partnership.

Recent Highlights

●	In September 2018, we announced that we had engaged Oppenheimer & Co. Inc. as our strategic advisor to help manage the exploration and evaluation of a wide range of strategic opportunities.

●	As of September 21, 2018, we have enrolled forty of the planned 48 patients in our Phase 2, open-label clinical study of VAL-083 in bevacizumab (Avastin®)-naïve, recurrent glioblastoma multiforme (“rGBM”) patients with MGMT-unmethylated status. This study is being conducted at the MD Anderson Cancer Center (“MDACC”) in Houston, Texas. The study is designed to determine the impact of VAL-083 treatment on overall survival compared to historical reference control.

●	As of September 21, 2018, we have enrolled nine of the planned up to 30 patients in our Phase 2, open-label clinical study of VAL-083 in newly-diagnosed, MGMT-unmethylated, GBM patients being conducted in Guangzhou, China. This study is a single-site study being conducted at Sun Yat-sen University Cancer Center (“SYSUCC”) on newly diagnosed MGMT-unmethylated GBM patients. Patients in this study are being treated with VAL-083 in combination with radiotherapy as a potential alternative to the current standard-of-care chemo-radiation regimen. This study was initiated in September 2017 and is being conducted under the terms of our collaboration with Guangxi Wuzhou Pharmaceutical Company.

●	In June 2018, we strengthened our Board of Directors and corporate governance with the addition of world-renowned molecular biologist Dr. Napoleone Ferrara and the appointment of Robert E. Hoffman as independent chairman.

●	In May 2018, Saiid Zarrabian was appointed as full-time president and CEO. Mr. Zarrabian had been serving as a director since July 7, 2017, as our interim CEO since November 3, 2017 and as interim president since January 1, 2018.

●	In April 2018, at the American Association for Cancer Research (“AACR”) Annual meeting, we presented promising research results supporting the potential of VAL-083 in the treatment of cancers for patients whose tumors exhibit features that make them resistant to, or unlikely to respond to, currently available therapies as follows:

o	We presented incremental VAL-083 preclinical data demonstrating that the combination of VAL-083 and PARP inhibitors may be an effective therapeutic approach for the treatment of cancer. The data show that VAL-083 can synergize PARP inhibitors in both a BRCA–proficient and –deficient setting. Multiple PARP inhibitors are currently approved for the treatment of recurrent breast and ovarian cancer; and

o	We presented preclinical data demonstrating that VAL-083 may be beneficial, either as a single-agent, or as part of combination therapy regimens, for difficult-to-treat, or resistant, pediatric high-grade gliomas, including diffuse intrinsic pontine glioma ("DIPG"). DIPG is a rare, inoperable childhood brain tumor with very poor prognosis and a bleak survival outlook. The data shows VAL-083 is active as a single-agent and synergistic with AZD1775, a Wee1 inhibitor, against DIPG cell lines with varying genetic profiles, including p53 and H3.3/H3.1 K27M mutations.

●	In December 2017, the FDA granted Fast Track designation for VAL-083 in rGBM. Fast track designation is designed to expedite the review of drugs that show promise in treating life-threatening diseases and address unmet medical needs, with the goal of getting new treatments to patients earlier. Fast Track designation provides sponsors with an opportunity for increased frequency of communication with FDA to ensure an optimal development plan and to collect appropriate data needed to support drug approval.

VAL-083 Overview

Our product candidate, VAL-083, a DNA-targeting agent, is a first-in-class, small molecule, chemotherapeutic. “First-in-class” means that VAL-083 embodies a unique molecular structure which is not an analogue or derivative of any approved product, or product under development, for the treatment of cancer. Prior VAL-083 clinical studies supported by the NCI demonstrated activity against a range of cancers including lung, brain, cervical, ovarian tumors, and leukemia. As part of our business strategy, we leverage and build upon these prior NCI investments and data from more than 40 NCI- Phase 1 and Phase 2 clinical studies with our own research to identify and target unmet medical needs in modern cancer care.

DNA-targeting agents are among the most successful and widely used treatments for cancer. Their efficacy is based on the ability to bind with cancer cell’s DNA and interfere with the process of protein production required for growth and survival of cancer cells.

Our research demonstrates the mechanism of action of VAL-083 is distinct from other DNA-targeting agents. VAL-083’s anti-cancer activity results from its forming DNA-cross links at the N7 position of guanine leading to DNA double strand breaks, cell-cycle arrest, and cancer cell death. We have presented research at peer-reviewed scientific meetings demonstrating that VAL-083 is active in patient-derived tumor cell lines and cancer stem cells that are resistant to other chemotherapies. These data, combined with clinical activity demonstrated against various cancers in prior NCI-sponsored clinical studies enhance our confidence that VAL-083 may offer an opportunity as a new therapeutic option for patients whose tumors exhibit biological features that cause them to be resistant, or unlikely to respond to, currently available treatments.

We are currently studying VAL-083 in multiple clinical studies for the treatment of GBM, the most common and aggressive form of brain cancer. We have also received clearance from the FDA of an IND for the use of VAL-083 in the treatment of platinum-resistant ovarian cancer.

The FDA Office of Orphan Products Development has granted orphan drug designations to VAL-083 for the treatment of glioma, ovarian cancer and medulloblastoma. VAL-083 has also been granted an orphan drug designation for the treatment of glioma in Europe. Orphan diseases are defined in the United States under the Orphan Drug Act of 1983 as “any disease or condition that affects fewer than 200,000 persons in the United States”. The Orphan Drug Act of 1983 provides financial and other incentives including a seven-year period of market exclusivity in the United States to encourage the development of new treatments for orphan diseases.

VAL-083 Clinical Studies

We are currently developing VAL-083, a novel DNA-targeting agent for the treatment of GBM and potentially other solid tumors, including ovarian cancer. Our recent research has highlighted the opportunities afforded by VAL-083’s unique mechanism of action and its potential to address unmet medical needs by focusing our development efforts on patients whose tumors exhibit biological features that make them resistant to, or unlikely to respond to, currently available therapies.  For example, our research demonstrating VAL-083’s activity in GBM is independent of the MGMT methylation status allows us to focus patient selection based on this important biomarker.

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

Our current priority is to leverage this research and VAL-083’s unique mechanism of action to efficiently advance our drug candidate for the most promising indications, including:

●	MGMT-unmethylated GBM, currently comprising two ongoing separate Phase 2 clinical studies for:

○	rGBM patients (ongoing study at MDACC); and

○	Newly diagnosed GBM patients (ongoing study at Sun Yat-sen University); and

●	Potentially platinum-resistant ovarian cancer.

With respect to our STAR-3, Phase 3 study, other than to support the sole remaining enrolled patient, we have finalized the decision to discontinue this clinical study.

MGMT-unmethylated GBM

GBM is the most common and the most lethal form of glioma. According to the Central Brain Tumor Registry of the United States, GBM occurs with an incidence of 3.20 per 100,000 person-years. Approximately 13,000 new cases of GBM were diagnosed in the United States and 16,000 in Europe during 2017. Within the GBM patient population, approximately two-thirds of patients are unmethylated with respect to their MGMT status.

Measurement of MGMT (O6-methyl guanine methyltransferase) methylation status has become routine in clinical practice as a biomarker that correlates with resistance to the standard-of-care chemotherapy with temozolomide (Temodar® “TMZ”), and patient outcomes in GBM. Approximately two-thirds of GBM patients’ tumors are characterized as “MGMT-unmethylated” and exhibit a high expression of MGMT, a naturally occurring DNA-repair enzyme, the activity of which nullifies the chemotherapeutic activity of TMZ. The development of new therapies for MGMT-unmethylated GBM is a significant unmet medical need. Importantly, the most recent update to NCCN guidelines states that the treatment benefit of TMZ is likely to be lower in GBM patients with an unmethylated MGMT promoter, and therefore, allows for withholding of TMZ in the treatment of newly diagnosed GBM patients with MGMT-unmethylated tumors due to lack of efficacy.

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

Phase 2 Study in MGMT-unmethylated rGBM in Collaboration with University of Texas MD Anderson Cancer Center

In February 2017, we initiated a biomarker driven, open-label, single-arm Phase 2 study in collaboration with MDACC. This study will enroll up to 48 MGMT-unmethylated GBM patients whose tumors have recurred following treatment with temozolomide. These patients will not have been treated previously with Avastin. The primary endpoint of the study is overall survival. Safety data from this study will become part of the overall safety dossier to support future filings with the FDA and other regulatory agencies.

As of September 21, 2018, forty patients had been enrolled in this Phase 2 study. The original starting dose of 40mg/m2 of VAL-083 on days 1, 2 and 3, of a 21-day cycle, which was based on the results from our previous Phase 1/2 safety study of VAL-083 in patients with recurrent glioma (clinicaltrials.gov identifier: NCT01478178), has continued to demonstrate myelosuppression as the principal side effect of VAL-083, as per prior clinical experience. The safety profile has been well within the existing safety monitoring guidelines described in the present study protocol. However, in consultation with the principal investigator at MDACC, we are amending the protocol for this clinical study to modify the starting dose of VAL-083 to 30mg/m2 on days 1, 2 and 3, of a 21-day cycle for this specific population previously treated with temozolomide. This modification may improve tolerance in this patient population and maximize overall exposure to VAL-083 thereby increasing the number of cycles of drug patients are able to receive. We are also modifying the patient screening platelet count, from 100,000/µL to 125,000/µL, for the same reasons.

It is important for this GBM patient population, which has been heavily pre-treated with temozolomide, to be able to be treated with multiple cycles of VAL-083 without significant hematological toxicities. We believe the modified dose of VAL-083, in addition to the change in patient eligibility platelet counts, should help provide for enhanced patient safety. We believe a positive outcome from this study can establish a position for VAL-083 in the treatment of MGMT-unmethylated rGBM.

Based on increased enrollment rates, we are forecasting full enrollment by December 2018. Data from the study will be used to help develop potential future clinical study designs with VAL-083 in MGMT-unmethylated rGBM. We anticipate providing updates regarding the progress of this open-label study, including safety data and observations regarding outcomes, at scientific meetings during 2018 and 2019. A detailed description of this study can be found at clinicaltrials.gov, Identifier Number: NCT02717962.

Phase 2 Study in Newly Diagnosed MGMT-unmethylated GBM

In September 2017, we initiated a single arm, biomarker driven, open-label Phase 2 study in newly diagnosed MGMT-unmethylated GBM patients at Sun Yat-sen University Cancer Center in Guangzhou, China. The study is being conducted under our collaboration agreement with Guangxi Wuzhou Pharmaceutical Company.

In this Phase 2 study, VAL-083 is being combined with radiotherapy as a potential replacement for standard-of-care chemoradiation with temozolomide in patients with MGMT-unmethylated GBM. One goal of the study will be to confirm the safety of the three-day VAL-083 dosing regimen in combination with radiotherapy and to investigate outcomes of the combination of VAL-083 and radiotherapy in MGMT-unmethylated GBM patients.

We plan to enroll up to 30 newly-diagnosed, MGMT-unmethylated GBM patients in this study. The efficacy endpoints of the study include tumor response, as assessed by the Response Assessment in NeuroOncology (“RANO”), and progression-free survival (“PFS”), progression-free survival at six months (“PFS6”), and overall survival (“OS”), compared to historical results in the target population. The study is being conducted in two parts: (1) Dose-confirmation:  VAL-083 in cohorts (20, 30 and 40 mg/m2/day IV daily x 3 every 21 days) to assess safety and activity when administered concurrently with x-ray therapy (“XRT”) to confirm the maximum tolerated dose (“MTD”), and (2) Expansion: VAL-083 will be studied in up to 20 additional patients at the target dose, as determined by the dose-confirmation part of the study, administered concurrently with XRT. Assessments of safety and tolerability will be used to support further clinical development of VAL-083 in combination with radiotherapy. Pharmacokinetic assessments of VAL-083 in plasma and cerebral spinal fluid ("CSF") will be used to correlate drug exposure in the central nervous system with patient outcomes.

As of September 21, 2018, nine patients have been enrolled in this study. Dose confirming cohorts studying 20 and 30 mg/m2/day x three every 21 days have been completed and three additional patients have received a VAL-083 starting dose of 40 mg/m2/day x three every 21 days.

We plan to use data from the study to establish a dosing regimen and study design for advanced registration-directed clinical studies with VAL-083 in newly diagnosed MGMT-unmethylated GBM.

We anticipate providing updates regarding the progress of this study, including safety data and observations regarding outcomes, at scientific meetings during 2018 and 2019. A detailed description of this study can be found at clinicaltrials.gov, Identifier Number: NCT03050736.

Phase 3: VAL-083 STAR-3 (Avastin-refractory) GBM Study

In July 2017, we initiated our VAL-083 STAR-3 GBM study as an adaptive, randomized, controlled, pivotal Phase 3 clinical study in patients with GBM whose tumors have progressed following treatment with Avastin (bevacizumab). As previously disclosed in February 2018, based on a number of factors, including low patient enrollment, and our belief that the FDA’s approval of Avastin for rGBM may negatively impact the timely recruitment of suitable patients for this study, we decided to park this study and undertake a review and assessment of various study parameters. We have now finalized the decision to discontinue this clinical study, other than to support the sole remaining enrolled patient.

Ovarian Cancer

In April 2016, the FDA granted orphan drug designation for the use of VAL-083 in the treatment of ovarian cancer.

In September 2017, we filed an IND for the use of VAL-083 in ovarian cancer, along with a protocol for a Phase 1/2, open-label, multicenter, study of VAL-083 in patients with Recurrent Platinum Resistant Ovarian Cancer (the REPROVe study).

The FDA has allowed this study to begin enrolling patients, but based on ongoing evaluation and recent input from our newly-formed clinical advisory board, we are reassessing the ovarian cancer program. We are in the process of evaluating the best path forward in ovarian cancer and are looking at various strategic options including combination with PARP inhibitors.

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

Our research suggests that VAL-083 attacks cancer cells via a unique mechanism of action which is distinct from other chemotherapies used in the treatment of cancer. Our data indicate that VAL-083 forms inter-strand crosslinks at the N7 position of guanine on the DNA of cancer cells. Our data also indicate that this crosslink forms rapidly and is not easily repaired by the cancer cell resulting in cell-cycle arrest and lethal double-strand DNA breaks in cancer cells. VAL-083 readily crosses the blood brain barrier. Published preclinical and clinical research demonstrate that VAL-083 is absorbed more readily in tumor cells than in normal cells.

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

Importantly, clinical activity against each of the tumors mentioned above was established in prior NCI-sponsored Phase 2 clinical studies. We believe that these historical clinical data and our own research support the development of VAL-083 as a potential new treatment for multiple types of cancer.

The main dose-limiting toxicity (“DLT”) related to the administration of VAL-083 in previous NCI-sponsored clinical studies and our own clinical studies is myelosuppression, particularly thrombocytopenia. Myelosuppression, including thrombocytopenia, is a common side effect of chemotherapy. Myelosuppression is the decrease in cells responsible for providing immunity, carrying oxygen, and causing normal blood clotting. Thrombocytopenia is a reduction in platelet counts which assist in blood clotting. Modern medicine allows for better management of myelosuppressive side effects. We believe this offers the potential opportunity to improve upon the drug’s already established efficacy profile by substantially increasing the dose of VAL-083 that can be safely administered to cancer patients.

There is no evidence of lung, liver, or kidney toxicity even with prolonged treatment by VAL-083. Data from the Chinese market where the drug has been approved for more than 15 years supports the safety findings of the NCI studies.

Current Treatments for Gliomas and Glioblastoma Multiforme

Gliomas are a type of Central Nervous System (“CNS”) tumor that arises from glial cells in the brain or spine. Glial cells are the cells surrounding nerves. Their primary function is to provide support and protection for neurons in the CNS.

GBM is the most common and the most lethal form of glioma. According to the Central Brain Tumor Registry of The United State, GBM occurs with an incidence of 3.20 per 100,000 person-years. Approximately 13,000 new cases of GBM were diagnosed in the United States and 16,000 in Europe during 2017.

Common symptoms of GBM include headaches, seizures, nausea, weakness, paralysis and personality or cognitive changes such as loss of speech or difficulty in thinking clearly. GBM progresses quickly and patients’ conditions deteriorate rapidly progressing to death. The outlook for GBM patients is generally poor. The overall median survival in newly diagnosed GBM patients with best available treatments is less than 15 months, and two-year and five-year survival rates are approximately 30% and 10%, respectively. Median overall survival in newly-diagnosed, unmethylated GBM patients is 12.2 months.

In September 2017, the National Comprehensive Cancer Network (“NCCN”), updated treatment guidelines for GBM. The recommended treatment regimen for GBM includes surgical resection to remove as much of the tumor as possible (“debulking”) followed by radiotherapy with concomitant and adjuvant chemotherapy with temozolomide with or without tumor treating fields (“TTF”). GBM patients whose tumors exhibit an unmethylated promotor for the gene encoding the DNA repair enzyme MGMT, a biomarker correlated with resistance to temozolomide, may be treated with radiation alone following surgery.

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

Probability of GBM Patient Survival Correlated to Expression of MGMT Enzyme

(Unmethylated promoter = High MGMT Expression and Significantly Shorter Survival)

TTF (Optune®) is a non-invasive technique for adults with GBM. TTF uses alternating electrical fields to disrupt tumor cell division, or cause cell death, thereby preventing the tumor from growing or spreading as quickly. A clinical study reported that GBM patients treated with TTF combined with TMZ experienced longer survival than those treated with TMZ alone.

The majority of GBM patients’ tumors recur within 6 – 12 months of initial treatment. Experimental therapy through clinical studies is recommended under NCCN guidelines for eligible patients. NCCN guidelines also recommend treatment with systemic chemotherapy, such as lomustine (“CCNU”). For patients who are eligible for additional surgical debulking, local chemotherapy with carmustine (“BCNU”) wafers may be employed. CCNU and BCNU target the same DNA-site as TMZ and are also subject to MGMT-related resistance.

Avastin (Avastin®, an anti-VEGF antibody) recently received full approval in the US, Canada, Australia, and Japan as a single agent for patients with recurrent GBM following prior therapy. Avastin carries an FDA “black-box warning” related to severe, sometimes fatal, side effects such as gastrointestinal perforations, wound healing complications and hemorrhage. There are no data demonstrating an improvement in disease-related symptoms or increased survival for GBM patients treated with Avastin.

Recurrent GBM patients, especially those whose tumors progress following treatment with Avastin, have limited or no treatment options and a very poor prognosis. According to published literature, the median survival for GBM patients whose tumors progress following Avastin is less than five months.

VAL-083 Historical Data and Our Research in GBM

VAL-083 is first-in-class DNA targeting agent that readily crosses the blood-brain-barrier. Data from prior NCI-sponsored clinical studies with VAL-083 demonstrate activity against GBM and other CNS tumors. In general, historical NCI-sponsored studies demonstrate that tumor regression in brain cancer was achieved in 40% of patients treated and stabilization was achieved in an additional 20% to 30% of brain tumor patients following treatment with VAL-083. In these studies, VAL-083 demonstrated statistically significant improvement in the median survival of high-grade glioma brain tumors, including GBM when combined with radiation versus radiation alone (p < 0.05) with results similar, or superior to, other chemotherapies approved for the treatment of GBM.

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

In addition, historical NCI clinical study data and our own research support the activity of VAL-083 as a potentiator of radiotherapy. Radiotherapy in combination with temozolomide is the current standard of care in the treatment of newly diagnosed GBM. Our research demonstrates that temozolomide and radiotherapy are ineffective against GBM cells exhibiting a high expression of MGMT, whereas VAL-083 potentiates the tumor-killing effect of radiation independent of MGMT expression. Furthermore, the combination of VAL-083 and radiation has been demonstrated to be active against GBM cancer stem cells (“CSCs”) in vitro. CSCs are often resistant to chemotherapy and form the basis for tumor recurrence and metastasis. GBM CSCs display strong resistance to TMZ, even where MGMT expression is low. However, our data demonstrates that GBM CSCs are susceptible to VAL-083 independent of MGMT expression.

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

Phase 1 – 2 Clinical Study Overview and Summary of Results

Forty-eight GBM patients whose disease progressed following prior treatment with temozolomide and Avastin were enrolled in an open-label, single arm dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics, and anti-cancer activity of VAL-083. The study was conducted at five centers in the United States: The Mayo Clinic in Rochester, Minnesota; the Brain Tumor Center at University of California, San Francisco; the Sarah Cannon Cancer Research Center in Nashville, Tennessee, Denver, Colorado; and the SCRI affiliate site at the Florida Cancer Specialist Research Institute in Sarasota, Florida.

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

In May 2016, we held an end of Phase 2 meeting with the FDA in which we discussed with the FDA the design of a Phase 3, registration-directed clinical program for VAL-083 in refractory GBM. Based on the input we received from the FDA, the agency confirmed that it would consider the totality of data available, including data obtained from our other planned clinical studies in related GBM populations, when assessing the NDA. The FDA also noted that we may be able to rely on prior NCI studies and historical literature to support nonclinical data required for an NDA filing under a 505(b)(2) strategy which allows a sponsor to rely on already established safety and efficacy data in support of an NDA.

We reported updated results of our Phase 1/2 clinical study at the 2016 ASCO annual meeting. In summary, these data are as follows:

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

VAL-083 Safety Observations from Phase 1/2 Clinical Study

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

Doses Achieved

Based the results of our Phase 1/2 study, we confirmed that we achieved doses of VAL-083 that are higher than were utilized in the original published NCI-sponsored clinical studies. A summary in comparison to the NCI’s historical regimen is as follows:

Dosing Regimen & Study	Single Dose	Acute Regimen (single cycle)	Comparative Cumulative Dose (@ 35 days)	Dose Intensity (dose per week)

NCI GBM historical regimen (Eagan et al) daily x 5 q 5wks (cycle = 35 days)	25 mg/m2	x5 days = 125 mg/m2	125 mg/m2	25 mg/m2/wk.

DelMar VAL-083 optimized regimen daily x 3 q 3wks (cycle = 21 days)	40 mg/m2	x5 days = 120 mg/m2	240 mg/m [2]	40 mg/m2/wk.

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

Observed pharmacokinetics from VAL-083 Phase 1 clinical study dose vs. AUC

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

.

Biomarker	Observation in Phase 1/2 clinical study
High MGMT (n=19)	84%
IDH-WT (n=11)	90%

Tumor Response and Outcomes

rGBM patients in our Phase 1/2 clinical study were not re-resected prior to treatment with VAL-083 and therefore had a growing recurrent GBM tumor at the time of enrollment. Patients were monitored for tumor response by MRI.

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

According to published literature, GBM patients failing Avastin have a poor prognosis with expected survival under five months. Ad-hoc subgroup analysis of the Phase 1 dose-escalation data indicated a dose response trend and potential for improved survival. Increased survival was observed following initiation of treatment in a high dose (30 and 40mg/m2, n=9) sub-group vs. a low dose (≤5mg/m2, n=6) sub-group with median survival of >9 months vs. 4.4 months for the high and low dose groups, respectively. At the time of the analysis, more than half of patients receiving an assumed therapeutic dose survived more than nine months following Avastin failure; more than 40% survived for ten months and more than 20% survived for twelve months or more.

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

While recognizing these data are representative of a relatively small, non-controlled Phase 1/2 clinical study, we believe these outcomes support the potential of VAL-083 to offer meaningful clinical benefit to GBM patients who have failed Avastin, compared to currently available therapy.

VAL-083 Historical Data and Our Research in Ovarian Cancer

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

VAL-083’s activity against ovarian epithelial adenocarcinoma (“OEA”) and squamous cell carcinoma of the cervix (“SCC”) was reported in prior NCI-sponsored clinical studies. Importantly, NCI-researchers recommended VAL-083 for further advanced studies in the treatment of ovarian cancer.

Pt-based chemotherapy is employed in the treatment of nearly 50% of all cancer patients and is employed in the treatment regimen of nearly all advanced-stage ovarian cancer patients.  Ovarian cancer patients whose tumors are sensitive to Pt-based chemotherapy have the most favorable outcome. Recently, the approval of PARP inhibitors in the treatment of ovarian cancer patients demonstrated improved outcomes, particularly patients whose tumors remain sensitive to Pt-based treatments.

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

Other Indications for VAL-083 – Potential Future Opportunities

VAL-083 in Lung Cancer

Lung cancer is a leading cause of cancer death around the world and effective treatment for lung cancer remains a significant global unmet need despite advances in therapy. Incidence of lung cancer in the United States is approximately 47 per 100,000 with the majority (85%) being NSCLC, the most common type of lung cancer. Globally, the market for lung cancer treatment may exceed $24 billion by 2033 according to a report published by Evaluate Pharma.

The activity of VAL-083 against solid tumors, including lung cancer, has been established in both preclinical and human clinical studies conducted by the NCI. DelMar has developed new nonclinical data to support the utility of VAL-083 in the modern treatment of lung cancer. In an established murine xenograft model of NSCLC, the activity of VAL-083 was compared to standard platinum-based therapy with cisplatin against human NSCLC cell lines A549 (TKI-sensitive) and H1975 (TKI-resistant). In the study, VAL-083 demonstrated superior efficacy and safety in the treatment of TKI-susceptible (A549) tumors and in TKI-resistant (H1975) tumors.

Central Nervous System Metastases of Solid Tumors

The successful management of systemic tumors by modern targeted therapies has led to increased incidence of mortality due to CNS metastases of lung cancer and other solid tumors. In June 2013, we split our Phase 1/2 clinical study protocol into two separate studies: one focusing solely on refractory GBM and the other focusing on secondary brain cancers caused by other tumors that have spread to the brain.

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

The activity of VAL-083 against childhood and adolescent brain tumors has been established in both preclinical and human clinical studies conducted by the NCI. We have presented data indicating that VAL-083 offers potential therapeutic alternatives for the treatment of pediatric brain tumors including SHH-p53 mutated medulloblastoma. In March 2016, the FDA granted orphan drug designation for the use of VAL-083 in the treatment of medulloblastoma. Subject to the availability of resources, we intend to collaborate with leading academic researchers for the continued exploration of VAL-083 as a potential treatment of childhood brain tumors.

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

VAL-083 Target Markets

DNA-targeting agents such as alkylating agents or platinum-based chemotherapy form the mainstay of chemotherapy treatments used in the treatment of cancers. Global sales of platinum-based chemotherapies reached nearly $2.5 billion in 2006 and declined to $600 million following the expiry of key patents. Alkylating agents such as temozolomide, bendamustine, nitrosoureas, and cyclophosphamide generated more than $1.3 billion in sales in 2016 after reaching a peak of $1.7 billion in 2014 (Evaluate Pharma).

Peak sales of selected DNA-targeting Agents

Our product candidate, VAL-083, is a first-in-class DNA targeting agent with a novel mechanism of action. VAL-083’s anti-cancer activity was established in a range of tumor types in prior NCI-sponsored clinical studies. Based on this novel mechanism, we have demonstrated that the anti-cancer activity is maintained against tumor cells that are resistant to other DNA-targeting agents. We believe this positions VAL-083 as a potential chemotherapy-of-choice for patients whose tumors are resistant to current standard-of-care chemotherapy in orphan and major cancer indications.

Our ongoing research and development activities are focused on indications where VAL-083 demonstrated promising activity in prior NCI-sponsored studies and where our research suggests an opportunity to address significant unmet medical needs due to the failure of existing treatments.

VAL-083 target markets	2024 Estimated Global Sales
Glioblastoma multiforme (GBM)	$1.5 B
Ovarian Cancer	$4.2 B
Non-small cell lung cancer (NSCLC)	$32.6 B
Source: Evaluate Pharma

Glioblastoma Multiforme

GBM is the most common and the most lethal form of glioma. According to the Central Brain Tumor Registry of The United State, GBM occurs with an incidence of 3.20 per 100,000 person-years. Approximately 13,000 new cases of GBM were diagnosed in the United States and 16,000 in Europe during 2017.

Newly diagnosed patients suffering from GBM are initially treated through invasive brain surgery, although disease progression following surgical resection is nearly 100%. Temozolomide (Temodar®) in combination with radiation is the front-line therapy for GBM following surgery. Global revenues of branded Temodar reached $1.1 billion in 2009. Following patent expiry in 2013, global revenue for generic temozolomide exceeded $400 million in 2014 even though most patients fail to gain long-term therapeutic benefits. Approximately 60% of GBM patients treated with Temodar® experience tumor progression within one year. Median overall survival in newly-diagnosed, unmethylated GBM patients is 12.2 months.

Bevacizumab (Avastin®) has been approved for the treatment of GBM in patients failing Temodar®. In clinical studies, only about 20% of patients failing Temodar® respond to Avastin® therapy and no improvement in median survival was reported. In spite of these low efficacy results, Avastin revenues exceeded $600 million in 2014.

The market for refractory (Avastin-failed) GBM is limited to those jurisdictions where Avastin is approved for the treatment of GBM. The United States, Canada, Australia, Japan and Switzerland represent the major markets where Avastin is used in the treatment of GBM.

Ovarian Cancer

According to Evaluate Pharma, the annual market for ovarian cancer therapies is projected to exceed $4.2 billion in 2024. The American Cancer Society estimates that approximately 22,000 women will receive a new diagnosis of ovarian cancer and approximately 14,000 women will die from ovarian cancer in the United States each year. Ovarian cancer ranks fifth in cancer deaths among women, accounting for more deaths than any other cancer of the female reproductive system.

The potential of VAL-083 in the treatment of ovarian cancer has been established in prior NCI-sponsored clinical studies and by our recent research.  The FDA has granted orphan drug status to VAL-083 as a potential treatment for ovarian cancer and we have recently received notice of allowance for our IND to initiate a Phase 1-2 clinical study to investigate the safety and effectiveness of VAL-083 in patients with recurrent platinum resistant ovarian cancer (VAL-083 REPROVe study).

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

Lung Cancer

According to Evaluate Pharma, the annual market for lung cancer therapies is projected to reach nearly $32.6 billion in 2024. Lung cancer is the most common cancer in the world with 1.8 million cases in 2012, representing 13% of all cancers according to a report published by the World Cancer Research Fund International.  Lung cancer has a higher mortality rate than the next top three cancers combined and it is responsible for 1.6 million deaths annually, representing 19% of all cancer deaths.  NSCLC represents approximately 85% of newly diagnosed lung cancers.

The potential of VAL-083 in the treatment of NSLSC has been established in both human clinical studies conducted by the NCI and by the drug’s commercial approval in China. We believe the profile of VAL-083 offers the potential to capture meaningful market share in the multi-billion NSCLC market.

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

We have engaged third-party contract manufacturers with the capabilities to establish the processes, procedures and quality systems necessary to meet U.S., Canadian, E.U. and other international manufacturing requirements in accordance with Good Manufacturing Practice (“cGMP”) regulations.

Supply of VAL-083 for our clinical studies to-date has been provided through a collaboration with Guangxi Wuzhou Pharmaceutical Company. Guangxi Wuzhou Pharmaceutical Company as a manufacturer has established a commercial-scale manufacturing process based on the North American process originally developed for the NCI that has been licensed by the Chinese FDA (“CFDA”) for commercial supply of VAL-083 in China.

We have developed and patented certain intellectual property related to quality controls that are used in the release of VAL-083 for our clinical studies in the United States. This intellectual property is also required for product release under CFDA guidelines and we have granted access to our intellectual property for this purpose.

Research & Development Collaborations

Guangxi Wuzhou Pharmaceutical Company

Pursuant to a memorandum of understanding and collaboration agreement, dated October 25, 2012, we have established a strategic collaboration with Guangxi Wuzhou Pharmaceutical Company, a subsidiary of publicly traded Guangxi Wuzhou Zhongheng Group Co., Ltd. (SHG: 600252) (the “Guangxi Agreement”). VAL-083 is approved for the treatment of chronic myelogenous leukemia (“CML”) and lung cancer in China and Guangxi Wuzhou Pharmaceutical Company is the only manufacturer licensed by the CFDA to produce the product for the China market. Through the Guangxi Agreement, we have been provided drug product at the production price for our VAL-083 clinical studies in the United States and China and we have also secured certain commercial rights in China.

Pursuant to the Guangxi Agreement, we granted to Guangxi Wuzhou Pharmaceutical Company a royalty-free license to certain of our intellectual property, as it relates to quality control and drug production methods for VAL-083, and we agreed that Guangxi Wuzhou Pharmaceutical Company will be our exclusive supplier of VAL-083 for clinical studies and commercial sales, subject to Guangxi Wuzhou Pharmaceutical Company obtaining and maintaining cGMP certification by the FDA, EMA or other applicable regulatory agencies, and Guangxi Wuzhou Pharmaceutical Company being able to meet volumes ordered by us. In accordance with this agreement, we have contracted with established third-party suppliers for our Phase 3 clinical studies. We will continue to work with Guangxi Wuzhou Pharmaceutical Company to achieve FDA compliance in order to potentially have them as our future supplier for global sales of VAL-083.

This Guangxi Agreement also provides us with certain exclusive commercial rights related to drug supply. Specifically, the Guangxi Agreement establishes an exclusive supply relationship between us and Guangxi Wuzhou Pharmaceutical Company for the Chinese market and all markets outside China. Guangxi Wuzhou Pharmaceutical Company agreed that it may not sell VAL-083 for markets outside of China to any other purchaser other than us, provided that, during the first three years following regulatory clearance for marketing of VAL-083 in a particular country or region, we meet proposed sales volumes set by Guangxi Wuzhou Pharmaceutical Company for the country or region. In addition, Guangxi Wuzhou Pharmaceutical Company granted us a pre-emptive right in China (subject to our acceptance of proposed sales volume and prices) to purchase VAL-083 produced by Guangxi Wuzhou Pharmaceutical Company.

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

Our patents and patent applications can be summarized in fourteen series as follows:

●	Series I is generally directed to synthesis of VAL-083.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 8,563,758	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol	2031

United States Patent No. 8,921,585	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol	2031

United States Patent No. 9,085,544	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol	2031

United States Patent No. 9,630,938	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol	2031

PCT Patent Application Serial No. PCT/US2011/048032	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol. National phase applications pending in various countries.	2031

●	Series II is generally directed to use of VAL-083 to treat a range of diseases and conditions, including but not limited to malignancies.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 9,066,918	Compositions And Methods To Improve The Therapeutic Benefit Of Suboptimally Administered Chemical Compounds Including Substituted Hexitols Such As Dianhydrogalactitol And Diacetyldianhydrogalactitol	2031

United States Patent No. 9,901,563	Compositions And Methods To Improve The Therapeutic Benefit Of Suboptimally Administered Chemical Compounds Including Substituted Hexitols Such As Dianhydrogalactitol And Diacetyldianhydrogalactitol

United States Patent Application Serial No. 15/879,114	Compositions And Methods To Improve The Therapeutic Benefit Of Suboptimally Administered Chemical Compounds Including Substituted Hexitols Such As Dianhydrogalactitol And Diacetyldianhydrogalactitol

PCT Patent Application Serial No. PCT/US2011/048031	Compositions And Methods To Improve The Therapeutic Benefit Of Suboptimally Administered Chemical Compounds Including Substituted Hexitols Such As Dianhydrogalactitol And Diacetyldianhydrogalactitol. National phase applications pending in various countries.	2031

●	Series III is generally directed to analytical methods for VAL-083.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 9,759,698	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol

United States Patent Application Serial No. 14/380,924	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol

United States Patent No. 9,029,164	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol	2033

PCT Patent Application Serial No. PCT/IB2013/000793	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol. National phase applications pending in various countries.	2033

Patent or Patent Application No.	Title	Expiry
PCT Patent Application Serial No. PCT/US2014/066087	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol. National phase applications pending in various countries.	2034

●	Series IV is generally directed to the use of VAL-083 to treat GBM or medulloblastoma.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 14/373,552	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma

United States Patent No. 9,687,466	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma	2033

PCT Patent Application Serial No. PCT/US2013/022505	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma. National phase applications pending in various countries.	2033

●	Series V is generally directed to the veterinary use of VAL-083.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 14/400,271	Veterinary Use Of Dianhydrogalactitol, Diacetyldianhydrogalactitol, And Dibromodulcitol To Treat Malignancies

●	Series VI is generally directed to the use of VAL-083 to treat tyrosine-kinase-inhibitor-resistant malignancies.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 14/409,909	Methods For Treating Tyrosine-Kinase-Inhibitor-Resistant Malignancies In Patients With Genetic Polymorphisms Or Ahi1 Dysregulations Or Mutations Employing Dianhydrogalactitol, Diacetyldianhydrogalactitol, Dibromodulcitol, Or Analogs Or Derivatives Thereof

PCT Patent Application Serial No. PCT/US2013/047320	Methods For Treating Tyrosine-Kinase-Inhibitor-Resistant Malignancies In Patients With Genetic Polymorphisms Or Ahi1 Dysregulations Or Mutations Employing Dianhydrogalactitol, Diacetyldianhydrogalactitol, Dibromodulcitol, Or Analogs Or Derivatives Thereof. National phase applications pending in various countries.	2033

●	Series VII is generally directed to the use of VAL-083 to treat recurrent malignant glioma and progressive secondary brain tumor.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 14/682,226	Use Of Dianhydrogalactitol And Analogs And Derivatives Thereof To Treat Recurrent Malignant Glioma Or Progressive Secondary Brain Tumor

PCT Application Serial No. PCT/US2014/040461	Use Of Dianhydrogalactitol And Analogs And Derivatives Thereof To Treat Recurrent Malignant Glioma Or Progressive Secondary Brain Tumor. National phase applications pending in various countries.	2034

●	Series VIII is generally directed to the use of VAL-083 to treat non-small-cell lung cancer.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 14/710,240	Use of Dianhydrogalactitol and Analogs or Derivatives Thereof in Combination With Platinum-Containing Antineoplastic Agents to Treat Non Small-Cell Carcinoma of the Lung and Brain Metastases

PCT Patent Application Serial No. PCT/US2015/024462	Use of Dianhydrogalactitol and Analogs or Derivatives Thereof to Treat Non-Small Cell Carcinoma of the Lung and Ovarian Cancer. National phase applications pending in various countries.	2035

PCT Patent Application Serial No. PCT/US2016/032120	Combination of Analogs or Derivatives of Dianhydrogalactitol with Platinum-Containing Antineoplastic Agents to Treat Cancer. National phase applications pending in various countries.	2035

●	Series IX is generally directed to the use of VAL-083 and radiation to treat NSCLC and GBM.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 15/525,933	Dianhydrogalactitol Together with Radiation to Treat Non-Small-Cell Carcinoma of the Lung and Glioblastoma Multiforme.

PCT Patent Application Serial No. PCT/US2015/059814	Dianhydrogalactitol Together with Radiation to Treat Non-Small-Cell Carcinoma of the Lung and Glioblastoma Multiforme. National phase applications pending in various countries.	2035

●	Series X is generally directed to the use of VAL-083 in NSCLC and ovarian cancer:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 15/759,104	Use of Dianhydrogalactitol And Derivatives Thereof in the Treatment of Glioblastoma, Lung Cancer and Ovarian Cancer.

PCT Patent Application Serial No. PCT/IB2016/001436	Use of Dianhydrogalactitol And Derivatives Thereof in the Treatment of Glioblastoma, Lung Cancer and Ovarian Cancer.	2036

●	Series XI is generally directed to the use of VAL-083 in the treatment of CNS malignancies:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 15/624,200	Use of Dianhydrogalactitol or Derivatives and Analogs Thereof for Treatment of Pediatric Central Nervous System Malignancies.

United States Patent Application Serial No. 15/771,631	Use of Dianhydrogalactitol or Derivatives and Analogs Thereof for Treatment of Pediatric Central Nervous System Malignancies.

PCT Patent Application Serial No. PCT/US2016/058661	Use of Dianhydrogalactitol or Derivatives and Analogs Thereof for Treatment of Pediatric Central Nervous System Malignancies.	2036

●	Series XII is generally directed to the analysis and resolution of VAL-083 preparations:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 15/778,546	Methods for analysis and Resolution of Preparations of Dianhydrogalactitol and Derivatives and Analogs Thereof.	2036

PCT Patent Application Serial No. PCT/US2016/063362	Methods for analysis and Resolution of Preparations of Dianhydrogalactitol and Derivatives and Analogs Thereof. National phase applications pending in various countries.	2036

●	Series XIII is generally directed to combinations:

Patent or Patent Application No.	Title	Expiry
PCT Patent Application Serial No. PCT/US2018/020314	Use of Dianhydrogalactitol and Analogs and Derivatives in Combination with a P53 Modulator or a PARP Inhibitor	2038

●	Series XIV – PCT

Patent or Patent Application No.	Title	Expiry
One PCT is currently pending

One of the inventors listed in our Series IX applications is an employee of the University of California, San Francisco. If a patent issues from a patent application in this series with a claim that the University of California employee conceived of, in whole or in part, then the Regents of the University of California will share ownership of any such patent with us. Our research agreements with the University of California address this issue by providing us with an exclusive option, for a limited period of time, to negotiate a royalty-bearing exclusive license for commercialization of the invention covered by that patent.

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

In February 2012, the FDA granted orphan drug status to VAL-083 for the treatment of glioma. In January 2013, the EMA also granted orphan drug protection to VAL-083 for the treatment of glioma. In the spring of 2016, the FDA Office of Orphan Products Development granted orphan drug designations to VAL-083 for the treatment of ovarian cancer and medulloblastoma.

In addition to our patents and orphan drug protection, we intend to rely on the Hatch-Waxman Amendments for five years of data exclusivity for VAL-083.Under the Hatch-Waxman Amendments, newly approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. These amendments provide five-year data exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active ingredient. The Hatch-Waxman Amendments prohibit the approval of an abbreviated new drug application, also known as an ANDA or generic drug application, during the five-year exclusive period if no patent is listed. If there is a patent listed and the ANDA applicant certifies that the NDA holder’s listed patent for the product is invalid or will not be infringed, the ANDA can be submitted four years after NDA approval. Protection under the Hatch-Waxman Amendments will not prevent the filing or approval of another full NDA; however, the applicant would be required to conduct its own pre-clinical studies and adequate and well-controlled clinical studies to demonstrate safety and effectiveness. The Hatch-Waxman Amendments also provide three years of data exclusivity for the approval of NDAs with new clinical studies for previously approved drugs and supplemental NDAs, for example, for new indications, dosages or strengths of an existing drug, if new clinical investigations were conducted by or on behalf of the sponsor and were essential to the approval of the application. This three-year exclusivity covers only the new changes associated with the supplemental NDA and does not prohibit the FDA from approving ANDAs for drugs containing the original active ingredient.

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

The regulatory requirements relating to the testing, manufacturing and marketing of our products may change from time to time and this may impact our ability to conduct clinical studies and the ability of independent investigators to conduct their own research with support from us.

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

In general, new chemical entities are tested in animals until adequate evidence of safety is established to support the proposed clinical study protocol designs. Clinical studies for new products are typically conducted in three sequential phases that may overlap. In Phase 1, the initial introduction of the pharmaceutical into either healthy human volunteers or patients with the disease (20 to 50 subjects), the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase 2 involves studies in a limited patient population (50 to 200 patients) to determine the initial efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound shows preliminary evidence of some effectiveness and is found to have an acceptable safety profile in Phase 2 evaluations, Phase 3 studies are undertaken to more fully evaluate clinical outcomes in a larger patient population in adequate and well-controlled studies designed to yield statistically sufficient clinical data to demonstrate efficacy and safety.

In the U.S., specific preclinical data, manufacturing and chemical data, as described above, need to be submitted to the FDA as part of an IND application, which, unless the FDA objects, will become effective 30 days following receipt by the FDA. Phase 1 studies in human volunteers may commence only after the application becomes effective. Prior regulatory approval for human healthy volunteer studies is also required in member states of the E.U. Currently, in each member state of the E.U., following successful completion of Phase 1 studies, data are submitted in summarized format to the applicable regulatory authority in the member state in respect of applications for the conduct of later Phase 2 studies. The regulatory authorities in the E.U. typically have between one and three months in which to raise any objections to the proposed study, and they often have the right to extend this review period at their discretion. In the U.S., following completion of Phase 1 studies, further submissions to regulatory authorities are necessary in relation to Phase 2 and III studies to update the existing IND. Authorities may require additional data before allowing the studies to commence and could demand that the studies be discontinued at any time if there are significant safety issues. In addition to the regulatory review, studies involving human subjects must be approved by an independent body. The exact composition and responsibilities of this body will differ from country to country. In the U.S., for example, each study will be conducted under the auspices of an independent institutional review board (IRB) at each institution at which the study is conducted. The IRB considers among other things, the design of the study, ethical factors, the privacy of protected health information as defined under the Health Insurance Portability and Accountability Act, the safety of the human subjects and the possible liability risk for the institution. Equivalent rules to protect subjects’ rights and welfare apply in each member state of the E.U. where one or more independent ethics committees, which typically operate similarly to an IRB, will review the ethics of conducting the proposed research. Other regulatory authorities around the rest of the world have slightly differing requirements involving both the execution of clinical studies and the import/export of pharmaceutical products. It is our responsibility to ensure we conduct our business in accordance with the regulations of each relevant territory.

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

The approval process can be affected by a number of factors. The NDA may require additional preclinical, manufacturing data or clinical studies which may be requested at the end of the 10-month NDA review cycle, thereby delaying approval until additional data are submitted and may involve substantial unbudgeted costs.

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

By leveraging existing preclinical and clinical safety and efficacy data, we seek to build upon an existing knowledge base to accelerate our research. In addition, through our focus on end-stage population which has no current treatment options, regulatory approval for commercialization may sometimes be achieved in an accelerated manner. Accelerated approval by the FDA in this category may be granted on objective response rates and duration of responses rather than demonstration of survival benefit. As a result, studies of drugs to treat end-stage refractory cancer indications have historically involved fewer patients and generally have been faster to complete than studies of drugs for other indications. We are aware that the FDA and other similar agencies are regularly reviewing the use of objective endpoints for commercial approval and that policy changes may impact the size of studies required for approval, timelines and expenditures significantly.

The U.S., E.U. and other jurisdictions may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which, in the U.S., is generally a disease or condition that affects no more than 200,000 individuals. In the E.U., orphan drug designation can be granted if: the disease is life threatening or chronically debilitating and affects no more than 50 in 100,000 persons in the E.U.; without incentive, it is unlikely that the drug would generate sufficient return to justify the necessary investment; and no satisfactory method of treatment for the condition exists or, if it does, the new drug will provide a significant benefit to those affected by the condition. If a product that has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for a period of seven years in the U.S. and 10 years in the E.U. Orphan drug designation does not prevent competitors from developing or marketing different drugs for the same indication or the same drug for different indications. Orphan drug designation must be requested before submitting an NDA or MAA. After orphan drug designation is granted, the identity of the therapeutic agent and its potential orphan use are publicly disclosed. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. However, this designation provides an exemption from marketing and authorization fees charged to NDA sponsors under the Prescription Drug Act (PDUFA Fees).

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

Various products currently are marketed for the treatment of the cancers that we are targeting with VAL-083 or may target with future product candidates and a number of companies are developing new treatments. Companies also developing products for GBM include, but are not limited to, Celgene Corp., Celldex Therapeutics, Northwest Biotherapeutics, Inc., Immunocellular Therapeutics Ltd., and many major pharmaceutical companies. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and create value in patient therapy.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than products that we may develop. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

We expect that our ability to compete effectively will depend upon our ability to:

●	successfully and rapidly complete adequate and well-controlled clinical studies that demonstrate statistically significant safety and efficacy and to obtain all requisite regulatory approvals in a cost-effective manner;

●	maintain a proprietary position for our manufacturing processes and other technology;

●	produce our products in accordance with United States FDA and international regulatory guidelines;

●	attract and retain key personnel; and

●	build or access an adequate sales and marketing infrastructure for any approved products.

Failure to do one or more of these activities could have an adverse effect on our business, financial condition or results of operations.

Corporate History

We are a Nevada corporation formed on June 24, 2009 under the name Berry Only Inc. On January 25, 2013, we entered into and closed an exchange agreement (the “Exchange Agreement”), with Del Mar Pharmaceuticals (BC) Ltd. (“Del Mar (BC)”), 0959454 B.C. Ltd. (“Callco”), and 0959456 B.C. Ltd. (“Exchangeco”) and the security holders of Del Mar (BC). Upon completion of the Exchange Agreement, Del Mar (BC) became a wholly-owned subsidiary of ours (the “Reverse Acquisition”).

DelMar Pharmaceuticals, Inc. is the parent company of Del Mar (BC), a British Columbia, Canada corporation incorporated on April 6, 2010, which is a clinical stage company with a focus on the development of drugs for the treatment of cancer. We are also the parent company to Callco and Exchangeco which are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the Reverse Acquisition.

On May 20, 2016, we effected a 1-for-4 reverse split of our common stock. All share amounts in this report give effect to the reverse split unless otherwise indicated.

Research and Development

During the years ended June 30, 2018 and 2017, we recognized $7,132,952 and $5,003,640, respectively, in research and development expenses.

Employees

We have four full-time employees and retain the services of approximately 15 persons on an independent contractor/consultant and contract-employment basis. As such, we currently operate in a “virtual” corporate structure in order to minimize fixed personnel costs.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. In determining whether to purchase our common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase our securities. An investor should only purchase our securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Related to Our Business

We have expressed substantial doubt about our ability to continue as a going concern.

As discussed in Note 1 to the consolidated financial statements for the year ended June 30, 2018, our audited financial statements for the fiscal year ended June 30, 2018, include an explanatory paragraph that such financial statements were prepared assuming that we will continue as a going concern. A going concern basis assumes that we will continue our operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the year ended June 30, 2018, we reported a loss of $11,138,312, and a negative cash flow from operations of $9,850,850. We had an accumulated deficit of $52,441,337 as at June 30, 2018. As at June 30, 2018, we had cash and cash equivalents on hand of $5,971,995. We are in the development stage and has not generated any revenues to date. We do not have the prospect of achieving revenues until such time that its product candidate is commercialized, or partnered, which may not ever occur. In the near future, we will require additional funding to maintain its clinical studies, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern.

Consequently, management is pursuing various financing alternatives to fund our operations so it can continue as a going concern. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements. We may tailor its drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

The financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Such adjustments could be material.

We have a limited operating history and a history of operating losses and expect to incur significant additional operating losses.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and/or license and development agreements with collaboration partners. As of June 30, 2018, we had cash and cash equivalents to fund operations into the middle of calendar 2019. We will need to raise additional capital in the near future. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, then-existing stockholders’ interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely their rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations.

In addition, we have retained Oppenheimer & Co. Inc. as a financial advisor to assist us in our evaluation of a broad range of strategic alternatives to enhance stockholder value, including additional capital raising transactions, an acquisition, merger, business combination, licensing and/or other strategic transaction involving us. There is no assurance that the review of strategic alternatives will result in us changing our business plan, pursuing any particular transaction, or, if we pursue any such transaction, that it will be completed. We do not expect to make further public comment regarding the strategic review until our Board of Directors has approved a specific transaction or otherwise deems disclosure of significant developments is appropriate.

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

Our inability to obtain additional financing could adversely affect our ability to meet our obligations under our planned clinical studies and could negatively impact the timing of our clinical results.

Our ability to meet our obligations and continue the research and development of our product candidate is dependent on our ability to continue to raise adequate financing. We may not be successful in obtaining such additional financing in the amount required at any time, or for any period, or, if available, that it can be obtained on terms satisfactory to us. In the event that we are unable to obtain such additional financing, we may be unable to meet our obligations under our planned clinical studies and we may have to tailor our drug candidate development programs based on the amount of funding we raise which could negatively impact the timing of our clinical results.

Our exploration and pursuit of strategic alternatives may not be successful.

In September 2018, we announced that we had retained Oppenheimer & Co. Inc. as a financial advisor to assist us in our evaluation of a broad range of strategic alternatives. Potential strategic alternatives that may be explored or evaluated as part of this process include the potential for capital raising transactions, an acquisition, merger, business combination, licensing and/or other strategic transaction involving us. Despite devoting efforts to identify and evaluate potential strategic transactions, the process may not result in any definitive offer to consummate a strategic transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance stockholder value or deliver expected benefits.

If we fail to comply with the continued minimum closing bid requirements of the NASDAQ Capital Market LLC (“NASDAQ”) or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the NASDAQ. We must satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company’s common stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice, advising that such company has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available, provided (i) it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, including stockholder equity requirements, which we may be unable to satisfy (except for the bid price requirement), and (ii) it provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the company does not regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, and if it appears to the Nasdaq Staff that the company will not be able to cure the deficiency, or if the company is not otherwise eligible, the Nasdaq Staff will provide the company with written notification that its securities are subject to delisting from Nasdaq. At that time, the company may appeal the delisting determination to a Hearings Panel.

On June 28, 2018, we received a notification letter from NASDAQ informing us that for the last 30 consecutive business days, the bid price of our securities had closed below $1.00 per share. This notice had no immediate effect on our NASDAQ listing and we have 180 calendar days, or until December 26, 2018, to regain compliance. The closing bid price of our securities must be at least $1.00 per share for a minimum of ten consecutive business days to regain compliance.

If we are unable to regain compliance with the minimum closing bid price requirement by December 26, 2018, or such further extended period as may be provided by NASDAQ, or if we fail to meet any of the other continued listing requirements, including stockholder equity requirements, our securities may be delisted from NASDAQ, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from NASDAQ, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

If we are unable to effectively implement or maintain a system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. Management determined that as of June 30, 2018, our disclosure controls and procedures and internal control over financial reporting were not effective due to material weaknesses in our internal control over financial reporting related to our limited number of employees in our accounting department and inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Any failure to implement new or improved controls necessary to remedy the material weaknesses described above, or difficulties encountered in the implementation or operation of these controls, could harm our operations, decrease the reliability of our financial reporting, and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

We are an early-stage company and may never achieve commercialization of our candidate products or profitability.

We are at an early stage of development and commercialization of our technologies and product candidate. We have not yet begun to market any products and, accordingly, have not begun or generate revenues from the commercialization of our product. Our product will require significant additional clinical testing and investment prior to commercialization. A commitment of substantial resources by ourselves and, potentially, our partners to conduct time-consuming research and clinical studies will be required if we are to complete the development of our product candidate. There can be no assurance that our product candidate will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed. Our product candidate is not expected to be commercially available for several years, if at all.

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

VAL-083 and any other products we may develop will require significant development, preclinical and clinical testing and investment of substantial funds prior to its commercialization. The process of obtaining required approvals can be costly and time-consuming, and there can be no assurance that we will successfully develop any future products that will prove to be safe and effective in clinical studies or receive applicable regulatory approvals. Markets other than the U.S. and Canada have similar restrictions. Potential investors and shareholders should be aware of the risks, problems, delays, expenses and difficulties which we may encounter in view of the extensive regulatory environment which controls our business.

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

We believe we may in some instances be able to secure approval from the FDA or comparable non-U.S. regulatory authorities to use accelerated development pathways. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical studies beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals.

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

We have conducted, and may in the future conduct, clinical studies for certain of our product candidates at sites outside the United States, and the FDA may not accept data from studies conducted in such locations.

We have conducted and may in the future choose to conduct one or more of our clinical studies outside the United States. Although the FDA may accept data from clinical studies conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical study must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to seek approval in the United States. In addition, while these clinical studies are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from studies conducted outside of the United States. If the FDA does not accept the data from any of our clinical studies that we determine to conduct outside the United States, it would likely result in the need for additional studies, which would be costly and time-consuming and delay or permanently halt our development of the product candidate.

In addition, the conduct of clinical studies outside the United States could have a significant impact on us. Risks inherent in conducting international clinical studies include:

●	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical studies;

●	administrative burdens of conducting clinical studies under multiple foreign regulatory schema;

●	foreign exchange fluctuations; and

●	diminished protection of intellectual property in some countries.

If our clinical studies fail to demonstrate safety and efficacy to the satisfaction of the FDA and comparable non-U.S. regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidate.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Comparable non-U.S. regulatory authorities, such as the EMA, impose similar restrictions. We may never receive such approvals. We must complete extensive preclinical development and clinical studies to demonstrate the safety and efficacy of our product candidate in humans before we will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable non-U.S. regulatory authorities for any product candidate.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if (1) we are required to conduct additional clinical studies or other testing of our product candidate beyond the studies and testing that we contemplate, (2) we are unable to successfully complete clinical studies of our product candidate or other testing, (3) the results of these studies or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with our product candidate, we, in addition to incurring additional costs, may:

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

If we experience any of a number of possible unforeseen events in connection with clinical studies of our product candidates, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

We may experience numerous unforeseen events during, or as a result of, clinical studies that could delay or prevent marketing approval of our product candidate, including:

●	clinical studies of our product candidate may produce unfavorable or inconclusive results;

●	we may decide, or regulators may require us, to conduct additional clinical studies or abandon product development programs;

●	the number of patients required for clinical studies of our product candidate may be larger than we anticipate, patient enrollment in these clinical studies may be slower than we anticipate or participants may drop out of these clinical studies at a higher rate than we anticipate;

●	data safety monitoring committees may recommend suspension, termination or a clinical hold for various reasons, including concerns about patient safety;

●	regulators or IRBs may suspend or terminate the study or impose a clinical hold for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

●	patients with serious, life-threatening diseases included in our clinical studies may die or suffer other adverse medical events for reasons that may not be related to our product candidate;

●	participating patients may be subject to unacceptable health risks;

●	patients may not complete clinical studies due to safety issues, side effects, or other reasons;

●	changes in regulatory requirements and guidance may occur, which require us to amend clinical study protocols to reflect these changes;

●	our third-party contractors, including those manufacturing our product candidate or components or ingredients thereof or conducting clinical studies on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;

●	regulators or institutional review boards, or IRBs may not authorize us or our investigators to commence a clinical study or conduct a clinical study at a prospective study site;

●	we may experience delays in reaching or fail to reach agreement on acceptable clinical study contracts or clinical study protocols with prospective study sites;

●	patients who enroll in a clinical study may misrepresent their eligibility to do so or may otherwise not comply with the clinical study protocol, resulting in the need to drop the patients from the clinical study, increase the needed enrollment size for the clinical study or extend the clinical study’s duration;

●	we may have to suspend or terminate clinical studies of our product candidate for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of a product candidate;

●	regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their respective standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;

●	the FDA or comparable non-U.S. regulatory authorities may disagree with our clinical study design or our interpretation of data from preclinical studies and clinical studies;

●	the FDA or comparable non-U.S. regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for clinical and commercial supplies;

●	the supply or quality of raw materials or manufactured product candidate or other materials necessary to conduct clinical studies of our product candidate may be insufficient, inadequate, delayed, or not available at an acceptable cost, or we may experience interruptions in supply; and

●	the approval policies or regulations of the FDA or comparable non-U.S. regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

Product development costs for us will increase if we experience delays in testing or pursuing marketing approvals and we may be required to obtain additional funds to complete clinical studies and prepare for possible commercialization of our product candidate. We do not know whether any preclinical tests or clinical studies will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical study delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidate or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidate and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, clinical study delays may ultimately lead to the denial of marketing approval of our product candidate.

If we experience delays or difficulties in the enrollment of patients in clinical studies, we may not achieve our clinical development on our anticipated timeline, or at all, and our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical studies for VAL-083 or any other product candidate if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical studies. Patient enrollment is a significant factor in the timing of clinical studies, and is affected by many factors, including:

●	the size and nature of the patient population;

●	the severity of the disease under investigation;

●	the proximity of patients to clinical sites;

●	the eligibility criteria for the study;

●	the design of the clinical study;

●	efforts to facilitate timely enrollment;

●	competing clinical studies; and

●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

Our inability to enroll a sufficient number of patients for our clinical studies could result in significant delays or may require us to abandon one or more clinical studies altogether. Enrollment delays in our clinical studies may result in increased development costs for our product candidate, delay or halt the development of and approval processes for our product candidate and jeopardize our ability to achieve our clinical development timeline and goals, including the dates by which we will commence, complete and receive results from clinical studies. Enrollment delays may also delay or jeopardize our ability to commence sales and generate revenues from our product candidate. Any of the foregoing could cause our value to decline and limit our ability to obtain additional financing, if needed.

Positive results in previous clinical studies of VAL-083 may not be replicated in future clinical studies, which could result in development delays or a failure to obtain marketing approval.

Positive results in previous clinical studies of VAL-083 may not be predictive of similar results in future clinical studies. Also, interim results during a clinical study do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies even after achieving promising results in early-stage development. Accordingly, the results from the completed preclinical studies and clinical studies for VAL-083 may not be predictive of the results we may obtain in later stage studies. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical studies. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies have nonetheless failed to obtain FDA or EMA, or other regulatory agency, approval for their products.

FDA approval of VAL-083 or future product candidates may be denied.

There can be no assurance that the FDA will ultimately approve our NDA. The FDA may deny approval of VAL-083 for many reasons, including:

●	we may be unable to demonstrate to the satisfaction of the FDA that our products are safe and effective for its intended uses;

●	the FDA may disagree with our interpretation of data from the clinical studies;

●	we may be unable to demonstrate that any clinical or other benefits our products outweigh any safety or other perceived risks; or

●	we may not be able to successfully address any other issues raised by the FDA.

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

We may be required to suspend or discontinue clinical studies due to unexpected side effects or other safety risks that could preclude approval of our products.

Our clinical studies may be suspended at any time for a number of reasons. For example, we may voluntarily suspend or terminate our clinical studies if at any time we believe that they present an unacceptable risk to the clinical study patients. In addition, the FDA or other regulatory agencies may order the temporary or permanent discontinuation of our clinical studies at any time if they believe that the clinical studies are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical study patients.

Administering any product candidate to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical studies of our product candidates and could result in the FDA or other regulatory authorities denying further development or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects or even death as a result of participating in our clinical studies.

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

Clinical studies of our product candidate are conducted in carefully defined subsets of patients who have agreed to enter into clinical studies. Consequently, it is possible that our clinical studies may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of our product candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

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

In addition, later discovery of previously unknown problems with our products, manufacturing processes, or failure to comply with regulatory requirements, may lead to various adverse results, including:

●	restrictions on such products, manufacturers or manufacturing processes;

●	restrictions on the labeling or marketing of a product;

●	restrictions on product distribution or use;

●	requirements to conduct post-marketing clinical studies;

●	requirements to institute a risk evaluation mitigation strategy, or REMS, to monitor safety of the product post-approval;

●	warning letters issued by the FDA or other regulatory authorities;

●	withdrawal of the products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of products, fines, restitution or disgorgement of profits or revenue;

●	suspension, revocation or withdrawal of marketing approvals;

●	refusal to permit the import or export of our products; and

●	injunctions or the imposition of civil or criminal penalties.

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

Several companies are marketing and developing oncology immunotherapy products. Companies with approved marketed oncology products for GBM are Merck (Temodar®) and Genentech (Avastin®). Companies with oncology immunotherapy product candidates in clinical development include, but are not limited to, Northwest Biotherapeutics (DCVax-L), Celldex Therapeutics (Rindopepimut (CDX-110)) and ImmunoCellular Therapeutics (ICT-107).

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

Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidate despite obtaining appropriate informed consents from our clinical study participants. We will face an even greater risk if we commercially sell any product that we may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidate. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product candidate or products that we may develop;

●	injury to our reputation and significant negative media attention;

●	withdrawal of clinical study participants;

●	significant costs to defend resulting litigation;

●	substantial monetary awards to study participants or patients;

●	loss of revenue;

●	reduced resources of our management to pursue our business strategy; and

●	the inability to commercialize any products that we may develop.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct clinical studies for our product candidate. Any failure by a third-party to meet its obligations with respect to the clinical development of our product candidate may delay or impair our ability to obtain regulatory approval for our product candidate.

We rely on academic institutions and private oncology centers to conduct our clinical studies. Our reliance on third parties to conduct clinical studies could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities.

Such clinical study arrangements provide us with information rights with respect to the clinical data, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the clinical studies. If investigators or institutions breach their obligations with respect to the clinical studies of our product candidate, or if the data proves to be inadequate, then our ability to design and conduct any future clinical studies may be adversely affected.

We rely, and expect to continue to rely, on third parties to conduct our clinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies.

We currently rely on third-party clinical research organizations, or CROs, to conduct our clinical studies. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical studies. Our agreements with these third parties generally allow the third-party to terminate the agreement at any time. If we are required to enter into alternative arrangements because of any such termination the introduction of our product candidates to market could be delayed.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we design our clinical studies and will remain responsible for ensuring that each of our clinical studies are conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of study participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. We also are required to register ongoing clinical studies and post the results of completed clinical studies on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical studies. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidate or commercialization of our products, producing additional losses and depriving us of potential product revenue.

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

Collaborations involving our product candidate currently pose, and will continue to pose, the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	collaborators may not pursue development and commercialization of our product candidate or may elect not to continue or renew development or commercialization programs based on preclinical or clinical study results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

●	collaborators may delay clinical studies, provide insufficient funding for a clinical study program, stop a clinical study or abandon a product candidate, repeat or conduct new clinical studies or require a new formulation of a product candidate for clinical testing;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidate if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidate or that result in costly litigation or arbitration that diverts management attention and resources; and

●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies or clinical studies, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

We have engaged a single manufacturer to produce GMP active pharmaceutical ingredient and drug product for our clinical studies. In addition, we have relied on our manufacturing partner, Guangxi Wuzhou Pharmaceutical Company, for the manufacture of clinical supply of VAL-083 for our preclinical and Phase 2 clinical studies to-date. If our manufacturer’s facility were damaged or destroyed, or otherwise subject to disruption, it would require substantial lead-time to replace our clinical supply. In such event, we would be forced to rely entirely on other third-party contract manufacturers for an indefinite period of time. We not recently established a relationship with a back-up manufacturer. At this time no drug product has been manufactured by a third-party back-up manufacturer. Any disruptions or delays by our third-party manufacturers or Guangxi Wuzhou Pharmaceutical Company or their failure to meet regulatory compliance could impair our ability to develop VAL-083, which would adversely affect our business and results of operations.

We rely on these third-party manufacturers to provide drug product supply for our clinical studies. There is no assurance that such a supplier will be able to meet our needs from a technical, timing, or cost-effective manner. Our failure to enter into appropriate agreements with such a third-party manufacturer would delay, or halt, our clinical studies.

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

Because we became public through a “reverse acquisition”, securities analysts of brokerage firms may not provide or continue to provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any follow-on offerings on behalf of us in the future.

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

We have paid no dividends on our common stock to date and we do not anticipate paying any dividends to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, we currently anticipate that any earnings will be retained to finance our future expansion and for the implementation of our business plan. Investors should take note of the fact that a lack of a dividend can further affect the market value of our common stock, and could significantly affect the value of any investment in us.

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

Our issuance of common stock upon exercise of warrants, Performance Share Units, or options, exchange of Exchangeable Shares, or conversion of Series B Preferred Stock may depress the price of our common stock.

As of September 21, 2018, we had 22,409,053 shares of common stock issued and outstanding, 562,761 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at the option of us or Callco, to have us or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of our common stock) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 14,237,525 shares of common stock, outstanding Series B convertible preferred shares that are convertible into 2,202,792 shares of common stock, outstanding Performance Stock Units (“PSUs”) that are convertible into 1,200,000 shares of common stock, and outstanding options to purchase 2,626,829 shares of common stock. All Exchangeable Shares, warrants, and options are convertible or exercisable into one share of common stock. Each share of Series B preferred stock is convertible into 2.5 shares of common stock. The issuance of shares of common stock upon exercise of outstanding warrants or options or exchange of Exchangeable Shares could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

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

Item 2. Properties.

Our corporate headquarters are located at Suite 720-999 West Broadway, Vancouver, British Columbia, Canada, V5Z 1K5. Our clinical operations are managed at 3475 Edison Way, Suite R, Menlo Park, California, 94025. Our current monthly base rent for our corporate headquarters is $4,708 (CDN $6,200) on a month-to-month basis. In addition, Valent Technologies, LLC (“Valent”), which is owned by Dr. Dennis Brown, our Chief Scientific Officer, leases facilities in California and we have access to such facilities pursuant to an informal unwritten arrangement with Valent. Our leased premises, academic relationships, and access to the Valent facility are sufficient to meet the immediate needs of our business, research and operations.

Item 3. Legal Proceedings.

There are no legal proceedings to which we are a party or any of our property is the subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The Nasdaq Capital Market, under the symbol “DMPI” effective July 12, 2016. Previously, our common stock was quoted on the OTC.QX, and prior to that, on the OTCQB.

The following table contains information about the range of high and low sale prices for our common stock for each quarter during the last two fiscal years. The source of these high and low sales prices was the Nasdaq Capital Market and the OTC.QX.

Calendar Quarter	High Sales Price	Low Sales Price
2016 Third Quarter	$9.90	$5.52
2016 Fourth Quarter	$6.10	$3.00
2017 First Quarter	$5.39	$2.88
2017 Second Quarter	$4.45	$1.66
2017 Third Quarter	$2.84	$0.80
2017 Fourth Quarter	$1.20	$0.78
2018 First Quarter	$1.82	$0.90
2018 Second Quarter	$1.38	$0.64

As of September 17, 2018, there were approximately 233 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

During the three months ended June 30, 2018, we issued 4,556 shares of common stock in relation to services received by us and 49,602 shares of common stock as dividends on our outstanding shares of Series B Preferred Stock.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

You should review the factors and risks we describe under “Risk Factors” in this report on Form 10-K for the year ended June 30, 2018 and in the Company’s other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

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

Outstanding Securities

As of September 21, 2018, the Company had 22,409,053 shares of common stock issued and outstanding,562,761 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 14,237,525 shares of common stock, 881,113 outstanding shares of Series B Preferred Stock that are convertible into 2,202,792 shares of common stock, outstanding stock options to purchase 2,626,829 shares of common stock, and 1,200,000 PSU’s. All Exchangeable Shares, warrants, stock options, and PSU’s are convertible, or exercisable into, one share of common stock. Each Series B convertible preferred share is convertible into 2.5 shares of common stock.

Related Parties

The Company acquired its initial patents and technology rights from Valent, an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer. As a result, Valent is a related party to the Company.

During the year ended June 30, 2018, the Company recognized a total of $311,683 relating to the settlement agreement with the Company’s former President and Chief Operating Officer. Amounts owed to related parties, including to the Company’s former President and Chief Operating Officer, are non-interest bearing and payable on demand.

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

As a result of the financing completed by the Company during the three months ended September 30, 2015, the exercise price of all of the 2013 Investor Warrants was reduced from $3.20 to $3.14. As a result of the financing completed by the Company during the three months ended September 30, 2017, the exercise price of certain of the 2013 Investor Warrants was further reduced from $3.14 to $2.68. The change in exercise price did not result in a material change in the fair value of the derivative liability. All of the 2013 Investor Warrants giving rise to their respective portion of the derivative liability have expired as of June 30, 2018.

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

There were no exercises of 2013 Investor Warrants during the year ended June 30, 2018.

2013 Investor Warrant amendments

During the year ended June 30, 2017, 15,944 of the 2013 Investor Warrants were amended. As a result, the Company has reclassified $53,006 from the derivative liability to equity. The 2013 Investor Warrants were revalued to their respective amendment dates and were then reclassified to equity.

There were no amendments of 2013 Investor Warrants during the year ended June 30, 2018.

2015 Agent Warrants

As part of the Company’s financing completed in a prior period, the Company issued warrants to purchase 23,477 shares of common stock to certain placement agents (“2015 Agent Warrants”) and recognized them as a derivative liability of $29,594 at the time of issuance. The 2015 Agent Warrants are exercisable at a per share price equal to $3.00 until July 15, 2020. During the year ended June 30, 2017, 680 of the 2015 Agent Warrants were exercised for cash proceeds of $2,040 and 1,000 of the 2015 Agent Warrants were exercised on a cashless basis for 594 shares of common stock. The total reclassification to equity subsequent to revaluation at the respective exercise dates was $9,935.

There were no exercises of the 2015 Agent Warrants during the year ended June 30, 2018.

The Company’s derivative liability is summarized as follows:

	Years ended
	June 30,
	2018 $	2017 $

Opening balance	61,228	693,700
Change in fair value of warrants	(60,111)	(331,057)
Reclassification to equity upon amendment of warrants	-	(53,006)
Reclassification to equity upon exercise of warrants	-	(248,409)

Closing balance	1,117	61,228
Less current portion	-	(33,091)

Long-term portion	1,117	28,137

The derivative liability consists of the following warrants as at June 30, 2018 and 2017:

	Year ended
	June 30, 2018
	Number of warrants	$

Warrants issued for services	43,750	-
2015 Agent warrants	21,768	1,117

Closing balance	65,518	1,117
Less current portion	-	-

Long-term portion	65,518	1,117

	Year ended
	June 30, 2017
	Number of warrants	$

2013 investor warrants	105,129	33,091
Warrants issued for services	43,750	4,468
2015 Agent warrants	21,768	23,669

Closing balance	170,647	61,228
Less current portion	(105,129)	(33,091)

Long-term portion	65,518	28,137

Selected Annual Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency at June 30, 2018 is the US$. The following tables represent selected financial information for the Company for the periods presented.

Selected Balance Sheet Data

	June 30, 2018 $	June 30, 2017 $

Cash and cash equivalents	5,971,995	6,586,014
Working capital	5,407,929	6,566,371
Total assets	7,074,855	7,911,021
Derivative liability	1,117	61,228
Total stockholders’ equity	5,435,223	6,578,524

Selected Statement of operations data

For the years ended:

	June 30,	June 30,
	2018	2017
	$	$

Research and development	7,132,952	5,003,640
General and administrative	4,041,711	3,317,189
Change in fair value of stock option and derivative liabilities	(60,111)	(245,963)
Foreign exchange loss	57,003	7,355
Interest income	(33,243)	(457)
Net and comprehensive loss for the period	11,138,312	8,081,764
Series B Preferred stock dividend	176,236	790,454
Net and comprehensive loss available to common stockholders	11,314,548	8,872,218
Basic weighted average number of shares outstanding	20,861,418	12,047,079
Basic loss per share	0.54	0.74

Expenses net of non-cash, share-based compensation expense

The following table discloses research and development, and general and administrative expenses net of non-cash, share-based compensation expenses.

For the years ended:

	June 30, 2018 $	June 30, 2017 $

Total research and development expense	7,132,952	5,003,640
Less: non-cash, share-based compensation expense	(149,452)	(102,828)
Research and development, net of non-cash, share-based compensation expense	6,983,500	4,900,812

Total general and administrative expense	4,041,711	3,317,189
Less: non-cash, share-based compensation expense	(596,079)	(667,521)
General and administrative, net of non-cash, share-based compensation expense	3,445,632	2,649,668

Results of Operations

Comparison of the years ended June 30, 2018 and June 30, 2017

	Years ended
	June 30, 2018 $	June 30, 2017 $	Change $	Change %

Research and development	7,132,952	5,003,640	2,129,312	43
General and administrative	4,041,711	3,317,189	724,522	22
Change in fair value of stock option and derivative liabilities	(60,111)	(245,963)	185,852	(76)
Foreign exchange loss	57,003	7,355	49,648	675
Interest income	(33,243)	(457)	(32,786)	7,174
Net loss and comprehensive loss	11,138,312	8,081,764	3,056,548

Research and Development

Research and development expenses increased to $7,132,952 for the year ended June 30, 2018 from $5,003,640 for the year ended June 30, 2017. The increase was largely attributable to an increase in clinical development, personnel, and preclinical research partially offset by lower travel costs. Non-cash, share-based compensation expense for the year ended June 30, 2018 was $149,452 related to stock option expense and shares issued for services while non-cash, share-based compensation expense for the year ended June 30, 2017 was $102,828 for stock option expense and warrants issued for services.

Excluding the impact of non-cash, share-based compensation expense, research and development expenses increased to $6,983,500 during the current year from $4,900,812 for the prior year. The increase in clinical development costs for the year ended June 30, 2018 compared to the year ended June 30, 2017 was partially due to manufacturing costs for GMP material as well as ongoing trial costs for the Company’s two Phase 2, biomarker-driven, MGMT-unmethylated, GBM studies. At June 30, 2017, the Company’s Phase 2 study in Avastin-naïve unmethylated GBM patients being conducted at the MD Anderson Cancer Center had commenced in February 2017 so patient enrollment had just begun. Also, in the prior year, enrollment in the Company’s Phase 2 study in newly diagnosed unmethylated GBM patients in China had not yet started enrollment.

During the year ended June 30, 2018, the Company undertook site initiation and enrollment for its now-parked STAR-3, Phase 3 study in GBM. During the year ended June 30, 2018, the Company recognized certain costs relating to the parking of the trial. As the Company’s two Phase 2, biomarker-driven studies are partially supported through collaboration arrangements, the ongoing clinical costs for these two studies will be lower than the overall clinical costs incurred by the Company for the year ended June 30, 2018.

Personnel costs increased during the current year compared to the prior year primarily due to amounts recognized for payments made to the Company’s former President and Chief Operating Officer pursuant to a settlement agreement between the Company and such individual. Preclinical research increased in the year ended June 30, 2018 compared to the year ended June 30, 2017 largely due to the Company’s research agreement with Duke University which commenced in April 2017 as well as due to an increase in the ongoing mechanism of action research that the Company has undertaken in the current year. Travel costs have decreased in the year ended June 30, 2018 compared to the year ended June 30, 2017 as the Company has focused on reducing all but essential travel.

General and Administrative

General and administrative expenses were $4,041,711 for the year ended June 30, 2018 compared to $3,317,189 for the year ended June 30, 2017. The increase was primarily due to an increase in professional fees and personnel costs. In relation to general and administrative expenses during the year ended June 30, 2018, the Company incurred non-cash, share-based compensation expense of $596,079 relating to warrants issued for services, stock option expense, and the PSUs while during the year ended June 30, 2017, the Company incurred non-cash, share-based compensation expense of $667,521 relating to shares and warrants issued for services, and stock option expense.

Excluding the impact of non-cash, share-based compensation expense, general and administrative expenses increased in the year ended June 30, 2018 to $3,445,632 from $2,649,668 for the year ended June 30, 2017. Professional fees incurred during the year ended June 30, 2018 relate to various matters including preparation for the Company’s first annual meeting of stockholders which was held April 11, 2018, completing the Company’s 2017 Omnibus Incentive Plan, regulatory filings, and corporate governance matters. In the year ended June 30, 2017, the costs were incurred related to preparing for the Company’s uplisting of its common stock on the Nasdaq Stock Market as well as fees associated with one-time listing activities, and the filing of three registration statements with the SEC that were all declared effective in September 2016. Personnel costs increased during the current year compared to the prior year primarily due to amounts recognized for payments made to the Company’s former President and Chief Operating Officer pursuant to the settlement agreement.

Change in fair value of stock option and derivative liabilities

Based on the terms of certain warrants issued by the Company, the Company determined that such warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated statement of operations and comprehensive loss. The gains recognized during the years ended June 30, 2018 and 2017 were primarily due to changes in the Company’s common stock price between June 30, 2017 and 2016 respectively and June 30, 2018 and 2017, respectively.

The Company recognized a gain of $60,111 from the change in fair value of the derivative liability for the year ended June 30, 2018 and a gain of $331,057 for the year ended June 30, 2017.

Changes in the Company’s common stock price can result in significant volatility in the Company’s reported net loss due to its impact on the fair value of the derivative liability. As a result of revaluation gains and losses, the Company expects that its reported net income or loss will continue to fluctuate significantly.

Certain of the Company’s stock options have been issued in $CA. Of these, a portion were classified as a stock option liability which is revalued at each reporting date. During the year ended June 30, 2017, the Company amended 43,750 of these stock options held by five optionees such that the exercise price of the options was adjusted to be denominated in $USD. No other terms of the stock options were amended. As a result of the amendment, the Company recognized $85,094 in stock option liability expense and $260,969 was reclassified to equity during the year ended June 30, 2017.

Foreign Exchange

The Company’s functional currency at June 30, 2018 was the US$, but the Company incurs a portion of its expenses in CA$. The foreign exchange gains and losses are reported in other loss (income) in the consolidated statement of operations and comprehensive loss.

The Company recognized foreign exchange losses of $57,003 and $7,355 for the years ended June 30, 2018 and 2017, respectively. The losses were due to changes in the exchange rate between the CA$ and the US$ and to varying levels of CA$ cash and accounts payable.

Preferred Share Dividends

For each of the years ended June 30, 2018 and 2017, the Company recognized $8,356 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

The Company issued 198,408 (2017 – 200,446) shares of common stock on June 30, 2018 as a dividend on the Series B Preferred stock and recognized $176,236 (2017 - $790,454) as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Comparison of the years ended June 30, 2018 and June 30, 2017

	June 30, 2018 $	June 30, 2017 $	Change $	Change %

Cash flows from operating activities	(9,850,850)	(8,019,071)	(1,831,779)	23
Cash flows from investing activities	(12,649)	(20,956)	8,307	(40)
Cash flows from financing activities	9,249,480	8,468,777	780,703	9

Operating activities

Net cash used in operating activities increased to $9,850,850 for the year ended June 30, 2018 from $8,019,071 for the year ended June 30, 2017. During the year ended June 30, 2018 and 2017, the Company reported net losses of $11,138,312 and $8,081,764, respectively. During the year ended June 30, 2018, the Company recorded a gain from the revaluation of the derivative and stock option liabilities of $60,111 compared to a gain of $245,963 for the year ended June 30, 2017. Excluding the impact of changes in the fair value of the derivative and stock option liabilities, non-cash items relating to amortization of intangible assets, shares and warrants issued for services, and PSU and stock option expense totaled $770,059 for the year ended June 30, 2018. Non-cash items relating to amortization of intangible assets, shares and warrants issued for services, and stock option expense totaled $787,032 for the year ended June 30, 2017. The most significant changes in non-cash working capital for the year ended June 30, 2018 was from an inflow due to increase in accounts payable and accrued liabilities of $295,774 and from an inflow due to a decrease in prepaid expenses and deposits of $173,192. The most significant changes in non-cash working capital for the year ended June 30, 2017 was from an outflow from an increase in prepaid expenses and deposits of $1,063,991 and from an inflow due to an increase in accounts payable and accrued liabilities of $598,310.

As of June 30, 2018, we had cash and cash equivalents to fund operations into the middle of calendar 2019. We will need to raise additional capital in the near future.

Investing activities

During the years ended June 30, 2018 and 2017, the Company incurred $12,649 and $20,956, respectively, in relation to the development of its website.

Financing activities

During the year ended June 30, 2018, the Company received $8,945,336 in net proceeds from the completion of a registered direct offering by the Company of common stock and common stock purchase warrants. During the year ended June 30, 2017, the Company received $7,932,107 in net proceeds from a public offering of its common stock and common stock purchase warrants.

During the years ended June 30, 2018 and 2017, the Company received $312,500 and $545,026, respectively, from the exercise of warrants. In addition, the Company recognized $8,356 related to the dividend payable to Valent during each of the years ended June 30, 2018 and 2017, respectively.

Going Concern and Capital Expenditure Requirements

Going Concern

(See note 1 to the consolidated financial statements)

The consolidated financial statements have been prepared on a going concern basis which assumes that the Company will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the year ended June 30, 2018, the Company reported a loss of $11,138,312 and negative cash flow from operations of $9,850,850. As of June 30, 2018, the Company had an accumulated deficit of $52,441,337 and cash and cash equivalents on hand of $5,971,995. The Company is in the development stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidate is commercialized, or partnered, which may not ever occur. In the near future, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements. The Company may tailor its drug candidate development program based on the amount of funding the Company is able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, or strategic collaborations. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our shares of capital stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. Economic conditions may affect the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan. In addition, we may have to seek a partner for one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.

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

A detailed presentation of all of the Company’s significant accounting policies and the estimates derived there from is included in Note 2 to the Company’s consolidated financial statements for the year ended June 30, 2018 contained elsewhere in this report on Form 10-K. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

●	Warrants and shares issued for services

●	Stock options

●	Performance stock units

●	Derivative liability

●	Clinical trial accruals

Warrants and shares issued for services

The Company has issued equity instruments for services provided by employees and nonemployees. The equity instruments are valued at the fair value of the instrument granted.

Stock options

The Company accounts for these awards under Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. Compensation expense for unvested options to non-employees is revalued at each period end and is being amortized over the vesting period of the options. The determination of grant-date fair value for stock option awards is estimated using the Black-Scholes model, which includes variables such as the expected volatility of the Company’s share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. The Company recognizes forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Performance stock units

The Company also accounts for performance stock units (PSU’s) under ASC 718. ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. As vesting of the PSU’s is based on a number of factors, the determination of the grant-date fair value for PSU’s has been estimated using a Monte Carlo simulation approach which includes variables such as the expected volatility of the Company’s share price and interest rates to generate potential future outcomes. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for the PSUs. Such value is recognized as expense over the derived service period using the accelerated attribution method. The estimation of PSUs that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Derivative liability

The Company accounts for certain warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies these warrants on its balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance. The Company has used a binomial model as well as a Black-Scholes Option Pricing Model (based on a closed-form model that uses a fixed equation) to estimate the fair value of the share warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates (specifically probabilities and volatility) used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 8. Financial Statements.

DelMar Pharmaceuticals, Inc.

Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of DelMar Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DelMar Pharmaceuticals, Inc. (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Vancouver, Canada

September 21, 2018

DelMar Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in US dollars unless otherwise noted)

	Note	June 30, 2018 $	June 30, 2017 $

Assets
Current assets
Cash and cash equivalents		5,971,995	6,586,014
Prepaid expenses and deposits	8	1,034,930	1,208,122
Interest, taxes and other receivables		39,519	76,595
		7,046,444	7,870,731
Intangible assets - net		28,411	40,290
		7,074,855	7,911,021
Liabilities
Current liabilities
Accounts payable and accrued liabilities		1,478,086	1,182,312
Related party payables	6	160,429	88,957
Current portion of derivative liability	4	-	33,091
		1,638,515	1,304,360
Derivative liability	4	1,117	28,137
		1,639,632	1,332,497
Stockholders’ equity
Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at June 30, 2018 (June 30, 2017 – 278,530)	3,5	278,530	278,530
881,113 Series B shares at June 30, 2018 (June 30, 2017 – 881,113)	5	6,146,880	6,146,880
1 special voting share at June 30, 2018 (June 30, 2017 – 1)		-	-
Common stock
Authorized
70,000,000 shares (June 30, 2017 – 50,000,000), $0.001 par value
22,966,668 issued at June 30, 2018 (June 30, 2017 – 14,509,633)	5	22,967	14,510
Additional paid-in capital	5	43,177,523	36,665,285
Warrants	5	8,229,482	4,570,574
Accumulated deficit		(52,441,337)	(41,118,433)
Accumulated other comprehensive income		21,178	21,178
		5,435,223	6,578,524
		7,074,855	7,911,021

Going concern, nature of operations, and corporate history (note 1)

Subsequent events (note 11)

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in US dollars unless otherwise noted)

	Note	Year ended June 30, 2018 $	Year ended June 30, 2017 $

Expenses
Research and development	6	7,132,952	5,003,640
General and administrative	6	4,041,711	3,317,189

		11,174,663	8,320,829

Other loss (income)
Change in fair value of stock option and derivative liabilities	4,5	(60,111)	(245,963)
Foreign exchange loss		57,003	7,355
Interest income		(33,243)	(457)

		(36,351)	(239,065)

Net and comprehensive loss for the year		11,138,312	8,081,764

Computation of basic loss per share
Net and comprehensive loss for the year		11,138,312	8,081,764
Series B Preferred stock dividend	5	176,236	790,454
		11,314,548	8,872,218

Basic and fully diluted loss per share		0.54	0.74

Basic weighted average number of shares		20,861,418	12,047,079

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(in US dollars unless otherwise noted)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Warrants $	Accumulated deficit $	Stockholders' equity $

Balance - June 30, 2016	11,187,023	11,187	28,833,105	21,178	6,572,785	1,658,382	(32,237,859)	4,858,778

Issuance of shares and warrants - net of issue costs	2,769,232	2,769	4,978,601	-	-	2,950,737	-	7,932,107
Shares issued for services	60,000	60	563,940	-	-	-	-	564,000
Warrants issued for services	-	-	-	-	-	81,602	-	81,602
Reclassification of stock option liability	-	-	260,969	-	-	-	-	260,969
Warrants exercised for cash	239,525	240	908,183	-	-	(120,147)	-	788,276
Cashless exercise of warrants	594	1	5,158	-	-	-	-	5,159
Amendment of warrants (note 4)	-	-	53,006	-	-	-	-	53,006
Stock option expense	-	-	124,747	-	-	-	-	124,747
Conversion of Series B preferred stock to common stock	52,813	53	147,322	-	(147,375)	-	-	-
Series A preferred cash dividend (note 3)	-	-	-	-	-	-	(8,356)	(8,356)
Series B preferred stock dividend	200,446	200	790,254	-	-	-	(790,454)	-
Loss for the year	-	-	-	-	-	-	(8,081,764)	(8,081,764)

Balance - June 30, 2017	14,509,633	14,510	36,665,285	21,178	6,425,410	4,570,574	(41,118,433)	6,578,524

Issuance of shares and warrants - net of issue costs	8,000,000	8,000	5,364,493	-	-	3,572,843	-	8,945,336
Shares issued for services	8,627	9	8,573	-	-	-	-	8,582
Warrants issued for services	-	-	-	-	-	192,400	-	192,400
Warrants exercised for cash (note 5)	250,000	250	418,585	-	-	(106,335)	-	312,500
Stock option expense	-	-	495,925	-	-	-	-	495,925
Performance stock unit expense	-	-	48,624	-	-	-	-	48,624
Series A preferred cash dividend (note 3)	-	-	-	-	-	-	(8,356)	(8,356)
Series B preferred stock dividend	198,408	198	176,038	-	-	-	(176,236)	-
Loss for the year	-	-	-	-	-	-	(11,138,312)	(11,138,312)

Balance - June 30, 2018	22,966,668	22,967	43,177,523	21,178	6,425,410	8,229,482	(52,441,337)	5,435,223

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in US dollars unless otherwise noted)

		Years ended June 30,
		2018	2017
	Note	$	$
Cash flows from operating activities
Loss for the year		(11,138,312)	(8,081,764)
Items not affecting cash
Amortization of intangible assets		24,528	16,683
Change in fair value of stock option and derivative liabilities	4,5	(60,111)	(245,963)
Shares issued for services	5	8,582	564,000
Warrants issued for services	5	192,400	81,602
Stock option expense	5	495,925	124,747
Performance stock unit expense	5	48,624	-

Changes in non-cash working capital
Prepaid expenses and deposits	8	173,192	(1,063,991)
Interest, taxes and other receivables		37,076	(58,208)
Accounts payable and accrued liabilities		295,774	598,310
Related party payables	6	71,472	45,513
		(9,850,850)	(8,019,071)

Cash flows from investing activities
Intangible assets - website development costs		(12,649)	(20,956)
		(12,649)	(20,956)
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	5	8,945,336	7,932,107
Proceeds from the exercise of warrants	5	312,500	545,026
Series A preferred stock dividend	5	(8,356)	(8,356)

		9,249,480	8,468,777

(Decrease) increase in cash and cash equivalents		(614,019)	428,750

Cash and cash equivalents – beginning of year		6,586,014	6,157,264

Cash and cash equivalents – end of year		5,971,995	6,586,014

Supplementary information (note 9)

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

1	Going concern, nature of operations, and corporate history

Going concern

These consolidated financial statements have been prepared on a going concern basis which assumes that DelMar Pharmaceuticals, Inc. (the “Company”) will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the year ended June 30, 2018, the Company reported a loss of $11,138,312, and a negative cash flow from operations of $9,850,850. The Company had an accumulated deficit of $52,441,337 as of June 30, 2018. As of June 30, 2018, the Company has cash and cash equivalents on hand of $5,971,995. The Company is in the development stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidate is commercialized, or partnered, which may not ever occur. In the near future, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements. The Company may tailor its drug candidate development program based on the amount of funding the Company is able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

Nature of operations

The Company is a clinical-stage drug development company with a focus on the treatment of cancer that is conducting clinical trials in the United States with its product candidate, VAL-083, as a potential new treatment for glioblastoma multiforme, the most common and aggressive form of brain cancer.  The Company has also acquired certain commercial rights to VAL-083 in China where it is approved as a chemotherapy for the treatment of chronic myelogenous leukemia and lung cancer.  In order to accelerate the Company’s development timelines, the Company leverages existing clinical and commercial data from a wide range of sources.  The Company may seek marketing partnerships in order to generate future royalty revenue.

The address of the Company’s administrative offices is Suite 720 - 999 West Broadway, Vancouver, British Columbia, V5Z 1K5 with clinical operations located at 3485 Edison Way, Suite R, Menlo Park, California, 94025.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

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

The principal accounting policies applied in the preparation of these consolidated financial statements are set out below and have been consistently applied to all years presented.

Consolidation

The consolidated financial statements of the Company include the accounts of Del Mar (BC), Callco, and Exchangeco as at and for the years ended June 30, 2018 and 2017. Intercompany balances and transactions have been eliminated in consolidation.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities from the purchase date of three months or less that can be readily convertible into known amounts of cash. Cash and cash equivalents are held at recognized Canadian and United States financial institutions. Interest earned is recognized in the consolidated statement of operations and comprehensive loss.

Foreign currency translation

The functional currency of the Company at June 30, 2018 and 2017 is the United States dollar. Transactions that are denominated in a foreign currency are remeasured into the functional currency at the current exchange rate on the date of the transaction. Any foreign-currency denominated monetary assets and liabilities are subsequently remeasured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the consolidated statement of operations and comprehensive loss. Non-monetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in consolidated statement of operations and comprehensive loss for the period.

Current and deferred income taxes

The Company follows the liability method of accounting for income taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current period. Income taxes are accounted for using the asset and liability method of accounting. Deferred income taxes are recognized for the future income tax consequences attributable to differences between the carrying values of assets and liabilities and their respective income tax bases and for loss carry-forwards. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax laws, or rates, is included in earnings in the period that includes the enactment date. When realization of deferred income tax assets does not meet the more-likely-than-not criterion for recognition, a valuation allowance is provided.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

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

The Company’s financial instruments consist of cash and cash equivalents, taxes and other receivables, accounts payable and accrued liabilities, related party payables and derivative liability. The carrying values of cash and cash equivalents, taxes and other receivables, accounts payable and accrued liabilities, and related party payables approximate their fair values due to the immediate, or short-term, maturity of these financial instruments.

Derivative liability

The Company accounts for certain warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies these warrants on its balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance. The Company has used a binomial model as well as a Black-Scholes Option Pricing Model (based on a closed-form model that uses a fixed equation) to estimate the fair value of the share warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates (specifically probabilities and volatility) used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

a)	Fair value of derivative liability

The derivative is not traded in an active market and the fair value is determined using valuation techniques. The Company uses judgment to select a variety of methods to make assumptions that are based on specific management plans and market conditions at the end of each reporting period. The Company uses a fair value estimate to determine the fair value of the derivative liability. The carrying value of the derivative liability would be higher, or lower, as management estimates around specific probabilities change. The estimates may be significantly different from those amounts ultimately recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss each reporting period. This is considered to be a Level 3 financial instrument as volatility is considered a Level 3 input.

The Company has the following liabilities under the fair value hierarchy:

	June 30, 2018
Liability	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$1,117

	June 30, 2017
Liability	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$61,228

Intangible assets

Website development costs

Website development costs are stated at cost less accumulated amortization. The Company capitalizes website development costs associated with graphics design and development of the website application and infrastructure. Costs related to planning, content input, and website operations are expensed as incurred. The Company amortizes website development costs on a straight-line basis over three years. At June 30, 2018, the total capitalized cost was $79,910 (2017 - $67,261) and the Company has recognized $24,528 and $16,683, respectively, in amortization expense during the years ended June 30, 2018 and 2017.

Patents

Expenditures associated with the filing, or maintenance of patents, licensing or technology agreements are expensed as incurred. Costs previously recognized as an expense are not recognized as an asset in subsequent periods. Once the Company has achieved regulatory approval, patent costs will be deferred and amortized over the remaining life of the related patent.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

Research and development costs (including clinical trial expenses and accruals)

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with research and development. Research and development expenses also include third-party development and clinical trial expenses noted bel0w. Such costs related to research and development are included in research and development expense until the point that technological feasibility is reached which, for the Company’s drug candidate, is generally shortly before the drug is approved by the relevant food and drug administration. Once technological feasibility is reached, such costs will be capitalized and amortized to cost of revenue over the estimated life of the product.

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

Research and development costs are expensed in the period incurred. As at June 30, 2018 and 2017, all research and development costs have been expensed.

Shares for services

The Company has issued equity instruments for services provided by employees and non-employees. The equity instruments are valued at the fair value of the instrument granted.

Stock options

The Company accounts for these awards under Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. Compensation expense for unvested options to non-employees is revalued at each period end and is being amortized over the vesting period of the options. The determination of grant-date fair value for stock option awards is estimated using the Black-Scholes model, which includes variables such as the expected volatility of the Company’s share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. The Company recognizes forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

Performance stock units

The Company also accounts for performance stock units (PSU’s) under ASC 718. ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. As vesting of the PSU’s is based on a number of factors, the determination of the grant-date fair value for PSU’s has been estimated using a Monte Carlo simulation approach which includes variables such as the expected volatility of the Company’s share price and interest rates to generate potential future outcomes. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for the PSUs. Such value is recognized as expense over the derived service period using the accelerated attribution method. The estimation of PSUs that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

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

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the years ended June 30, 2018 and 2017 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, performance stock units, and convertible preferred shares is anti-dilutive. As at June 30, 2018, potential common shares of 16,908,104 (2017 – 7,749,756) related to outstanding warrants and stock options, 1,200,000 (2017 – 0) relating to performance stock units, and 2,202,792 (2017 – 2,202,792) relating to outstanding Series B convertible preferred shares were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

June 30, 2018

(in US dollars unless otherwise noted)

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently adopted

Accounting Standards Board (“ASU”) 2016-09 — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The adoption of ASU 2016-09 did not have a material impact on our results of operations or financial condition.

Not yet adopted

ASU 2016-01 — Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The updated guidance enhances the reporting model for financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-01 is not expected to have a material impact on our results of operations or financial condition.

ASU 2017-09 — Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting

The amendments in this update provide guidance about which changes to the terms, or conditions of a stock-based payment award, require an entity to apply modification accounting in Topic 718. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the potential impact of the adoption of this standard.

ASU 2017-11 — I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

The amendments in this update are intended to reduce the complexity associated with the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, the indefinite deferral of certain provisions of Topic 480 have been re-characterized to a scope exception. The re-characterization has no accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

ASU 2016-02 — Leases (Topic 842)

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

ASU 2018-07 — Stock Compensation (Topic 718) Improvements to Nonemployee Shares-based payment Accounting

The amendments in this update are intended to the reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. The ASU expands the scope of Topic 718, Compensation —Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. The existing guidance on nonemployee share-based payments is significantly different from current guidance for employee share-based payments. This ASU expands the scope of the employee share-based payments guidance to include share-based payments issued to nonemployees. By doing so, the FASB improves the accounting of nonemployee share-based payments issued to acquire goods and services used in its own operations. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the potential impact of the adoption of this standard.

3	Valent Technologies LLC agreements

One of the Company’s officers is a principal of Valent Technologies, LLC (“Valent”) and as result Valent is a related party to the Company.

On September 12, 2010, the Company entered into a Patent Assignment Agreement (the “Valent Assignment Agreement”) with Valent pursuant to which Valent transferred to the Company all of its rights, title and interest in and to the patents for VAL-083 owned by Valent. The Company now owns all rights and title to VAL-083 and is responsible for the drug’s further development and commercialization. In accordance with the terms of the Valent Assignment Agreement, Valent is entitled to receive a future royalty on all revenues derived from the development and commercialization of VAL-083. In the event that the Company terminates the agreement, the Company may be entitled to receive royalties from Valent’s subsequent development of VAL-083 depending on the development milestones the Company has achieved prior to the termination of the Valent Assignment Agreement.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $278,530 (including aggregate accrued interest to September 30, 2014 of $28,530), issued to Valent by Del Mar (BC), for 278,530 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For each of the years ended June 30, 2018 and 2017 the Company recorded $8,356 related to the dividend paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

During the year ended June 30, 2017, Valent exercised 125,000 common stock purchase warrants that had been issued to Valent pursuant to the Valent Assignment Agreement. The exercised warrants represented all warrants that had been issued to Valent. The warrants were exercised at $1.54 per share (CA $2.00) for total proceeds of $192,075.

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

As a result of the financing completed by the Company during the three months ended September 30, 2015, the exercise price of all of the 2013 Investor Warrants was reduced from $3.20 to $3.14. As a result of the financing completed by the Company during the three months ended September 30, 2017, the exercise price of certain of the 2013 Investor Warrants was further reduced from $3.14 to $2.68. The change in exercise price did not result in a material change in the fair value of the derivative liability. All of the 2013 Investor Warrants giving rise to their respective portion of the derivative liability have expired as of June 30, 2018.

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

There were no exercises of 2013 Investor Warrants during the year ended June 30, 2018.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

2013 Investor Warrant amendments

During the year ended June 30, 2017, 15,944 of the 2013 Investor Warrants were amended. As a result, the Company has reclassified $53,006 from the derivative liability to equity. The 2013 Investor Warrants were revalued to their respective amendment dates and were then reclassified to equity.

There were no amendments of 2013 Investor Warrants during the year ended June 30, 2018.

2015 Agent Warrants

As part of the Company’s financing completed in a prior period, the Company issued warrants to purchase 23,477 shares of common stock to certain placement agents (“2015 Agent Warrants”) and recognized them as a derivative liability of $29,594 at the time of issuance. The 2015 Agent Warrants are exercisable at a per share price equal to $3.00 until July 15, 2020. During the year ended June 30, 2017, 680 of the 2015 Agent Warrants were exercised for cash proceeds of $2,040 and 1,000 of the 2015 Agent Warrants were exercised on a cashless basis for 594 shares of common stock. The total reclassification to equity subsequent to revaluation at the respective exercise dates was $9,935.

There were no exercises of the 2015 Agent Warrants during the year ended June 30, 2018.

The Company’s derivative liability is summarized as follows:

	Years ended
	June 30,
	2018	2017
	$	$

Opening balance	61,228	693,700
Change in fair value of warrants	(60,111)	(331,057)
Reclassification to equity upon amendment of warrants	-	(53,006)
Reclassification to equity upon exercise of warrants	-	(248,409)

Closing balance	1,117	61,228
Less current portion	-	(33,091)

Long-term portion	1,117	28,137

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

The derivative liability consists of the following warrants as at June 30, 2018 and 2017:

	Year ended
	June 30, 2018
	Number of warrants	$

Warrants issued for services	43,750	-
2015 Agent warrants	21,768	1,117

Closing balance	65,518	1,117
Less current portion	-	-

Long-term portion	65,518	1,117

	Year ended
	June 30, 2017
	Number of warrants	$

2013 investor warrants	105,129	33,091
Warrants issued for services	43,750	4,468
2015 Agent warrants	21,768	23,669

Closing balance	170,647	61,228
Less current portion	(105,129)	(33,091)

Long-term portion	65,518	28,137

5	Stockholders’ equity (deficiency)

Preferred stock

Authorized

5,000,000 preferred shares, $0.001 par value

Issued and outstanding

Special voting shares – at June 30, 2018 and 2017 – 1

Series A shares – at June 30, 2018 – 278,530 (June 30, 2017 – 278,530)

Series B shares – at June 30, 2018 – 881,113 (June 30, 2017 – 881,113)

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

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

Pursuant to the Series B Preferred Stock dividend, during the year ended June 30, 2018, the Company issued 198,408 (2017 – 200,446) shares of common stock and recognized $176,236 (2017 – $790,454) as a direct increase in accumulated deficit. During the year ended June 30, 2018, a total of 0 (2017 – 21,125) shares of Series B Preferred Stock were converted for an aggregate 0 (2017 – 52,813) shares of common stock.

A total of 881,113 (2017 – 881,113) shares of Series B Preferred Stock are outstanding as of June 30, 2018, such that a total of 2,202,792 (2017 – 2,202,792) shares of common stock are issuable upon conversion of the Series B Preferred Stock as at June 30, 2018. Converted shares are rounded up to the nearest whole share.

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

June 30, 2018

(in US dollars unless otherwise noted)

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

Common stock

Authorized

70,000,000 as at June 30, 2018 (2017 - 50,000,000) common shares, $0.001 par value

Issued and outstanding at June 30, 2018 – 22,966,668 (2017 – 14,509,633). The issued and outstanding common shares at June 30, 2018 include 912,761 (2017 – 982,761) shares of common stock on an as-exchanged basis with respect to the Exchangeable Shares.

Public offering financings

Year ended June 30, 2018

On September 22, 2017 the Company completed a registered direct offering (the “2018 Registered Offering”) of an aggregate of 8,000,000 shares of common stock and warrants to purchase an additional 8,000,000 shares of common stock at a price of $1.25 per share and related warrant for gross proceeds of $10.0 million. The warrants have an exercise price of $1.25 per share, are immediately exercisable and have a term of exercise of five years (the “2018 Investor Warrants”).

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

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

Shares issued for services

During the year ended June 30, 2018, the Company issued 8,627 (2017 – 60,000) shares of common stock for services resulting in the recognition of $8,582 (2017 – $564,000) in expense. All of the shares issued for services for the year ended June 30, 2018 have been recognized as general and administrative expense and all of the shares issued for services for the year ended June 30, 2017 have been recognized as research and development expense.

2017 Omnibus Incentive Plan

As approved by the Company’s stockholders at the annual meeting of stockholders held on April 11, 2018, on July 7, 2017, as amended on February 1, 2018, the Company’s board of directors approved adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, 7,800,000 shares of Company common stock are reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”) or that are subject to grants of stock options made, or that may be made, under the Legacy Plan. A total of 1,699,850 shares of common stock, net of forfeitures, have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 926,979 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan. In addition, 1,200,000 PSU’s have been issued under the 2017 Plan leaving a potential 3,973,171 shares of common stock available for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised and no new grants are made under the Legacy Plan. The maximum number of shares of Company common stock with respect to which any one participant may be granted awards during any calendar year is 8% of the Company’s fully diluted shares of common stock on the date of grant (excluding the number of shares of common stock issued under the 2017 Plan and/or the Legacy Plan or subject to outstanding awards granted under the 2017 Plan and/or the Legacy Plan). No award will be granted under the 2017 Plan on or after July 7, 2027, but awards granted prior to that date may extend beyond that date.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

Performance stock units

The Company’s board of directors has granted PSUs under the 2017 Plan to the Company’s directors. The awards represent the right to receive shares of the Company’s common stock upon vesting of the PSU based on targets approved by the Company’s board of directors related to the Company’s fully diluted market capitalization. The PSUs vest at various fully diluted market capitalization levels with full vesting occurring upon the later of one year from the grant date and the Company achieving a fully diluted market capitalization of at least $500 million for five consecutive business days. The PSUs expire on July 7, 2022.

The following table sets forth the PSUs outstanding under the 2017 Plan as of June 30, 2018:

Number of PSUs outstanding

Balance – June 30, 2016 and 2017	-
Granted	1,400,000
Forfeited	(200,000)

Balance – June 30, 2018	1,200,000

The Company has recognized $48,624 (2017 - $0) in expense related to the PSUs during the year ended June 30, 2018 with all of it being recognized as general and administrative expense. As at June 30, 2018 there was $526,140 (2017 - $0) in unrecognized compensation expense that will be recognized over the next 3.24 years.

The PSUs have been valued using the following assumptions:

June 30, 2018
Dividend rate	0%
Volatility	79.0 to 82.5%
Risk-free rate	2.56% to 2.71%
Term – years	1.67 to 3.24

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

Stock options

The following table sets forth the aggregate stock options outstanding under all plans as of June 30, 2018:

	Number of stock options outstanding	Weighted average exercise price

Balance – June 30, 2016	856,250	3.77
Granted	264,600	4.82

Balance – June 30, 2017	1,120,850	4.18
Granted	1,526,979	1.14
Forfeited	(21,000)	2.11

Balance – June 30, 2018	2,626,829	2.43

The following table summarizes stock options currently outstanding and exercisable under all plans at June 30, 2018:

Exercise price $	Number Outstanding at June 30, 2018	Weighted average remaining contractual life (years)	Number exercisable at June 30, 2018
0.70	54,514	9.98	-
0.87	120,000	9.34	70,000
0.98	836,465	9.89	-
1.06	36,000	9.79	-
1.17	300,000	4.66	125,000
1.55	25,000	3.92	25,000
2.00	131,250	3.27	131,250
2.11	159,000	8.26	63,000
2.96	45,000	6.60	45,000
3.20	30,000	0.92	30,000
3.76	45,000	7.61	34,993
4.00	12,500	1.25	12,500
4.10	40,000	8.36	21,109
4.20	412,500	4.56	412,500
4.48	30,000	7.61	22,498
4.95	224,600	6.07	151,824
5.32	80,000	7.85	55,556
6.16	15,000	4.75	15,000
9.20	30,000	4.92	30,000

	2,626,829		1,245,230

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

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

The stock options have been valued using a Black-Scholes pricing model using the following assumptions:

	June 30, 2018	June 30, 2017
Dividend rate	0%	0%
Volatility	72.4 to 87.1%	77.5% to 88.7%
Risk-free rate	1.49% to 2.86%	1.00% to 1.74%
Term – years	0.6 to 3.03	3.0

The Company has recognized the following amounts as stock option expense for the periods noted:

	Years ended June 30,
	2018 $	2017 $

Research and development	140,870	77,706
General and administrative	355,055	47,041

	495,925	124,747

All of the stock option expense of $495,925 (2017 – $124,747) for the years ended June 30, 2018 and 2017 has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at June 30, 2018 was $0 (2017 – $56,783) and the aggregate intrinsic value of stock options exercisable at June 30, 2018 was $0 (2017 – $56,783). As at June 30, 2018 there was $527,271 in unrecognized compensation expense that will be recognized over the next 2.9 years. No stock options granted under the Plan have been exercised to June 30 2018. Upon the exercise of stock options new shares will be issued.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

A summary of the status of the Company’s unvested stock options as at June 30, 2018 under all plans is presented below:

	Number of options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2016	141,016	3.17	1.73
Granted	264,600	4.82	2.61
Vested	(87,583)	4.68	2.48

Unvested at June 30, 2017	318,033	4.81	2.57
Granted	1,526,979	1.14	0.60
Vested	(442,413)	2.78	1.50
Forfeited	(21,000)	2.11	1.13

Unvested at June 30, 2018	1,381,599	1.44	0.76

The aggregate intrinsic value of unvested stock options at June 30, 2018 was $0 (2017 – $0). The unvested stock options have a remaining weighted average contractual term of 8.81 (2017 – 9.35) years.

Stock option modifications

During the year ended June 30, 2018, certain stock options were modified pursuant to a separation agreement with the Company’s former President and Chief Operating Officer. A total of 67,600 options had their vesting accelerated such that they became fully vested on December 22, 2017, resulting in additional stock option expense of $93,777. In addition, a total of 218,600 options were modified such that their remaining exercise period was increased from one year to three years, resulting in additional stock option expense of $28,561.

Also, during the year ended June 30, 2018, certain stock options were modified pursuant to the resignation of the Company’s former Chairman. A total of 15,000 options had their vesting accelerated such that they became fully vested on June 2, 2018, resulting in additional stock option expense of $679. In addition, a total of 45,000 (including the 15,000 whose vesting was accelerated) options were modified such that their remaining exercise period was increased from 90 days to one year, resulting in additional stock option expense of $2,182.

Stock option liability

Certain of the Company’s stock options have been issued in CA$. Of these, a portion was classified as a stock option liability which was revalued at each reporting date. During the year ended June 30, 2017, the Company amended 43,750 of these stock options held by five optionees such that the exercise price of the options was adjusted to be denominated in US$. No other terms of the stock options were amended. As a result of the amendment, the Company recognized $85,094 in stock option liability expense and $260,969 was reclassified to equity during the year ended June 30, 2017.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

Warrants

	Number of warrants	Amount $

Balance – June 30, 2016	1,521,713	1,658,382

Issuance of 2017 Investor Warrants (i)	2,076,924	2,526,336
Issuance of 2017 Agent Warrants (i)	138,462	424,401
Exercise of Valent Warrants (ii)	(125,000)	(89,432)
Exercise of 2015 Investor Warrants (iii)	(48,750)	(30,715)
Warrants issued for services (iv)	41,400	81,602

Balance – June 30, 2017	3,604,749	4,570,574

Issuance of 2018 Investor and 2018 Agent Warrants (v)	8,400,000	3,572,843
Exercise of 2018 Investor Warrants (v)	(250,000)	(106,335)
Warrants issued for services (iv)	420,000	192,400

Balance – June 30, 2018	12,174,749	8,229,482

i)	As part of the financing completed by the Company on April 12, 2017, the Company issued the 2017 Investor Warrants and the 2017 Agent Warrants. The 2017 Investor Warrants are exercisable at $3.50 until April 19, 2022 and the 2017 Agent Warrants are exercisable at $4.06 until April 12, 2022.

ii)	The Valent warrants were exercised at $1.54 (CA$2.00) for proceeds of $192,075.

iii)	The 2015 Investor Warrants are exercisable at a price of $3.00. The warrants expire on July 31, 2020. During the year ended June 30, 2018, nil (2017 – 48,750) warrants were exercised for proceeds of $0 (2017 – $146,250).

iv)	Warrants issued for services are exercisable at various prices and expire at the various dates noted in the table below.

v)	As part of the financing completed by the Company on September 22, 2017, the Company issued the 2018 Investor Warrants and the 2018 Agent Warrants. The 2018 Investor Warrants are exercisable at $1.25 until September 22, 2022 and the 2018 Agent Warrants are exercisable at $1.25 until September 20, 2022.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

Certain of the Company’s warrants have been recognized as a derivative liability (note 4).

The following table summarizes the changes in the Company’s outstanding warrants as of June 30, 2018:

Description	Number

Balance – June 30, 2017	6,628,906

Issuance of 2018 Investor Warrants	8,000,000
Exercise of 2018 Investor Warrants	(250,000)
Issuance of 2018 Agent Warrants	400,000
Warrants issued for services	420,000
Expiry of dividend warrants	(812,502)
Expiry of 2013 Investor Warrants	(105,129)

Balance – June 30, 2018	14,281,275

The following table summarizes the Company’s outstanding warrants as of June 30, 2018:

Description	Number	Exercise price $	Expiry date

2018 Investor	7,750,000	1.25	September 22, 2022
2017 Investor	2,076,924	3.50	April 19, 2022
2015 Investor	979,003	3.00	July 31, 2020
2013 Investor – Amended	778,504	3.14	March 31, 2019
2013 Placement Agent	1,262,500	3.14	June 30, 2019
Issued for services	265,000	3.00	July 31, 2020 to February 1, 2021
Issued for services	60,000	1.78	January 25, 2023
Issued for services	360,000	1.17	February 27, 2023
Issued for services	43,750	7.04	September 12, 2018
Issued for services	41,400	5.93	February 27, 2020
2018 Agent	400,000	1.25	September 20, 2022
2017 Agent	138,462	4.06	April 12, 2022
2016 Agent	103,964	4.00	May 12, 2021 to June 8, 2021
2015 Agent	21,768	3.00	July 15, 2020
	14,281,275	2.08

6	Related party transactions

During the year ended June 30, 2018, the Company recognized a total expense of $311,683 relating to the settlement agreement with the Company’s former President and Chief Operating Officer. Amounts owed to related parties, including to the Company’s former President and Chief Operating Officer, are non-interest bearing and payable on demand.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

7	Current and deferred income taxes

For the years ended June 30, 2018, and 2017, the Company did not record a provision for income taxes due to a full valuation allowance against our deferred tax assets.

Significant components of the Company’s future tax assets and deferred tax liabilities are shown below:

	June 30, 2018 $	June 30, 2017 $

Deferred tax assets:
Non-capital losses carried forward	9,416,047	7,340,286
Capital losses carried forward	17,925	17,925
Financing costs	5,512	5,512
Scientific research and development	396,758	350,435
Scientific research and development - ITC	354,411	319,528
	10,190,653	8,033,686
Deferred tax liabilities:
Scientific research and development – ITC	(61,230)	(53,841)
	10,129,423	7,979,845
Valuation allowance	(10,129,423)	(7,979,845)

Net future tax assets	-	-

The income tax benefit of these tax attributes has not been recorded in these consolidated financial statements because of the uncertainty of their recovery. The Company’s effective income tax rate differs from the statutory income tax rate of 21% (2017 – 34%).

The differences arise from the following items:

	June 30, 2018 $	June 30, 2017 $

Tax recovery at statutory income tax rates	(3,063,036)	(2,747,800)
Permanent differences	290,722	(15,342)
Effect of rate differentials between jurisdictions	76,364	464,938
Impact of changes in income tax rates	138,516	-
Scientific research and development – ITC	(354,411)	-
Other	75,422	(62,962)
Change in valuation allowance	2,836,423	2,361,166

	-	-

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

As of June 30, 2018, the Company had combined US and Canadian net operating loss carryforwards of $34.7 million that begin expiring in 2029. In addition, the Company has non-refundable Canadian federal investment tax credits of $226,778 that expire between 2029 and 2038 and non-refundable British Columbia investment tax credits of $127,633 that expire between 2019 and 2028.

The Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted in December 2017. The 2017 Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign earnings. The Company revalued our deferred tax assets as of June 30, 2018 based on a U.S. federal tax rate of 21%, which resulted in a reduction to our deferred tax assets of $138,516 fully offset by a reduction to the valuation allowance. The Company is not required to pay a one-time transition tax on earnings of our foreign subsidiary as the foreign subsidiary has an accumulated deficit.

8	Commitments and contingencies

The Company has the following obligations over the next five fiscal years ending June 30, 2023:

Clinical development

The Company has entered into contracts for drug manufacturing and clinical study management related to its Phase III clinical trial for a total of $654,829. While this trial has now been parked, certain costs related to the parking of this trial as well as manufacturing costs related to drug supply have been committed to by the Company. Pursuant to the commitment for clinical trial management, the Company has paid a total of $921,027 in deposits related to study initiation and certain study costs. These deposits are available to be applied against invoices received from the contract research organization but have not been netted against the Company’s commitments for the fiscal year ended June 30, 2018.

Office lease

The Company currently rents its offices on a month-to-month basis at a rate of $4,708 (CA$6,200) per month. During the year ended June 30, 2018, the Company recorded $58,434 as rent expense (2017 - $35,908).

9	Supplementary statement of cash flows information

	Year ended June 30, 2018	Year ended June 30, 2017

Series B Preferred Stock common stock dividend (note 5)	176,236	790,454
Non-cash issue costs (note 5)	148,087	424,401
Reclassification of derivative liability to equity upon the exercise of warrants (note 4)	-	248,409
Reclassification of derivative liability to equity upon the amendment of warrants (note 4)	-	53,006
Reclassification of stock option liability to equity upon settlement (note 5)	-	260,969
Conversion of Series B Preferred Stock to common stock (note 5)	-	147,375
Income taxes paid	-	-
Interest paid	-	-

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

10	Financial risk management

Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or valuation of its financial instruments.

The Company is exposed to financial risk related to fluctuation of foreign exchange rates. Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the United Sates dollar, primarily general and administrative expenses incurred in Canadian dollars. The Company believes that the results of operations, financial position and cash flows would be affected by a sudden change in foreign exchange rates, but would not impair or enhance its ability to pay its Canadian dollar accounts payable. The Company manages foreign exchange risk by converting its US$ to CA$ as needed. The Company maintains the majority of its cash in US$. As at June 30, 2018, Canadian dollar denominated accounts payable and accrued liabilities exposure in US$ totaled $106,132.

a)	Foreign exchange risk

Foreign exchange risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. If foreign exchange rates were to fluctuate within +/-10% of the closing rate at year-end, the maximum exposure is $6,788.

Balances in foreign currencies at June 30, 2018 and 2017 are as follows:

	June 30, 2018 balances CA$	June 30, 2017 balances CA$

Trade payables	79,858	164,226
Cash	41,459	39,251
Interest, taxes, and other receivables	14,618	99,397

b)	Interest rate risk

The Company is subject to interest rate risk on its cash and cash equivalents and believes that the results of operations, financial position and cash flows would not be significantly affected by a sudden change in market interest rates relative to the investment interest rates due to the short-term nature of the investments. As at June 30, 2018, cash and cash equivalents held in by the Company was $5,971,995. The Company’s cash balance currently earns interest at standard bank rates. If interest rates were to fluctuate within +/-10% of the closing rate at year end the impact of the Company’s interest-bearing accounts will be not be significant due to the current low market interest rates.

The only financial instruments that expose the Company to interest rate risk are its cash and cash equivalents.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(in US dollars unless otherwise noted)

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in raising funds to meet cash flow requirements associated with financial instruments. The Company continues to manage its liquidity risk based on the outflows experienced for the period ended June 30, 2018 and is undertaking efforts to conserve cash resources wherever possible. The maximum exposure of the Company’s liquidity risk is $1,638,515 as at June 30, 2018.

Credit risk

Credit risk arises from cash and cash equivalents, deposits with banks, financial institutions, and contractors as well as outstanding receivables. The Company limits its exposure to credit risk, with respect to cash and cash equivalents, by placing them with high quality credit financial institutions. The Company’s cash equivalents consist primarily of operating funds with commercial banks. Of the amounts with financial institutions on deposit, the following table summarizes the amounts at risk should the financial institutions with which the deposits are held cease trading:

The maximum exposure of the Company’s credit risk is $39,519 at June 30, 2018 relating to interest, taxes, and other receivables. The credit risk related to uninsured cash and cash equivalents balances is $5,868,825 at June 30, 2018.

Cash and cash equivalents $	Insured amount $	Non-insured amount $

5,971,995	103,170	5,868,825

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

Subsequent to year end we have issued 5,146 shares of common stock for services and 43,750 warrants to purchase common stock have expired.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, for the reasons set forth below, our disclosure controls and procedures were not effective as of June 30, 2018.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of the are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2018 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that we have a material weakness in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions.

Remediation Plan for the Material Weakness

Management has been actively engaged in developing remediation plans to address the above material weakness. The remediation efforts in process or expected to be implemented include the following:

●	Management has engaged an external consulting firm to assist with our internal accounting functions and further enhance our internal controls which has increased the number of personnel involved in financial reporting.

●	Over the course of the fiscal year ended June 30, 2018, we have continued to integrate personnel from our external consulting firm into our systems of internal controls.

Despite the existence of this material weakness, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

While the implementation of numerous improved controls and procedures has strengthened our internal control framework and disclosure controls, we continue to believe we have a material weakness related to the lack of sufficient segregation of duties.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm because we are not an accelerated filer under the Exchange Act.

Changes in Control Over Financial Reporting

During the year ended June 30, 2018, we continued to integrate the external accounting firm into the financial reporting and internal control systems and controls which included adding additional personnel from the external firm.

We believe that the internal controls that we have implemented have improved the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Position

Robert E. Hoffman	52	Chairman of the Board

Saiid Zarrabian	65	President, Chief Executive Officer and Director

Dennis Brown, PhD	67	Chief Scientific Officer

Scott Praill, CPA	52	Chief Financial Officer

John K. Bell, FCPA, CPA	69	Director

Lynda Cranston, BScN, MScN, ICD.D	69	Director

Napoleone Ferrara, MD	61	Director

Robert J. Toth, Jr., MBA	54	Director

Robert E. Hoffman has served as our director since April 11, 2018 and as our Chairman since June 2, 2018. He has served as a member of Kura Oncology, Inc.'s Board of Directors since March 2015. Mr. Hoffman has served as Senior Vice President and Chief Financial Officer of Heron Therapeutics, Inc., a publicly-held pharmaceutical company since April 2017. Prior to joining Heron Therapeutics, Inc., Mr. Hoffman served as Executive Vice President and Chief Financial Officer of Innovus Pharmaceuticals, Inc., a publicly-held pharmaceutical company, from September 2016 to April 2017. From July 2015 to September 2016, Mr. Hoffman served as Chief Financial Officer of AnaptysBio, Inc., a publicly-held biotechnology company. From June 2012 to July 2015, Mr. Hoffman served as the Senior Vice President, Finance and Chief Financial Officer of Arena Pharmaceuticals, Inc., or Arena, a publicly-held biopharmaceutical company. From August 2011 to June 2012 and previously from December 2005 to March 2011, he served as Arena’s Vice President, Finance and Chief Financial Officer and in a number of various roles of increasing responsibility from 1997 to December 2005. From March 2011 to August 2011, Mr. Hoffman served as Chief Financial Officer for Polaris Group, a biopharmaceutical drug company. Mr. Hoffman formerly served as a member of the Board of Directors of CombiMatrix Corporation, a molecular diagnostics company, and MabVax Therapeutics Holdings, Inc., a biopharmaceutical company. Mr. Hoffman serves as a member of the Financial Accounting Standards Board’s Small Business Advisory Committee and the steering committee of the Association of Bioscience Financial Officers. Mr. Hoffman formerly served as a director and President, of the San Diego Chapter of Financial Executives International. Mr. Hoffman holds a B.B.A. from St. Bonaventure University, and is licensed as a C.P.A. (inactive) in the State of California. Mr. Hoffman’s financial and executive business experience qualifies him to serve on our Board of Directors.

Saiid Zarrabian has served as our director since July 7, 2017, Chief Executive Officer since November 3, 2017, and President since January 1, 2018. From 2014 to 2015 he operated a private personal business. Since October 2016, Mr. Zarrabian has served as an advisor to Redline Capital Partners, S.A., a Luxembourg based investment firm. From 2012 to 2014 he served as Chairman and member of the Board of La Jolla Pharmaceutical Company during which time the company transitioned from an OTC listed company to a NASDAQ listed company. From 2012 to 2013 he served as President of the Protein Production Division of Intrexon Corporation, a synthetic biology company. He has also previously served as CEO and member of the Board of Cyntellect, Inc., a stem cell processing and visualization Instrumentation company until its sale in 2012, as President and COO of Senomyx, Inc., a company focused on discovery and commercialization of new flavor ingredients, and as COO of Pharmacopeia, Inc., a former publicly-traded provider of combinatorial chemistry discovery services and compounds, where he also served as President & COO of its MSI Division. In addition, Mr. Zarrabian has served on numerous private and public company boards, including at Immune Therapeutics, Inc., Exemplar Pharma, LLC, Ambit Biosciences Corporation, eMolecules, Inc., and Penwest Pharmaceuticals CO. His other experience includes COO at Molecular Simulations, COO of Symbolics, Inc., and as R&D Director at Computervision, Inc. Mr. Zarrabian’s business executive knowledge and experience qualify him to serve on our Board of Directors.

Dennis Brown, PhD, has been our chief scientific officer since January 25, 2013. He also served as our director from February 11, 2013 to April 11, 2018. Dr. Brown is one of our founders and has served as Chief Scientific Officer and director of Del Mar (BC) since inception. Dr. Brown has more than thirty years of drug discovery and development experience. He has served as Chairman of Mountain View Pharmaceutical's Board of Directors since 2000 and is the President of Valent. In 1999 he founded ChemGenex Therapeutics, which merged with a publicly traded Australian company in 2004 to become ChemGenex Pharmaceuticals (ASX: CXS/NASDAQ: CXSP), of which he served as President and a Director until 2009. He was previously a co-founder of Matrix Pharmaceutical, Inc., where he served as Vice President (VP) of Scientific Affairs from 1985-1995 and as VP, Discovery Research, from 1995-1999. He also previously served as an Assistant Professor of Radiology at Harvard University Medical School and as a Research Associate in Radiology at Stanford University Medical School. He received his B.A. in Biology and Chemistry (1971), M.S. in Cell Biology (1975) and Ph.D. in Radiation and Cancer Biology (1979), all from New York University. Dr. Brown is an inventor of many issued U.S. patents and applications, many with foreign counterparts.

Scott Praill, CPA, BSc. has been our chief financial officer since January 29, 2013 and previously served as a consultant to Del Mar (BC). From 2004 to 2012 Mr. Praill was an independent consultant providing accounting and administrative services to companies in the resource industry. Mr. Praill served as CFO of Strata Oil & Gas, Inc. from June 2007 to September 2008. From November 1999 to October 2003 Mr. Praill was Director of Finance at Inflazyme Pharmaceuticals Inc. Mr. Praill completed his articling at Price Waterhouse (now PricewaterhouseCoopers LLP) and obtained his Chartered Professional Accountant designation in 1996. Mr. Praill obtained his Certified Public Accountant (Illinois) designation in 2001. Mr. Praill received a Financial Management Diploma (Honors), from British Columbia Institute of Technology in 1993, and a Bachelor of Science from Simon Fraser University in 1989.

John K. Bell, FCPA, FCA, ICD.D has served as our director since February 11, 2013 and serves as the Chair of the Audit Committee. Mr. Bell is Chairman of Onbelay Capital Inc., a Canadian based private equity company. Prior to that, from 1996 to 2005, Mr. Bell was CEO and owner of Polymer Technologies Inc., an automotive parts manufacturer. Prior to that, from 1977 to 1995, Mr. Bell was founder and owner of Shred-Tech Limited a global manufacturer and supplier of industrial shredders and mobile document shredders. Mr. Bell served as interim CEO and director of ATS Automation Tooling Systems (TSX-ATA) in 2007. Mr. Bell is a director of Strongco Corporation (TSX-SQP), Canopy Growth Corp. (TSX-WEED), and the Royal Canadian Mint (TSX-MNT). Mr. Bell is the past National secretary and board member of The Crohns and Colitis Foundation of Canada. Mr. Bell is also the past Chairman of Waterloo Regional Police, Cambridge Memorial Hospital, Canada's Technology Triangle accelerator network and The Region of Waterloo prosperity counsel. Mr. Bell is a graduate of Western University Ivey School of Business, a Fellow of the institute of Chartered Accountants of Ontario, a graduate of the Institute of Directors Program of Canada and the owner's president program at Harvard and International marketing program at Oxford. Mr. Bell’s financial and executive business experience qualifies him to serve on our Board of Directors.

Lynda Cranston BScN, MScN, ICD.D has served as our director since February 5, 2015 and serves as the Chair of our Nominating and Corporate Governance Committee. Mrs. Cranston comes to the Board with over 20 years of experience at the CEO level in healthcare. She is presently Chair of the British Columbia Rapid Transit Company. She previously was, from 2014 to 2016, the National Chair of the Gastrointestinal Association of Canada. In 2013 she retired from the healthcare industry and her last appointment prior to her retirement was as the first CEO of the British Columbia Provincial Health Services Authority (2002 to 2013). From 1998-2001, Mrs. Cranston had been the first CEO of the Canadian Blood Services in Ottawa, ON. Before moving to Ottawa, Mrs. Cranston, as the CEO of B.C. Women’s Hospital and Healthcare Centre had merged the organization with the BC Children’s Hospital and the Sunny Hill Health Centre for Children to become the Children’s and Women’s Healthcare Centre of BC. Following the merger Mrs. Cranston became the first CEO. In 2013, Mrs. Cranston was identified as a member of Diversity 50 by the Canadian Board Diversity Council as being one of Canada’s most board ready candidates. Mrs. Cranston was awarded the Board Chair Award of Excellence by the HealthCare Leaders; Association of British Columbia in 2008. In 2007, she was inducted into Canada’s Most Powerful Women Top 100 Hall of Fame after having been identified in ’04, ’05 & ’06 as one of Canada’s Most Powerful Women Top 100. Mrs. Cranston is a recipient of the YWCA Women of Distinction Award, the 125th Anniversary of the Confederation of Canada Commemorative Medal for community contributions, and the Queen’s Golden Jubilee Medal for contribution to Canada and community. Mrs. Cranston is a graduate of the University of Ottawa and the University of Western Ontario. Mrs. Cranston’s healthcare industry and executive knowledge and experience qualify her to serve on our Board of Directors.

Napoleone Ferrara, MD, has served as our director since June 22, 2018. Since January 2013 he has served as a professor of pathology and since July 2014 as an adjunct professor of ophthalmology and pharmacology at the University of California, San Diego. Previously, Dr. Ferrara held increasingly senior positions at Genentech, Inc., over a 24-year period, including fellow, staff scientist and senior scientist. He is a pioneer in the study of angiogenesis biology and identification of its regulators. Dr. Ferrara's lab is responsible for discovering the isolation and cDNA cloning of VEGF and demonstrated that VEGF was a major mediator of tumor angiogenesis leading to the development of Avastin® (bevacizumab). Additionally, his lab's studies led to the clinical development of an anti-VEGF antibody fragment, Lucentis® (ranibizumab), as a highly effective therapy preventing vision loss in intraocular neovascular disorders. Dr. Ferrara has been the recipient of over 60 awards/honors, given more than 300 presentations, authored over 70 patents, and written more than 300 articles, reviews/editorials and published book chapters. He received his fellowship training and postdoctoral research from the University of California, San Francisco, his M.D. (cum laude) and residency training from the University of Catania Medical School, and his Maturita' Classica from Liceo Classico Mario Cutelli. Dr. Ferrara’s scientific knowledge and experience qualify him to serve on our Board of Directors.

Robert J. Toth, Jr., MBA has served as our director since August 20, 2013 and serves as Chair of our Compensation Committee. Since 2005, Mr. Toth has primarily been managing his personal investment portfolio. From 2004-2005, Mr. Toth served as a consulting analyst to Narragansett Asset Management, a New York-based healthcare-focused hedge fund, where he advised the firm on biotechnology investments. From 2001-2003, he was the Senior Portfolio Manager for San Francisco-based EGM Capital’s Medical Technology hedge fund, where he was responsible for managing and maintaining a dedicated medical technology portfolio. Mr. Toth began his Wall Street career in 1996 as an Equity Research Associate for Vector Securities International, a healthcare-focused brokerage firm. From 1997-1999 he served as Senior Biotechnology Analyst. He joined Prudential Securities as Senior Vice President and Biotechnology Analyst where he served from 1999-2001 following Prudential’s acquisition of Vector. His responsibilities included the analysis of commercial, clinical and scientific fundamentals of oncology and genomics-based biotechnology companies on behalf of institutional investors. Mr. Toth was named to the Wall Street Journal’s Allstar List for stock picking in 1999. Mr. Toth received an MBA from the University of Washington and Bachelor of Science degrees in Biological Sciences and Biochemistry from California Polytechnic State University, San Luis Obispo. Mr. Toth’s financial and biotechnology industry knowledge and experience quality him to serve on our Board of Directors.

Our chief executive and chief financial officers are full-time employees and devote 100% of their business time to us. Our consulting agreement with Dr. Brown does not specify the amount of time Dr. Brown is required to devote to us, but does require that Dr. Brown provide us with the full benefit of his knowledge, expertise and ingenuity, and prohibits Dr. Brown from engaging in any business, enterprise or activity contrary to or that would detract from our business.

See “Executive Compensation”.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws and the provisions of the Nevada Revised Statutes.

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

Board Committees

The Board of Directors has formed an Audit Committee, which currently consists of John K. Bell, Chair, Robert E. Hoffman, and Robert Toth, all of whom are independent (as that term is defined under the Nasdaq Marketplace Rules) and financially literate (as such qualification is interpreted by the Board of Directors in its business judgment). We are relying upon the exemption in section 6.1 of Canadian National Instrument 52-110 – Audit Committees from Parts 3 and 5 thereof. In addition, our Board has determined that Mr. Bell qualifies as an audit committee financial expert within the meaning of SEC regulations and The NASDAQ Marketplace Rules.

The Board of Directors has also formed a Nominating and Corporate Governance Committee which consists of Lynda Cranston, Chair, John Bell, and Napoleone Ferrara. The Nominating and Corporate Governance Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to corporate governance practices and policies.

In addition, the Board of Directors has formed a Compensation Committee which consists of Robert Toth, Chair, Napoleone Ferrara, and Robert E. Hoffman. The Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to compensation matters, including compensation of the directors and our senior management and the administration of our compensation plans.

Nomination of Directors

The Nominating and Corporate Governance Committee of the Board of Directors assesses potential candidates to fill perceived needs on the Board of Directors for required skills, expertise, independence and other factors. The Nominating and Corporate Governance Committee consists of independent directors only.

Orientation and Continuing Education

New members of the Board of Directors are provided with sufficient information to ensure that they are familiarized with us, our policies, and the mandates of the Board of Directors. Members of the Board of Directors are encouraged to communicate with management, legal counsel and, where applicable, our auditors and technical consultants to keep themselves current with industry developments and applicable legal, accounting and regulatory changes.

Board Leadership Structure and Role in Risk Oversight

Robert E. Hoffman serves as the chairman of our Board of Directors. Saiid Zarrabian serves as our Chief Executive Officer and President. We have not adopted a formal policy on whether the Chief Executive Officer and Chairman positions should be separated.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the board’s appetite for risk. While the Board of Directors oversees our risk management, management is responsible for the day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our board leadership structure supports this approach.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all of our executive officers, financial and accounting officers, our directors, our financial managers and all of our employees. The Board of Directors is committed to a high standard of corporate governance practices and, through its oversight role, encourages and promotes a culture of ethical business conduct. A copy of our Code of Ethics and Business Conduct is posted under the “Investors” tab under Corporate Governance on our website, which is located at www.delmarpharma.com.

Assessments

The Board of Directors assesses, on an ongoing basis, its overall performance and that of its committees in order to determine whether they are performing effectively. The Board of Directors also assesses, on an ongoing basis, the effectiveness and contribution of each of our directors, having regard to the competencies and skills each director is expected to bring to the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended June 30, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation.

The Board of Directors has formed a Compensation Committee which reviews and approves management compensation. The Compensation Committee is responsible for approving management compensation, including salaries, bonuses, and equity compensation. We seek to provide competitive compensation arrangements that attract and retain key talent necessary to achieve our business objectives.

The following table presents information regarding the total compensation awarded to, earned by, or paid to our Chief Executive Officer and the two most highly-compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers as of June 30, 2018 and June 30, 2017 for services rendered in all capacities to us for the years ended June 30, 2018 and June 30, 2017. These individuals are our Named Executive Officers for 2018.

Name and Principal Position	Period	Salary (US$)	Bonus Awards (US$)	Equity Awards (US$))	Total (US$)
Saiid Zarrabian, President and CEO	Year Ended June 30, 2018	(1) 237,412	85,631	615,992	939,035
	Year Ended June 30, 2017	-	-	-	-

Jeffrey Bacha, Former President and CEO	Year Ended June 30, 2018	(2) 537,579	-	122,338	659,917
	Year Ended June 30, 2017	305,000	56,250	249,257	610,507

Dennis Brown, PhD, Chief Scientific Officer	Year Ended June 30, 2018	(3) 200,000	-	-	200,000
	Year Ended June 30, 2017	175,000	40,000	249,257	464,257

Scott Praill, Chief Financial Officer	Year Ended June 30, 2018	(4) 200,000	10,000	-	210,000
	Year Ended June 30, 2017	240,000	40,000	99,596	379,596

(1)	On July 7, 2017 Mr. Zarrabian was elected to the Board of Directors. Upon his appointment Mr. Zarrabian was granted 36,000 stock options that are exercisable at $2.11 until July 7, 2027 for total compensation expense of $40,752. He was also issued 200,000 PSU’s for total compensation expense of $98,428. For serving as an independent director from July 7, 2017 until November 3, 2017 he was paid $8,750.

On November 3, 2017 he was appointed interim chief executive officer and on January 1, 2018 Mr. Zarrabian was also appointed interim president. On November 3, 2017 we entered an agreement with Mr. Zarrabian pursuant to which he will receive an annualized fee of $280,000 and be eligible to receive a bonus targeted up to 30% of the $280,000 annual fee which may be adjusted by the Board based on his individual performance and our performance as a whole, with such performance targets to be established by the Board. Upon execution of the agreement, we paid Mr. Zarrabian an advance of $45,000 of the annual fee. With the $45,000 advance, Mr. Zarrabian purchased shares of our common stock on the market. For the period from November 3, 2017 to May 20, 2018 we paid Mr. Zarrabian a total of $243,510 under the consulting agreement which includes the $45,000 advance, $130,134 in consulting fees, and $68,376 in bonus. Upon his appointment as interim chief executive officer he was granted 120,000 stock options that are exercisable at $0.87 until November 3, 2027 for total compensation expense of $53,567.

On May 21, 2018, we entered into an employment agreement with Saiid Zarrabian pursuant to which Mr. Zarrabian was appointed as our permanent president and chief executive officer. Under the Agreement, Mr. Zarrabian will receive an annual base salary of $470,000 and will be eligible to receive a fiscal year target bonus of up to 50% of base salary (which may be adjusted by the Board to up to 60% of base salary based on overachievement of bonus targets or other performance criteria). Any bonus earned for a fiscal year will be payable in cash, but the Board may pay up to 50% of the bonus, as well as any bonus in excess of 50% of base salary, in the form of stock options granted under our 2017 Omnibus Equity Incentive Plan (or any successor plan). The bonus for our fiscal year ending June 30, 2019 will be based on the period from the effective date of the agreement (May 21, 2018) through June 30, 2019. The employment agreement may be terminated by us with or without cause (as defined therein). In the event we terminate the employment agreement without cause, we will be required to pay Mr. Zarrabian continued payment of his base salary for 12 months, a prorated bonus for the year of termination based on performance through the date of termination, an additional six months of vesting credit for any outstanding options, and continued health coverage during the severance period. In the event that an involuntary termination occurs during a period beginning sixty days before a definitive corporate transaction agreement is entered into that would result in a change in control, or within twelve months following a change in control, the severance period will increase to eighteen months’ severance, Mr. Zarrabian will receive 100% of his target bonus, and his options will be fully vested. During the period from May 21, 2018 to June 30, 2018 Mr. Zarrabian was paid $53,528 under the employment agreement. We have also recorded a pro-rated bonus of $17,255. Upon his appointment as full time president and chief executive officer Mr. Zarrabian was granted 836,465 stock options that are exercisable at $0.98 until May 21, 2028 for total compensation expense of $423,245.

(2)	On February 9, 2017, we entered into an employment agreement with Jeffrey Bacha, our former president and chief executive officer. We paid Mr. Bacha an annual base salary of $250,000 and Mr. Bacha will also be eligible to participate in any bonus plan and long-term incentive plan established by us for senior executives. On December 22, 2017, we entered into a settlement agreement with Mr. Bacha pursuant to which, effective January 1, 2018, he would no longer serve as our officer. In addition, Mr. Bacha did not stand for re-election to the Board of Directors at our 2018 annual meeting of stockholders held on April 11, 2018. Pursuant to the terms of the settlement agreement and consistent with the terms of the employment agreement between Mr. Bacha and us dated February 9, 2017, as amended, Mr. Bacha was entitled to (i) accrued and unpaid base salary through January 1, 2018, (ii) payment for his accrued and unused vacation through January 1, 2018, (iii) severance in an amount equal to 13 months of Mr. Bacha’s base salary, or $270,833, (iv) payment in an amount equal to 12 months’ of coverage under our benefits plans, or $9,600 and (v) reimbursement for any properly incurred business expenses submitted with appropriate documentation in accordance with our expense reimbursement policies through December 31, 2017. In addition, all of Mr. Bacha’s unvested stock options were deemed vested as of January 1, 2018 and will remain exercisable for three years and any unexercised options will expire on December 31, 2020. In addition, effective January 1, 2018, Mr. Bacha will provide consulting services to us through April 30, 2018 for a consulting fee of $20,833 per month and subsequent to April 30, 2018 on an hourly basis. The separation agreement and the employment agreement contain customary post-termination restrictive covenants in favor of us including confidentiality, non-competition and non-solicitation covenants. As a result of modifying Mr. Bacha’s stock options, a total of $122,338 has been recognized.

(3)	On January 1, 2015 we entered into a consulting agreement with Dr. Dennis Brown, our chief scientific officer. Subsequent to this agreement, it has been amended and is now renewed on an annual basis. Under the most recent renewal, Dr. Brown will continue to serve as our chief scientific officer until December 31, 2018, which period may be extended in accordance with the terms of the agreement. We will pay Dr. Brown an annual consulting fee of $200,000 during calendar year 2018. We may also pay to Dr. Brown a bonus and incentive compensation as determined at the discretion of the Board of Directors. The consulting agreement with Dr. Brown does not specify the amount of time Dr. Brown is required to devote to us, but does require that Dr. Brown provide us with the full benefit of his knowledge, expertise and ingenuity, and prohibits Dr. Brown from engaging in any business, enterprise or activity contrary to or that would detract from our business.

(4)	On February 9, 2017, we entered into an employment agreement with Scott Praill, our chief financial officer. Pursuant to the employment agreement, Mr. Praill will continue to serve as our chief financial officer for an indefinite period until termination of the employment agreement in accordance with its terms. We will pay Mr. Praill an annual base salary of $200,000 (which may be adjusted on an annual basis in the discretion of the Board of Directors) and Mr. Praill will also be eligible to participate in any bonus plan and long-term incentive plan established by us for senior executives. The employment agreement may be terminated by us with or without cause (as defined therein). In the event we terminate the employment agreement without cause, we will be required to pay Mr. Praill, any accrued and unpaid base salary, plus an amount equal to 12 months of Mr. Praill’s base salary plus one additional month’s base salary for each completed year of service, up to 18 months’ base salary.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of June 30, 2018.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (US$)	Option expiration date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Saiid Zarrabian	(1) 12,000	24,000	-	2.11	July 7, 2027	200,000	(5)	-
	(2) 70,000	50,000	-	0.87	Nov 3, 2027
	(3) -	836,465	-	0.98	May 21, 2028

Jeffrey Bacha	37,500	-	-	2.00 (6)	Dec 31, 2020	-		-
	87,500	-	-	4.20	Dec 31, 2020
	93,600	-	-	4.95	Dec 31, 2020

Dennis Brown, PhD	37,500	-	-	2.00 (6)	Feb 1, 2022	-		-
	87,500	-	-	4.20	Aug 15, 2023
	(4) 41,600	52,000	-	4.95	Feb 17, 2027

Scott Praill	12,500	-	-	2.00 (6)	Feb 1, 2022	-		-
	87,500	-	-	4.20	Aug 15, 2023
	(4) 16,624	20,776	-	4.95	Feb 17, 2027

(1)	Stock options vest as to 12,000 on June 30, 2018, and 3,000 options vest each three months thereafter starting September 30, 2018.
(2)	Stock options vest pro rata monthly until full vesting on November 3, 2018.
(3)	Stock options vest as to 1/6th on November 21, 2018 with the remaining shares vesting in equal monthly. installments over a period of 30 months commencing on December 21, 2018.
(4)	Stock options vest pro rata monthly until fully vesting on February 17, 2020.
(5)	Each Performance Stock Unit (“PSU”) represents the right to receive one share of common stock upon vesting of the unit based on our fully diluted market capitalization. See additional information in Securities Authorized for Issuance Under Equity Compensation Plans located elsewhere in this report on Form 10-K.
(6)	Original exercise price was CDN $2.00. Price was amended to USD $2.00 on June 30, 2016. All other terms of the option grants remain unchanged.

Director Compensation

Director compensation is intended to provide an appropriate level of remuneration considering the responsibilities, time requirements and accountability of the Directors.

The following table sets forth director compensation for the fiscal year ended June 30, 2018 (excluding compensation to our executive officers set forth in the summary compensation table above) paid by us.

	Fees Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)(1)	($)(3)	($)	($)	($)	($)	($)
Robert E. Hoffman (4)	10,833	120,106	20,142	-	-	-	151,081
John K. Bell (2)	40,000	98,428	40,752	-	-	-	179,180
Lynda Cranston (2)	40,000	98,428	40,752	-	-	-	179,180
Napoleone Ferrara, MD (5)	863	60,947	19,643	-	-	-	81,453
Erich Mohr, MD (6)(2)	55,000	98,428	40,752	-	-	-	84,833
Robert J, Toth, Jr.(2)	37,500	98,428	40,752	-	-	-	179,180

(1)	Effective July 1, 2017, directors are paid a $35,000 annual retainer, an additional $5,000 annual retainer for chairing a committee, and the chairman of the Board will be paid an additional annual retainer of $25,000.

(2)	On July 7, 2017, independent directors were granted 36,000 stock options at an exercise price of $2.11. The options have a ten-year term and vest as to one-third on June 30, 2018 and 3,000 on a quarterly basis commencing September 30, 2018.
(3)	A total of 1,400,000 PSUs have been issued under the 2017 Plan to our independent directors. Dr. Mohr forfeited 200,000 upon his resignation leaving a net outstanding as of June 30, 2018 of 1,200,000. The awards represent the right to receive an aggregate of 1,200,000 shares of our common stock upon vesting of the PSUs. Vesting is based on targets approved by our Board of Directors related to our fully diluted market capitalization. The PSUs vest at various fully diluted market capitalizations but will vest in full upon us achieving a fully diluted market capitalization of at least $500 million for five consecutive business days. The PSUs expire on July 7, 2022.
(4)	Mr. Hoffman was appointed to the Board of Directors on April 11, 2018 and was appointed Chairman on June 2, 2018. He has been granted 36,000 stock options at an exercise price of $1.06. The options have a ten-year term and vest as to one-third on March 31, 2019 and 3,000 on a quarterly basis commencing June 30, 2019.
(5)	Dr. Ferrara was appointed to the Board of Directors on June 22, 2018. He has been granted 54,514 stock options at an exercise price of $0.70. The options have a ten-year term and vest as to one-third on May 31, 2019 and 4,542 on a quarterly basis commencing August 31, 2019.
(6)	Dr. Mohr resigned as Chairman of the Board and as a director on June 2, 2018. Upon his resignation, a total of 15,000 options had their vesting accelerated such that they became fully vested on June 2, 2018 and a total of 45,000 options were modified such that their remaining exercise period was increased from 90 days to one year.

Risk Management

We do not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 21, 2018, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)
Directors and Officers:
Saiid Zarrabian	335,311	(3)	1.5%
Jeffrey Bacha	1,171,523	(4)	5.0%
Dennis Brown, PhD	964,603	(5)	4.3%
Scott Praill	216,691	(6)	*
Robert E. Hoffman	0	(7)	*
John K. Bell	165,865	(8)	*
Robert J. Toth, Jr.	59,767	(9)	*
Lynda Cranston	50,824	(10)	*
Napoleone Ferrara, MD	0	(11)	*
All officers and directors as a group (8 persons)	2,964,583		12.4%
Beneficial owners of more than 5%:
Valent Technologies, LLC	537,500	(12)	2.4%
Franklin Resources, Inc.	1,611,692	(13)	6.9%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o DelMar Pharmaceuticals, Inc., Suite 720 - 999 West Broadway, Vancouver, British Columbia, Canada V5Z 1K5.

(2)	Applicable percentage ownership is based on 22,409,053 shares of common stock outstanding as of September 21, 2018, together with securities exercisable or convertible into shares of common stock within 60 days of September 21, 2018 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 21, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 271,411 shares issuable upon the exercise of vested stock options but does not include 200,000 unvested PSUs.

(4)	Includes 515,886 shares issuable upon exchange of Exchangeable Shares (including 137,500 shares held in trust), 218,600 shares issuable upon exercise of vested stock options, 15,000 shares issuable upon exercise of warrants, and 7,813 shares issuable upon the conversion of Series B Preferred Stock.

(5)	Includes 537,500 shares held by Valent, 179,600 shares issuable upon exercise of vested stock options, 21,250 shares issuable upon exercise of warrants held by Dr. Brown, and 7,500 shares issuable upon the conversion of Series B Preferred Stock.

(6)	Includes 121,817 shares issuable upon exercise of vested stock options, 12,500 shares issuable upon exercise of warrants and 9,375 shares upon the conversion of Series B Preferred Stock.

(7)	Excludes 200,000 unvested PSUs.

(8)	Includes 95,865 shares owned by Onbelay Capital, Inc., 12,500 shares issuable upon exercise of warrants held by Onbelay Capital, Inc., 45,000 shares issuable upon exercise of vested stock options, and 12,500 shares issuable upon the conversion of Series B Preferred Stock held by Onbelay Capital, Inc. Does not include 200,000 unvested PSUs.

(9)	Includes 45,000 shares issuable upon exercise of vested stock options and 3,250 shares issuable upon the conversion of Series B Preferred Stock. Does not include 200,000 unvested PSUs.

(10)	Includes 45,000 shares issuable upon exercise of vested options and 3,125 shares issuable upon the conversion of Series B Preferred Stock. Does not include 200,000 unvested PSUs.

(11)	Excludes 200,000 unvested PSUs.

(12)	Valent is owned by Dennis Brown, our Chief Scientific Officer.

(13)	Based on Schedule 13F filed with the SEC as of June 30, 2018. Includes 807,962 shares issuable upon the exercise of warrants. The address of the shareholder is One Franklin Parkway, San Mateo, CA 94403-1906. Charles B. Johnson and Rupert H. Johnson, Jr. (the “Principal Shareholders”) each own in excess of 10% of the outstanding common stock of Franklin Resources, Inc. (“FRI”) and are the principal stockholders of FRI. FRI and the Principal Shareholders may be deemed to be, for purposes of Rule 13d-3 under the Securities Act, the beneficial owners of securities held by persons and entities for whom or for which FRI subsidiaries provide investment management services.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of June 30, 2018:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders (1)	926,979	0.97	3,973,171
Equity compensation plans not approved by security holders – Del Mar (BC) 2013 Amended and Restated Stock Option Plan	1,699,850	3.22	-
Totals	2,626,829	2.43	3,973,171

(1)	As approved by our stockholders at the annual meeting of stockholders held on April 11, 2018, on July 7, 2017, as amended on February 1, 2018, our Board of Directors approved adoption of our 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The Board of Directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, 7,800,000 shares of our common stock are reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”) or that are subject to grants of stock options made, or that may be made, under the Legacy Plan. A total of 1,699,850 shares of common stock, net of forfeitures, have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 926,979 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan. In addition, 1,200,00 PSU’s have been issued under the 2017 Plan leaving a potential 3,973,171 shares of common stock available for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised and no new grants are made under the Legacy Plan. The maximum number of shares of our common stock with respect to which any one participant may be granted awards during any calendar year is 8% of our fully diluted shares of common stock on the date of grant (excluding the number of shares of common stock issued under the 2017 Plan and/or the Legacy Plan or subject to outstanding awards granted under the 2017 Plan and/or the Legacy Plan). No award will be granted under the 2017 Plan on or after July 7, 2027, but awards granted prior to that date may extend beyond that date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On September 12, 2010, Del Mar (BC) entered into a Patent Assignment Agreement (the “Assignment”) with Valent Technologies LLC pursuant to which Valent assigned to Del Mar (BC) its rights to patent applications and the prototype drug product related to VAL-083. In accordance with the Assignment the consideration paid by Del Mar (BC) was $250,000 to acquire the prototype drug product. In accordance with the terms of the Assignment, Valent is entitled to receive a future royalty (in the single digits) on certain revenues derived from the development and commercialization of VAL-083. In the event that Del Mar (BC) terminates the agreement, Del Mar (BC) may be entitled to receive royalties from Valent’s subsequent development of VAL-083 depending on the development milestones Del Mar (BC) has achieved prior to the termination of the Assignment. The Assignment has a term (on a country-by-country basis), of the later of ten years or until patent rights covered by the Assignment no longer exist, subject to earlier termination in the event Del Mar (BC) breaches its payment obligations and fails to remedy such breach within 60 days, or if either party materially beaches any of its obligations and does not cure such breach within 30 days after receipt of notice thereof.

Pursuant to a loan agreement dated February 3, 2011, between Del Mar (BC) and Valent, Valent loaned Del Mar $250,000 for the purchase of the prototype drug product under the Assignment. The loan is unsecured, bears interest at 3% per year, and is payable on demand. Effective September 30, 2014, we entered into and closed an agreement with Valent to exchange its loan, including accrued interest to September 30, 2014, with Valent for 278,530 shares of our preferred stock. The preferred stock has an annual 3% dividend.

One of our, Dr. Dennis Brown, is a principal of Valent and as result Valent is a related party to us.

Director Independence

John K. Bell, Robert J. Toth, Jr., Lynda Cranston, Robert E. Hoffman, and Napoleone Ferrara, MD are independent as that term is defined under the Nasdaq Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

On October 7, 2016, Ernst & Young LLP (“E&Y”), Chartered Professional Accountants, were appointed as our new auditors.

PricewaterhouseCoopers LLP (“PwC”), Chartered Professional Accountants, were our auditors until October 4, 2016.

The following is a summary of fees paid by us for professional services rendered by E&Y for the years ended June 30, 2018 and June 30, 2017.

	Year Ended June 30, 2018	Year Ended June 30, 2017

Audit fees	$137,800	$112,000
Audit related fees	$22,000	$20,125
Tax fees	$-	$-
All other fees	$-	$-
Total fees	$159,800	$132,125

Audit fees. Audit fees represent fees for professional services performed by E&Y for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by E&Y that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. E&Y has not performed any tax compliance services for us during the years ended June 30, 2018 or 2017.

All other fees. E&Y did not receive any other fees from us for the years ended June 30, 2018 or 2017.

In accordance with applicable laws, rules and regulations, our audit committee charter and pre-approval policies established by the audit committee require that the audit committee review in advance and pre-approve all audit and permitted non-audit fees for services provided to us by our independent registered public accounting firm. The services performed by, and the fees to be paid to E&Y, in 2018 and 2017 were approved by the audit committee.

PART IV

Item 15. Exhibits.

2.1	Exchange Agreement, dated January 25, 2013, among the Company, Exchangeco, Callco, Del Mar (BC) and securityholders of Del Mar (BC) (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013)

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 17, 2010)

3.2	Articles of Merger of the Company (incorporated by reference to Exhibit 3.1(b) of the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2013)

3.3	Certificate of Designation of Special Voting Preferred Stock of the Company (incorporated by reference to Exhibit 3.1(a) of the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2013)

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 17, 2010)

3.5	Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2013)

3.6	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014)

3.7	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013)

3.8	Certificate of Change (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2016)

3.9	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016)

3.10	The Certificate of Amendment to the Articles of Incorporation, as amended, of DelMar Pharmaceuticals Inc., dated April 11, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

4.1	Specimen Common Stock Certificate, $.001 par value (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form 8-A filed with the SEC on September 14, 2012)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013)

4.4	Form of Dividend Warrant (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013)

4.5	Form of Election to Exercise Warrants (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014)

4.6	Form of Investor Warrant Amendment (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2014)

4.7	Form of Dividend Warrant Amendment (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2014)

4.8	Form of Placement Agent Warrant Amendment (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2015)

4.9	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016)

4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2017)

4.11	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2017)

10.1	Form of Placement Agent Agreement (incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form S-1/A filed with the SEC on July 15, 2015)

10.2	Intercompany Funding Agreement, dated January 25, 2013, between the Company and Exchangeco (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.3	Support Agreement, dated January 25, 2013, among the Company, Exchangeco and Callco (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.4	Voting and Exchange Trust Agreement, dated January 25, 2013, among the Company, Callco, Exchangeco, and the Trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.5†	Memorandum of Understanding and Collaboration Agreement between Guangxi Wuzhou Pharmaceutical (Group) Co. Ltd. and Del Mar (BC) (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.6†	Patent Assignment Agreement, dated September 12, 2010, between Del Mar (BC) and Valent (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K/A filed with the SEC on March 14, 2013)

10.7	Amendment, dated January 21, 2013, to Patent Assignment Agreement, dated September 12, 2010, between Del Mar (BC) and Valent (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K/A filed with the SEC on March 14, 2013)

10.8	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2015)

10.9	Consulting Agreement, effective January 1, 2015 between Del Mar (BC) and Jeffrey Bacha (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 filed with the SEC on April 10, 2015)

10.10	Consulting Agreement, effective January 1, 2015 between Del Mar (BC) and Dennis Brown (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 filed with the SEC on April 10, 2015)

10.11	Consulting Agreement, effective January 1, 2015 between Del Mar (BC) and Scott Praill (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 filed with the SEC on April 10, 2015)

10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016)

10.13	Form of Royalty Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016)

10.14	Form of Securities Purchase Agreement, dated April 12, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2017)

10.15	Engagement Letter Agreement, dated January 24, 2017 between DelMar Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2017)

10.16	Amendment No. 1 to letter agreement between DelMar Pharmaceuticals, Inc. H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2017)

10.17	Amendment No. 2 to letter agreement between DelMar Pharmaceuticals, Inc. H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2017)

10.18	Employment agreement among Delmar Pharmaceuticals Inc., Delmar Pharmaceuticals (BC) Ltd. and Jeffrey Bacha (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2017)

10.19	Employment agreement among Delmar Pharmaceuticals Inc., Delmar Pharmaceuticals (BC) Ltd. and Scott Praill (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2017)

10.20	Amendment to consulting agreement between Delmar Pharmaceuticals (BC) Ltd. and Dennis Brown (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2017)

10.21	2017 Omnibus Equity Incentive Plan (As Amended and Restated Effective as of February 1, 2018) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2018)

10.22	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2017)

10.23	Engagement Letter Agreement, dated September 17, 2017 between DelMar Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2017)

10.24	Form of Securities Purchase Agreement, dated September 20, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2017)

10.25	Settlement Agreement, dated January 1, 2018, between Delmar Pharmaceuticals, Inc. and Jeffrey Bacha (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2018

10.26	Agreement, effective as of November 3, 2017 between the Company and Mr. Zarrabian (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2017

10.27	Employment agreement, effective as of May 21, 2018 between the Company and Mr. Zarrabian (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2018, 2017

16.1	Letter from PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016)

21.1	Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2013)

23.1	Consent of Ernst & Young, LLP*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

EX-101.INS	XBRL Instance Document *
EX-101.SCH	XBRL Taxonomy Extension Schema Document *
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase *
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase *
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

DELMAR PHARMACEUTICALS, INC.

Dated: September 21, 2018	By:	/s/ Saiid Zarrabian
		Name:	Saiid Zarrabian
		Title:	Chief Executive Officer (principal executive officer)

Dated: September 21, 2018	By:	/s/ Scott Praill
		Name:	Scott Praill
		Title:	Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Saiid Zarrabian	Chief Executive Officer, Director	September 21, 2018
Saiid Zarrabian	(principal executive officer)

/s/ Scott Praill	Chief Financial Officer	September 21, 2018
Scott Praill	(principal financial and accounting officer)

/s/ Dennis Brown, PhD	Chief Scientific Officer	September 21, 2018
Dennis Brown

/s/ John K. Bell	Director	September 21, 2018
John K. Bell

/s/ Robert J. Toth, Jr.	Director	September 21, 2018
Robert J. Toth

/s/ Lynda Cranston	Director	September 21, 2018
Lynda Cranston

/s/ Robert E. Hoffman	Director	September 21, 2018
Robert E. Hoffman

/s/ Napoleone Ferrara, MD	Director	September 21, 2018
Napoleone Ferrara

