Form 10-Q
period 2018-09-30
DelMar Pharmaceuticals, Inc.
filed 2018-11-13
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐   No ☑

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 22,562,150 shares of common stock are issued and outstanding as of November 13, 2018.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc. Consolidated Condensed Interim Financial Statements (Unaudited) For the three months ended September 30, 2018 (expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Balance Sheets

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	September 30, 2018 $	June 30, 2018 $

Assets

Current assets
Cash and cash equivalents		3,884,983	5,971,995
Prepaid expenses and deposits		831,468	1,034,930
Interest, taxes and other receivables		11,670	39,519
		4,728,121	7,046,444
Intangible assets - net		21,752	28,411
		4,749,873	7,074,855
Liabilities

Current liabilities
Accounts payable and accrued liabilities		909,887	1,478,086
Related party payables		168,103	160,429

		1,077,990	1,638,515

Derivative liability	4	1,337	1,117

		1,079,327	1,639,632
Stockholders’ equity

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at September 30, 2018 (June 30, 2018 – 278,530)	3,5	278,530	278,530
881,113 Series B shares at September 30, 2018 (June 30, 2018 – 881,113)	5	6,146,880	6,146,880
1 special voting share at September 30, 2018 (June 30, 2018 – 1)		-	-

Common stock
Authorized
70,000,000 shares (June 30, 2018 – 70,000,000), $0.001 par value
23,023,333 issued at September 30, 2018 (June 30, 2018 – 22,966,668)	5	23,023	22,967

Additional paid-in capital	5	43,412,107	43,177,523

Warrants	5	8,260,143	8,229,482

Accumulated deficit		(54,471,315)	(52,441,337)

Accumulated other comprehensive income		21,178	21,178
		3,670,546	5,435,223
		4,749,873	7,074,855

Going concern, nature of operations, and corporate history (note 1)

Subsequent events (note 8)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statements of Loss and Comprehensive Loss

(Unaudited)

(expressed in US dollars unless otherwise noted)

		Three months ended September 30,
	Note	2018 $	2017 $

Expenses
Research and development	5	1,019,120	1,934,643
General and administrative	5	986,470	744,621

		2,005,590	2,679,264

Other loss (income)
Change in fair value of derivative liability	4,5	220	(56,568)
Foreign exchange loss		5,838	43,866
Interest income		(19,844)	(156)

		(13,786)	(12,858)

Net and comprehensive loss for the period		1,991,804	2,666,406

Computation of basic loss per share
Net and comprehensive loss for the period		1,991,804	2,666,406
Series B Preferred stock dividend	5	36,085	41,666
		2,027,889	2,708,072

Basic and fully diluted loss per share		0.09	0.18

Basic weighted average number of shares		22,969,090	15,292,781

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statements of Cash Flows

(Unaudited)

(expressed in US dollars unless otherwise noted)

		Three months ended September 30,
		2018	2017
	Note	$	$
Cash flows from operating activities
Loss for the period		(1,991,804)	(2,666,406)
Items not affecting cash
Amortization of intangible assets		6,659	5,605
Change in fair value of derivative liability	4,5	220	(56,568)
Shares issued for services	5	4,139	-
Warrants issued for services	5	30,661	(1,481)
Stock option expense	5	132,902	64,870
Performance stock unit expense	5	61,514	-

Changes in non-cash working capital
Interest, taxes and other receivables		27,849	36,090
Prepaid expenses and deposits		203,462	(8,366)
Accounts payable and accrued liabilities		(568,199)	255,870
Related party payables		7,674	(2,390)
		(2,084,923)	(2,372,776)

Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	5	-	8,945,336
Series A preferred stock dividend	5	(2,089)	(2,089)
		(2,089)	8,943,247
(Decrease) increase in cash and cash equivalents		(2,087,012)	6,570,471

Cash and cash equivalents - beginning of period		5,971,995	6,586,014
Cash and cash equivalents - end of period		3,884,983	13,156,485

Supplementary information (note 7)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2018

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

For the three months ended September 30, 2018, the Company reported a loss of $1,991,804, and a negative cash flow from operations of $2,084,923. The Company had an accumulated deficit of $54,471,315 as of September 30, 2018. As of September 30, 2018, the Company had cash and cash equivalents on hand of $3,884,983. The Company is in the development stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidate is commercialized, or partnered, which may not ever occur. In the near future, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern.

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

Nature of operations

The Company is a clinical stage drug development company with a focus on the treatment of cancer that is conducting clinical trials in the United States and China with our product candidate, VAL-083, as a potential new treatment for glioblastoma multiforme, the most common and aggressive form of brain cancer.  The Company has also acquired certain commercial rights to VAL-083 in China where it is approved as a chemotherapy for the treatment of chronic myelogenous leukemia and lung cancer.  In order to accelerate the Company’s development timelines, the Company leverages existing clinical and commercial data from a wide range of sources.  The Company may seek marketing partnerships in order to potentially generate future royalty revenue.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2018

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

The accompanying consolidated condensed interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Del Mar BC, Callco, and Exchangeco. All intercompany balances and transactions have been eliminated in consolidation.

The principal accounting policies applied in the preparation of these consolidated condensed interim financial statements are set out below and have been consistently applied to all periods presented.

Unaudited interim financial data

The accompanying unaudited consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited consolidated condensed interim financial statements should be read in conjunction with the audited financial statements of the Company as at June 30, 2018 included in our Form 10-K. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2019 or for any other future annual or interim period.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2018

(expressed in US dollars unless otherwise noted)

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as at the end of, or during, the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the derivative liability, the valuation of equity instruments issued for services, and clinical trial accruals. Further details of the nature of these assumptions and conditions may be found in the relevant notes to these consolidated condensed interim financial statements.

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the three-month periods ended September 30, 2018 and 2017 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, performance stock units, and convertible preferred shares is anti-dilutive. As of September 30, 2018, potential common shares of 14,333,525 (2017 – 15,028,906) related to outstanding warrants, 2,626,829 (2017 – 1,300,850) relating to stock options, 1,200,000 (2017 – 0) relating to performance stock units, and 2,202,792 (2017 – 2,202,792) relating to outstanding Series B convertible preferred shares were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently adopted

Accounting Standards Board (“ASU”) 2017-09 — Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting

The amendments in this update provide guidance about which changes to the terms, or conditions of a stock-based payment award, require an entity to apply modification accounting in Topic 718. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The adoption of ASU 2017-09 did not have a material impact on our results of operations or financial position.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2018

(expressed in US dollars unless otherwise noted)

ASU 2016-01 — Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The updated guidance enhances the reporting model for financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-01 did not have a material impact on our results of operations or financial position.

Not yet adopted

ASU 2017-11 — I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

The amendments in this update are intended to reduce the complexity associated with the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, the indefinite deferral of certain provisions of Topic 480 have been re-characterized to a scope exception. The re-characterization has no accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

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

(Unaudited)

September 30, 2018

(expressed in US dollars unless otherwise noted)

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

For the three months ended September 30, 2018 and 2017 respectively, the Company recorded $2,089 related to the dividend payable to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

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

September 30, 2018

(expressed in US dollars unless otherwise noted)

The Company’s derivative liability is summarized as follows:

	Three months ended
	September 30,
	2018	2017
	$	$

Opening balance	1,117	61,228
Change in fair value of warrants	220	(56,568)

Closing balance	1,337	4,660
Less current portion	-	(589)

Long term portion	1,337	4,071

The derivative liability consists of the following warrants:

	September 30, 2018
	Number of warrants	$

2015 Agent Warrants	21,768	1,337

Closing balance	21,768	1,337
Less current portion	-	-

Long-term portion	21,768	1,337

5	Stockholders’ equity

Preferred stock

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

September 30, 2018

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

Pursuant to the Series B Preferred Stock dividend, during the three months ended September 30, 2018, the Company issued 49,602 (2017 – 49,602) shares of common stock and recognized $36,085 (2017 – $41,666) as a direct increase in accumulated deficit.

A total of 881,113 (2017 – 881,113) shares of Series B Preferred Stock are outstanding as of September 30, 2018, such that a total of 2,202,792 (2017 – 2,202,792) shares of common stock are issuable upon conversion of the Series B Preferred Stock as at September 30, 2018. Converted shares are rounded up to the nearest whole share.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2018

(expressed in US dollars unless otherwise noted)

Common stock

	Shares of common stock	Common stock	Additional paid-in capital	Warrants	Accumulated deficit
	outstanding	$	$	$	$

Balance – June 30, 2018	22,966,668	22,967	43,177,523	8,229,482	(52,441,337)

Series B Preferred stock dividend	49,602	49	36,036	-	(36,085)
Warrants issued for services	-	-	-	30,661	-
Shares issued for services	7,063	7	4,132	-	-
Stock option expense	-	-	132,902	-	-
Performance stock unit expense	-	-	61,514	-	-
Series A Preferred cash dividend	-	-	-	-	(2,089)
Loss for the period	-	-	-	-	(1,991,804)

Balance – September 30, 2018	23,023,333	23,023	43,412,107	8,260,143	(54,471,315)

The issued and outstanding common shares at September 30, 2018 include 562,761 (June 30, 2018 – 912,761) shares of common stock on an as-exchanged basis with respect to the shares of Exchangeco that can be exchanged for shares of common stock of the Company.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2018

(expressed in US dollars unless otherwise noted)

2017 Omnibus Incentive Plan

As approved by the Company’s stockholders at the annual meeting of stockholders held on April 11, 2018, on July 7, 2017, as amended on February 1, 2018, the Company’s board of directors approved adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, 7,800,000 shares of Company common stock are reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”) or that are subject to grants of stock options made, or that may be made, under the Legacy Plan. A total of 1,699,850 shares of common stock have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 926,979 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan. In addition, 1,200,000 PSU’s have been issued under the 2017 Plan leaving a potential 3,973,171 shares of common stock available for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised and no new grants are made under the Legacy Plan. The maximum number of shares of Company common stock with respect to which any one participant may be granted awards during any calendar year is 8% of the Company’s fully diluted shares of common stock on the date of grant (excluding the number of shares of common stock issued under the 2017 Plan and/or the Legacy Plan or subject to outstanding awards granted under the 2017 Plan and/or the Legacy Plan). No award will be granted under the 2017 Plan on or after July 7, 2027, but awards granted prior to that date may extend beyond that date.

Performance stock units

The Company’s board of directors has granted PSUs under the 2017 Plan to the Company’s directors. The awards represent the right to receive shares of the Company’s common stock upon vesting of the PSU based on targets approved by the Company’s board of directors related to the Company’s fully diluted market capitalization. The PSUs vest at various fully diluted market capitalization levels with full vesting occurring upon the later of one year from the grant date and the Company achieving a fully diluted market capitalization of at least $500 million for five consecutive business days. The PSUs expire on July 7, 2022. There are 1,200,000 PSUs outstanding as of September 30, 2018 and June 30, 2018.

The Company has recognized $61,514 (2017 - $0) in expense related to the PSUs during the three months ended September 30, 2018 with all of it being recognized as general and administrative expense. As at September 30, 2018 there was $464,626 (2017 - $0) in unrecognized compensation expense that will be recognized over the next 2.99 years.

The PSUs have been valued using the following assumptions:

Dividend rate	0%
Volatility	79.0 to 82.5%
Risk-free rate	2.56% to 2.71%
Term - years	1.67 to 3.24

Stock Options

The following table sets forth the stock options outstanding under all plans as of September 30, 2018:

	Number of stock options outstanding	Weighted average exercise price $

Balance – September 30 and June 30, 2018	2,626,829	2.43

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2018

(expressed in US dollars unless otherwise noted)

The following table summarizes stock options currently outstanding and exercisable at September 30, 2018 under all plans:

Exercise price $	Number Outstanding	Weighted average remaining contractual life (years)	Number exercisable

0.70	54,514	9.73	-
0.87	120,000	9.09	100,000
0.98	836,465	9.64	-
1.06	36,000	9.54	-
1.17	300,000	4.41	200,000
1.55	25,000	3.67	25,000
2.00	131,250	3.02	131,250
2.11	159,000	8.01	63,000
2.96	45,000	6.35	45,000
3.20	30,000	0.67	30,000
3.76	45,000	7.36	38,742
4.00	12,500	1.00	12,500
4.10	40,000	8.11	24,442
4.20	412,500	4.31	412,500
4.48	30,000	7.36	25,831
4.95	224,600	5.82	162,741
5.32	80,000	7.60	62,223
6.16	15,000	4.50	15,000
9.20	30,000	4.67	30,000

	2,626,829		1,378,229

Included in the number of stock options outstanding are 25,000 stock options granted at an exercise price of CA$2.00. The exercise prices shown in the above table have been converted to US $1.55 using the period ending closing exchange rate. Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options have been re-valued using a Black-Scholes pricing model using the following assumptions:

September 30, 2018

Dividend rate	0%
Volatility	72.1% to 76.4%
Risk-free rate	2.1% to 3.0%
Term - years	0.8 to 2.8

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2018

(expressed in US dollars unless otherwise noted)

The Company has recognized the following amounts as stock option expense (reversal) for the periods noted:

	Three months ended September 30,
	2018 $	2017 $

Research and development	28,450	(4,974)
General and administrative	104,452	69,844

	132,902	64,870

All of the stock option expense for the periods ended September 30, 2018 and 2017 has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at September 30, 2018 was $1,499 (2017 - $o) and the aggregate intrinsic value of stock options exercisable at September 30, 2018 was $0 (2017 - $0). As of September 30, 2018, there was $388,964 in unrecognized compensation expense that will be recognized over the next 2.8 years. No stock options granted under the Plan have been exercised to September 30, 2018. Upon the exercise of stock options new shares will be issued.

A summary of status of the Company’s unvested stock options under the Legacy Plan is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2018	1,381,599	1.44	0.76
Vested	(132,999)	1.85	1.01

Unvested at September 30, 2018	1,248,600	1.40	0.74

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2018

(expressed in US dollars unless otherwise noted)

Warrants

Certain of the Company’s warrants have been recognized as a derivative liability (note 4). The following table summarizes changes in the Company’s outstanding warrants as of September 30, 2018:

Description	Number

Balance – June 30, 2018	14,281,275
Issued for services (i)	120,000
Forfeited (ii)	(24,000)
Expired (iii)	(43,750)

Balance - September 30, 2018	14,333,525

i)	Warrants issued for services are exercisable at $0.90 until September 15, 2023. They vest pro rata monthly over twelve months commencing September 15, 2018.

ii)	Warrants issued for services exercisable at $1.17 were forfeited upon termination of the underlying agreement.

iii)	Warrants issued for services exercisable at $7.04 expired September 12, 2018.

The following table summarizes the Company’s outstanding warrants as of September 30, 2018:

Description	Number	Exercise price $	Expiry date

2018 Investor	7,750,000	1.25	September 22, 2022
2017 Investor	2,076,924	3.50	April 19, 2022
2015 Investor	979,003	3.00	July 31, 2020
2013 Investor – Amended	778,504	3.14	March 31, 2019
2013 Placement Agent	1,262,500	3.14	June 30, 2019
Issued for services	265,000	3.00	July 1, 2020 to February 1, 2021
Issued for services	60,000	1.78	January 25, 2023
Issued for services	336,000	1.17	February 27, 2023
Issued for services	120,000	0.90	September 15, 2023
Issued for services	41,400	5.93	February 27, 2020
2018 Agent	400,000	1.25	September 20, 2022
2017 Agent	138,462	4.06	April 12, 2022
2016 Agent	103,964	4.00	May 12, 2021
2015 Agent	21,768	3.00	July 15, 2020
	14,333,525	2.08

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2018

(expressed in US dollars unless otherwise noted)

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

Derivative liability

The Company accounts for certain warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies these warrants on its balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance. The Company has used a Black-Scholes Option Pricing Model (based on a closed-form model that uses a fixed equation) to estimate the fair value of the share warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates (specifically probabilities and volatility) used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

September 30, 2018

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

The Company has the following liabilities under the fair value hierarchy:

	September 30, 2018
Liability	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$1,337

	June 30, 2018
Liability	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$1,117

7	Supplementary statement of cash flows information

	Three months ended
	September 30,
	2018	2017
	$	$

Series B Preferred share common stock dividend (note 5)	36,085	41,666
Income taxes paid	-	-
Interest paid	-	-

8	Subsequent events

Subsequent to September 30, 2018, the Company issued 20,000 stock purchase warrants exercisable at $0.90 until October 11, 2021 and 1,578 shares of common stock were issued for services. Also, the Company granted a total of 300,000 stock options to Company directors and management at an exercise price of $0.6099. The stock options expire on November 8, 2028 with 200,000 of them vesting pro rata monthly over one year commencing one month from the date of grant and 100,000 vesting as to one-sixth six months from the date of grant with the remaining options vesting pro rata monthly over thirty months commencing seven months from the date of grant.

In addition, 40,000 shares of Series B Preferred stock were converted into 100,000 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) contains “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, which represent our projections, estimates, expectations, or beliefs concerning, among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by us or any other person that our events or plans will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as may be required under applicable securities laws, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report or to reflect the occurrence of unanticipated events.

You should review the factors and risks we describe under “Risk Factors” in our report on Form 10-K for the year ended June 30, 2018 and in our other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

References to “we”, “us”, and “our” refer to DelMar Pharmaceuticals, Inc. and our wholly-owned subsidiaries, Del Mar (BC), Callco and Exchangeco.

Recent Highlights

●	As of October 31, 2018, we have enrolled forty-four of the planned 48 patients in our Phase 2, open-label clinical study of VAL-083 in bevacizumab (Avastin®)-naïve, recurrent glioblastoma multiforme (“rGBM”) patients with MGMT-unmethylated status. This study is being conducted at the MD Anderson Cancer Center (“MDACC”) in Houston, Texas. The study is designed to determine the impact of VAL-083 treatment on overall survival compared to historical reference control.

●	As of October 31, 2018, we have enrolled ten of the planned up to 30 patients in our Phase 2, open-label clinical study of VAL-083 in newly-diagnosed, MGMT-unmethylated, GBM patients being conducted in Guangzhou, China. This study is a single-site study being conducted at Sun Yat-sen University Cancer Center (“SYSUCC”) on newly diagnosed MGMT-unmethylated GBM patients. Patients in this study are being treated with VAL-083 in combination with radiotherapy as a potential alternative to the current standard-of-care chemo-radiation regimen. This study was initiated in September 2017 and is being conducted under the terms of our collaboration with Guangxi Wuzhou Pharmaceutical Company.

●	At the annual meeting of the Society for Neuro-Oncology being held from November 15 to 18, 2018, we will provide clinical trial updates on both of our Phase 2 studies in MGMT-unmethylated glioblastoma multiforme (“GBM)” patients. In addition, preclinical data on VAL-083 in combination with Avastin, and VAL-083 as a potential treatment of pediatric diffuse intrinsic pontine glioma (“DIPG”) will be presented.

●	In September 2018, we announced that we had engaged Oppenheimer & Co. Inc. as our strategic advisor to help manage the exploration and evaluation of a wide range of strategic opportunities.

VAL-083 Clinical Studies

We are currently developing VAL-083, a novel DNA-targeting agent for the treatment of GBM and potentially other solid tumors, including ovarian cancer. Our research has highlighted the opportunities afforded by VAL-083’s unique mechanism of action and its potential to address unmet medical needs by focusing our development efforts on patients whose tumors exhibit biological features that make them resistant to, or unlikely to respond to, currently available therapies.  For example, our research demonstrating VAL-083’s activity in GBM is independent of the MGMT methylation status allows us to focus patient selection based on this important biomarker.

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

Our current priority is to leverage this research and VAL-083’s unique mechanism of action to efficiently advance our drug candidate for the most promising indications, including:

●	MGMT-unmethylated GBM, currently comprising two ongoing separate Phase 2 clinical studies for:

○	rGBM patients (ongoing study at MDACC); and

○	Newly diagnosed GBM patients (ongoing study at Sun Yat-sen University); and

●	Potential future indications include ovarian cancer, non-small cell lung cancer, and other solid tumor indications.

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

As of October 31, 2018, forty-four patients had been enrolled in this Phase 2 study. The original starting dose of 40mg/m2 of VAL-083 on days 1, 2 and 3, of a 21-day cycle, which was based on the results from our previous Phase 1/2 safety study of VAL-083 in patients with recurrent glioma (clinicaltrials.gov identifier: NCT01478178), has continued to demonstrate myelosuppression as the principal side effect of VAL-083, as per prior clinical experience. The safety profile has been well within the existing safety monitoring guidelines described in the present study protocol. However, in consultation with the principal investigator at MDACC, we have amended the protocol for this clinical study to modify the starting dose of VAL-083 to 30mg/m2 on days 1, 2 and 3, of a 21-day cycle for this specific population previously treated with temozolomide. This modification may improve tolerance in this patient population and maximize overall exposure to VAL-083 thereby increasing the number of cycles of drug patients are able to receive. We are also modifying the patient screening platelet count, from 100,000/µL to 125,000/µL, for the same reasons.

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

Dose confirming cohorts studying 20, 30, and 40 mg/m2/day x three every 21 days have been completed. Based on the dose confirmation phase of the study, we have selected 30 mg/m2 for combination with irradiation for the treatment of newly-diagnosed MGMT-unmethylated GBM patients. As of October 31, 2018, ten patients have been enrolled in this study.

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

The FDA has allowed this study to begin enrolling patients, but based on ongoing evaluation and input from our recently-formed clinical advisory board, we are reassessing the ovarian cancer program. We are in the process of evaluating the best path forward in ovarian cancer and are looking at various strategic options including combination with PARP inhibitors.

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

Corporate History

We are a Nevada corporation formed on June 24, 2009 under the name Berry Only, Inc. (“Berry’). Prior to a reverse acquisition undertaken on January 25, 2013 Berry did not have any significant assets or operations. We are the parent company of Del Mar Pharmaceuticals (BC) Ltd. (“Del Mar (BC)”), a British Columbia, Canada corporation incorporated on April 6, 2010, that is focused on the development of drugs for the treatment of cancer. We are also the parent company to 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”). Callco and Exchangeco were formed to facilitate the reverse acquisition.

Outstanding Securities

As of November 13, 2018, we had 22,562,150 shares of common stock issued and outstanding, 562,761 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 14,353,525 shares of common stock, 841,113 outstanding shares of Series B Preferred Stock that are convertible into 2,102,792 shares of common stock, outstanding stock options to purchase 2,926,829 shares of common stock, and 1,200,000 PSUs. All Exchangeable Shares, warrants, stock options, and PSUs are convertible, or exercisable into, one share of common stock. Each Series B convertible preferred share is convertible into 2.5 shares of common stock.

Related Parties

We acquired our initial patents and technology rights from Valent, an entity owned by Dr. Dennis Brown, our Chief Scientific Officer. As a result, Valent is a related party to the Company.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at June 30, 2018 and September 30, 2018 is the US$. The following tables represent selected financial information for us for the periods presented.

Selected Balance Sheet Data

	September 30, 2018 $	June 30, 2018 $

Cash and cash equivalents	3,884,983	5,971,995
Working capital	3,650,131	5,407,929
Total assets	4,749,873	7,074,855
Total stockholders’ equity	3,670,546	5,435,223

Selected Statement of operations data

For the three months ended:

	September 30,	September 30,
	2018	2017
	$	$

Research and development	1,019,120	1,934,643
General and administrative	986,470	744,621
Change in fair value of derivative liability	220	(56,568)
Foreign exchange loss	5,838	43,866
Interest income	(19,844)	(156)
Net and comprehensive loss for the period	1,991,804	2,666,406
Series B Preferred stock dividend	36,085	41,666
Net and comprehensive loss available to common stockholders	2,027,889	2,708,072
Basic weighted average number of shares outstanding	22,969,090	15,292,781
Basic and fully diluted loss per share	0.09	0.18

Expenses net of non-cash, share-based compensation expense

The following table discloses research and development, and general and administrative expenses net of non-cash, share-based compensation payment expense.

For the three months ended:

	September 30, 2018 $	September 30, 2017 $

Research and development	1,019,120	1,934,643
Less: non-cash, share-based compensation (expense) income	(32,590)	4,974
Research and development net of non-cash, share-based, compensation expense	986,530	1,939,617

General and administrative	986,470	744,621
Less: non-cash, share-based compensation (expense) income	(196,626)	(68,363)
General and administrative net of non-cash, share-based, compensation expense	789,844	676,258

Results of Operations

Comparison of the three months ended September 30, 2018 and September 30, 2017

	Three Months Ended
	September 30, 2018 $	September 30, 2017 $	Change $	Change %

Research and development	1,019,120	1,934,643	(915,523)	(47)
General and administrative	986,470	744,621	241,849	32
Change in fair value of derivative liability	220	(56,568)	56,788	(100)
Foreign exchange loss	5,838	43,866	(38,028)	(87)
Interest income	(19,844)	(156)	(19,688)	12,621
Net loss and comprehensive loss	1,991,804	2,666,406	(674,602)

Research and Development

Research and development expenses decreased to $1,019,120 for the three months ended September 30, 2018 from $1,934,643 for the three months ended September 30, 2017. The decrease was largely attributable to a decrease in clinical development costs with smaller impacts from a decrease in intellectual property and travel expenses. Partially offsetting these decreases was an increase in non-cash, share-based compensation expense during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. For the three months ended September 30, 2018 non-cash, share-based compensation expense of $32,590 related to stock option expense and shares issued for services, while for the three months ended September 30, 2017, non-cash expense was a reversal of expense of $4,974 related to stock option expense only. The change was due primarily to the vesting in the current quarter of stock options granted in the quarter ended June 30, 2018.

Excluding the impact of non-cash, share-based compensation expense, research and development expenses decreased to $986,530 during the current quarter from $1,939,617 for the prior quarter. The decrease in clinical costs for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to the reevaluation and discontinuation of the Company’s STAR-3, Phase 3 study which was announced in February 2018. Partially offsetting the impact of the reevaluation and discontinuation of the STAR-3 trial were higher combined costs relating to ongoing enrollment and related costs in our Phase 2 rGBM trial in unmethylated patients being conducted at the MDACC and our Phase 2 trial in unmethylated, newly diagnosed GBM patients at SYSUCC in China. Clinical development costs can vary significantly due to the timing of patient enrollment, how a patient reacts to treatment, and the number of treatment cycles a patient receives.

Intellectual property costs decreased in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 as we have refined our patent portfolio by focusing on our most important patent claims in the most important jurisdictions. Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs. Travel costs have decreased in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 as the Company has focused on reducing all but essential travel.

General and Administrative

General and administrative expenses were $986,470 for the three months ended September 30, 2018 compared to $744,621 for the three months ended September 30, 2017. A significant portion of the increase was due to an increase in non-cash, share-based compensation expense in the current quarter compared to the prior quarter. In relation to general and administrative expenses during the three months ended September 30, 2018, we incurred non-cash, share-based compensation expense of $196,626 relating to performance share units, warrants issued for services, and stock option expense while during the three months ended September 30, 2017, we incurred non-cash, share-based compensation expense of $68,363 relating to warrants issued for services and stock option expense.

Excluding the impact of non-cash, share-based compensation expense, general and administrative expenses increased in the three months ended September 30, 2018 to $789,844 from $676,258 for the three months ended September 30, 2017. The increase was primarily due to increased professional fees and personnel costs partially offset by lower travel expenses. Professional fees increased during the three months ended September 30, 2018 primarily due to increased costs related to investor relations and accounting support. Investor relations has increased due to our efforts to expand our outreach to investors while accounting support has increased due to the complexity of the valuation, and accounting for, our equity instruments. Personnel costs have increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the appointment of our President and Chief Executive Officer in May 2018. Travel costs have decreased in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 as the Company has focused on reducing all but essential travel.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by us, we have determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed statement of loss and comprehensive loss. The balances recognized during the three months ended September 30, 2018 and 2017 were primarily due to changes in our common stock price between the date the warrants were last valued on June 30, 2018 and 2017 respectively which are the valuation dates used for the quarters ended September 30.

We recognized a loss of $220 from the change in fair value of the derivative liability for the three months ended September 30, 2018 and a gain of $56,568 for the three months ended September 30, 2017.

Foreign Exchange

Our functional currency at June 30, 2018 and September 30, 2018 is the US$ but we incur a portion of our expenses in CA$. The foreign exchange gains and losses are reported in other loss (income) in the consolidated condensed interim statement of loss and comprehensive loss. We have recognized foreign exchange losses of $5,838 and $43,866 for the quarters ended September 30, 2018 and 2017, respectively. The losses were due to changes in the exchange rate between the CA$ and the US$ and to varying levels of CA$ cash and accounts payable.

Preferred Share Dividends

For each of the three months ended September 30, 2018 and 2017 we recorded $2,089 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

We issued 49,602 (2017 – 49,602) shares of common stock on September 30, 2018 as a dividend on the Series B Preferred stock and recognized $36,085 (2017 - $41,666) as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

	September 30, 2018 $	September 30, 2017 $	Change $	Change %

Cash flows from operating activities	(2,084,923)	(2,372,776)	287,853	(12)
Cash flows from financing activities	(2,089)	8,943,247	(8,945,336)	(100)

Operating Activities

Net cash used in operating activities decreased to $2,084,923 for the three months ended September 30, 2018 from $2,372,776 for the three months ended September 30, 2017. During the three months ended September 30, 2018 and 2017 we reported net losses of $1,991,804 and $2,666,406, respectively. During the three months ended September 30, 2018 we recorded a loss from the revaluation of the derivative liability of $220 compared to a gain of $56,568 for the three months ended September 30, 2017. Excluding the impact of changes in the fair value of the derivative liability, non-cash items relating to amortization of intangible assets, shares and warrants issued for services, stock option expense, and performance share unit expense totaled $235,875 for the three months ended September 30, 2018. Non-cash items relating to amortization, warrants issued for services, and stock option expense totaled $68,994 for the three months ended September 30, 2017. The most significant changes in non-cash working capital for the three months ended September 30, 2018 was a decrease in cash from a reduction in accounts payable and accrued liabilities of $568,199 and an increase in cash from a decrease in prepaid expenses and deposits of $203,462. The most significant change in non-cash working capital for the three months ended September 30, 2017 was cash used in an increase of accounts payable and accrued liabilities of $255,870.

Financing Activities

We recorded $2,089 related to the dividend payable to Valent during each of the three months ended September 30, 2018 and 2017 respectively. In addition, during the three months ended September 30, 2017, we received $8,945,336 in net proceeds from the completion of a registered direct offering by us of common stock and common stock purchase warrants.

Going Concern and Capital Expenditure Requirements

Going Concern

(See note 1 to the consolidated condensed interim financial statements)

The consolidated condensed interim financial statements have been prepared on a going concern basis which assumes that we will continue our operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the three months ended September 30, 2018, we reported a loss of $1,991,804 and negative cash flow from operations of $2,084,923. As of September 30, 2018, we had an accumulated deficit of $54,471,315 and cash and cash equivalents on hand of $3,884,983. We are in the development stage and have not generated any revenues to date. We do not have the prospect of achieving revenues until such time that its product candidate is commercialized, or partnered, which may not ever occur. In the near future, we will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern.

Consequently, management is pursuing various financing alternatives to fund our operations so we can continue as a going concern. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements. We may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

The financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Such adjustments could be material.

Our future funding requirements will depend on many factors, including but not limited to:

●	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

●	the costs associated with establishing manufacturing and commercialization capabilities;

●	the costs of acquiring or investing in businesses, product candidates and technologies;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

●	the effect of competing technological and market developments;

●	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter; and.

●	the impact of the us being a public entity.

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

A detailed presentation of all of our significant accounting policies and the estimates derived there from is included in Note 2 to our consolidated financial statements for the year ended June 30, 2018 contained in our Form 10-K filed with the SEC on September 24, 2018. While all of the significant accounting policies are important to our consolidated condensed financial statements, the following accounting policies and the estimates derived therefrom are critical:

●	Warrants and shares issued for services

●	Stock options

●	Performance stock units

●	Derivative liability

●	Clinical trial accruals

Warrants and shares issued for services

We have issued equity instruments for services provided by employees and nonemployees. The equity instruments are valued at the fair value of the instrument granted.

Stock options

We account for these awards under Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. Compensation expense for unvested options to non-employees is revalued at each period end and is being amortized over the vesting period of the options. The determination of grant-date fair value for stock option awards is estimated using the Black-Scholes model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Performance stock units

We also account for performance stock units (PSU’s) under ASC 718. ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. As vesting of the PSU’s is based on a number of factors, the determination of the grant-date fair value for PSU’s has been estimated using a Monte Carlo simulation approach which includes variables such as the expected volatility of our share price and interest rates to generate potential future outcomes. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for the PSUs. Such value is recognized as expense over the derived service period using the accelerated attribution method. The estimation of PSUs that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Derivative liability

We account for certain warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify these warrants on our balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance. We have used a binomial model as well as a Black-Scholes Option Pricing Model (based on a closed-form model that uses a fixed equation) to estimate the fair value of the share warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates (specifically probabilities and volatility) used may cause the value to be higher or lower than that reported. The estimated volatility of our common stock at the date of issuance, and at each subsequent reporting period, is based on our historical volatility. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

Clinical trial accruals

Clinical trial expenses are a component of research and development costs and include fees paid to contract research organizations, investigators and other service providers who conduct specific research for development activities on our behalf. The amount of clinical trial expenses recognized in a period related to service agreements is based on estimates of the work performed on an accrual basis. These estimates are based on patient enrollment, services provided and goods delivered, contractual terms and experience with similar contracts. We monitor these factors by maintaining regular communication with the service providers. Differences between actual expenses and estimated expenses recorded are adjusted for in the period in which they become known. Prepaid expenses or accrued liabilities are adjusted if payments to service providers differ from estimates of the amount of service completed in a given period.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (as required by Rule 13a-15 under the Exchange Act) of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, due to the material weakness in internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, filed with the SEC on September 24, 2018.

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2018, we issued 49,602 shares of common stock as dividends on our outstanding shares of Series B Preferred Stock and 7,063 shares of common stock in relation to services received by us. In addition, we issued warrants to purchase an aggregate of 120,000 shares of our common stock at an exercise price of $0.90 for service to be rendered by consultants to us.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 8, 2018, the Company granted a total of 300,000 stock options to Company directors and management at an exercise price of $0.6099. All of the stock options expire on November 8, 2028 with 200,000 of them vesting pro rata monthly over one year commencing one month from the date of grant and 100,000 vesting as to one-sixth six months from the date of grant with the remaining portion of the 100,000 options vesting pro rata monthly over thirty months commencing seven months from the date of grant.

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

** Furnished herewith.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DelMar Pharmaceuticals, Inc.

Date: November 13, 2018	By:	/s/ Saiid Zarrabian
Saiid Zarrabian
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)

