Form 10-Q
period 2018-12-31
DelMar Pharmaceuticals, Inc.
filed 2019-02-11
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Yes ☐ No ☒

As of February 11, 2019, 25,585,533 shares of common stock, $0.001 par value per share, were outstanding.

i

PART 1. - FINANCIAL INFORMATION

Item 1.	Financial Statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Financial Statements (Unaudited)

For the six months ended December 31, 2018

(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Balance Sheets

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	December 31, 2018 $	June 30, 2018 $

Assets

Current assets
Cash and cash equivalents		3,702,902	5,971,995
Prepaid expenses and deposits		306,654	1,034,930
Interest, taxes and other receivables		10,331	39,519
		4,019,887	7,046,444
Intangible assets - net		17,665	28,411
		4,037,552	7,074,855

Liabilities
Current liabilities
Accounts payable and accrued liabilities		1,115,887	1,478,086
Related party payables		152,325	160,429
		1,268,212	1,638,515

Derivative liability	4	76	1,117
		1,268,288	1,639,632
Stockholders’ equity
Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at December 31, 2018 (June 30, 2018 – 278,530)	3,5	278,530	278,530
841,113 Series B shares at December 31, 2018 (June 30, 2018 – 881,113)	5	5,867,829	6,146,880
1 special voting share at December 31, 2018 (June 30, 2018 – 1)		-	-

Common stock
Authorized
70,000,000 shares (June 30, 2018 – 70,000,000), $0.001 par value
26,143,419 issued at December 31, 2018 (June 30, 2018 – 22,966,668)	5	26,143	22,967

Additional paid-in capital	5	46,828,288	43,177,523
Warrants	5	6,046,587	8,229,482
Accumulated deficit		(56,299,291)	(52,441,337)
Accumulated other comprehensive income		21,178	21,178
		2,769,264	5,435,223
		4,037,552	7,074,855

Going concern, nature of operations, and corporate history (note 1)

Subsequent events (note 8)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statements of Loss and Comprehensive Loss

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	Three months ended December 31, 2018 $	Three months ended December 31, 2017 $	Six months ended December 31, 2018 $	Six months ended December 31, 2017 $

Expenses
Research and development	5	947,249	2,141,945	1,966,369	4,076,588
General and administrative	5	874,884	1,011,879	1,861,354	1,756,500

		1,822,133	3,153,824	3,827,723	5,833,088

Other loss (income)
Change in fair value of derivative liability	4	(1,261)	889	(1,041)	(55,679)
Foreign exchange loss		5,097	7,120	10,935	50,986
Interest income		(16,272)	(235)	(36,116)	(391)

		(12,436)	7,774	(26,222)	(5,084)

Net and comprehensive loss for the period		1,809,697	3,161,598	3,801,501	5,828,004

Computation of basic loss per share
Net and comprehensive loss for the period		1,809,697	3,161,598	3,801,501	5,828,004
Series B Preferred stock dividend		16,190	54,066	52,275	95,732
Net and comprehensive loss available to common stockholders		1,825,887	3,215,664	3,853,776	5,923,736
Basic and fully diluted loss per share		0.08	0.14	0.16	0.31
Basic weighted average number of shares		24,242,223	22,559,234	23,605,657	18,882,259

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statements of Cash Flows

(Unaudited)

(expressed in US dollars unless otherwise noted)

		Six months ended December 31,
		2018	2017
	Note	$	$
Cash flows from operating activities
Loss for the period		(3,801,501)	(5,828,004)
Items not affecting cash
Amortization of intangible assets		10,746	11,210
Change in fair value of derivative liability	4	(1,041)	(55,679)
Shares issued for services	5	6,756	-
Warrants issued for services	5	27,802	(1,481)
Stock option expense	5	255,653	293,377
Performance stock unit expense	5	123,028	-

Changes in non-cash working capital
Interest, taxes and other receivables		29,188	51,928
Prepaid expenses and deposits		728,276	67,321
Accounts payable and accrued liabilities		(420,679)	646,825
Related party payables		(8,104)	308,899
		(3,049,876)	(4,505,604)

Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	5	-	8,945,336
Net proceeds from the exercise and exchange of warrants	5,7	784,961	-
Series A preferred stock dividend	5	(4,178)	(4,178)
		780,783	8,941,158

(Decrease) increase in cash and cash equivalents		(2,269,093)	4,435,554

Cash and cash equivalents - beginning of period		5,971,995	6,586,014

Cash and cash equivalents - end of period		3,702,902	11,021,568

Supplementary information (note 7)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2018

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

For the six months ended December 31, 2018, the Company reported a loss of $3,801,501, and a negative cash flow from operations of $3,049,876. The Company had an accumulated deficit of $56,299,291 as of December 31, 2018. As of December 31, 2018, the Company had cash and cash equivalents on hand of $3,702,902. The Company is in the development stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidate is commercialized, or partnered, which may not ever occur. In the near future, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern.

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

The address of the Company’s administrative offices is Suite 720 - 999 West Broadway, Vancouver, British Columbia, Canada, V5Z 1K5 with clinical operations located at 3485 Edison Way, Suite R, Menlo Park, California, 94025.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2018

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

The accompanying consolidated condensed interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Del Mar (BC), Callco, and Exchangeco. All intercompany balances and transactions have been eliminated in consolidation.

The principal accounting policies applied in the preparation of these consolidated condensed interim financial statements are set out below and have been consistently applied to all periods presented.

Unaudited interim financial data

The accompanying unaudited consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited consolidated condensed interim financial statements should be read in conjunction with the audited financial statements of the Company as at June 30, 2018 included in our Form 10-K. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2019 or for any other future annual or interim period.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2018

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

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the three and six-month periods ended December 31, 2018 and 2017 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, performance stock units, and convertible preferred shares is anti-dilutive. As of December 31, 2018, potential common shares of 9,403,525 (2017 – 15,028,906) related to outstanding warrants, 2,926,829 (2017 – 1,420,850) relating to stock options, 1,200,000 (2017 – 0) relating to performance stock units, and 2,102,792 (2017 – 2,202,792) relating to outstanding Series B convertible preferred shares were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

December 31, 2018

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

December 31, 2018

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

For the three months ended December 31, 2018 and 2017 respectively, the Company recorded $2,089 related to the dividend payable to Valent. For the six months ended December 31, 2018 and 2017 respectively, the Company recorded $4,178 related to the dividend payable to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

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

December 31, 2018

(expressed in US dollars unless otherwise noted)

The Company’s derivative liability is summarized as follows:

	Three months ended
	December 31,
	2018	2017
	$	$

Opening balance	1,337	4,660
Change in fair value of warrants	(1,261)	889

Closing balance	76	5,549
Less current portion	-	(95)

Long term portion	76	5,454

	Six months ended
	December 31,
	2018	2017
	$	$

Opening balance	1,117	61,228
Change in fair value of warrants	(1,041)	(55,679)

Closing balance	76	5,549
Less current portion	-	(95)

Long term portion	76	5,454

The derivative liability consists of the following warrants:

	December 31, 2018
	Number of warrants	$

2015 Agent Warrants	21,768	76

Closing balance	21,768	76
Less current portion	-	-

Long-term portion	21,768	76

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2018

(expressed in US dollars unless otherwise noted)

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

Pursuant to the Series B Preferred Stock dividend, during the three months ended December 31, 2018, the Company issued 47,352 (2017 – 49,602) shares of common stock and recognized $16,190 (2017 – $54,066). During the six months ended December 31, 2018, the Company issued 96,954 (2017 – 99,204) shares of common stock and recognized $52,275 (2017 – $95,732). These dividends have been recognized as a direct increase in accumulated deficit.

During the three and six months ended December 31, 2018, 40,000 Series B Preferred shares were converted to 100,000 shares of common stock. There were no conversions during the three and six months ended December 31, 2017. A total of 841,113 (2017 – 881,113) shares of Series B Preferred Stock are outstanding as of December 31, 2018, such that a total of 2,102,792 (2017 – 2,202,792) shares of common stock are issuable upon conversion of the Series B Preferred Stock as at December 31, 2018. Converted shares are rounded up to the nearest whole share.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2018

(expressed in US dollars unless otherwise noted)

Common stock

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants	Accumulated deficit
		$	$	$	$

Balance – June 30, 2018	22,966,668	22,967	43,177,523	8,229,482	(52,441,337)

Exercise and exchange of warrants	2,966,666	2,967	2,934,211	(2,210,697)	-
Warrants issued for services	-	-	-	27,802	-
Conversion of Series B preferred stock to common stock	100,000	100	278,951	-	-
Series B Preferred stock dividend	96,954	96	52,179	-	(52,275)
Shares issued for services	13,131	13	6,743	-	-
Stock option expense	-	-	255,653	-	-
Performance stock unit expense	-	-	123,028	-	-
Series A Preferred cash dividend	-	-	-	-	(4,178)
Loss for the period	-	-	-	-	(3,801,501)

Balance – December 31, 2018	26,143,419	26,143	46,828,288	6,046,587	(56,299,291)

The issued and outstanding common shares at December 31, 2018 include 562,761 (June 30, 2018 – 912,761) shares of common stock on an as-exchanged basis with respect to the shares of Exchangeco that can be exchanged for shares of common stock of the Company.

Six months ended December 31, 2017

On September 22, 2017, the Company completed a registered direct offering (the “2018 Registered Offering”) of an aggregate of 8,000,000 shares of common stock and warrants to purchase an additional 8,000,000 shares of common stock at a price of $1.25 per share and related warrant for gross proceeds of $10.0 million. The warrants have an exercise price of $1.25 per share, are immediately exercisable and have a term of exercise of five years (the “2018 Investor Warrants”).

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

December 31, 2018

(expressed in US dollars unless otherwise noted)

2017 Omnibus Incentive Plan

As approved by the Company’s stockholders at the annual meeting of stockholders held on April 11, 2018, on July 7, 2017, as amended on February 1, 2018, the Company’s board of directors approved adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, 7,800,000 shares of Company common stock are reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”) or that are subject to grants of stock options made, or that may be made, under the Legacy Plan. A total of 1,699,850 shares of common stock have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 1,226,979 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan. In addition, 1,200,000 PSU’s have been issued under the 2017 Plan leaving a potential 3,673,171 shares of common stock available for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised and no new grants are made under the Legacy Plan. The maximum number of shares of Company common stock with respect to which any one participant may be granted awards during any calendar year is 8% of the Company’s fully diluted shares of common stock on the date of grant (excluding the number of shares of common stock issued under the 2017 Plan and/or the Legacy Plan or subject to outstanding awards granted under the 2017 Plan and/or the Legacy Plan). No award will be granted under the 2017 Plan on or after July 7, 2027, but awards granted prior to that date may extend beyond that date.

Performance stock units

The Company’s board of directors has granted PSUs under the 2017 Plan to the Company’s directors. The awards represent the right to receive shares of the Company’s common stock upon vesting of the PSU based on targets approved by the Company’s board of directors related to the Company’s fully diluted market capitalization. The PSUs vest at various fully diluted market capitalization levels with full vesting occurring upon the later of one year from the grant date and the Company achieving a fully diluted market capitalization of at least $500 million for five consecutive business days. The PSUs expire on July 7, 2022. There are 1,200,000 PSUs outstanding as of December 31, 2018 and June 30, 2018.

The Company has recognized $61,514 (2017 - $0) and $123,028 (2017 - $0) in expense related to the PSUs during the three and six months ended December 31, 2018, respectively, with all of it being recognized as general and administrative expense. As at December 31, 2018 there was $403,113 (2017 - $0) in unrecognized compensation expense that will be recognized over the next 2.71 years.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2018

(expressed in US dollars unless otherwise noted)

The PSUs have been valued using the following assumptions:

Dividend rate	0%
Volatility	79.0 to 82.5%
Risk-free rate	2.56% to 2.71%
Term – years	1.67 to 3.24

Stock Options

The following table sets forth the stock options outstanding under all plans as of December 31, 2018:

	Number of stock options outstanding	Weighted average exercise price

Balance – June 30, 2018	2,626,829	2.43
Granted	300,000	0.61

Balance – December 31, 2018	2,926,829	2.24

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2018

(expressed in US dollars unless otherwise noted)

The following table summarizes stock options currently outstanding and exercisable at December 31, 2018 under all plans:

Exercise price $	Number Outstanding	Weighted average remaining contractual life (years)	Number exercisable

0.61	300,000	9.85	16,665
0.70	54,514	9.48	-
0.87	120,000	9.84	120,000
0.98	836,465	9.39	162,646
1.06	36,000	9.28	-
1.17	300,000	4.16	275,000
1.47	25,000	3.42	25,000
2.00	131,250	2.77	131,250
2.11	159,000	7.76	75,000
2.96	45,000	6.09	45,000
3.20	30,000	0.42	30,000
3.76	45,000	7.11	42,492
4.00	12,500	0.75	12,500
4.10	40,000	7.86	27,775
4.20	412,500	4.06	412,500
4.48	30,000	7.11	28,331
4.95	224,600	5.56	173,657
5.32	80,000	7.35	68,890
6.16	15,000	4.25	15,000
9.20	30,000	4.42	30,000

	2,926,829		1,691,706

Included in the number of stock options outstanding are 25,000 stock options granted at an exercise price of CA $2.00. The exercise prices shown in the above table have been converted to US $1.47 using the period ending closing exchange rate. Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options granted, and those being re-valued, have been valued using a Black-Scholes pricing model using the following assumptions:

December 31, 2018

Dividend rate	0%
Volatility	71.8% to 75.9%
Risk-free rate	2.7% to 3.2%
Term - years	0.1 to 2.0

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2018

(expressed in US dollars unless otherwise noted)

The Company has recognized the following amounts as stock option expense for the periods noted:

	Three months ended December 31,		Six months ended December 31,
	2018 $	2017 $	2018 $	2017 $

Research and development	23,127	126,375	51,577	121,401
General and administrative	99,624	102,132	204,076	171,976

	122,751	228,507	255,653	293,377

All of the stock option expense for the periods ended December 31, 2018 and 2017 has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at December 31, 2018 was $0 (2017 - $26,400) and the aggregate intrinsic value of stock options exercisable at December 31, 2018 was $0 (2017 - $2,200). As of December 31, 2018, there was $332,988 in unrecognized compensation expense that will be recognized over the next 2.86 years. No stock options granted under any plan have been exercised to December 31, 2018. Upon the exercise of stock options new shares will be issued.

A summary of the Company’s unvested stock options under all plans is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2018	1,381,599	1.44	0.76
Granted	300,000	0.61	0.26
Vested	(446,476)	1.51	0.81

Unvested at December 31, 2018	1,235,123	1.21	0.62

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2018

(expressed in US dollars unless otherwise noted)

Warrants

Certain of the Company’s warrants have been recognized as a derivative liability (note 4). The following table summarizes changes in the Company’s outstanding warrants as of December 31, 2018:

Description	Number

Balance – June 30, 2018	14,281,275

Exercised for cash (i)	(1,975,000)
Cashless exchange (i)	(2,975,000)
Issued for services (ii)	140,000
Forfeited (iii)	(24,000)
Expired (iv)	(43,750)

Balance - December 31, 2018	9,403,525

i)	On November 25, 2018, the Company entered into Warrant Exercise and Exchange Agreements (the “Warrant Exercise Agreements”) with certain holders (the “Exercising Holders”) of the 2018 Investor Warrants. Pursuant to the Warrant Exercise Agreements, in order to induce the Exercising Holders to exercise the 2018 Investor Warrants for cash, the Company agreed to reduce the exercise price from $1.25 to $0.40 per share. Pursuant to the Warrant Exercise Agreements, the Exercising Holders exercised their 2018 Investor Warrants with respect to an aggregate of 1,975,000 shares of common stock underlying such 2018 Investor Warrants (the “Exercised Shares”). The Company received net proceeds of $726,481, comprising aggregate gross proceeds of $790,000 net of expenses of $63,519, from the exercise of the 2018 Investor Warrants.

In addition, in order to further induce the Exercising Holders to exercise the 2018 Investor Warrants, the Warrant Exercise Agreements also provided for the issuance of one share of common stock to the Exercising Holders in exchange for every three shares of common stock underlying the 2018 Investor Warrants held by the Exercising Holders that are not being exercised for cash pursuant to the Warrant Exercise Agreements, if any. On November 26, 2018, the Company issued an aggregate of 991,666 shares of common stock in exchange for 2,975,000 2018 Investor Warrants, resulting in a 1,983,334 reduction in the Company’s total shares of common stock outstanding on a fully-diluted basis.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2018

(expressed in US dollars unless otherwise noted)

ii)	All of the warrants issued for services are exercisable at $0.90 with 120,000 expiring on September 15, 2023 and 20,000 expiring on October 11, 2021. Of the total, 120,000 vest pro rata monthly over twelve months commencing September 15, 2018 and 20,000 are fully vested as of November 11, 2018.

iii)	Warrants issued for services exercisable at $1.17 were forfeited upon termination of the underlying agreement.

iv)	Warrants issued for services exercisable at $7.04 expired September 12, 2018.

The following table summarizes the Company’s outstanding warrants as of December 31, 2018:

Description	Number	Exercise price $	Expiry date

2018 Investor	2,800,000	1.25	September 22, 2022
2017 Investor	2,076,924	3.50	April 19, 2022
2015 Investor	979,003	3.00	July 31, 2020
2013 Investor – Amended	778,504	3.14	March 31, 2019
2013 Placement Agent	1,262,500	3.14	June 30, 2019
Issued for services	265,000	3.00	July 1, 2020 to February 1, 2021
Issued for services	60,000	1.78	January 25, 2023
Issued for services	336,000	1.17	February 27, 2023
Issued for services	120,000	0.90	September 15, 2023
Issued for services	41,400	5.93	February 27, 2020
Issued for services	20,000	0.90	October 11, 2021
2018 Agent	400,000	1.25	September 20, 2022
2017 Agent	138,462	4.06	April 12, 2022
2016 Agent	103,964	4.00	May 12, 2021
2015 Agent	21,768	3.00	July 15, 2020
	9,403,525	2.48

6	Financial instruments

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

December 31, 2018

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

December 31, 2018

(expressed in US dollars unless otherwise noted)

The Company has the following liabilities under the fair value hierarchy:

	December 31, 2018
Liability	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$76

	June 30, 2018
Liability	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$1,117

7	Supplementary statement of cash flows information

	Six months ended
	December 31,
	2018	2017
	$	$

Series B Preferred share common stock dividend (note 5)	52,275	95,732
Series B Preferred shares converted to common stock (note 5)	279,051	-
Share issuance costs accrued through accounts payable and accrued liabilities	58,480	-
Income taxes paid	-	-
Interest paid	-	-

8	Subsequent events

Subsequent to December 31 2018, the Company issued 4,874 shares of common stock for services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

References to “we”, “us”, and “our” refer to DelMar Pharmaceuticals, Inc. and our wholly-owned subsidiaries, Del Mar (BC), Callco and Exchangeco.

Recent Highlights

●	On February 4, 2019, the Company received a written notice that The Nasdaq Capital Market LLC (“Nasdaq”) had granted the Company an extension until June 25, 2019 to regain compliance with the Minimum Bid Price requirement. During the extension, the Company must remain in compliance with all other listing requirements of Nasdaq.

●	As of January 31, 2019, we have enrolled 46 of the planned 48 patients in our Phase 2, open-label clinical study of VAL-083 in bevacizumab (Avastin®)-naïve, recurrent glioblastoma multiforme (“rGBM”) patients with MGMT-unmethylated status. This study is being conducted at the MD Anderson Cancer Center (“MDACC”) in Houston, Texas. The study is designed to determine the impact of VAL-083 treatment on overall survival compared to historical reference control.

●	As of January 31, 2019, we have enrolled 14 of the planned up to 30 patients in our Phase 2, open-label clinical study of VAL-083 in newly-diagnosed, MGMT-unmethylated, GBM patients being conducted in Guangzhou, China. This study is a single-site study being conducted at Sun Yat-sen University Cancer Center (“SYSUCC”) on newly diagnosed MGMT-unmethylated GBM patients. Patients in this study are being treated with VAL-083 in combination with radiotherapy as a potential alternative to the current standard-of-care chemo-radiation regimen. This study was initiated in September 2017 and is being conducted under the terms of our collaboration with Guangxi Wuzhou Pharmaceutical Company.

●	At the annual meeting of the Society for Neuro-Oncology (“SNO”) held November 15 to 18, 2018, we presented clinical trial updates on both of our Phase 2 studies in MGMT-unmethylated glioblastoma multiforme (“GBM)” patients as well as preclinical presentations on VAL-083 in combination with Avastin and continued evaluation of VAL-083 in GBM tumor cells.

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

Our current priority is to leverage this research and VAL-083’s unique mechanism of action to efficiently advance our drug candidate for the most promising indications, including:

●	MGMT-unmethylated GBM, currently comprising two ongoing separate Phase 2 clinical studies for:

○	rGBM patients (ongoing study at MDACC); and

○	Newly diagnosed GBM patients (ongoing study at Sun Yat-sen University); and

●	Based on published data from our Phase 2 studies being conducted at MDACC and in China, we have identified a potential future opportunity in pre-temozolomide maintenance GBM patients, and

●	Potential future indications include ovarian cancer, non-small cell lung cancer, and other solid tumor indications.

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

As of January 31, 2019, 46 patients had been enrolled in this Phase 2 study. The original starting dose of 40mg/m2 of VAL-083 on days 1, 2 and 3, of a 21-day cycle, which was based on the results from our previous Phase 1/2 safety study of VAL-083 in patients with recurrent glioma (clinicaltrials.gov identifier: NCT01478178), has continued to demonstrate myelosuppression as the principal side effect of VAL-083, as per prior clinical experience. The safety profile has been well within the existing safety monitoring guidelines described in the present study protocol. However, in consultation with the principal investigator at MDACC, we have amended the protocol for this clinical study to modify the starting dose of VAL-083 to 30mg/m2 on days 1, 2 and 3, of a 21-day cycle for this specific population previously treated with temozolomide. This modification may improve tolerance in this patient population and maximize overall exposure to VAL-083 thereby increasing the number of cycles of drug patients are able to receive. We have modified the patient screening platelet count, from 100,000/µL to 125,000/µL, for the same reasons.

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

Based on current enrollment rates, we are forecasting full enrollment in the first calendar quarter of 2019. Data from this study will be used to help develop potential future clinical study designs with VAL-083 in MGMT-unmethylated rGBM. A detailed description of this study can be found at clinicaltrials.gov, Identifier Number: NCT02717962.

As noted above, patients in our current MDACC clinical trial have been heavily pre-treated with temozolomide. Based on published data from our MDACC and SYSUCC clinical trials, we believe there is a significant opportunity to treat GBM patients in the pre-temozolomide maintenance stage. These patients will have had an initial cycle of temozolomide following radiation but will not have yet started subsequent cycles of temozolomide (i.e. maintenance stage TMZ patients). Subject to obtaining financing and all regulatory approvals, we are planning a new Phase 2 trial that would potentially enroll up to 24 pre-TMZ maintenance stage, MGMT-unmethylated GBM patients.

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

Dose confirming cohorts studying 20, 30, and 40 mg/m2/day x three every 21 days have been completed. Based on the dose confirmation phase of the study, we have selected 30 mg/m2 for combination with irradiation for the treatment of newly-diagnosed MGMT-unmethylated GBM patients. As of January 31, 2019, 14 patients have been enrolled in this study.

We plan to use data from the study to establish a dosing regimen and study design for advanced registration-directed clinical studies with VAL-083 in newly diagnosed MGMT-unmethylated GBM. We anticipate providing updates regarding the progress of this study, including safety data and observations regarding outcomes, at scientific meetings during 2019. A detailed description of this study can be found at clinicaltrials.gov, Identifier Number: NCT03050736.

Ovarian Cancer

In April 2016, the FDA granted orphan drug designation for the use of VAL-083 in the treatment of ovarian cancer.

In September 2017, we filed an IND for the use of VAL-083 in ovarian cancer, along with a protocol for a Phase 1/2, open-label, multicenter, study of VAL-083 in patients with Recurrent Platinum Resistant Ovarian Cancer (the REPROVe study).

The FDA has allowed this study to begin enrolling patients, but based on ongoing evaluation and input from our clinical advisory board, we are reassessing the ovarian cancer program. We are in the process of evaluating the best path forward in ovarian cancer and are looking at various strategic options including combination with PARP inhibitors.

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

Outstanding Securities

As of February 11, 2019, we had 25,585,533 shares of common stock issued and outstanding, 562,761 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at the option of the Company or Callco, to have the Company or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of common stock of the Company) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 9,403,525 shares of common stock, 841,113 outstanding shares of Series B Preferred Stock that are convertible into 2,102,792 shares of common stock, outstanding stock options to purchase 2,926,829 shares of common stock, and 1,200,000 PSUs. All Exchangeable Shares, warrants, stock options, and PSUs are convertible, or exercisable into, one share of common stock. Each Series B convertible preferred share is convertible into 2.5 shares of common stock.

Related Parties

We acquired our initial patents and technology rights from Valent, an entity owned by Dr. Dennis Brown, our Chief Scientific Officer. As a result, Valent is a related party to the Company.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at June 30, 2018 and December 31, 2018 is the US$. The following tables represent selected financial information for us for the periods presented.

Selected Balance Sheet Data

	December 31, 2018 $	June 30, 2018 $

Cash and cash equivalents	3,702,902	5,971,995
Working capital	2,751,675	5,407,929
Total assets	4,037,552	7,074,855
Total stockholders’ equity	2,769,264	5,435,223

Selected Statement of operations data

For the three months ended:

	December 31,	December 31,
	2018	2017
	$	$

Research and development	947,249	2,141,945
General and administrative	874,884	1,011,879
Change in fair value of derivative liability	(1,261)	889
Foreign exchange loss	5,097	7,120
Interest income	(16,272)	(235)
Net and comprehensive loss for the period	1,809,697	3,161,598
Series B preferred stock dividend	16,190	54,066
Net and comprehensive loss available to common stockholders	1,825,887	3,215,664
Basic weighted average number of shares outstanding	24,242,223	22,559,234
Basic loss per share	0.08	0.14

For the six months ended:

	December 31,	December 31,
	2018	2017
	$	$

Research and development	1,966,369	4,076,588
General and administrative	1,861,354	1,756,500
Change in fair value of derivative liability	(1,041)	(55,679)
Foreign exchange loss	10,935	50,986
Interest income	(36,116)	(391)
Net and comprehensive loss for the period	3,801,501	5,828,004
Series B Preferred stock dividend	52,275	95,732
Net and comprehensive loss available to common stockholders	3,853,776	5,923,736
Basic weighted average number of shares outstanding	23,605,657	18,882,259
Basic loss per share	0.16	0.31

Expenses net of non-cash, share-based compensation expense

The following table discloses research and development, and general and administrative expenses net of non-cash, share-based compensation payment expense.

For the three months ended:

	December 31, 2018 $	December 31, 2017 $

Research and development	947,249	2,141,945
Less: non-cash, share-based compensation expense	(25,744)	(126,375)
Research and development net of non-cash, share-based, compensation expense	921,505	2,015,570

General and administrative	874,884	1,011,879
Less: non-cash, share-based compensation expense	(158,279)	(102,132)
General and administrative net of non-cash, share-based, compensation expense	716,605	909,747

For the six months ended:

	December 31, 2018 $	December 31, 2017 $

Research and development	1,966,369	4,076,588
Less: non-cash, share-based compensation expense	(58,334)	(121,401)
Research and development net of non-cash, share-based, compensation expense	1,908,035	3,955,187

General and administrative	1,861,354	1,756,500
Less: non-cash, share-based compensation expense	(354,905)	(170,495)
General and administrative net of non-cash, share-based, compensation expense	1,506,449	1,586,005

Results of Operations

Comparison of the three months ended December 31, 2018 and December 31, 2017

	Three Months Ended
	December 31, 2018 $	December 31, 2017 $	Change $	Change %

Research and development	947,249	2,141,945	(1,194,696)	(56)
General and administrative	874,884	1,011,879	(136,995)	(14)
Change in fair value of derivative liability	(1,261)	889	(2,150)	(242)
Foreign exchange loss	5,097	7,120	(2,023)	(28)
Interest income	(16,272)	(235)	(16,037)	6,824
Net loss and comprehensive loss	1,809,697	3,161,598	(1,351,901)

Research and Development

Research and development expenses decreased to $947,249 for the three months ended December 31, 2018 from $2,141,945 for the three months ended December 31, 2017. The decrease was largely attributable to a decrease in clinical development costs, personnel, preclinical research, and non-cash, share-based compensation expense. Non-cash, share-based compensation expense for the three months ended December 31, 2018 of $25,744 consisted of stock option expense and shares issued for services while non-cash, share-based compensation expense of $126,375 for the three months ended December 31, 2017 related to stock option expense only. During the quarter ended December 31, 2017, the Company entered into a separation agreement with the Company’s former President and Chief Operating Officer that included accelerated vesting of certain stock options. The full expense of the accelerated vesting was recognized during the three months ended December 31, 2017 resulting in a higher non-cash, share-based compensation expense for the three months ended December 31, 2017 compared to the three months ended December 31, 2018.

Excluding the impact of non-cash, share-based compensation expense, research and development expenses decreased to $921,505 during the three months ended December 31, 2018 from $2,015,570 for the three months ended December 31, 2017. The decrease in clinical development costs for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 was primarily due to study expenses for patient enrollment for the Company’s STAR-3 Phase 3 study which commenced enrollment in the quarter ended September 30, 2017. The Company announced in February 2018 that it was parking the STAR-3 study. As a result, significant costs related to the STAR-3 trial were incurred in the prior quarter and not in the current quarter. For both the three months ended December 31, 2018 and 2017 respectively, the Company incurred costs for ongoing enrollment at its Phase 2 trials being conducted at MDACC and SYSUCC.

Personnel costs decreased during the three months ended December 31, 2018 compared to the three months ended December 31, 2017 primarily due to amounts recognized in the prior quarter pursuant to the settlement agreement with the Company’s former President and Chief Operating Officer. Preclinical research decreased primarily due to a decrease in the ongoing mechanism of action research that the Company was undertaking in the prior period.

General and Administrative

General and administrative expenses were $874,884 for the three months ended December 31, 2018 compared to $1,011,879 for the three months ended December 31, 2017. The decrease was largely due to a decrease in professional fees and personnel, partially offset by higher non-cash, share-based compensation expense in the current quarter compared to the prior quarter. During the quarter ended December 31, 2018, non-cash, share-based compensation expense of $158,279 consisted of stock option and performance stock unit expenses, and warrants issued for services. For the three months ended December 31, 2017, non-cash, share-based compensation expense of $102,132 consisted of stock option expense only. The performance stock units were issued in April 2018. As a result, there was no performance stock unit expense in the three months ended December 31, 2017.

Excluding the impact of non-cash, share-based compensation expense expenses, general and administrative expenses decreased in the three months ended December 31, 2018 to $716,605 from $909,747 for the three months ended December 31, 2017 largely due to decreases in professional fees and personnel costs. Professional fees decreased as a result of certain costs incurred in the prior period that have not been incurred in the current period. Legal fees have decreased in the three months ended December 31, 2018 compared to three months ended December 31, 2017 in part due to the timing of the Company’s annual meeting of stockholders. In the current period, the Company has not yet incurred costs for this matter while a portion was incurred in the prior period. Overall, legal costs for regulatory filings and corporate governance matters were lower in the current quarter compared to the prior quarter, which included a corporate governance review, preparation for the annual general meeting (delayed in the current period), and the 2017 equity plan. Partially offsetting lower legal fees are increased public relations and business development costs. Personnel costs decreased during the three months ended December 31, 2018 compared to the three months ended December 31, 2017 as a result of costs recognized in the prior quarter related to the former President and Chief Operating Officer’s settlement agreement.

Change in fair value of the derivative liability

Based on the terms of certain warrants issued by us, we have determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed interim statement of loss and comprehensive loss. The balances recognized during the three months ended December 31, 2018 and 2017 were primarily due to changes in our common stock price since September 30, 2018 and 2017, respectively, which are the previous valuation dates used.

We recognized a gain of $1,261 and a loss of $889 respectively, from the change in fair value of the derivative liability for the three months ended December 31, 2018 and 2017.

Foreign Exchange

Our functional currency at December 31, 2018 is the US$ but we incur a portion of our expenses in CA$. The foreign exchange gains and losses are reported in other loss (income) in the consolidated condensed interim statement of loss and comprehensive loss.

We have recognized foreign exchange losses of $5,097 and $7,120 for the three months ended December 31, 2018 and 2017, respectively. The losses were due to changes in the exchange rate between the CA$ and the US$ and to varying levels of CA$ cash and accounts payable.

Preferred Share Dividends

For each of the three months ended December 31, 2018 and 2017 we recorded $2,089 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

We issued 47,352 (2017 – 49,602) shares of common stock on December 31, 2018 as a dividend on the Series B Preferred stock and recognized $16,190 (2017 - $54,066) as a direct increase in accumulated deficit.

Comparison of the six months ended December 31, 2018 and December 31, 2017

	Six months ended
	December 31, 2018 $	December 31, 2017 $	Change $	Change %

Research and development	1,966,369	4,076,588	(2,110,219)	(52)
General and administrative	1,861,354	1,756,500	104,854	6
Change in fair value of derivative liability	(1,041)	(55,679)	54,638	(98)
Foreign exchange loss	10,935	50,986	(40,051)	(79)
Interest income	(36,116)	(391)	(35,725)	9,137
Net loss and comprehensive loss	3,801,501	5,828,004	(2,026,503)

Research and Development

Research and development expenses decreased to $1,966,369 for the six months ended December 31, 2018 from $4,076,588 for the six months ended December 31, 2017. The decrease was largely attributable to a decrease in clinical development costs, personnel, preclinical research, intellectual property and travel costs during the six months ended December 31, 2018 compared to the six months ended December 31, 2017. For the six months ended December 31, 2018 non-cash, share-based compensation expense of $58,334 related to stock option expense and shares issued for services while for the six months ended December 31, 2017, non-cash, share-based compensation expense of $121,401 related to stock option expense only. During the quarter ended December 31, 2017, the Company entered into a separation agreement with the Company’s former President and Chief Operating Officer that required the accelerated vesting of certain stock options. The full expense of the accelerated vesting was recognized during the six months ended December 31, 2017 resulting in a higher non-cash, share-based compensation expense for the six months ended December 31, 2017 compared to the six months ended December 31, 2018.

Excluding the impact of non-cash, share-based compensation expense, research and development expenses decreased to $1,908,035 during the current period from $3,955,187 for the prior period. The decrease in clinical development costs for the six months ended December 31, 2018 compared to the six months ended December 31, 2017 was primarily due to the parking of the Company’s STAR-3, Phase 3 study which was announced in February 2018. During the six months ended December 31, 2017, we incurred significant study start-up costs. In addition, clinical development costs were higher in the prior period compared to the current period due to the timing of certain manufacturing activities for the production of GMP material and related stability studies. Clinical development costs can vary significantly due to the timing of patient enrollment, how a patient reacts to treatment, and the number of treatment cycles a patient receives.

Personnel costs decreased during the six months ended December 31, 2018 compared to the six months ended December 31, 2017 primarily due to amounts recognized pursuant to the settlement agreement with the Company’s former President and Chief Operating Officer. Preclinical research decreased largely due to a decrease in the ongoing mechanism of action research that the Company has undertaken in the prior period. Intellectual property costs decreased in the six months ended December 31, 2018 compared to the six months ended December 31, 2017 as we have refined our patent portfolio by focusing on our most important patent claims in the most important jurisdictions. Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs. Travel costs have decreased in the six months ended December 31, 2018 compared to the six months ended December 31, 2017 as the Company has focused on reducing all travel expenses.

General and Administrative

General and administrative expenses were $1,861,354 for the six months ended December 31, 2018 compared to $1,756,500 for the six months ended December 31, 2017. A significant portion of the increase was due to an increase in non-cash, share-based compensation expense in the current period compared to the prior period. In relation to general and administrative expenses during the six months ended December 31, 2018, we incurred non-cash, share-based compensation expense of $354,905 relating to performance share units, warrants issued for services, and stock option expense while during the six months ended December 31, 2017, we incurred non-cash, share-based compensation expense of $170,495 relating to warrants issued for services and stock option expense. The performance stock units were issued in April 2018 so no expense for these equity instruments were recognized during the six months ended December 31, 2017.

Excluding the impact of non-cash, share-based compensation expense, general and administrative expenses decreased in the six months ended December 31, 2018 to $1,506,449 from $1,586,005 for the six months ended December 31, 2017. The decrease was primarily due to decreased professional fees and travel costs partially offset by higher personnel costs. Professional fees decreased as a result of certain costs incurred in the prior period that have not been incurred in the current period. Legal fees have decreased in the six months ended December 31, 2018 compared to six months ended December 31, 2017 in part due to the timing of the Company’s annual meeting of stockholders. In the current period, the Company has not yet incurred costs for this matter while a portion of these costs was incurred in the prior period. Overall, costs for regulatory filings and corporate governance matters have been lower in the current six months compared to the prior six months. Partially offsetting lower legal fees are increased public relations and business development costs due to our efforts to expand our outreach to investors while accounting support has increased due to the complexity of the valuation, and accounting for, our equity instruments. Travel costs have decreased in the six months ended December 31, 2018 compared to the six months ended December 31, 2017 as the Company has focused on reducing all travel expenses. Personnel costs have increased during the six months ended December 31, 2018 compared to the six months ended December 31, 2017 primarily due to the appointment of our President and Chief Executive Officer in May 2018.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by us, we have determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed statement of loss and comprehensive loss. The balances recognized during the six months ended December 31, 2018 and 2017 were primarily due to changes in our common stock price between the date the warrants were last valued on June 30, 2018 and 2017 respectively. These are the previous valuation dates used for the six months ended December 31.

We recognized gains of $1,041 and $55,679 from the change in fair value of the derivative liability for the six months ended December 31, 2018 and 2017, respectively.

Foreign Exchange

Our functional currency at June 30, 2018 and December 31, 2018 is the US$ but we incur a portion of our expenses in CA$. The foreign exchange gains and losses are reported in other loss (income) in the consolidated condensed interim statement of loss and comprehensive loss. We have recognized foreign exchange losses of $10,935 and $50,986 for the six-month periods ended December 31, 2018 and 2017, respectively. The losses were due to changes in the exchange rate between the CA$ and the US$ and to varying levels of CA$ cash and accounts payable.

Preferred Share Dividends

For each of the six-month periods ended December 31, 2018 and 2017 we recorded $4,178 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

During the six months ended December 31, 2018, we issued 96,954 (2017 – 99,204) shares of common stock as a dividend on the Series B Preferred stock and recognized $52,275 (2017 - $95,732) as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Six months ended December 31, 2018 compared to the six months ended December 31, 2017

	December 31, 2018 $	December 31, 2017 $	Change $	Change %

Cash flows from operating activities	(3,049,876)	(4,505,604)	1,455,728	(32)
Cash flows from financing activities	780,783	8,941,158	(8,160,375)	(91)

Operating Activities

Net cash used in operating activities decreased to $3,049,876 for the six months ended December 31, 2018 from $4,505,604 for the six months ended December 31, 2017. During the six months ended December 31, 2018 and 2017, we reported net losses of $3,801,501 and $5,828,004, respectively. During the six months ended December 31, 2018, we recorded a loss from the revaluation of the derivative liability of $1,041 compared to a gain of $55,679 for the six months ended December 31, 2017. Excluding the impact of changes in the fair value of the derivative liability, non-cash items relating to amortization of intangible assets, shares and warrants issued for services, stock option expense, and performance share unit expense totaled $423,985 for the six months ended December 31, 2018. Non-cash items relating to amortization of intangible assets, warrants issued for services, and stock option expense totaled $303,106 for the six months ended December 31, 2017.

The most significant changes in non-cash working capital for the six months ended December 31, 2018 was a decrease in cash from a reduction in accounts payable and accrued liabilities of $420,679 and an increase in cash from a decrease in prepaid expenses and deposits of $728,276. Cash from the decrease in prepaid expenses was due to a partial refund of our clinical trial deposit related to our now-parked STAR-3 Phase 3 study. The most significant changes in non-cash working capital for the six months ended December 31, 2017 was cash from in an increase of accounts payable and accrued liabilities of $646,825 and cash from an increase in related party payables of $308,899. The increase in related party payables was due to amounts owing under the settlement agreement with the Company’s former President and Chief Operating Officer.

Financing Activities

During the six months ended December 31, 2018, we received $784,961 in net proceeds from the exercise of warrants pursuant to the Warrant Exercise Agreements. During the six months ended December 31, 2017, we received $8,945,336 in net proceeds from the completion of a registered direct offering by us of common stock and common stock purchase warrants. In addition, we recorded $4,178 related to the dividend payable to Valent during each of the six months ended December 31, 2018 and 2017 respectively.

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

For the six months ended December 31, 2018, we reported a loss of $3,801,501 and negative cash flow from operations of $3,049,876. As of December 31, 2018, we had an accumulated deficit of $56,299,291 and cash and cash equivalents on hand of $3,702,902. We are in the development stage and have not generated any revenues to date. We do not have the prospect of achieving revenues until such time that its product candidate is commercialized, or partnered, which may not ever occur. In the near future, we will require additional funding to maintain our clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern.

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

Our future funding requirements will depend on many factors, including but not limited to:

●	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

●	the costs associated with establishing manufacturing and commercialization capabilities;

●	the costs of acquiring or investing in businesses, product candidates and technologies;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

●	the effect of competing technological and market developments;

●	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter; and.

●	the impact of us being a public entity.

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2018 contained in our Form 10-K filed with the SEC on September 24, 2018. While all of the significant accounting policies are important to our consolidated condensed financial statements, the following accounting policies and the estimates derived therefrom are critical:

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2018 except as noted below.

If we fail to comply with the continued minimum closing bid requirements of the Nasdaq Capital Market LLC (“Nasdaq”) by June 25, 2019 or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on Nasdaq. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company’s common stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice, advising that such company has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available, provided (i) it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, including stockholder equity requirements, which we may be unable to satisfy (except for the bid price requirement), and (ii) it provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the company does not regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, and if it appears to the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Nasdaq Staff”) that the company will not be able to cure the deficiency, or if the company is not otherwise eligible, the Nasdaq Staff will provide the company with written notification that its securities are subject to delisting from Nasdaq. At that time, the company may appeal the delisting determination to a Hearings Panel.

On June 28, 2018, the Nasdaq Staff notified us that we did not comply with the minimum $1.00 per share bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2), and we were therefore granted 180 calendar days, through December 26, 2018, to regain compliance. On December 27, 2018, the Nasdaq Staff notified us that we had not regained compliance with the $1.00 per share bid price requirement and that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 did not qualify us for an additional 180 calendar day extension period for compliance and therefore, we would be subject to delisting unless we requested a hearing before a Nasdaq Hearings Panel. Accordingly, we requested a hearing, which was held on January 31, 2019, at which we presented the plan of compliance that was the basis for the Nasdaq Hearings Panel’s decision.

On February 4, 2019, the Nasdaq Hearings Panel issued a decision granting our request for continued listing of our common stock on The Nasdaq Capital Market pursuant to an extension through June 25, 2019, subject to the condition that we shall have demonstrated a closing bid price of $1.00 per share or more for a minimum of ten consecutive business days by June 25, 2019. In order to meet such compliance of the $1.00 per share bid price, we may need to consummate a reverse stock split in order to achieve such compliance.

Notwithstanding, there can be no assurance that the Company will be able to regain compliance and if we are unable to regain compliance with the minimum closing bid price requirement by June 25, 2019, or if we fail to meet any of the other continued listing requirements, including stockholder equity requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2018, we issued 47,352 shares of common stock as dividends on our outstanding shares of Series B Preferred Stock and 6,068 shares of common stock in relation to services received by us. In addition, we granted options to purchase 300,000 shares of our common stock at an exercise price of $0.61 per share and issued warrants to purchase an aggregate of 20,000 shares of our common stock at an exercise price of $0.90 for service to be rendered by consultants to us.

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

DelMar Pharmaceuticals, Inc.

Date: February 11, 2019	By:	/s/ Saiid Zarrabian
Saiid Zarrabian
Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2019	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)