Form 10-Q
period 2019-03-31
DelMar Pharmaceuticals, Inc.
filed 2019-05-14
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Emerging growth company ☐	Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	DMPI	The Nasdaq Capital Market

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 2,652,038 shares of common stock are issued and outstanding as of May 14, 2019.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Financial Statements

(Unaudited)

For the nine months ended March 31, 2019

(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Balance Sheets

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	March 31, 2019 $	June 30, 2018 $

Assets

Current assets
Cash and cash equivalents		2,152,233	5,971,995
Prepaid expenses and deposits		240,071	1,034,930
Interest, taxes and other receivables		9,086	39,519
Deferred financing costs	7,8	40,873	-
		2,442,263	7,046,444
Intangible assets - net		14,863	28,411
		2,457,126	7,074,855

Liabilities

Current liabilities
Accounts payable and accrued liabilities		1,084,460	1,478,086
Related party payables		113,240	160,429

		1,197,700	1,638,515

Derivative liability	4	265	1,117

		1,197,965	1,639,632
Stockholders’ equity

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at March 31, 2019 (June 30, 2018 – 278,530)	3,5	278,530	278,530
841,113 Series B shares at March 31, 2019 (June 30, 2018 – 881,113)	5	5,867,829	6,146,880
1 special voting share at March 31, 2019 (June 30, 2018 – 1)		-	-

Common stock
Authorized
7,000,000 shares (June 30, 2018 – 7,000,000), $0.001 par value
2,620,033 issued at March 31, 2019 (June 30, 2018 – 2,296,667)	5	2,620	2,297

Additional paid-in capital	5	47,022,252	43,198,193

Warrants	5	6,055,319	8,229,482

Accumulated deficit		(57,988,567)	(52,441,337)

Accumulated other comprehensive income		21,178	21,178

		1,259,161	5,435,223

		2,457,126	7,074,855

Going concern, nature of operations, and corporate history (note 1)

Subsequent events (note 8)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statements of Loss and Comprehensive Loss

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	Three months ended March 31, 2019 $	Three months ended March 31, 2018 $	Nine months ended March 31, 2019 $	Nine months ended March 31, 2018 $

Expenses
Research and development	5	735,844	1,779,609	2,702,213	5,856,197
General and administrative	5	935,530	1,155,038	2,796,884	2,911,538

		1,671,374	2,934,647	5,499,097	8,767,735

Other loss (income)
Change in fair value of derivative liability	4	189	(2,160)	(852)	(57,839)
Foreign exchange loss		5,819	6,420	16,754	57,406
Interest income		(13,397)	(5,850)	(49,513)	(6,241)

		(7,389)	(1,590)	(33,611)	(6,674)

Net and comprehensive loss for the period		1,663,985	2,933,057	5,465,486	8,761,061

Computation of basic loss per share
Net and comprehensive loss for the period		1,663,985	2,933,057	5,465,486	8,761,061
Series B Preferred stock dividend		23,202	46,626	75,477	142,358
Net and comprehensive loss available to common stockholders		1,687,187	2,979,683	5,540,963	8,903,419
Basic and fully diluted loss per share		0.67	1.31	2.27	4.41

Basic weighted average number of shares		2,518,452	2,283,245	2,444,065	2,017,977

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Condensed Interim Statements of Cash Flows

(Unaudited)

(expressed in US dollars unless otherwise noted)

		Nine months ended March 31,
		2019	2018
	Note	$	$
Cash flows from operating activities
Loss for the period		(5,465,486)	(8,761,061)
Items not affecting cash
Amortization of intangible assets		13,548	17,869
Change in fair value of derivative liability	4	(852)	(57,839)
Shares issued for services	5	10,269	4,821
Warrants issued for services	5	36,534	155,204
Stock option expense	5	355,388	430,673
Performance stock unit expense	5	183,205	-

Changes in non-cash working capital
Interest, taxes and other receivables		30,433	14,578
Prepaid expenses and deposits		794,859	135,293
Accounts payable and accrued liabilities		(425,383)	708,634
Related party payables		(47,189)	33,816
		(4,514,674)	(7,318,012)

Cash flows from investing activities
Intangible assets – website development costs		-	(12,649)

		-	(12,649)
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	5	-	8,945,336
Net proceeds from the exercise and exchange of warrants	5,7	726,179	312,500
Series A preferred cash dividend	5	(6,267)	(6,267)
Deferred financing costs	7,8	(25,000)	-

		694,912	9,251,569

(Decrease) increase in cash and cash equivalents		(3,819,762)	1,920,908

Cash and cash equivalents - beginning of period		5,971,995	6,586,014

Cash and cash equivalents - end of period		2,152,233	8,506,922

Supplementary information (note 7)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2019

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

For the nine months ended March 31, 2019, the Company reported a loss of $5,465,486, and a negative cash flow from operations of $4,514,674. The Company had an accumulated deficit of $57,988,567 as of March 31, 2019. As of March 31, 2019, the Company had cash and cash equivalents on hand of $2,152,233. The Company is in the development stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidate is commercialized, or partnered, which may not ever occur. In the near future, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern.

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

March 31, 2019

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

Unaudited interim financial data

The accompanying unaudited consolidated condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited consolidated condensed interim financial statements should be read in conjunction with the audited financial statements of the Company as at June 30, 2018 included in our Form 10-K. In the opinion of management, the unaudited consolidated condensed interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2019 or for any other future annual or interim period.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2019

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

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the three- and nine-month periods ended March 31, 2019 and 2018, diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, performance stock units, and convertible preferred shares is anti-dilutive. As of March 31, 2019, potential shares of common stock of 862,502 (2018 – 1,428,128) related to outstanding warrants, 292,683 (2018 – 172,085) relating to stock options, 120,000 (2018 – 0) relating to performance stock units, and 210,279 (2018 – 220,279) relating to outstanding Series B convertible preferred shares were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

March 31, 2019

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

March 31, 2019

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

For the three months ended March 31, 2019 and 2018 respectively, the Company recorded $2,089 related to the dividend payable to Valent. For the nine months ended March 31, 2019 and 2018 respectively, the Company recorded $6,267 related to the dividend payable to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

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

The Company’s derivative liability is summarized as follows:

	Three months ended
	March 31,
	2019	2018
	$	$

Opening balance	76	5,549
Change in fair value of warrants	189	(2,160)

Closing balance	265	3,389
Less current portion	-	(5)

Long term portion	265	3,384

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2019

(expressed in US dollars unless otherwise noted)

	Nine months ended
	March 31,
	2019	2018
	$	$

Opening balance	1,117	61,228
Change in fair value of warrants	(852)	(57,839)

Closing balance	265	3,389
Less current portion	-	(5)

Long term portion	265	3,384

The derivative liability consists of the following warrants:

	March 31, 2019
	Number of warrants	$

2015 Agent Warrants	2,177	265

Closing balance	2,177	265
Less current portion	-	-

Long-term portion	2,177	265

5	Stockholders’ equity

Preferred stock

Series B Preferred Shares

During the year ended June 30, 2016, the Company issued an aggregate of 902,238 shares of Series B Preferred Stock at a purchase price of at $8.00 per share. Each share of Series B Preferred Stock is convertible into 0.25 shares of common stock equating to a conversion price of $32.00 (the “Conversion Price”) and will automatically convert to common stock at the earlier of 24 hours following regulatory approval of VAL-083 with a minimum closing bid price of $80.00 or five years from the final closing date. The holders of the Series B Preferred Stock are entitled to an annual cumulative, in arrears, dividend at the rate of 9% payable quarterly. The 9% dividend accrues quarterly commencing on the date of issue and is payable quarterly on June 30, September 30, March 31, and March 31 of each year commencing on June 30, 2016. Dividends are payable solely by delivery of shares of common stock, in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the Conversion Price. The Series B Preferred Stock does not contain any repricing features. Each share of Series B Preferred Stock entitles its holder to vote with the common stock on an as-converted basis.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2019

(expressed in US dollars unless otherwise noted)

Pursuant to the Series B Preferred Stock dividend, during the three months ended March 31, 2019, the Company issued 4,735 (2018 – 4,960) shares of common stock and recognized $23,202 (2018 – $46,626). During the nine months ended March 31, 2019, the Company issued 14,430 (2018 – 14,881) shares of common stock and recognized $75,477 (2018 – $142,358). These dividends have been recognized as a direct increase in accumulated deficit.

During the nine months ended March 31, 2019, 40,000 Series B Preferred shares were converted to 10,000 shares of common stock. There were no conversions during the three months ended March 31, 2019 and 2018 or for the nine months ended March 31, 2018. A total of 841,113 (2018 – 881,113) shares of Series B Preferred Stock are outstanding as of March 31, 2019, such that a total of 210,279 (2018 – 220,279) shares of common stock are issuable upon conversion of the Series B Preferred Stock as at March 31, 2019. Converted shares are rounded up to the nearest whole share.

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

Common stock

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants	Accumulated deficit
		$	$	$	$
Nine months ended March 31, 2019
Balance – June 30, 2018	2,296,667	2,297	43,198,193	8,229,482	(52,441,337)

Exercise and exchange of warrants	296,667	297	2,920,695	(2,210,697)	-
Warrants issued for services	-	-	-	36,534	-
Conversion of Series B preferred stock to common stock	10,000	10	279,041	-	-
Series B Preferred stock dividend	14,430	14	75,463	-	(75,477)
Shares issued for services	2,269	2	10,267	-	-
Stock option expense	-	-	355,388	-	-
Performance stock unit expense	-	-	183,205	-	-
Series A Preferred cash dividend	-	-	-	-	(6,267)
Loss for the period	-	-	-	-	(5,465,486)

Balance – March 31, 2019	2,620,033	2,620	47,022,252	6,055,319	(57,988,567)

Three months ended March 31, 2019
Balance – December 31, 2018	2,614,342	2,614	46,851,817	6,046,587	(56,299,291)

Exercise and exchange of warrants – issue costs	-	-	(16,186)	-	-
Warrants issued for services	-	-	-	8,732	-
Series B Preferred stock dividend	4,735	5	23,197	-	(23,202)
Shares issued for services	956	1	3,512	-	-
Stock option expense	-	-	99,735	-	-
Performance stock unit expense	-	-	60,177	-	-
Series A Preferred cash dividend	-	-	-	-	(2,089)
Loss for the period	-	-	-	-	(1,663,985)

Balance – March 31, 2019	2,620,033	2,620	47,022,252	6,055,319	(57,988,567)

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2019

(expressed in US dollars unless otherwise noted)

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants	Accumulated deficit
		$	$	$	$
Nine months ended March 31, 2018
Balance – June 30, 2017	1,450,963	1,451	36,678,344	4,570,574	(41,118,433)

Issuance of shares and warrants	800,000	800	6,191,785	2,752,751	-
Warrants exercised for cash	25,000	25	312,475	-	-
Warrants issued for services	-	-	-	155,204	-
Series B Preferred stock dividend	14,881	15	142,343	-	(142,358)
Shares issued for services	407	-	4,821	-	-
Stock option expense	-	-	430,673	-	-
Series A Preferred cash dividend	-	-	-	-	(6,267)
Loss for the period	-	-	-	-	(8,761,061)

Balance – March 31, 2018	2,291,251	2,291	43,760,441	7,478,529	(50,028,119)

Three months ended March 31, 2018
Balance – December 31, 2017	2,260,884	2,261	43,259,228	7,321,844	(47,046,347)

Warrants exercised for cash	25,000	25	312,475	-	-
Warrants issued for services	-	-	-	156,685	-
Series B Preferred stock dividend	4,960	5	46,621	-	(46,626)
Shares issued for services	407	-	4,821	-	-
Stock option expense	-	-	137,296	-	-
Series A Preferred cash dividend	-	-	-	-	(2,089)
Loss for the period	-	-	-	-	(2,933,057)

Balance – March 31, 2018	2,291,251	2,291	43,760,441	7,478,529	(50,028,119)

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2019

(expressed in US dollars unless otherwise noted)

The issued and outstanding common shares at March 31, 2019 include 9,063 (June 30, 2018 – 91,276) shares of common stock on an as-exchanged basis with respect to the shares of Exchangeco that can be exchanged for shares of common stock of the Company.

Nine months ended March 31, 2018

On September 22, 2017, the Company completed a registered direct offering (the “2018 Registered Offering”) of an aggregate of 800,000 shares of common stock and warrants to purchase an additional 800,000 shares of common stock at a price of $12.50 per share and related warrant for gross proceeds of $10.0 million. The warrants have an exercise price of $12.50 per share, are immediately exercisable and have a term of exercise of five years (the “2018 Investor Warrants”).

The Company engaged a placement agent for the 2018 Registered Offering. Under the Company’s engagement agreement with the placement agent, the Company paid $800,000 in cash commission and other fees to the placement agent and issued warrants to purchase 40,000 shares of common stock to the placement agent (the “2018 Agent Warrants”). The 2018 Agent Warrants are exercisable at a per share price of $12.50 and have a term of exercise of five years.

In addition to the cash commission and other placement agent fees, the Company also incurred additional cash issue costs of $254,664 resulting in net cash proceeds of $8,945,336.

2017 Omnibus Incentive Plan

As approved by the Company’s stockholders at the annual meeting of stockholders held on April 11, 2018, on July 7, 2017, as amended on February 1, 2018, the Company’s board of directors approved adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, 780,000 shares of Company common stock are reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”) or that are subject to grants of stock options made, or that may be made, under the Legacy Plan. A total of 169,985 shares of common stock have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 122,698 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan. In addition, 120,000 PSU’s have been issued under the 2017 Plan leaving a potential 367,317 shares of common stock available for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised and no new grants are made under the Legacy Plan. The maximum number of shares of Company common stock with respect to which any one participant may be granted awards during any calendar year is 8% of the Company’s fully diluted shares of common stock on the date of grant (excluding the number of shares of common stock issued under the 2017 Plan and/or the Legacy Plan or subject to outstanding awards granted under the 2017 Plan and/or the Legacy Plan). No award will be granted under the 2017 Plan on or after July 7, 2027, but awards granted prior to that date may extend beyond that date.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2019

(expressed in US dollars unless otherwise noted)

Performance stock units

The Company’s board of directors has granted PSUs under the 2017 Plan to the Company’s directors. The awards represent the right to receive shares of the Company’s common stock upon vesting of the PSU based on targets approved by the Company’s board of directors related to the Company’s fully diluted market capitalization. The PSUs vest at various fully diluted market capitalization levels with full vesting occurring upon the later of one year from the grant date and the Company achieving a fully diluted market capitalization of at least $500 million for five consecutive business days. The PSUs expire on July 7, 2022. There are 120,000 PSUs outstanding as of March 31, 2019 and June 30, 2018.

The Company has recognized $60,177 (2018 - $0) and $183,205 (2018 - $0) in expense related to the PSUs during the three and nine months ended March 31, 2019, respectively, with all of it being recognized as general and administrative expense. As at March 31, 2019 there was $342,936 (2018 - $0) in unrecognized compensation expense that will be recognized over the next 2.47 years.

The PSUs have been valued using the following assumptions:

Dividend rate	0%
Volatility	79.0 to 82.5%
Risk-free rate	2.56% to 2.71%
Term – years	1.67 to 3.24

Stock Options

The following table sets forth the stock options outstanding under all plans as of March 31, 2019:

	Number of stock options outstanding	Weighted average exercise price

Balance – June 30, 2018	262,683	24.27
Granted	30,000	6.10

Balance – March 31, 2019	292,683	22.40

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2019

(expressed in US dollars unless otherwise noted)

The following table summarizes stock options currently outstanding and exercisable at March 31, 2019 under all plans:

Exercise price $	Number Outstanding	Weighted average remaining contractual life (years)	Number exercisable

6.10	30,000	9.60	6,666
7.00	5,451	9.23	-
8.70	12,000	8.59	12,000
9.83	83,647	9.14	23,235
10.60	3,600	9.03	1,200
11.70	30,000	3.91	30,000
14.98	2,500	3.17	2,500
20.00	13,125	2.52	13,125
21.10	15,900	7.51	8,700
29.60	4,500	5.84	4,500
32.00	3,000	0.17	3,000
37.60	4,500	6.86	4,500
40.00	1,250	0.50	1,250
41.00	4,000	7.61	3,111
42.00	41,250	3.81	41,250
44.80	3,000	6.86	3,000
49.50	22,460	5.31	18,458
53.20	8,000	7.10	7,555
61.60	1,500	4.00	1,500
92.00	3,000	4.17	3,000

	292,683		188,550

Included in the number of stock options outstanding are 2,500 stock options granted at an exercise price of CA $20.00. The exercise prices shown in the above table have been converted to US $14.98 using the period ending closing exchange rate. Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested. The stock options granted, and those being re-valued, have been valued using a Black-Scholes pricing model using the following assumptions:

March 31, 2019

Dividend rate	0%
Volatility	70.6% to 79.1%
Risk-free rate	2.1% to 3.2%
Term - years	0.1 to 3.0

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2019

(expressed in US dollars unless otherwise noted)

The Company has recognized the following amounts as stock option expense for the periods noted:

	Three months ended March 31,		Nine months ended March 31,
	2019 $	2018 $	2019 $	2018 $

Research and development	12,889	9,145	64,466	130,546
General and administrative	86,846	128,151	290,922	300,127

	99,735	137,296	355,388	430,673

All of the stock option expense for the periods ended March 31, 2019 and 2018 has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at March 31, 2019 was $0 (2018 - $8,400) and the aggregate intrinsic value of stock options exercisable at March 31, 2019 was $0 (2018 - $2,800). As of March 31, 2019, there was $234,974 in unrecognized compensation expense that will be recognized over the next 2.61 years. No stock options granted under any plan have been exercised to March 31, 2019. Upon the exercise of stock options new shares will be issued.

A summary of the Company’s unvested stock options under all plans is presented below:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2018	138,160	14.39	7.63
Granted	30,000	6.10	2.56
Vested	(64,027)	14.82	7.88

Unvested at March 31, 2019	104,133	11.62	5.95

Warrants

Certain of the Company’s warrants have been recognized as a derivative liability (note 4). The following table summarizes changes in the Company’s outstanding warrants as of March 31, 2019:

Description	Number

Balance – June 30, 2018	1,428,128

Exercised for cash (i)	(197,500)
Cashless exchange (i)	(297,500)
Issued for services (ii)	14,000
Forfeited (iii)	(2,400)
Expired (iv)	(82,225)

Balance - March 31, 2019	862,503

i)	On November 25, 2018, the Company entered into Warrant Exercise and Exchange Agreements (the “Warrant Exercise Agreements”) with certain holders (the “Exercising Holders”) of the 2018 Investor Warrants. Pursuant to the Warrant Exercise Agreements, in order to induce the Exercising Holders to exercise the 2018 Investor Warrants for cash, the Company agreed to reduce the exercise price from $12.50 to $4.00 per share. Pursuant to the Warrant Exercise Agreements, the Exercising Holders exercised their 2018 Investor Warrants with respect to an aggregate of 197,500 shares of common stock underlying such 2018 Investor Warrants (the “Exercised Shares”). The Company received net proceeds of $726,481, comprising aggregate gross proceeds of $790,000 net of expenses of $63,519, from the exercise of the 2018 Investor Warrants.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2019

(expressed in US dollars unless otherwise noted)

In addition, in order to further induce the Exercising Holders to exercise the 2018 Investor Warrants, the Warrant Exercise Agreements also provided for the issuance of one share of common stock to the Exercising Holders in exchange for every three shares of common stock underlying the 2018 Investor Warrants held by the Exercising Holders that are not being exercised for cash pursuant to the Warrant Exercise Agreements, if any. On November 26, 2018, the Company issued an aggregate of 99,167 shares of common stock in exchange for 297,500 2018 Investor Warrants, resulting in a 198,333 reduction in the Company’s total shares of common stock outstanding on a fully-diluted basis.

ii)	All of the warrants issued for services are exercisable at $9.00 with 12,000 expiring on September 15, 2023 and 2,000 expiring on October 11, 2021. Of the total, 12,000 vest pro rata monthly over twelve months commencing September 15, 2018 and 2,000 are fully vested as of November 11, 2018.

iii)	Warrants issued for services exercisable at $11.70 were forfeited upon termination of the underlying agreement.

iv)	Warrants issued for services exercisable at $70.40 expired September 12, 2018. In addition, warrants exercisable at $31.40 expired March 31, 2019.

The following table summarizes the Company’s outstanding warrants as of March 31, 2019:

Description	Number	Exercise price $	Expiry date

2018 Investor	280,000	12.50	September 22, 2022
2017 Investor	207,693	35.00	April 19, 2022
2015 Investor	97,900	30.00	July 31, 2020
2013 Placement Agent	126,250	31.40	June 30, 2019
Issued for services	26,500	30.00	July 1, 2020 to February 1, 2021
Issued for services	6,000	17.80	January 25, 2023
Issued for services	33,600	11.70	February 27, 2023
Issued for services	12,000	9.00	September 15, 2023
Issued for services	4,140	59.30	February 27, 2020
Issued for services	2,000	9.00	October 11, 2021
2018 Agent	40,000	12.50	September 20, 2022
2017 Agent	13,846	40.60	April 12, 2022
2016 Agent	10,396	40.00	May 12, 2021
2015 Agent	2,178	30.00	July 15, 2020
	862,503	24.80

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2019

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

March 31, 2019

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

The Company has the following liabilities under the fair value hierarchy:

	March 31, 2019
Liability	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$265

	June 30, 2018
Liability	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$1,117

7	Supplementary statement of cash flows information

	Nine months ended
	March 31,
	2019	2018
	$	$

Series B Preferred share common stock dividend (note 5)	75,477	142,358
Series B Preferred shares converted to common stock (note 5)	279,051	-
Share issuance costs accrued through accounts payable and accrued liabilities	15,884	-
Deferred financing costs accrued through accounts payable and accrued liabilities	15,873	-
Income taxes paid	-	-
Interest paid	-	-

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Condensed Interim Financial Statements

(Unaudited)

March 31, 2019

(expressed in US dollars unless otherwise noted)

8	Subsequent events

Reverse Stock Split

On May 7, 2019, the Company filed a Certificate of Change with the Secretary of State of Nevada that effected a 1-for-10 (1:10) reverse stock split of its common stock, par value $0.001 per share, which became effective on May 8, 2019. Pursuant to the Certificate of Change, the Company’s authorized common stock was decreased in the same proportion as the split resulting in a decrease from 70,000,000 authorized shares of common stock to 7,000,000 shares authorized. The par value of its common stock was unchanged at $0.001 per share, post-split. All common shares, warrants, stock options, conversion ratios, and per share information in these consolidated condensed interim financial statements give retroactive effect to the 1-for-10 reverse stock split. The Company’s authorized and issued preferred stock was not affected by the split.

Rights Offering

Subsequent to March 31, 2019, the Company filed a registration statement relating to a rights offering for a maximum gross proceeds of $8.0 million. For every common share of stock owned (including each share of common stock issuable upon exercise of certain outstanding warrants) as of the record date, the stockholder will receive one basic subscription right, which gives the stockholder the opportunity to purchase one unit, consisting of one share of the Company’s Series C Preferred Stock and 0.50 warrants, for a price of $1,000 per Unit. The raising of any funds will not be assured until the closing of the offering which is expected to be in the first week of June 2019.

Performance Stock Units

On April 30, 2019, the Company’s Board of Directors approved the cancellation of all 120,000 PSU’s outstanding at March 31, 2019.

2017 Omnibus Plan

On April 30, 2019, the Company’s Board of Directors also approved a temporary reduction in the reserve under the Company’s 2017 Plan. As a result, the 367,317 shares of common stock available for issuance under the 2017 Plan as of March 31, 2019 was reduced to 14,217. If the Company’s authorized common shares are increased at the 2019 annual meeting of stockholders, the reserve will be increased back to 367,317.

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

On May 8, 2019, we effected a one-for-ten reverse stock split (the “Reverse Stock Split”) of our issued and outstanding and authorized common stock. All per share amounts and number of shares of common stock in the MD&A and consolidated condensed interim financial statements reflect the Reverse Stock Split. The Reverse Stock Split does not affect the our authorized preferred stock of 5,000,000 shares; except that, pursuant to the terms of the Certificate of Designations of Series B Convertible Preferred Stock for the issued and outstanding shares of our Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), the conversion price at which shares of Series B Preferred Stock may be converted into shares of common stock will be proportionately adjusted to reflect the Reverse Stock Split.

References to “we”, “us”, and “our”, refer to DelMar Pharmaceuticals, Inc. and our wholly-owned subsidiaries, Del Mar (BC), Callco and Exchangeco.

Recent Highlights

●	On April 4, 2019, we announced the formation of a Scientific Advisory Board (“SAB”). Its inaugural members are Drs. Napoleone Ferrara and John de Groot. Dr. Ferrara is a world-renowned molecular biologist whose pioneering work on the identification of VEGF, a signal protein produced by cells that stimulates the formation of blood vessels, led to the development of Genentech Inc.’s Avastin® for the treatment of certain types of cancer, including ovarian cancer and glioblastoma multiforme (“GBM”). Dr. Ferrara is also a member of our Board of Directors and he will serve as the SAB’s Chairman. The SAB will work closely with our management team to optimize the development of VAL-083. Dr. John de Groot, Chairman, ad interim of the Department of Neuro-Oncology at the MD Anderson Cancer Center (“MDACC”) is an expert in glioma biology and angiogenesis which is the key area of clinical development for VAL-083.

●	On April 3, 2019, we announced that the MDACC Institutional Review Board (“IRB”) had approved the addition of up to 35 patients to our recurrent GBM study at a dose of 30 mg/m2. As previously disclosed, we had lowered the dose in this study from 40 mg/m2 to 30 mg/m2 to improve tolerance in this patient population and to maximize overall exposure to VAL-083 thereby increasing the number of cycles of drug patients are able to receive. Upon completion of the initial 48 patients in this study, 13 will have had the 30 mg/m2 dose and 35 will have had the 40 mg/m2. Therefore, potentially adding an additional 35 patients at 30 mg/m2 would result in a total of 48 patients receiving the 30 mg/m2 dose. In addition, the MDACC IRB approved the addition of up to 24 patients in the pre-temozolomide (“TMZ”) maintenance setting. These patients will have had an initial cycle of temozolomide following radiation but will not have yet started subsequent cycles of temozolomide (i.e. maintenance stage TMZ patients). Subject to obtaining financing and all regulatory approvals, we are planning a new study arm that would potentially enroll up to 24 pre-TMZ maintenance stage, MGMT-unmethylated GBM patients.

●	At the annual meeting of the American Association for Cancer Research (“AACR”) held March 29 to April 3, 2019, we presented clinical study updates on both of our Phase 2 studies in MGMT-unmethylated GBM patients, as well as, preclinical presentations on VAL-083 in combination with Avastin® and on the potential to overcome major challenges in the treatment of diffuse intrinsic pontine glioma (“DIPG”).

●	As reported at AACR’s annual meeting in April 2019, as of March 13, 2019, we have enrolled 47 of the planned 48 patients in our Phase 2, open-label clinical study of VAL-083 in bevacizumab (Avastin®)-naïve, recurrent glioblastoma multiforme (“rGBM”) patients with MGMT-unmethylated status. This study is being conducted at MDACC in Houston, Texas. The study is designed to determine the impact of VAL-083 treatment on overall survival compared to historical reference control.

●	As reported at AACR’s annual meeting in April 2019 as of February 15, 2019, we have enrolled 15 of the planned up to 30 patients in our Phase 2, open-label clinical study of VAL-083 in newly-diagnosed, MGMT-unmethylated GBM patients being conducted in Guangzhou, China. This study is a single-site study being conducted at Sun Yat-sen University Cancer Center (“SYSUCC”) on newly diagnosed MGMT-unmethylated GBM patients. Patients in this study are being treated with VAL-083 in combination with radiotherapy as a potential alternative to the current standard-of-care chemo-radiation regimen.

●	On February 4, 2019, we received a written notice that The Nasdaq Capital Market LLC (“Nasdaq”) had granted us an extension until June 25, 2019 to regain compliance with the Minimum Bid Price requirement. During the extension, we must remain in compliance with all other listing requirements of Nasdaq.

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

The evaluation of MGMT promotor methylation status has increasingly become common practice in the diagnostic assessment of GBM. In September 2017, the National Comprehensive Cancer Network (“NCCN”) updated guidelines for the standard treatment of GBM based on MGMT methylation status. We believe these recently published guidelines provide for enhanced opportunities for us to capitalize on VAL-083’s unique mechanism of action by utilizing MGMT methylation as a biomarker to optimize patient selection for our novel DNA-targeting agent to target the majority of GBM patients who are diagnosed with MGMT-unmethylated tumors.

Our current priority is to leverage this research and VAL-083’s unique mechanism of action to efficiently advance our drug candidate for the most promising indications, including:

●	MGMT-unmethylated GBM, currently comprising two ongoing separate Phase 2 clinical studies for:

●	rGBM patients (ongoing study at MDACC); and

●	Newly diagnosed GBM patients (ongoing study at SYSUCC); and

●	Based on published data from our Phase 2 studies being conducted at MDACC and in China, we have identified an additional opportunity in pre-temozolomide maintenance GBM patients, and

●	Potential future indications include ovarian cancer, non-small cell lung cancer (“NSCLC”), and other solid tumor indications.

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

Measurement of MGMT (O6-methyl guanine methyltransferase) methylation status has become routine in clinical practice as a biomarker that correlates with resistance to the standard-of-care chemotherapy with temozolomide (Temodar® “TMZ”), and patient outcomes in GBM. Greater than 60% of GBM patients’ tumors are characterized as “MGMT-unmethylated” and exhibit a high expression of MGMT, a naturally occurring DNA-repair enzyme, the activity of which nullifies the chemotherapeutic activity of TMZ. The development of new therapies for MGMT-unmethylated GBM is a significant unmet medical need. Importantly, the most recent update to NCCN guidelines states that the treatment benefit of TMZ is likely to be lower in GBM patients with an unmethylated MGMT promoter, and therefore, allows for withholding of TMZ in the treatment of newly diagnosed GBM patients with MGMT-unmethylated tumors due to lack of efficacy.

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

Phase 2 Study in MGMT-unmethylated rGBM in Collaboration with University of Texas MD Anderson Cancer Center

In February 2017, we initiated a biomarker driven, open-label, single-arm Phase 2 study in collaboration with MDACC. This study will enroll up to 48 MGMT-unmethylated GBM patients whose tumors have recurred following treatment with temozolomide. These patients will not have been treated previously with Avastin®. The primary endpoint of the study is overall survival. The historical comparison survival data for this study is lomustine based on a median overall survival of 7.2 months in unmethylated patients. Safety data from this study will become part of the overall safety dossier to support future filings with the FDA and other regulatory agencies.

As reported at the AACR’s annual meeting in April 2019, as of March 13, 2019, 47 patients had been enrolled in this Phase 2 study. The original starting dose of 40 mg/m2 of VAL-083 on days 1, 2 and 3, of a 21-day cycle, which was based on the results from our previous Phase 1/2 safety study of VAL-083 in patients with recurrent glioma (clinicaltrials.gov identifier: NCT01478178), has continued to demonstrate myelosuppression as the principal side effect of VAL-083, as per prior clinical experience. The safety profile has been well within the existing safety monitoring guidelines described in the present study protocol. However, in consultation with the principal investigator at MDACC, we have amended the protocol for this clinical study to modify the starting dose of VAL-083 to 30 mg/m2 on days 1, 2 and 3, of a 21-day cycle for this specific population previously treated with temozolomide. This modification may improve tolerance in this patient population and maximize overall exposure to VAL-083 thereby increasing the number of cycles of drug patients are able to receive. We have modified the patient screening platelet count, from 100,000/µL to 125,000/µL, for the same reasons.

At AACR’s annual meeting in April 2019, we reported that per investigator assessment at the end of cycle 2:

●	9/35 (25.7%) patients initially receiving 40 mg/m2 exhibited Stable Disease

●	4/10 (40.0%) patients initially receiving 30 mg/m2 exhibited Stable Disease

●	Two patients have not yet reached the end of cycle 2

On April 3, 2019, we announced that MDACC approved the adding of up to 35 patients to the recurrent GBM study at a dose of 30 mg/m2. We had previously lowered the dose in this study from 40 mg/m2 to 30 mg/m2 to improve tolerance in this patient population and maximize overall exposure to VAL-083 thereby increasing the number of cycles of drug patients are able to receive. Upon completion of original 48 patients in this study, 13 will have had the 30 mg/m2 dose and 35 will have had the 40 mg/m2. Therefore, potentially adding an additional 35 patients at 30 mg/m2 would result in a total of 48 patients receiving the 30 mg/m2 dose. We are still determining how many, if any, additional patients will be added at the 30 mg/m2 dose.

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

Based on current enrollment rates, we are forecasting full enrollment in the second calendar quarter of 2019. Data from this study will be used to help develop potential future clinical study designs with VAL-083 in MGMT-unmethylated rGBM. A detailed description of this study can be found at clinicaltrials.gov, Identifier Number: NCT02717962.

As noted above, patients in our current MDACC clinical study have been heavily pre-treated with temozolomide. Based on published data from our MDACC and SYSUCC clinical studies, we believe there is a significant opportunity to treat GBM patients in the pre-temozolomide maintenance stage. As reported at AACR’s annual meeting in April 2019, we reported that myelosuppression (thrombocytopenia and neutropenia) is the most common adverse event associated with VAL-083. The higher potential for myelosuppression with 40 mg/m2/day of VAL-083 in this study appears to be correlated with the number of cycles of prior TMZ maintenance therapy (> 5 cycles). These patients will have had an initial cycle of temozolomide following radiation but will not have yet started subsequent cycles of temozolomide (i.e. maintenance stage TMZ patients). The MDACC IRB has approved the addition of up to 24 patients to the pre-TMZ maintenance setting. These patients will have had an initial cycle of temozolomide following radiation but will not have yet started subsequent cycles of temozolomide (i.e. maintenance stage TMZ patients). Subject to obtaining financing and all regulatory approvals, we are planning a new Phase 2 study that would potentially enroll up to 24 pre-TMZ maintenance stage, MGMT-unmethylated GBM patients. The comparison survival data for this study is survival data from Tanguturi et al (2017 Nero-Oncology) for MGMT-unmethylated patients of 6.9 months.

Phase 2 Study in Newly Diagnosed MGMT-unmethylated GBM

In September 2017, we initiated a single arm, biomarker driven, open-label Phase 2 study in newly diagnosed MGMT-unmethylated GBM patients at SYSUCC in Guangzhou, China. The study is being conducted under our collaboration agreement with Guangxi Wuzhou Pharmaceutical Company.

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

As reported at the AACR’s annual meeting in April 2019, as of February 15, 2019, 15 patients have been enrolled in this study. Of these 15 patients, 11 have completed their prospectively planned Magnetic Resonance Imaging (MRI) scans and have had their initial assessment for tumor progression. Tumor progression is based on the study investigator’s clinical and radiologic assessment, according to the RANO criteria. Of these 11 patients, five were assessed by the Principal Investigator as having a “Complete Response”, three of whom were based on significant tumor shrinkage, and two of whom were based on their tumors continuing to remain “below measurable level” from post-surgery baseline MRI to post-cycle 3 MRI. Additionally, six patients were assessed as having “Stable Disease.” Of the remaining four patients, one died prior to their post-cycle 3 MRI and three have not been on study long enough to reach their planned post-cycle 3 MRI. As of the February 15, 2019 data cutoff, 12 of the 15 enrolled patients are still alive. Similar to prior experience, myelosuppression has been the most common adverse event observed. Two dose-limiting toxicities have been reported (thrombocytopenia) — one at the 40 mg/m2/day dose and one at the 30 mg/m2/day dose.

Through our research, and that of the NCI, we have previously demonstrated that VAL-083 crosses the blood brain barrier. New preliminary data from the SYSUCC study indicate that the concentration of VAL-083 is generally higher in CSF than in plasma at two hours post-infusion. By comparison, temozolomide is typically 80% lower in the CSF than the plasma (Schreck et al. 2018, Oncology (Williston Park)). The reason this is important is that accumulation of VAL-083 in the CSF further validates that VAL-083 crosses the blood-brain-barrier and demonstrates that therapeutic drug concentrations in the CSF are achievable for extended periods of time.

Concentration of VAL-083 — Two Hours Post Dose

Ovarian Cancer

In April 2016, the FDA granted orphan drug designation for the use of VAL-083 in the treatment of ovarian cancer.

In September 2017, we filed an IND for the use of VAL-083 in ovarian cancer, along with a protocol for a Phase 1/2, open-label, multicenter, study of VAL-083 in patients with Recurrent Platinum Resistant Ovarian Cancer (the REPROVe study).

The FDA has allowed this study to begin enrolling patients, but based on ongoing evaluation and input from our ovarian advisory board, we are reassessing the ovarian cancer program. We are in the process of evaluating the best path forward in ovarian cancer and are looking at various strategic options including combination with PARP inhibitors.

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

Corporate History

We are a Nevada corporation formed on June 24, 2009 under the name Berry Only, Inc. (“Berry’). Prior to a reverse acquisition undertaken on January 25, 2013, Berry did not have any significant assets or operations. We are the parent company of Del Mar Pharmaceuticals (BC) Ltd. (“Del Mar (BC)”), a British Columbia, Canada corporation incorporated on April 6, 2010, that is focused on the development of drugs for the treatment of cancer. We are also the parent company to 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia corporation (“Exchangeco”). Callco and Exchangeco were formed to facilitate the reverse acquisition.

Outstanding Securities

As of May 14, 2019, we had 2,652,038 shares of common stock issued and outstanding, 9,063 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at our option or Callco’s, to have us or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of our common stock) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 862,503 shares of common stock, 677,988 outstanding shares of Series B Preferred Stock that are convertible into 169,521 shares of common stock, and outstanding stock options to purchase 292,683 shares of common stock. All Exchangeable Shares, warrants, and stock options are convertible, or exercisable into, one share of common stock. Each Series B convertible preferred share is convertible into 0.25 shares of common stock.

Related Parties

We acquired our initial patents and technology rights from Valent, an entity owned by Dr. Dennis Brown, our Chief Scientific Officer. As a result, Valent is a related party to us.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at June 30, 2018 and March 31, 2019 is the US$. The following tables represent selected financial information for us for the periods presented.

Selected Balance Sheet Data

	March 31, 2019 $	June 30, 2018 $

Cash and cash equivalents	2,152,233	5,971,995
Working capital	1,244,563	5,407,929
Total assets	2,457,126	7,074,855
Total stockholders’ equity	1,259,161	5,435,223

Selected Statement of operations data

For the three months ended:

	March 31,	March 31,
	2019	2018
	$	$

Research and development	735,844	1,779,609
General and administrative	935,530	1,155,038
Change in fair value of derivative liability	189	(2,160)
Foreign exchange loss	5,819	6,420
Interest income	(13,397)	(5,850)
Net and comprehensive loss for the period	1,663,985	2,933,057
Series B preferred stock dividend	23,202	46,626
Net and comprehensive loss available to common stockholders	1,687,187	2,979,683
Basic weighted average number of shares outstanding	2,518,452	2,283,245
Basic loss per share	0.67	1.31

For the nine months ended:

	March 31,	March 31,
	2019	2018
	$	$

Research and development	2,702,213	5,856,197
General and administrative	2,796,884	2,911,538
Change in fair value of derivative liability	(852)	(57,839)
Foreign exchange loss	16,754	57,406
Interest income	(49,513)	(6,241)
Net and comprehensive loss for the period	5,465,486	8,761,061
Series B Preferred stock dividend	75,477	142,358
Net and comprehensive loss available to common stockholders	5,540,963	8,903,419
Basic weighted average number of shares outstanding	2,444,065	2,017,977
Basic loss per share	2.27	4.41

Expenses net of non-cash, share-based compensation expense

The following table discloses research and development, and general and administrative expenses net of non-cash, share-based compensation payment expense.

For the three months ended:

	March 31, 2019 $	March 31, 2018 $

Research and development	735,844	1,779,609
Less: non-cash, share-based compensation expense	(16,401)	(13,966)
Research and development net of non-cash, share-based, compensation expense	719,443	1,765,643

General and administrative	935,530	1,155,038
Less: non-cash, share-based compensation expense	(155,756)	(284,836)
General and administrative net of non-cash, share-based, compensation expense	779,774	870,202

For the nine months ended:

	March 31, 2019 $	March 31, 2018 $

Research and development	2,702,213	5,856,197
Less: non-cash, share-based compensation expense	(74,735)	(135,367)
Research and development net of non-cash, share-based, compensation expense	2,627,478	5,720,830

General and administrative	2,796,884	2,911,538
Less: non-cash, share-based compensation expense	(510,661)	(455,331)
General and administrative net of non-cash, share-based, compensation expense	2,286,223	2,456,207

Results of Operations

Comparison of the three months ended March 31, 2019 and March 31, 2018

	Three Months Ended
	March 31, 2019 $	March 31, 2018 $	Change $	Change %

Research and development	735,844	1,779,609	(1,043,765)	(59)
General and administrative	935,530	1,155,038	(219,508)	(19)
Change in fair value of derivative liability	189	(2,160)	2,349	(109)
Foreign exchange loss	5,819	6,420	(601)	(9)
Interest income	(13,397)	(5,850)	(7,547)	129
Net loss and comprehensive loss	1,663,985	2,933,057	(1,269,072)

Research and Development

Research and development expenses decreased to $735,844 for the three months ended March 31, 2019 from $1,779,609 for the three months ended March 31, 2018. The decrease was primarily attributable to a decrease in clinical development costs with smaller decreases due to intellectual property, personnel, and preclinical research expenses. Non-cash, share-based compensation expense during the three months ended March 31, 2019 was $16,401 compared to $13,966 for the three months ended March 31, 2018. For both the three months ended March 31, 2019 and March 31, 2018, non-cash, share-based compensation expense related to shares issued for services and stock option expense.

Excluding the impact of non-cash, share-based compensation expense, research and development expenses decreased to $719,443 during the three months ended March 31, 2019 from $1,765,643 the three months ended March 31, 2018. The decrease in clinical development costs for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to manufacturing costs for GMP drug product as well as the recognition of certain costs relating to the parking of our STAR-3, Phase 3 trial during the quarter ended March 31, 2018 which were not incurred in the current quarter. Intellectual property costs decreased in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as we have refined our patent portfolio by focusing on our most important patent claims in the most important jurisdictions. Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs. Personnel costs are lower in the current quarter compared to the prior quarter due to staff reductions in the current period compared to the prior period. Preclinical research decreased in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 largely due to us focusing our resources on our clinical trials in the current period.

General and Administrative

General and administrative expenses were $935,530 for the three months ended March 31, 2019 compared to $1,155,038 for the three months ended March 31, 2018. The decrease was primarily due to a decrease in non-cash, share-based compensation expense, professional fees, and travel partially offset by higher personnel costs. For general and administrative expenses during the three months ended March 31, 2019, we recognized non-cash, share-based compensation expense relating to performance stock unit, stock option expense and warrants issued for services of $155,756 while during the three months ended March 31, 2018 we incurred non-cash, share-based compensation expense relating to stock option expense and warrants issued for services of $284,836. The performance stock units were issued in April 2018. As a result, there was no performance stock unit expense in the three months ended March 31, 2018.

Excluding the impact of non-cash, share-based compensation expense, general and administrative expenses decreased in the three months ended March 31, 2019 to $779,774 from $870,202 for the three months ended March 31, 2018. Professional fees decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to costs associated with preparation for our first annual meeting of stockholders which was held on April 11, 2018 as well as to higher investor relations and business development efforts during the three months ended March 31, 2018. We intend to hold our annual meeting of stockholders for the current year in June 2019. Travel decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to us focusing on reducing all travel costs. Personnel costs have increased in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to higher management compensation in the current period.

Change in fair value of the derivative liability

Based on the terms of certain warrants issued by us, we determined that such warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed statement of loss and comprehensive loss. We recognized a loss of $189 from the change in fair value of the derivative liability for the three months ended March 31, 2019, compared to a gain of $2,160 for the three months ended March 31, 2018.

Foreign Exchange

Our functional currency at March 31, 2019 is the US$ but we incur a portion of our expenses in CA$. The foreign exchange gains and losses are reported in other loss (income) in the consolidated condensed interim statement of loss and comprehensive loss.

We recognized foreign exchange losses of $5,819 and $6,420 respectively, for the three months ended March 31, 2019 and 2018. The losses were due to changes in the exchange rate between the CA$ and the US$ and to varying levels of CA$ cash and accounts payable.

Preferred Share Dividends

For each of the three months ended March 31, 2019 and 2018, we recognized $2,089 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

We issued 4,735 (2018 – 4,960) shares of common stock on March 31, 2019 as a dividend on the Series B preferred stock and recognized $23,202 (2018 - $46,626) as a direct increase in accumulated deficit.

Comparison of the nine months ended March 31, 2019 and March 31, 2018

	Nine months ended
	March 31, 2019 $	March 31, 2018 $	Change $	Change %

Research and development	2,702,213	5,856,197	(3,153,984)	(54)
General and administrative	2,796,884	2,911,538	(114,654)	(4)
Change in fair value of derivative liability	(852)	(57,839)	56,987	(99)
Foreign exchange loss	16,754	57,406	(40,652)	(71)
Interest income	(49,513)	(6,241)	(43,272)	693
Net loss and comprehensive loss	5,465,486	8,761,061	(3,295,575)

Research and Development

Research and development expenses decreased to $2,702,213 for the nine months ended March 31, 2019 from $5,856,197 for the nine months ended March 31, 2018. The decrease was largely attributable to a decrease in clinical development costs, personnel, preclinical research, intellectual property and travel costs during the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018. For the nine months ended March 31, 2019 and 2018 non-cash, share-based compensation expense of $74,735 and $135,367 respectively, related to stock option expense and shares issued for services. During the nine months ended March 31, 2018, we entered into a separation agreement with our former President and Chief Operating Officer that required the accelerated vesting of certain stock options. The full expense of the accelerated vesting was recognized during the nine months ended March 31, 2018 resulting in a higher non-cash, share-based compensation expense for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2019.

Excluding the impact of non-cash, share-based compensation expense, research and development expenses decreased to $2,627,478 during the current period from $5,720,830 for the prior period. The decrease in clinical development costs for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 was primarily due to the parking of our STAR-3, Phase 3 study which was announced in February 2018. During the nine months ended March 31, 2018, we incurred significant study start-up costs. In addition, clinical development costs were higher in the prior period compared to the current period due to the timing of certain manufacturing activities for the production of GMP material and related stability studies. Clinical development costs can vary significantly due to the timing of patient enrollment, how a patient reacts to treatment, and the number of treatment cycles a patient receives.

Personnel costs decreased during the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 primarily due to amounts recognized pursuant to the settlement agreement with our former President and Chief Operating Officer. Preclinical research decreased largely due to a decrease in the ongoing mechanism of action research that we have undertaken in the prior period. Intellectual property costs decreased in the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 as we have refined our patent portfolio by focusing on our most important patent claims in the most important jurisdictions. Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs. Travel costs have decreased in the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 as we have focused on reducing all travel expenses.

General and Administrative

General and administrative expenses were $2,796,884 for the nine months ended March 31, 2019 compared to $2,911,538 for the nine months ended March 31, 2018. The decrease was largely due to lower professional fees and travel partially offset by higher personnel and non-cash, share-based compensation expense in the current period compared to the prior period. In relation to general and administrative expenses during the nine months ended March 31, 2019, we incurred non-cash, share-based compensation expense of $510,661 relating to performance share units, warrants issued for services, and stock option expense while during the nine months ended March 31, 2018, we incurred non-cash, share-based compensation expense of $455,331 relating to warrants issued for services and stock option expense. The performance stock units were issued in April 2018 so no expense for these equity instruments were recognized during the nine months ended March 31, 2018.

Excluding the impact of non-cash, share-based compensation expense, general and administrative expenses decreased in the nine months ended March 31, 2019 to $2,286,223 from $2,456,207 for the nine months ended March 31, 2018. The decrease was primarily due to decreased professional fees and travel costs partially offset by higher personnel costs. Professional fees decreased as a result of certain costs incurred in the prior period that have not been incurred in the current period. Legal fees have decreased in the nine months ended March 31, 2019 compared to nine months ended March 31, 2018 in part due to the timing of our annual meeting of stockholders. In the current period, we have not yet incurred costs for this matter while a portion of these costs was incurred in the prior period. Overall, costs for regulatory filings and corporate governance matters have been lower in the current nine months compared to the prior nine months. Partially offsetting lower legal fees are increased public relations and business development costs due to our efforts to expand our outreach to investors while accounting support has increased due to the complexity of the valuation, and accounting for, our equity instruments. Travel costs have decreased in the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 as we have focused on reducing all travel expenses. Personnel costs have increased during the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 primarily due to the appointment of our President and Chief Executive Officer in May 2018.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by us, we have determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated condensed statement of loss and comprehensive loss. The balances recognized during the nine months ended March 31, 2019 and 2018 were primarily due to changes in our common stock price between the date the warrants were last valued on June 30, 2018 and 2017 respectively. These are the previous valuation dates used for the nine months ended March 31.

We recognized gains of $852 and $57,839 from the change in fair value of the derivative liability for the nine months ended March 31, 2019 and 2018, respectively.

Foreign Exchange

Our functional currency at June 30, 2018 and March 31, 2019 is the US$ but we incur a portion of our expenses in CA$. The foreign exchange gains and losses are reported in other loss (income) in the consolidated condensed interim statement of loss and comprehensive loss. We have recognized foreign exchange losses of $16,754 and $57,406 for the nine-month periods ended March 31, 2019 and 2018, respectively. The losses were due to changes in the exchange rate between the CA$ and the US$ and to varying levels of CA$ cash and accounts payable.

Preferred Share Dividends

For each of the nine-month periods ended March 31, 2019 and 2018 we recorded $6,267 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

During the nine months ended March 31, 2019, we issued 14,430 (2018 – 14,881) shares of common stock as a dividend on the Series B Preferred stock and recognized $75,477 (2018 - $142,358) as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Nine months ended March 31, 2019 compared to the nine months ended March 31, 2018

	March 31, 2019 $	March 31, 2018 $	Change $	Change %

Cash flows from operating activities	(4,514,674)	(7,318,012)	2,803,338	(38)
Cash flows from investing activities	-	(12,649)	12,649	(100)
Cash flows from financing activities	694,912	9,251,569	(8,556,657)	(92)

Operating Activities

Net cash used in operating activities decreased to $4,514,674 for the nine months ended March 31, 2019 from $7,318,012 for the nine months ended March 31, 2018. During the nine months ended March 31, 2019 and 2018, we reported net losses of $5,465,486 and $8,761,061, respectively. During the nine months ended March 31, 2019, we recorded a gain from the revaluation of the derivative liability of $852 compared to a gain of $57,839 for the nine months ended March 31, 2018. Excluding the impact of changes in the fair value of the derivative liability, non-cash items relating to amortization of intangible assets, shares and warrants issued for services, stock option expense, and performance share unit expense totaled $598,944 for the nine months ended March 31, 2019. Non-cash items relating to amortization of intangible assets, warrants issued for services, and stock option expense totaled $608,567 for the nine months ended March 31, 2018.

The most significant changes in non-cash working capital for the nine months ended March 31, 2019 was an increase in cash from a decrease in prepaid expenses and deposits of $794,859 due to a partial refund of our clinical trial deposit related to our now-parked STAR-3 Phase 3 study. The other significant change in on-cash working capital in the current period was a decrease in cash from a reduction in accounts payable and accrued liabilities of $425,383. The most significant changes in non-cash working capital for the nine months ended March 31, 2018 was cash from an increase of accounts payable and accrued liabilities of $708,634 and cash from a decrease in prepaid expense and deposits of $135,293.

Investing activities

During the nine months ended March 31, 2018, we incurred $12,649 in relation to the development of our website. There were no cash flows from investing activities during the nine months ended March 31, 2019.

Financing Activities

During the nine months ended March 31, 2019, we received $726,179 in net proceeds from the exercise of warrants pursuant to the Warrant Exercise Agreements. During the nine months ended March 31, 2018, we received $8,945,336 in net proceeds from the completion of a registered direct offering by us of common stock and common stock purchase warrants. In addition, we recorded $6,267 related to the dividend payable to Valent during each of the nine months ended March 31, 2019 and 2018 respectively. During the nine months ended March 31, 2019, we also recognized $25,000 in deferred costs related to our pending financing.

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

For the nine months ended March 31, 2019, we reported a loss of $5,465,486 and negative cash flow from operations of $4,514,674. As of March 31, 2019, we had an accumulated deficit of $57,988,567 and cash and cash equivalents on hand of $2,152,233. We are in the development stage and have not generated any revenues to date. We do not have the prospect of achieving revenues until such time that our product candidate is commercialized, or partnered, which may not ever occur. In the near future, we will require additional funding to maintain our clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern.

Consequently, management is pursuing various financing alternatives to fund our operations so we can continue as a going concern, including the proposed rights offering recently announced by us. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements. We may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

In September 2018, we announced that we had engaged Oppenheimer & Co. Inc. as our strategic advisor to help manage the exploration and evaluation of a wide range of strategic opportunities. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, the proposed rights offering or strategic collaborations. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our shares of capital stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. Economic conditions may affect the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan. In addition, we may have to seek a partner for one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 4, 2019, the Nasdaq Hearings Panel issued a decision granting our request for continued listing of our common stock on The Nasdaq Capital Market pursuant to an extension through June 25, 2019, subject to the condition that we shall have demonstrated a closing bid price of $1.00 per share or more for a minimum of ten consecutive business days by June 25, 2019. In order to meet compliance with the $1.00 per share bid price, we effected a one-for-ten reverse stock split on May 8, 2019; provided that our common stock trades at a price greater than $1.00 for ten consecutive trading days prior to June 25, 2019. In addition, we have not met the stockholder equity requirements as of March 31, 2019 but expect to utilize the net proceeds from our recently announced rights offering in order to establish compliance with such requirements. However, there can be no assurance that the amounts raised in the rights offering will fulfill our stockholder equity requirements with Nasdaq.

In addition, if we are unable to regain compliance with the minimum closing bid price requirement by June 25, 2019 or the stockholder equity requirements, or if we fail to meet any of the other continued listing requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, we issued 4,735 shares of common stock as dividends on our outstanding shares of Series B Preferred Stock and 956 shares of common stock in relation to services received by us.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
3.1	Certificate of Correction to the Company’s articles of incorporation, filed with the Secretary of State of the State of Nevada on April 17, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2019)
3.2	Certificate of Change of DelMar Pharmaceuticals, Inc., dated May 7, 2019 and effective May 8, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2019)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DelMar Pharmaceuticals, Inc.

Date: May 14, 2019	By:	/s/ Saiid Zarrabian
Saiid Zarrabian
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)