Form 10-K
period 2019-06-30
DelMar Pharmaceuticals, Inc.
filed 2019-09-09
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 001-37823

DelMar Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0360497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12707 High Bluff Dr., Suite 200

San Diego, CA, 92130

(Address of principal executive offices) (Zip Code)

(858) 350-4364

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

As of December 31, 2018, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of our common stock of $3.42 was approximately $8.4 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of September 6, 2019 was 11,388,483.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

i

PART I

Item 1. Business.

Background

DelMar Pharmaceuticals, Inc. (the “Company,” “we,” “us,” or “our”) is a clinical stage, biopharmaceutical company focused on the development and commercialization of new cancer therapies. Our mission is to benefit patients by developing and commercializing anti-cancer therapies for patients whose solid tumors exhibit features that make them resistant to, or unlikely to respond to, currently available therapies, with particular focus on orphan cancer indications.

As of June 30, 2019, we have spent approximately $40.5 million of shareholder capital in developing VAL-083, a novel, validated, DNA-targeting agent, for the treatment of drug-resistant solid tumors such as glioblastoma multiforme (“GBM”) and potentially other solid tumors, including ovarian cancer, non-small cell lung cancer (“NSCLC”), and diffuse intrinsic pontine glioma (“DIPG”). VAL-083 is a first-in-class, small-molecule, DNA-targeting chemotherapeutic that has demonstrated activity against a range of tumor types in prior Phase 1 and Phase 2 clinical studies sponsored by the US National Cancer Institute (“NCI”). As part of our business strategy, we leverage and build upon these prior NCI investments and data from more than 40 NCI- Phase 1 and Phase 2 clinical studies, which includes an estimated 1,000 patient safety database, added to our own research to identify and target unmet medical needs in modern cancer care. DNA-targeting agents are among the most successful and widely used treatments for cancer. Their efficacy is based on the ability to bind with a cancer cell’s DNA and interfere with the process of protein production required for growth and survival of cancer cells. “First-in-class” means that VAL-083 embodies a unique molecular structure which is not an analogue or derivative of any approved product, or product under development, for the treatment of cancer.

Prior studies of VAL-083 have shown increased median overall survival benefits versus radiation alone, validating the tumor affecting properties of VAL-083. Our recent research has highlighted the opportunities afforded by VAL-083’s unique mechanism of action and its potential to address unmet medical needs in a well-defined and acknowledged biomarker selected population within the larger GBM population. We are thus focusing our initial development efforts on patients whose tumors exhibit biological features that make them resistant to, or unlikely to respond to, currently available therapies as identified by National Comprehensive Cancer Network (“NCCN”). For example, our research demonstrating VAL-083’s activity in GBM independent of the O6-methyl guanine methyltransferase (“MGMT”) methylation status allows us to focus patient selection based on this important biomarker and thus improve the probability of success in our current and future clinical studies.

We are currently conducting two open-label, biomarker driven Phase 2 studies in MGMT-unmethylated GBM. MGMT is a DNA-repair enzyme that is associated with resistance to temozolomide (“TMZ”), the current standard-of-care chemotherapy used in the treatment of GBM. Greater than 60% of GBM patients have MGMT-unmethylated tumors and exhibit a high expression of MGMT, which is correlated with TMZ treatment failure and poor patient outcomes as indicated in the NCCN guidelines for GBM treatment published in September, 2017. Our research demonstrates that VAL-083’s anti-tumor activity is independent of MGMT expression. In our current Phase 2 studies we are using MGMT as a biomarker to identify patients for treatment with VAL-083 in three distinct GBM patient populations:

-	First-line in combination with radiation
-	As adjuvant therapy immediately following chemoradiation and initial TMZ treatment, and
-	In the recurrent treatment setting.

If successful, the results of these studies could position VAL-083 for advancement to pivotal clinical studies as a potential replacement for TMZ in MGMT-unmethylated GBM. As both of our clinical studies are open label studies, we anticipate presenting data from these studies at peer reviewed scientific meetings during the latter part of calendar year 2019 as well as during the first half of calendar year 2020.

With respect to our STAR-3, Phase 3 study, we have finalized the decision to discontinue this clinical study due to patient enrollment rates, potential ability to measure positive results in a study that did not pre-select a biomarker identified patient population, and potential risk of success assessment. As importantly, terminating the study has allowed us to focus on more rapid enrollment of GBM patients in our two biomarker-driven Phase 2 studies.

With the US Food and Drug Administration (“FDA”) approval for our investigational new drug application (“IND”), we have future plans for a phase 1/2, open-label, multicenter study of VAL-083 in patients with Recurrent Platinum Resistant Ovarian Cancer (“REPROVe”). Platinum-based chemotherapy is the standard-of-care in the treatment of ovarian cancer. Nearly all ovarian cancer patients eventually become resistant to platinum (“Pt”) based chemotherapy leading to treatment failure and poor patient outcomes. We have demonstrated that VAL-083 is active against Pt-resistant ovarian cancer in vitro. However, based on ongoing evaluation and input from our ovarian cancer advisory board, we are reassessing the development of VAL-083 for the treatment of ovarian cancer. We are in the process of evaluating the best path forward in ovarian cancer and are evaluating strategic options, including the potential combination of VAL-083 with PARP inhibitors. At the American Association for Cancer Research (“AACR”) Annual Meeting in 2018 we presented preclinical data showing that VAL-083 can synergize PARP inhibitors in both a BRACA-proficient and -deficient setting.

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

Our corporate development strategy is to advance VAL-083 on an indication-by-indication basis, and then to consider out-licensing our products when they have matured enough to warrant proper licensing valuations. In addition to VAL-083’s applicability to multiple solid tumor indications, we are also constantly evaluating licensing, or acquiring additional product candidates, in order to establish a product pipeline and to position us for long-term sustainability and growth of shareholder value. We believe the experience of our clinical development team will position us to efficiently develop possible drug candidates that we may acquire, or license, in the future.

We intend to continue to evaluate options for our strategic direction. These options may include raising additional capital, the acquisition of another company and/or complementary assets, our sale, or another type of strategic partnership.

Recent Highlights

●	As of September 1, 2019, we relocated our headquarters from Vancouver, British Columbia to San Diego, California. The Vancouver office will remain open as an administrative office.

●

On August 16, 2019, we closed on the sale of (i) 4,895,000 shares of our common stock, par value $0.001 per share, (ii) pre-funded warrants to purchase an aggregate of 2,655,000 shares of common stock and (iii) common warrants to purchase an aggregate of 7,762,500 shares of common stock, including 800,000 shares of common stock and warrants to purchase an aggregate of 1,012,500 shares of common stock sold pursuant to a partial exercise by the underwriters of the underwriters’ option to purchase additional securities. Each share of common stock or pre-funded warrant, as applicable, was sold together with a common warrant to purchase one share of common stock at a combined effective price to the public of $1.00 per share and accompanying common warrant.

We believe the net proceeds from this offering of approximately $6.7 million will be sufficient to complete full enrollment in all three patient groups of our two ongoing Phase 2 clinical studies for our drug development candidate, VAL-083, expected to occur by the fourth quarter of calendar year 2020.

●	As of August 1, 2019, we provided an update on the first 20 patients enrolled in our ongoing Phase 2 clinical study investigating the first-line treatment of VAL-083 in combination with radiation therapy in newly-diagnosed, MGMT-unmethylated GBM. The study, which is being conducted at the Sun Yat-sen University Cancer Center (“SYSUCC”) is designed to enroll up to 30 patients to determine whether first-line therapy with VAL-083 treatment improves progression free survival (“PFS”). The current standard of care is first-line TMZ with radiation.

As of August 1, 2019, of the first 20 enrolled patients, 17 have received at least their first assessment (two patients have not been enrolled long enough to receive their first assessment and one patient died before their first assessment). “Best Overall Response” for these patients per Investigator Assessment were:

●	Nine have been assessed as having achieved a complete response (CR) (9/17, or 53%)

●	Seven have been assessed with stable disease (SD), (7/17, or 41%); and

●	One has been assessed as disease progression (PD) (1/17, or 6%).

As of August 1, 2019, of the 20 patients enrolled, 17 (85%) have received their two-month (post-third cycle) MRI and investigator assessment, 13 (65%) have received their five-month MRI and investigator assessment, and seven (35%) have received their eight-month MRI and investigator assessment. Two patients (10%) have not been on the study long enough to reach their first assessment, and one patient (5%) died before their first assessment. Importantly, 16 of the 20 patients enrolled (80%) were still alive as of the data cut-off date.

●	On July 24, 2019 we announced the enrollment of the first patient in the adjuvant (pre-temozolomide maintenance) arm of our Phase 2, open label study of VAL-083 in MGMT-unmethylated GBM being conducted at the University of Texas MD Anderson Cancer Center (“MDACC”). The MDACC Institutional Review Board (“IRB”) had previously approved the addition of up to 24 patients in the pre-TMZ maintenance setting (i.e. the adjuvant setting). The up to 24 newly-diagnosed patients will have undergone surgery and chemoradiation with TMZ but will now receive VAL-083 in place of standard of care TMZ for adjuvant therapy.

●	As of July 24, 2019, we have enrolled 56 of the planned up to 83 patients in the recurrent arm of our Phase 2, open-label clinical study of VAL-083 in bevacizumab (Avastin®)-naïve, recurrent GBM (“rGBM”) patients with MGMT-unmethylated status. This study is being conducted at MDACC and is designed to determine the impact of VAL-083 treatment on overall survival compared to historical reference control. We previously announced that the MDACC IRB had approved the addition of up to 35 patients to our rGBM study at a dose of 30 mg/m2. As previously disclosed, we had lowered the dose in this study from 40 mg/m2 to 30 mg/m2 to improve tolerance in this patient population and thereby to potentially increase overall exposure to VAL-083 by increasing the number of cycles of drug patients are able to receive. Upon completion of the initial 48 patients in this study, 13 will have had the 30 mg/m2 dose and 35 will have had the 40 mg/m2. Therefore, potentially adding an additional 35 patients at 30 mg/m2 would result in a total of 48 patients receiving the 30 mg/m2 dose.

●	On June 26, 2019, we amended our articles of incorporation, as amended, to increase the number of authorized shares of common stock from 7,000,000 to 95,000,000 shares.

●	On June 3, 2019, we entered into a securities purchase agreement for the issuance and sale of an aggregate of 1,170,000 shares of common stock in a registered direct offering (the “RD Offering”) and warrants to purchase 760,500 shares of common stock in a concurrent private placement, at a combined purchase price of $3.10 per share and related warrant. The warrants have an exercise price of $3.10 per share, are immediately exercisable, and have a term of exercise of five years. The closing of the issuance and sale of these securities was consummated on June 5, 2019. The net proceeds from the offering, after deducting offering expenses and placement agent fees and expenses payable by us, were approximately $3.2 million.

●	On May 22, 2019, the Nasdaq Staff notified us that we did not meet the stockholders’ equity requirements as of March 31, 2019. We submitted a plan to regain compliance with The Nasdaq Capital Market on May 29, 2019. On June 13, 2019, the Nasdaq Hearings Panel issued a decision granting our request for continued listing, subject to the condition that on or before October 15, 2019, we shall have issued public disclosure on Form 8-K that we have met the stockholders’ equity requirement and have demonstrated compliance with all other requirements for continued listing. On September 6, 2019, the Nasdaq Hearings Panel confirmed that, as a result of our recent financing, we have regained compliance with the Nasdaq stockholders’ equity requirements. Accordingly, the Nasdaq Hearing Panel has determined to continue the listing of our securities on Nasdaq and closed the matter.

●	On May 20, 2019 we announced the expansion of our Scientific Advisory Board (“SAB”) with the addition of the following neuro-oncologists:

o	Dr. David Reardon, clinical director of the Center for Neuro-Oncology at the Dana-Farber Cancer Institute and a Professor of Medicine at the Harvard Medical School

o	Dr. Timothy Cloughesy, professor of neurology at the David Geffen School of Medicine at the University of California, Los Angeles and a member of the UCLA Brain Research Institute and Jonsson Comprehensive Cancer Center

o	Dr. Nicholas Butowski, a neuro-oncologist practicing at UCSF Medical Center in San Francisco, CA, and director of translational research in neuro-oncology and a researcher at the Brain Tumor Center

●	On April 4, 2019, we announced the formation of an SAB. Its inaugural members are Drs. Napoleone Ferrara and John de Groot. Dr. John de Groot, Chairman, ad interim of the Department of Neuro-Oncology at the MD Anderson Cancer Center is an expert in glioma biology and angiogenesis which is the key area of clinical development for VAL-083. Dr. Ferrara is a world-renowned molecular biologist whose pioneering work on the identification of VEGF, a signal protein produced by cells that stimulates the formation of blood vessels, led to the development of Genentech Inc.’s Avastin® for the treatment of certain types of cancer, including ovarian cancer and GBM. Dr. Ferrara is also a member of our Board of Directors and he will serve as the SAB’s Chairman. The SAB will work closely with our management team to optimize the development of VAL-083.

Underwritten Offering

On August 16, 2019, we closed on the sale of (i) 4,895,000 shares of our common stock, par value $0.001 per share (the “Common Stock”), (ii) pre-funded warrants (“PFW”) to purchase an aggregate of 2,655,000 shares of Common Stock and (iii) common warrants to purchase an aggregate of 7,762,500 shares of Common Stock, including 800,000 shares of Common Stock and warrants to purchase an aggregate of 1,012,500 shares of Common Stock sold pursuant to a partial exercise by the underwriters of the underwriters’ option to purchase additional securities, in our previously announced underwritten public offering (the “Offering”). Each share of Common Stock or pre-funded warrant, as applicable, was sold together with a common warrant to purchase one share of Common Stock at a combined effective price to the public of $1.00 per share and accompanying common warrant.

The net proceeds from the Offering, including from the partial exercise of the underwriters’ option to purchase additional securities, were approximately $6.7 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We intend to use the net proceeds from the Offering for our clinical studies and for general corporate purposes, which may include working capital, capital expenditures, research and development and other commercial expenditures. In addition, we may use the net proceeds from the Offering for investments in businesses, products or technologies that are complementary to our business.

We granted the underwriters a 45-day option, ending September 28, 2019, to purchase up to an additional 1,012,500 shares of Common Stock and/or common warrants to purchase up to 1,012,500 shares of Common Stock, at the public offering price less discounts and commissions. On August 15, 2019, the underwriters partially exercised this option by purchasing 800,000 shares of Common Stock and common warrants to purchase an aggregate of 1,012,500 shares of Common Stock.

The common stock purchase warrants are exercisable at $1.00 per share and the PFW are exercisable at $0.01 per share until their expiry on August 16, 2024. We also issued 377,500 warrants to the underwriters of the Offering. The underwriter warrants are exercisable at $1.15 per share commencing 180 days from August 16, 2019 until their expiry on August 16, 2022.

Subject to certain ownership limitations, the warrants are exercisable commencing on the issuance date at an exercise price equal to $1.00 per share of common stock, subject to adjustments as provided under the terms of the warrants.

Each pre-funded warrant is exercisable for one share of our common stock (subject to adjustment as provided for therein) at any time at the option of the holder until such pre-funded warrant is exercised in full, provided that the holder will be prohibited from exercising pre-funded warrants for shares of our common stock if, as a result of such exercise, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of our common stock then issued and outstanding. However, any holder may increase such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to us.

Registered Direct Offering and Private Placement

On June 3, 2019, we entered into a securities purchase agreement for the issuance and sale of an aggregate of 1,170,000 shares of common stock in a registered direct offering (the “RD Offering”) and, in a concurrent private placement, warrants to purchase 760,500 shares of common stock at a combined purchase price of $3.10 per share and related warrant. The warrants have an exercise price of $3.10 per share, are immediately exercisable and have a term of exercise of five years. The closing of the issuance and sale of these securities was consummated on June 5, 2019. The gross proceeds from the offering, prior to deducting offering expenses and placement agent fees and expenses payable by us, were $3.6 million.

Subject to certain ownership limitations, the warrants are exercisable commencing on the issuance date at an exercise price equal to $3.10 per share of common stock, subject to adjustments as provided under the terms of the warrants.

China Clinical Study Update

In August, 2019, we provided an update on the first 20 patients enrolled in our ongoing Phase 2 clinical study investigating the first-line treatment of VAL-083 in combination with radiation therapy in newly-diagnosed, MGMT-unmethylated GBM.  The study, which is being conducted at the Sun Yat-sen University Cancer Center (“SYSUCC”) is designed to enroll up to 30 patients to determine whether first-line therapy with VAL-083 treatment improves progression free survival (“PFS”). The current standard of care is first-line temozolomide (“TMZ”) with radiation.

As of August 1, 2019, of the first 20 enrolled patients, 17 have received at least their first assessment (two patients have not been enrolled long enough to receive their first assessment and one patient died before their first assessment). “Best Overall Response” for these patients per Investigator Assessment were:

●	Nine have been assessed as having achieved a complete response (CR) (9/17, or 53%)

●	Seven have been assessed with stable disease (SD), (7/17, or 41%); and

●	One has been assessed as disease progression (PD) (1/17, or 6%).

Of the 20 patients enrolled, 17 (85%) have received their two-month (post-third cycle) MRI and investigator assessment, 13 (65%) have received their five-month MRI and investigator assessment, and seven (35%) have received their eight-month MRI and investigator assessment. Two patients (10%) have not been on the study long enough to reach their first assessment, and one patient (5%) died before their first assessment. Importantly, 16 of the 20 patients enrolled (80%) were still alive as of the data cut-off date.

Clinical Updates Presented at 2019 American Society of Clinical Oncology

On May 31, 2019, we provided clinical study updates from our ongoing first-line and recurrent studies in patients with MGMT-unmethylated GBM at a Key Opinion Leader (“KOL”) presentation during the 2019 American Society of Clinical Oncology (“ASCO”) annual meeting in Chicago, IL.

At the KOL presentation, we provided an update on the ongoing Phase 2 clinical study investigating the front-line treatment of VAL-083 with radiation therapy in newly diagnosed MGMT-unmethylated GBM. This study is being conducted at SYSUCC in Guangzhou, China in collaboration with Guangxi Wuzhou Pharmaceutical Company. The study is designed to enroll up to 30 patients to determine if first-line therapy with VAL-083 treatment, in lieu of first-line temozolomide, improves PFS.

As of May 17, 2019, eighteen patients have been enrolled in the study. Of these patients, fifteen have received their post-cycle 3 MRI and investigator assessment, and ten have received their post-cycle 7 MRI and investigator assessment. Two patients have not been on the study long enough to reach their first assessment, and one patient died before their first assessment. Assessments are based on the study investigator’s clinical and radiologic assessment, according to the RANO criteria. For the fifteen patients who have received at least one assessment, eight patients were assessed with a “Best Overall Response” of “Complete Response” (8/15, 53.3% CR) and seven patients were assessed with a “Best Overall Response” of “Stable Disease” (7/15, 46.7% SD). Fourteen of the eighteen patients were still alive at the data cut-off date.

We also provided an update on the ongoing recurrent arm of the Phase 2 clinical study of VAL-083 in patients with MGMT-unmethylated, Bevacizumab-naïve recurrent GBM. This study is being conducted in collaboration with MDACC. This biomarker-driven study (testing for MGMT methylation status) has been amended to enroll up to 83 patients (35 with a starting dose of 40 mg/m2; 48 with a starting dose of 30 mg/m2) to determine the potential of VAL-083 treatment to improve overall survival compared to historical reference control of 7.2 months with lomustine.

●	As of May 5, 2019, 51 patients have been enrolled, 35 patients at a starting dose of 40 mg/m2, and 16 patients at a starting dose of 30 mg/m2.

●	For the 47 patients who have been on study long enough to be assessed at the post-cycle 2 MRI:

o	9/35 (25.7%) patients initially receiving 40 mg/m2 exhibited “Stable Disease” per investigator assessment at the end of cycle 2

o	4/12 (33.3%) patients initially receiving 30 mg/m2 exhibited “Stable Disease” per investigator assessment at the end of cycle 2

Additionally, the study protocol has been amended to include enrollment of up to 24 newly-diagnosed GBM patients who have completed chemoradiation treatment with TMZ and received no subsequent TMZ maintenance therapy but will receive VAL-083 instead (the adjuvant arm). The adjuvant arm of the study has been included to explore whether earlier intervention with VAL-083 instead of TMZ maintenance therapy offers clinical benefit and extends the time to recurrence as compared to TMZ maintenance therapy.

Consistent with prior studies, myelosuppression (primarily thrombocytopenia and neutropenia) is the most common adverse event in both ongoing clinical studies.

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

Our current priority is to leverage this research and VAL-083’s unique mechanism of action to efficiently advance our drug candidate for the most promising indications, including:

●	MGMT-unmethylated GBM, currently comprising two ongoing separate Phase 2 clinical studies for:

o	GBM patients in two study arms at MDACC:

▪	as adjuvant therapy immediately following chemoradiation; and

▪	in Avastin®-naïve rGBM patients;

o	Newly diagnosed GBM patients (ongoing study at SYSUCC); and

●	Potential future indications include ovarian cancer, NSCLC, and other solid tumor indications.

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

Phase 2 Study in MGMT-unmethylated GBM in Collaboration with University of Texas MD Anderson Cancer Center

In February 2017, we initiated a biomarker driven, open-label, single-arm Phase 2 study in collaboration with MDACC. This biomarker-driven study (testing for MGMT methylation status) has been amended to enroll up to 83 patients (35 with a starting dose of 40 mg/m2; 48 with a starting dose of 30 mg/m2) to determine the potential of VAL-083 treatment to improve overall survival in GBM patients whose tumors have recurred following treatment with temozolomide. These patients will not have been treated previously with Avastin®. In addition, this study has been amended to include 24 patients in the adjuvant patient population. The GBM patients in the adjuvant arm of the study will have had treatment with TMZ in combination with radiation but rather than then being treated with additional cycles of TMZ, these patients will begin treatment with VAL-083.

Recurrent Study Arm

As of July 24, 2019, 56 patients had been enrolled in the recurrent arm of this Phase 2 study. The original starting dose of 40 mg/m2 of VAL-083 on days 1, 2 and 3, of a 21-day cycle, which was based on the results from our previous Phase 1/2 safety study of VAL-083 in patients with recurrent glioma (clinicaltrials.gov identifier: NCT01478178), has continued to demonstrate myelosuppression as the principal side effect of VAL-083, as per prior clinical experience. The safety profile has been well within the existing safety monitoring guidelines described in the present study protocol. However, in consultation with the principal investigator at MDACC, we have amended the protocol for this clinical study to modify the starting dose of VAL-083 to 30 mg/m2 on days 1, 2 and 3, of a 21-day cycle for this specific population previously treated with temozolomide. This modification may improve tolerance in this patient population and thereby potentially increase overall exposure to VAL-083 by increasing the number of cycles of drug patients may be able to receive. We have modified the patient screening platelet count, from 100,000/µL to 125,000/µL, for the same reasons.

The historical comparison survival data for the recurrent arm of the study is lomustine based on a median overall survival of 7.2 months in unmethylated patients. Safety data from this study will become part of the overall safety dossier to support future filings with the FDA and other regulatory agencies.

On May 31, 2019, we provided a clinical study update on the recurrent study arm of our MDACC clinical study at a KOL presentation during the 2019 ASCO annual meeting in Chicago, IL.

●	As of May 5, 2019, 51 patients have been enrolled, 35 patients at a starting dose of 40 mg/m2, and 16 patients at a starting dose of 30 mg/m2.

●	For the 47 patients who have been on study long enough to be assessed at the post-cycle 2 MRI:

o	9/35 (25.7%) patients initially receiving 40 mg/m2 exhibited “Stable Disease” per investigator assessment at the end of cycle 2

o	4/12 (33.3%) patients initially receiving 30 mg/m2 exhibited “Stable Disease” per investigator assessment at the end of cycle 2

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

A detailed description of this study can be found at clinicatrials.gov, Identifier Number: NCT02717962.

Adjuvant Study Arm

On July 24, 2019, we announced the enrollment of the first patient in the adjuvant arm of the Phase 2 study being conducted at MDACC.

As noted above, patients in the recurrent arm of the MDACC clinical study have been heavily pre-treated with temozolomide. Based on published data from our MDACC and SYSUCC clinical studies, we believe there is a significant opportunity to treat GBM patients in the pre-temozolomide maintenance stage (i.e., adjuvant). At the AACR’s annual meeting in April 2019, we reported that myelosuppression (thrombocytopenia and neutropenia) is the most common adverse event associated with VAL-083. The higher potential for myelosuppression with the 40 mg/m2/day of VAL-083 in this study appears to be correlated with the number of cycles of prior TMZ maintenance therapy (> 5 cycles). These patients will have had an initial cycle of TMZ following radiation but will not have yet started subsequent cycles of TMZ (i.e. maintenance stage TMZ patients). The MDACC IRB has approved the addition of up to 24 patients to the adjuvant setting. These patients will have had an initial cycle of temozolomide following radiation but will not have yet started subsequent cycles of TMZ (i.e. maintenance stage TMZ patients). The comparison survival data for this study is survival data from Tanguturi et al (2017 Nero-Oncology) for MGMT-unmethylated patients of 6.9 months.

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

As of August 1, 2019, of the first 20 enrolled patients, 17 have received at least their first assessment (two patients have not been enrolled long enough to receive their first assessment and one patient died before their first assessment). “Best Overall Response” for these patients per Investigator Assessment were:

●	Nine have been assessed as having achieved a complete response (CR) (9/17, or 53%)

●	Seven have been assessed with stable disease (SD), (7/17, or 41%); and

●	One has been assessed as disease progression (PD) (1/17, or 6%).

Of the 20 patients enrolled, 17 (85%) have received their two-month (post-third cycle) MRI and investigator assessment, 13 (65%) have received their five-month MRI and investigator assessment, and seven (35%) have received their eight-month MRI and investigator assessment. Two patients (10%) have not been on the study long enough to reach their first assessment, and one patient (5%) died before their first assessment. Importantly, 16 of the 20 patients enrolled (80%) were still alive as of the data cut-off date.

Through our research, and that of the NCI, we have previously demonstrated that VAL-083 crosses the blood brain barrier. New preliminary data from the SYSUCC study indicate that the concentration of VAL-083 is generally higher in CSF than in plasma at two hours post-infusion.

Concentration of VAL-083 — Two Hours Post Dose

		Mean Concentrations (ng/mL)		Conc. Ratio @ 2 hours
Dose (mg/m2)	n	Plasma (2 hours post dose)	CSF (2 hours post dose)	CSF/Plasma
20	1	110	154	1.40
30	3	97	134	1.41
40	3	170	190	1.13

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

VAL-083 Historical Data

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

VAL-083 is Active Independent of MGMT

We have presented data at several peer reviewed meetings demonstrating that VAL-083 is active independent of MGMT resistance in GBM cell lines and other CNS tumor cells. Our research, along with that of others, demonstrates that VAL-083’s unique cytotoxic mechanism forms DNA cross-links at the N 7 position of guanine and retains cytotoxic activity independent of MGMT expression in vitro. Our studies demonstrate that VAL-083 has more potent activity against brain tumor cells in comparison to TMZ and overcomes resistance associated with MGMT, suggesting the potential to surpass the current standard-of-care in the treatment of GBM.

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

Phase 1 – 2 Clinical Study Overview and Summary of Results

In an open-label, single arm dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics, and anti-cancer activity of VAL-083, we enrolled forty-eight GBM patients whose disease progressed following prior treatment with temozolomide and Avastin. The study was conducted at five centers in the United States: the Mayo Clinic in Rochester, Minnesota; the Brain Tumor Center at University of California, San Francisco; the Sarah Cannon Cancer Research Center in Nashville, Tennessee and Denver, Colorado; and the SCRI affiliate site at the Florida Cancer Specialist Research Institute in Sarasota, Florida.

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

In summary, the data from our previous Phase 1/2 study are as follows:

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

Based on Phase 1 observations, fourteen additional patients were enrolled in a Phase 2 expansion cohort at 40mg/m2 which was established as the MTD. Consistent with Phase 1, the dose of VAL-083 of 40 mg/m2 on days 1, 2 and 3 of a 21-day cycle was generally well tolerated in Phase 2. At this dose, one subject previously treated with CCNU, a nitrosourea agent, reported severe (Grade 4) thrombocytopenia. As a result of this observation, the protocol inclusion criterion for platelet count was increased from 100,000/μL to 150,000/μL for patients receiving prior nitrosoureas within 12 weeks preceding enrollment. No other dose limiting toxicities were observed.

VAL-083 Safety Observations from Phase 1/2 Clinical Study

Hematologic parameter and CTCAE grade	dose	≤30 mg/m2		40 mg/m2		45 mg/m2		50 mg/m2
	n =	20		17		4		7
Anemia	≤G2	11	55%	2	12%	2	50%	6	86%
	G3	2	10%	—	0%	—	0%	—	0%
	G4	—	0%	—	0%	—	0%	—	0%

Leukopenia	≤G2	5	25%	2	12%	—	0%	5	71%
	G3	1	5%	—	0%	—	0%	3	43%
	G4	—	0%	—	0%	2	50%	—	0%

Neutropenia	≤G2	4	20%	—	0%	—	0%	—	0%
	G3	—	0%	—	0%	—	0%	3	43%
	G4	—	0%	—	0%	2	50%	1	14%

Thrombocytopenia	≤G2	9	45%	3	18%	—	0%	3	43%
	G3	—	0%	—	0%	1	25%	3	43%
	G4	—	0%	1	6%	2	50%	1	14%

DLT Observed		nil		1		2		2

Doses Achieved

Based the results of our Phase 1/2 study, we confirmed that we achieved doses of VAL-083 that are higher than were utilized in the original published NCI-sponsored clinical studies. A summary in comparison to the NCI’s historical regimen is as follows:

Dosing Regimen & Study	Single Dose	Acute Regimen (single cycle)	Comparative Cumulative Dose (@ 35 days)	Dose Intensity (dose per week)
NCI GBM historical regimen (Eagan et al) daily x 5 q 5wks (cycle = 35 days)	25 mg/m2	x5 days = 125 mg/m2	125 mg/m2	25 mg/m2/wk.
DelMar VAL-083 achieved regimen daily x 3 q 3wks (cycle = 21 days)	40 mg/m2	x 3 days = 120 mg/m2	240 mg/m2	40 mg/m2/wk.

Daily x 5 q 5wks refers to a dosing regimen of once per day for five consecutive days every five weeks (35-day cycle while daily x 3 q 3wks refers to a dosing regimen of once per day for three consecutive days every three weeks (21-day cycle).

Our achieved dosing regimen increased the amount of VAL-083 delivered to the CNS over historical regimens without increased toxicity. Thus, our regimen achieved both a higher maximum concentration and higher overall exposure, which we believe may increase the likelihood of successful treatment outcomes in glioblastoma and other brain tumors.

Based on our ongoing Phase 2 study at MDACC, we believe that the safety profile of the 40 mg/m2 is within the existing safety monitoring guidelines described in the present study protocol. However, in consultation with the principal investigator at MDACC, we have amended the protocol for the study to modify the starting dose of VAL-083 to 30 mg/m2 on days 1, 2 and 3, of a 21-day cycle for this specific study population which has been previously treated with temozolomide. We believe this modification may improve tolerance in this patient population and maximize overall exposure to VAL-083 thereby increasing the number of cycles of drug patients are able to receive. The 30 mg/m2 dosing regimen is 20% over the historical regimen.

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

Observed pharmacokinetics from VAL-083 Phase 1 clinical study dose vs. AUC

Based on observed and previously published pharmacokinetics, we believe that therapeutic doses equal to, or above, 20 mg/m2 daily on days 1, 2 and 3 of a 21-day cycle should deliver sufficient levels of VAL-083 to brain tumors to achieve a therapeutic benefit. We are currently using a dose of 30 mg/m2 daily on days 1, 2 and 3 of a 21-day cycle in our two Phase 2 studies that are currently ongoing.

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

Tumor Response and Outcomes

GBM patients in our Phase 1/2 clinical study were not re-resected prior to treatment with VAL-083 and therefore had a growing recurrent GBM tumor at the time of enrollment. Patients were monitored for tumor response by MRI.

Consistent with un-resected GBM, median progression free survival (“PFS”) was short at 1.2 months (range: 0.2 – 20.1 months). Five GBM patients treated with VAL-083 were reported to have stable disease as their best response following treatment; the remainder reported progressive disease.

Disease progression is typical in a refractory GBM population with non-resected tumors. However, we believe that slowed progression may provide meaningful clinical benefit in this patient population through prolonged overall survival and improved quality of life.

According to published literature, GBM patients failing Avastin have a poor prognosis with expected survival under five months.

Analysis of twenty-two patients receiving an assumed therapeutic dose of VAL-083 (≥20mg/m2) demonstrated median survival of 8.35 months following Avastin failure.

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

Pt-based chemotherapies function by causing extensive damage to a cancer cell’s DNA. Cancer cells are adept at overcoming DNA damage or employing mechanisms to repair DNA damage induced by Pt-based chemotherapy. One of the most common obstacles to DNA-damaging chemotherapy is mutations to a gene called p53. Cellular processes governed by the p53 gene are critical in assessing DNA damage and determining if a cell should cease from dividing or self-destruct. When p53 does not function properly, cancer cells continue to divide despite the treatment with DNA-damaging chemotherapy, making these drugs ineffective and leading to treatment resistance. This occurs in nearly all cases of the most difficult ovarian cancer to treat — high grade serous ovarian cancer (HGSOC) — which accounts for up to 70% of ovarian cancer cases and approximately 90% of ovarian cancer deaths. P53 mutations are associated with resistance to Pt-based chemotherapy, which leads to treatment failure and increased mortality. Solving this problem is a major goal in the development of new treatments for ovarian cancer.

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

Other Indications for VAL-083 — Potential Future Opportunities

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

VAL-083 Target Markets

DNA-targeting agents such as alkylating agents or platinum-based chemotherapy form the mainstay of chemotherapy treatments used in the treatment of cancers. For example, TMZ had peak annual sales of $1.1 billion in 2010, while bendamustine, had peak annual sales of $0.8 billion in 2014.

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

VAL-083 target markets	2024 Estimated Global Sales
Glioblastoma multiforme (GBM)	$1.5B
Ovarian Cancer	$4.2B
Non-small cell lung cancer (NSCLC)	$32.6B

Source: Evaluate Pharma

Glioblastoma Multiforme

GBM is the most common and the most lethal form of glioma. According to the Central Brain Tumor Registry of The United States, GBM occurs with an incidence of 3.20 per 100,000 person-years. Approximately 13,000 new cases of GBM were diagnosed in the United States and 16,000 in Europe during 2017.

Newly diagnosed patients suffering from GBM are initially treated through invasive brain surgery, although disease progression following surgical resection is nearly 100%. Temozolomide (Temodar®) in combination with radiation is the front-line therapy for GBM following surgery. Global revenues of branded Temodar reached $1.1 billion in 2010. Approximately 60% of GBM patients treated with Temodar® experience tumor progression within one year. Median overall survival in newly-diagnosed, unmethylated GBM patients is 12.2 months.

Bevacizumab (Avastin®) has been approved for the treatment of GBM in patients failing Temodar®. In clinical studies, approximately 20% of patients failing Temodar® respond to Avastin® therapy and no improvement in median survival was reported.

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

Lung Cancer

Lung cancer is the most common cancer in the world with 1.8 million cases in 2012, representing 13% of all cancers. According to the American Lung Association, lung cancer is the leading cancer killer in both men and women in the U.S. During 2018, an estimated 234,030 new cases of lung cancer were expected to be diagnosed.

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

Until recently, supply of VAL-083 for our clinical studies has been provided through our collaboration with Guangxi Wuzhou Pharmaceutical Company. Guangxi Wuzhou Pharmaceutical Company as a manufacturer has established a commercial-scale manufacturing process based on the North American process originally developed for the NCI that has been licensed by the CFDA for commercial supply of VAL-083 in China. However, to-date, they have not achieved the quality of systems necessary to meet FDA manufacturing standards.

To address the need to meet FDA standards, we have engaged third-party contract manufacturers with the capabilities to establish the processes, procedures and quality systems necessary to meet U.S., Canadian, E.U. and other international manufacturing requirements in accordance with Good Manufacturing Practice (“cGMP”) regulations. We have now received drug supply manufactured under full cGMP conditions. We intend to use this drug supply for all future clinical studies.

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

Pursuant to the Guangxi Agreement, we granted to Guangxi Wuzhou Pharmaceutical Company a royalty-free license to certain of our intellectual property, as it relates to quality control and drug production methods for VAL-083, and we agreed that Guangxi Wuzhou Pharmaceutical Company will be our exclusive supplier of VAL-083 for clinical studies and commercial sales, subject to Guangxi Wuzhou Pharmaceutical Company obtaining and maintaining cGMP certification by the FDA, EMA or other applicable regulatory agencies, and Guangxi Wuzhou Pharmaceutical Company being able to meet volumes ordered by us. We will continue to work with Guangxi Wuzhou Pharmaceutical Company to achieve US FDA compliance in order to potentially have them as our future supplier for global sales of VAL-083.

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

Our patents and patent applications can be summarized in fourteen series as follows:

●	Series I is generally directed to synthesis of VAL-083.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 8,563,758	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol
United States Patent No. 8,921,585	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol
United States Patent No. 9,085,544	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol
United States Patent No. 9,630,938	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol
PCT Patent Application Serial No. PCT/US2011/048032	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol. National phase applications pending and granted in various countries.	2031

●	Series II is generally directed to use of VAL-083 to treat a range of diseases and conditions, including but not limited to malignancies.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 9,066,918	Compositions And Methods To Improve The Therapeutic Benefit Of Suboptimally Administered Chemical Compounds Including Substituted Hexitols Such As Dianhydrogalactitol And Diacetyldianhydrogalactitol
United States Patent No. 9,901,563	Compositions And Methods To Improve The Therapeutic Benefit Of Suboptimally Administered Chemical Compounds Including Substituted Hexitols Such As Dianhydrogalactitol And Diacetyldianhydrogalactitol

●	Series III is generally directed to analytical methods for VAL-083.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 9,759,698	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol
United States Patent No. 10,145,824	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol
United States Patent No. 9,029,164	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol
PCT Patent Application Serial No. PCT/IB2013/000793	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol. National phase applications pending and granted in various countries.	2033

Patent or Patent Application No.	Title	Expiry
PCT Patent Application Serial No. PCT/US2014/066087	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol.	2034

●	Series IV is generally directed to the use of VAL-083 to treat GBM or medulloblastoma.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 16/242,752	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma
United States Patent No. 9,687,466	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma
United States Patent No. 10,201,521	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma
PCT Patent Application Serial No. PCT/US2013/022505	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma. National phase applications pending in various countries.	2033

●	Series V is generally directed to the veterinary use of VAL-083.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 9,814,693	Veterinary Use Of Dianhydrogalactitol, Diacetyldianhydrogalactitol, And Dibromodulcitol To Treat Malignancies

●	Series VI is generally directed to the use of VAL-083 to treat tyrosine-kinase-inhibitor-resistant malignancies.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 14/409,909	Methods For Treating Tyrosine-Kinase-Inhibitor-Resistant Malignancies In Patients With Genetic Polymorphisms Or Ahi1 Dysregulations Or Mutations Employing Dianhydrogalactitol, Diacetyldianhydrogalactitol, Dibromodulcitol, Or Analogs Or Derivatives Thereof
PCT Patent Application Serial No. PCT/US2013/047320	Methods For Treating Tyrosine-Kinase-Inhibitor-Resistant Malignancies In Patients With Genetic Polymorphisms Or Ahi1 Dysregulations Or Mutations Employing Dianhydrogalactitol, Diacetyldianhydrogalactitol, Dibromodulcitol, Or Analogs Or Derivatives Thereof. National phase applications pending in various countries.	2033

●	Series VII is generally directed to the use of VAL-083 to treat recurrent malignant glioma and progressive secondary brain tumor.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 14/682,226	Use Of Dianhydrogalactitol And Analogs And Derivatives Thereof To Treat Recurrent Malignant Glioma Or Progressive Secondary Brain Tumor
PCT Application Serial No. PCT/US2014/040461	Use Of Dianhydrogalactitol And Analogs And Derivatives Thereof To Treat Recurrent Malignant Glioma Or Progressive Secondary Brain Tumor. National phase applications pending and granted in various countries.	2034

●	Series VIII is generally directed to the use of VAL-083 to treat non-small-cell lung cancer.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 14/710,240	Use of Dianhydrogalactitol and Analogs or Derivatives Thereof in Combination With Platinum-Containing Antineoplastic Agents to Treat Non Small-Cell Carcinoma of the Lung and Brain Metastases
PCT Patent Application Serial No. PCT/US2015/024462	Use of Dianhydrogalactitol and Analogs or Derivatives Thereof to Treat Non-Small Cell Carcinoma of the Lung and Ovarian Cancer. National phase applications pending in various countries.	2035

●	Series IX is generally directed to the use of VAL-083 and radiation to treat NSCLC and GBM.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 15/525,933	Dianhydrogalactitol Together with Radiation to Treat Non-Small-Cell Carcinoma of the Lung and Glioblastoma Multiforme.
PCT Patent Application Serial No. PCT/US2015/059814	Dianhydrogalactitol Together with Radiation to Treat Non-Small-Cell Carcinoma of the Lung and Glioblastoma Multiforme. National phase applications pending in various countries.	2035

●	Series X is generally directed to the use of VAL-083 in NSCLC and ovarian cancer:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 15/759,104	Use of Dianhydrogalactitol And Derivatives Thereof in the Treatment of Glioblastoma, Lung Cancer and Ovarian Cancer.

●	Series XI is generally directed to the use of VAL-083 in the treatment of CNS malignancies:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 15/624,200	Use of Dianhydrogalactitol or Derivatives and Analogs Thereof for Treatment of Pediatric Central Nervous System Malignancies.
United States Patent Application Serial No. 15/771,631	Use of Dianhydrogalactitol or Derivatives and Analogs Thereof for Treatment of Pediatric Central Nervous System Malignancies.

●	Series XII is generally directed to the analysis and resolution of VAL-083 preparations:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 15/778,546	Methods for analysis and Resolution of Preparations of Dianhydrogalactitol and Derivatives and Analogs Thereof.
PCT Patent Application Serial No. PCT/US2016/063362	Methods for analysis and Resolution of Preparations of Dianhydrogalactitol and Derivatives and Analogs Thereof. National phase applications pending in various countries.	2036

●	Series XIII is generally directed to combinations:

Patent or Patent Application No.	Title	Expiry
PCT Patent Application Serial No. PCT/US2018/030391	Use of Dianhydrogalactitol and Analogs and Derivatives in Combination VEGF inhibitors to Treat Cancer	2038

Patent or Patent Application No.	Title	Expiry
PCT Patent Application Serial No. PCT/US2018/020314	Use of Dianhydrogalactitol and Analogs and Derivatives in Combination with a P53 Modulator or a PARP Inhibitor	2038

●	Series XIV is generally directed to DIPG:

Patent or Patent Application No.	Title	Expiry
PCT Patent Application Serial No. PCT/IB2018/001357	Dianhydrogalactitol for the Treatment of Diffuse Intrinsic Pontine Gliomas	2038

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

VAL-083 has been granted protection under the Orphan Drug Act by the FDA and the European Medicines Agency for the treatment of gliomas, including GBM. The FDA has also granted Orphan Drug protection to VAL-083 for the treatment of medulloblastoma and ovarian cancer.

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

In the U.S., specific preclinical data, manufacturing and chemical data, as described above, need to be submitted to the FDA as part of an IND application, which, unless the FDA objects, will become effective 30 days following receipt by the FDA. Phase 1 studies in human volunteers may commence only after the application becomes effective. Prior regulatory approval for human healthy volunteer studies is also required in member states of the E.U. Currently, in each member state of the E.U., following successful completion of Phase 1 studies, data are submitted in summarized format to the applicable regulatory authority in the member state in respect of applications for the conduct of later Phase 2 studies. The regulatory authorities in the E.U. typically have between one and three months in which to raise any objections to the proposed study, and they often have the right to extend this review period at their discretion. In the U.S., following completion of Phase 1 studies, further submissions to regulatory authorities are necessary in relation to Phase 2 and 3 studies to update the existing IND.

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

Maintaining substantial compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Drug manufacturers are required to register their establishments with the FDA and certain state agencies, and after approval, the FDA and these state agencies conduct periodic unannounced inspections to ensure continued compliance with ongoing regulatory requirements, including cGMPs. In addition, after approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. The FDA may require post-approval testing and surveillance programs to monitor safety and the effectiveness of approved products that have been commercialized. Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including:

●	record-keeping requirements;

●	reporting of adverse experiences with the drug;

●	providing the FDA with updated safety and efficacy information;

●	reporting on advertisements and promotional labeling;

●	drug sampling and distribution requirements; and

●	complying with electronic record and signature requirements.

In addition, the FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. There are numerous regulations and policies that govern various means for disseminating information to health-care professionals as well as consumers, including to industry sponsored scientific and educational activities, information provided to the media and information provided over the Internet. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label.

The FDA has very broad enforcement authority and the failure to comply with applicable regulatory requirements can result in administrative or judicial sanctions being imposed on us or on the manufacturers and distributors of our approved products, including warning letters, refusals of government contracts, clinical holds, civil penalties, injunctions, restitution and disgorgement of profits, recall or seizure of products, total or partial suspension of production or distribution, withdrawal of approvals, refusal to approve pending applications, and criminal prosecution resulting in fines and incarceration. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In addition, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

Sales of our product candidates, if approved, will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage or reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any drug candidates that we develop will be made on a payor-by-payor basis. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of our product candidates, once approved, and have a material adverse effect on our sales, results of operations and financial condition.

Because of our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors, we will also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we will conduct our business, including our clinical research, proposed sales, marketing and educational programs. Failure to comply with these laws, where applicable, can result in the imposition of significant civil penalties, criminal penalties, or both. The U.S. laws that may affect our ability to operate, among others, include: the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; certain state laws governing the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs; federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent; federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

In addition, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

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

Several companies are marketing and developing oncology immunotherapy products. Companies with approved marketed oncology products for GBM are Merck (Temodar ® ) and Genentech (Avastin ® ). Companies with oncology immunotherapy product candidates in clinical development include, but are not limited to, Northwest Biotherapeutics (DCVax-L), Celldex Therapeutics (Rindopepimut (CDX-110)) and ImmunoCellular Therapeutics (ICT-107).

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

We expect that our ability to compete effectively will depend upon our ability to:

●	successfully and rapidly complete adequate and well-controlled clinical studies that demonstrate statistically significant safety and efficacy and to obtain all requisite regulatory approvals in a cost-effective manner;

●	maintain a proprietary position for our manufacturing processes and other technology;

●	produce our products in accordance with FDA and international regulatory guidelines;

●	attract and retain key personnel; and

●	build or access an adequate sales and marketing infrastructure for any approved products.

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

On May 8, 2019, we effected a one-for-ten reverse stock split (the “Reverse Stock Split”) of our issued and outstanding and authorized common stock. All per share amounts and number of shares of common stock in this report on Form 10-K reflect the Reverse Stock Split. The Reverse Stock Split does not affect the our authorized preferred stock of 5,000,000 shares; except that, pursuant to the terms of the Certificate of Designations of Series B Convertible Preferred Stock for the issued and outstanding shares of our Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), the conversion price at which shares of Series B Preferred Stock may be converted into shares of common stock will be proportionately adjusted to reflect the Reverse Stock Split.

On June 26, 2019, we amended our articles of incorporation, as amended, to increase the number of authorized shares of common stock from 7,000,000 to 95,000,000 shares.

Research and Development

During the years ended June 30, 2019 and 2018, we recognized $3,662,056 and $7,132,952, respectively, in research and development expenses.

Employees

We have two full-time employees and retain the services of approximately 15 persons on an independent contractor/consultant and contract-employment basis. As such, we currently operate in a “virtual” corporate structure in order to minimize fixed personnel costs.

Available Information

We maintain an internet website at www.delmarpharma.com. We do not incorporate the information on our website into this report and you should not consider it part of this report.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and/or license and development agreements with collaboration partners. As of June 30, 2019, we had cash and cash equivalents of $3,718,758. Taking into consideration the net proceeds from the financing we closed on August 16, 2019 of approximately $6.7 million we expect to fund our operations into the fourth quarter of calendar 2020. We will also need to raise additional capital to fund our operations. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, then-existing stockholders’ interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect their rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations.

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

Our ability to meet our obligations and continue the research and development of our product candidate is dependent on our ability to continue to raise adequate financing. We may not be successful in obtaining such additional financing in the amount required at any time, or for any period, or, if available, that it can be obtained on terms satisfactory to us. In the event that we are unable to obtain such additional financing, we may be unable to meet our obligations under our planned clinical studies and we may have to tailor our drug candidate development programs based on the amount of funding we raise which could negatively impact the timing of our clinical results. In addition, we could be required to cease our operations.

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

If we fail to maintain compliance with the requirements of The Nasdaq Capital Market LLC (“Nasdaq”) for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on The Nasdaq Capital Market.

As previously disclosed, on June 28, 2018, the Staff of the Listing Qualifications Department of The Nasdaq Stock Market (the “Nasdaq Staff”) notified us that it did not comply with the minimum $1.00 per share bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”), and we were therefore granted 180 calendar days, through December 26, 2018, to regain compliance. On December 27, 2018, the Nasdaq Staff notified us that we had not regained compliance with the Bid Price Requirement, that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 did not qualify us for an additional 180 calendar day extension period for compliance and that we would therefore be subject to delisting unless we requested a hearing before a Nasdaq Hearings Panel. Accordingly, we requested a hearing, which was held on January 31, 2019, at which we presented our plan of compliance. On February 4, 2019, the Nasdaq Hearings Panel issued a decision granting our request for continued listing of our common stock on The Nasdaq Capital Market pursuant to an extension through June 25, 2019, subject to the condition that we shall have demonstrated a closing bid price of $1.00 per share or more for a minimum of ten consecutive business days by June 25, 2019. As a result of our previously disclosed one-for-ten reverse stock split effected on May 8, 2019, on May 23, 2019, we received written notice from Nasdaq that we have regained compliance with the Bid Price Requirement. However, our common stock has recently traded below the Bid Price Requirement, and we may be subject to an additional notice from Nasdaq if we do not satisfy the Bid Price Requirement.

Notwithstanding, there can be no assurance that we will be able to maintain compliance, and if we are unable to maintain compliance with the continued listing requirements, including the Bid Price Requirement, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

If we are unable to effectively implement or maintain a system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. Management determined that as of June 30, 2019 and in past periods, our disclosure controls and procedures and internal control over financial reporting were not effective due to material weaknesses in our internal control over financial reporting related to our limited number of employees in our accounting department and inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Any failure to implement new or improved controls necessary to remedy the material weaknesses described above, or difficulties encountered in the implementation or operation of these controls, could harm our operations, decrease the reliability of our financial reporting, and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

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

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we, or they, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Patent applications in the U.S. are maintained in secrecy and not published if either: i) the application is a provisional application or ii) the application is filed and we request no publication, and certify that the invention disclosed “has not and will not” be the subject of a published foreign application. Otherwise, U.S. applications or foreign counterparts, if any, publish 18 months after the priority application has been filed. Since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we or any licensor were the first creator of inventions covered by pending patent applications or that we or such licensor was the first to file patent applications for such inventions. Moreover, we might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome were favorable to us. There can be no assurance that our patents, if issued, would be held valid or enforceable by a court or that a competitor’s technology or product would be found to infringe such patents.

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

In addition, the protection of intellectual property rights in China (where our clinical product candidate, VAL-083, is manufactured pursuant to a collaboration agreement with the only manufacturer presently licensed by the CFDA to manufacture VAL-083 for the China market, and where VAL-083 is approved for the treatment of CML and lung cancer) is relatively weak compared to the United States, which may negatively affect our ability to generate royalty revenue from sales of VAL-083 in China.

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

Several companies are marketing and developing oncology immunotherapy products. Companies with approved marketed oncology products for GBM are Merck (Temodar ®) and Genentech (Avastin ®). Companies with oncology immunotherapy product candidates in clinical development include, but are not limited to, Northwest Biotherapeutics (DCVax-L), Celldex Therapeutics (Rindopepimut (CDX-110)) and ImmunoCellular Therapeutics (ICT-107).

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

We currently have two full-time employees, and retain the services of approximately 15 persons on an independent contractor/consultant and contract-employment basis. Our ability to manage growth effectively will require us to continue to implement and improve our management systems and to recruit and train new employees. Although we have done so in the past and expect to do so in the future, there can be no assurance that we will be able to successfully attract and retain skilled and experienced personnel.

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

We have engaged a single manufacturer to produce GMP active pharmaceutical ingredient and a single manufacturer to produce drug product for our clinical studies. In addition, we have relied on our manufacturing partner, Guangxi Wuzhou Pharmaceutical Company, for the manufacture of clinical supply of VAL-083 for our preclinical and Phase 2 clinical studies to-date. If our manufacturer’s facility were damaged or destroyed, or otherwise subject to disruption, it would require substantial lead-time to replace our clinical supply. In such event, we would be forced to rely entirely on other third-party contract manufacturers for an indefinite period of time. We do not currently have established relationships with any back-up manufacturers. At this time no drug product has been manufactured by a third-party back-up manufacturer. Any disruptions or delays by our third-party manufacturers or Guangxi Wuzhou Pharmaceutical Company or their failure to meet regulatory compliance could impair our ability to develop VAL-083, which would adversely affect our business and results of operations.

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

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors has the authority to issue up to 5,000,000 shares of our preferred stock (of which 1 share has been designated Special Voting Preferred Stock and is issued and outstanding, 278,530 shares have been designated Series A Preferred Stock and are issued and outstanding, and 1,000,000 shares have been designated as Series B Preferred Stock, of which 648,613 shares are issued and outstanding, as of September 6, 2019) without further stockholder approval. As a result, our Board of Directors could authorize the issuance of additional series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

Our issuance of common stock upon exercise of warrants, Performance Share Units, or options, exchange of Exchangeable Shares, or conversion of Series B Preferred Stock may depress the price of our common stock.

As of September 6, 2019, we had 11,388,483 shares of common stock issued and outstanding, 7,813 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at the option of us or Callco, to have us or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of our common stock) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 9,683,596 shares of common stock, outstanding Series B convertible preferred shares that are convertible into 162,177 shares of common stock and outstanding options to purchase 1,329,199 shares of common stock (of which 549,199 options are subject to stockholder approval of the increase in the number of shares authorized for issuance under our 2017 Omnibus Equity Incentive Plan (the “2017 Plan”), as amended, at the next annual meeting of stockholders). All Exchangeable Shares, warrants, and options are convertible or exercisable into one share of common stock. Each share of Series B preferred stock is convertible into 0.25 shares of common stock. The issuance of shares of common stock upon exercise of outstanding warrants or options or exchange of Exchangeable Shares could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

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

Item 2. Properties.

Our corporate headquarters are currently located at 12707 High Bluff Dr., Suite 200, San Diego CA, 92130. We recently relocated our headquarters from Suite 720-999 West Broadway, Vancouver, British Columbia, Canada which will remain open as an administrative office. Our clinical operations are managed at 3475 Edison Way, Suite R, Menlo Park, California, 94025. Our current monthly base rent for our Vancouver office is $2,844 (CDN $3,725) on a month-to-month basis. In addition, Valent Technologies, LLC (“Valent”), which is owned by Dr. Dennis Brown, our Chief Scientific Officer, leases facilities in California and we have access to such facilities pursuant to an informal unwritten arrangement with Valent. Our leased premises, academic relationships, and access to the Valent facility are sufficient to meet the immediate needs of our business, research and operations.

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

As of August 30, 2019, there were approximately 314 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

During the three months ended June 30, 2019, we issued 3,841 shares of common stock as dividends on our outstanding shares of Series B Preferred Stock, 1,175 shares of common stock in relation to services received by us, and 1,250 common shares upon the conversion of Exchangeco shares.

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

You should review the factors and risks we describe under “Risk Factors” in this report on Form 10-K for the year ended June 30, 2019 and in our other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

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

Effective September 1, 2019, we moved our corporate head office from Vancouver, British Columbia, Canada, to San Diego, California. The Vancouver office will remain open as an administrative office.

Outstanding Securities

As of September 6, 2019, we had 11,388,483 shares of common stock issued and outstanding, 7,813 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at our option or Callco’s, to have us or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of our common stock) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 9,683,596 shares of common stock, 648,613 outstanding shares of Series B Preferred Stock that are convertible into 162,177 shares of common stock, and outstanding stock options to purchase 1,329,199 shares of common stock (of which 549,199 options are subject to stockholder approval of the increase in the number of shares authorized for issuance under the 2017 Plan at the next annual meeting of stockholders). All Exchangeable Shares, warrants, and stock options are convertible, or exercisable into, one share of common stock. Each Series B convertible preferred share is convertible into 0.25 shares of common stock.

On May 8, 2019, we effected a one-for-ten reverse stock split (the “Reverse Stock Split”) of our issued and outstanding and authorized common stock. All per share amounts and number of shares of common stock in the MD&A and consolidated financial statements reflect the Reverse Stock Split. The Reverse Stock Split does not affect the our authorized preferred stock of 5,000,000 shares; except that, pursuant to the terms of the Certificate of Designations of Series B Convertible Preferred Stock for the issued and outstanding shares of our Series B Convertible Preferred Stock, par value $0.001 per share, the conversion price at which shares of Series B Preferred Stock may be converted into shares of common stock will be proportionately adjusted to reflect the Reverse Stock Split.

On June 26, 2019, we amended our articles of incorporation, as amended, to increase the number of authorized shares of common stock from 7,000,000 to 95,000,000 shares.

Related Parties

We acquired our initial patents and technology rights from Valent, an entity owned by Dr. Dennis Brown, our Chief Scientific Officer. As a result, Valent is a related party to us.

During the year ended June 30, 2018, we recognized a total expense of $311,683 relating to the settlement agreement with our former President and Chief Operating Officer. Amounts owed to officers and directors, including to our former President and Chief Operating Officer, have been aggregated and not shown separately, and are non-interest bearing and payable on demand.

Selected Annual Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at June 30, 2019 and June 30, 2018 is the US$. The following tables represent selected financial information for us for the periods presented.

Selected Balance Sheet data

	June 30, 2019 $	June 30, 2018 $

Cash and cash equivalents	3,718,758	5,971,995
Working capital	1,955,468	5,407,929
Total assets	4,037,255	7,074,855
Total stockholders’ equity	1,967,530	5,435,223

Selected Statement of operations data

For the years ended:

	June 30,	June 30,
	2019	2018
	$	$

Research and development	3,662,056	7,132,952
General and administrative	4,736,440	4,041,711
Change in fair value of derivative liabilities	(433,503)	(60,111)
Derivative liability issue costs	126,186	-
Foreign exchange loss	17,746	57,003
Interest income	(60,704)	(33,243)
Net and comprehensive loss for the year	8,048,221	11,138,312
Series B Preferred stock dividend	80,431	176,236
Net and comprehensive loss available to common stockholders	8,128,652	11,314,548
Basic weighted average number of shares	2,574,692	2,086,142
Basic and fully diluted loss per share	3.16	5.42

Expenses net of non-cash, share-based compensation expense - non-GAAP

The following table discloses research and development, and general and administrative expenses net of non-cash, share-based compensation payment expense. The disclosure has been provided to reconcile the total operational expenses on a GAAP basis and the non-GAAP operational expenses net of non-cash stock-based compensation in order to provide an estimate of cash used in research and development, and general and administrative expense. Management uses the cash basis of expenses for forecasting and budget purposes to determine the allocation of resources and to plan for future financing opportunities.

For the years ended:

	June 30, 2019 $	June 30, 2018 $

Research and development - GAAP	3,662,056	7,132,952
Less: non-cash share-based compensation expense	(88,445)	(149,452)
Research and development net of non-cash share-based, compensation expense- Non-GAAP	3,573,611	6,983,500

General and administrative - GAAP	4,736,440	4,041,711
Less: non-cash share-based compensation expense	(901,218)	(596,079)
General and administrative net of non-cash share-based, compensation expense – Non-GAAP	3,835,222	3,445,632

Results of Operations

Comparison of the years ended June 30, 2019 and June 30, 2018

	Years ended
	June 30, 2019 $	June 30, 2018 $	Change $	Change %

Research and development	3,662,056	7,132,952	(3,470,896)	(49)
General and administrative	4,736,440	4,041,711	694,729	17
Change in fair value of derivative liabilities	(433,503)	(60,111)	(373,392)	621
Derivative liability issue costs	126,186	-	126,186	100
Foreign exchange loss	17,746	57,003	(39,257)	(69)
Interest income	(60,704)	(33,243)	(27,461)	83
Net loss and comprehensive loss	8,048,221	11,138,312	(3,090,091)

Research and Development

Research and development expenses decreased to $3,662,056 for the year ended June 30, 2019 from $7,132,952 for the year ended June 30, 2018. The decrease was largely attributable to a decrease in clinical development costs due to the termination of the STAR-3 study, personnel, preclinical research, intellectual property and travel expenses during the year ended June 30, 2019 compared to the year ended June 30, 2018. For the years ended June 30, 2019 and 2018 we incurred non-cash share-based compensation expense of $88,445 and $149,452, respectively, related to stock option expense and shares issued for services. During the year ended June 30, 2018, we entered into a separation agreement with our former President and Chief Operating Officer that required the accelerated vesting of certain stock options. The research and development portion of the expense of the accelerated vesting was recognized during the year ended June 30, 2018 resulting in a higher non-cash share-based compensation expense for the year ended June 30, 2018 compared to the year ended June 30, 2019.

Excluding the impact of non-cash share-based compensation expense, research and development expenses decreased to $3,573,611 during the current year from $6,983,500 for the prior year. The decrease in clinical development costs for the year ended June 30, 2019 compared to the year ended June 30, 2018 was primarily due to the termination of our STAR-3, Phase 3 study which was announced in February 2018. During the year ended June 30, 2018, we incurred significant study start-up costs in relation to the STAR-3 study. In addition, clinical development costs were higher in the prior year compared to the current year due to the timing of certain manufacturing activities for the production of GMP material and related stability studies. Clinical development costs can vary significantly due to the timing of patient enrollment, how a patient reacts to treatment, and the number of treatment cycles a patient receives.

Personnel costs decreased during the year ended June 30, 2019 compared to the year ended June 30, 2018 primarily due to amounts recognized in the prior year pursuant to the settlement agreement with our former President and Chief Operating Officer. Preclinical research decreased largely due to a decrease in the ongoing mechanism of action research that we have undertaken in the prior year. Intellectual property costs decreased in the year ended June 30, 2019 compared to the year ended June 30, 2018 as we have refined our patent portfolio by focusing on our most important patent claims in the most important jurisdictions. Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs. Travel costs have decreased in the year ended June 30, 2019 compared to the year ended June 30, 2018 as we have focused on reducing all travel expenses.

General and Administrative

General and administrative expenses were $4,736,440 for the year ended June 30, 2019 compared to $4,041,711 for the year ended June 30, 2018. The increase was largely due to higher non-cash share-based compensation expense and cash expenses related to personnel, professional fees, and office and sundry expenses partially offset by lower travel costs in the current year compared to the prior year. In relation to general and administrative expenses during the years ended June 30, 2019 and June 30, 2018, we incurred non-cash share-based compensation expense of $901,218 and $596,079, respectively, relating to performance share units, warrants issued for services, and stock options.

Excluding the impact of non-cash share-based compensation expense, general and administrative expenses increased in the year ended June 30, 2019 to $3,835,222 from $3,445,632 for the year ended June 30, 2018. Personnel costs increased during the year ended June 30, 2019 compared to the year ended June 30, 2018 primarily due to the appointment of our new President and Chief Executive Officer in May 2018. The increase in professional fees related primarily to our proposed rights offering. We filed a registration statement in connection with a proposed rights offering (the “Rights Offering”), which registration statement was last amended on June 10, 2019. Due to management’s assessment that market conditions were not conducive to an offering that would be in the best interests of our stockholders, we terminated the Rights Offering on June 27, 2019 and withdrew the related registration statement and post-effective amendment thereto that were previously filed with the Securities and Exchange Commission. As a result, the professional fees related to the Rights Offering of $555,664 were expensed in the quarter ended June 30, 2019. Office and sundry expenses increased in the year ended June 30, 2019 compared to the year ended June 30, 2018 due to higher costs for proxy mailout and solicitation for our 2019 annual meeting of stockholders compared to our 2018 annual meeting of stockholders. Additionally, the cost of certain insurance has increased in the current year compared to the prior year. Partially offsetting these items are lower travel costs in the year ended June 30, 2019 compared to the year ended June 30, 2018 as we have focused on reducing all travel expenses.

Change in fair value of derivative liability

Based on the terms of certain warrants issued by us, we have determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value every reporting period with gains or losses on the changes in fair value recorded in the consolidated statement of loss and comprehensive loss. The balances recognized during the years ended June 30, 2019 and 2018 were primarily due to changes in our common stock price between the date the respective warrants were previously valued and the respective reporting dates of June 30, 2019 and 2018.

We recognized gains of $433,503 and $60,111 from the change in fair value of the derivative liability for the years ended June 30, 2019 and 2018, respectively. During the year ended June 30, 2019 the we completed a registered direct offering (“RD Offering”) of shares of common stock and warrants to purchase shares of common stock. The exercise price of the warrants issued in the RD Offering is subject to adjustment in the event that we issue common stock at a price lower than the exercise price, subject to certain exceptions, prior to June 28, 2019. As a result, we accounted for these warrants as a derivative liability. The change in fair value of the RD Offering warrants from the date of issue until June 28, 2019 of $432,386 has been recorded in the consolidated statement of operations and comprehensive loss for the year ended June 30, 2019. Upon expiry of the repricing feature on June 28, 2019, the fair value of the derivative liability at that time of $492,884 was reclassified to equity.

Foreign Exchange

Our functional currency at June 30, 2019 and June 30, 2018 was the US$ but we incur a portion of our expenses in CA$. The foreign exchange gains and losses are reported in other loss (income) in the consolidated statement of loss and comprehensive loss. We have recognized foreign exchange losses of $17,746 and $57,003 for the years ended June 30, 2019 and 2018, respectively. The losses were due to changes in the exchange rate between the CA$ and the US$ and to varying levels of CA$ cash and accounts payable.

Preferred Share Dividends

For each of the years ended June 30, 2019 and 2018 we recorded $8,356 related to the cash dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

During the year ended June 30, 2019, we issued 18,271 (2018 – 19,841) shares of common stock as a dividend on the Series B Preferred stock and recognized $80,431 (2018 - $176,236) as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Years ended June 30, 2019 compared to the years ended June 30, 2018

	June 30, 2019 $	June 30, 2018 $	Change $	Change %

Cash flows from operating activities	(6,327,425)	(9,850,850)	3,523,425	(36)
Cash flows from investing activities	-	(12,649)	12,649	(100)
Cash flows from financing activities	4,074,188	9,249,480	(5,175,292)	(56)

Operating Activities

Net cash used in operating activities decreased to $6,327,425 for the year ended June 30, 2019 from $9,850,850 for the year ended June 30, 2018. During the years ended June 30, 2019 and 2018, we reported net losses of $8,048,221 and $11,138,312, respectively. During the year ended June 30, 2019, we recorded a gain from the revaluation of the derivative liabilities of $433,503 compared to a gain of $60,111 for the year ended June 30, 2018. Excluding the impact of changes in the fair value of the derivative liabilities and non-cash derivative issue costs of $13,495, non-cash items relating to amortization of intangible assets, shares and warrants issued for services, stock option expense, and performance stock unit expense totaled $1,006,011 and $770,059, respectively, for the years ended June 30, 2019 and 2018.

The most significant change in non-cash working capital for the year ended June 30, 2019 was an increase in cash from a decrease in prepaid expenses and deposits of $754,682 due to a partial refund of our clinical study deposit related to our now-terminated STAR-3 Phase 3 study. The other significant change in non-cash working capital in the current year was an increase in cash from an increase in accounts payable and accrued liabilities of $202,000 and increase in related party payable of $164,779. The most significant changes in non-cash working capital for the years ended June 30, 2018 was cash from an increase of accounts payable and accrued liabilities of $295,774 and cash from a decrease in prepaid expense and deposits of $173,192.

Investing activities

There were no cash flows from investing activities during the year ended June 30, 2019. During the year ended June 30, 2018, we incurred $12,649 in relation to the development of our website.

Financing Activities

During the year ended June 30, 2019, we received $3,362,379 in net proceeds from the completion of a registered direct offering by us of common stock and common stock purchase warrants, and $726,165 in net proceeds from the exercise of warrants pursuant to the Warrant Exercise Agreements. During the year ended June 30, 2018, we received $8,945,336 in net proceeds from the completion of a registered direct offering by us of common stock and common stock purchase warrants, and $312,500 from the exercise of common stock purchase warrants for cash. In addition, we recorded $8,356 related to the dividend payable to Valent on our Series A Preferred stock during each of the years ended June 30, 2019 and 2018, respectively.

Capital Expenditure Requirements

Our future funding requirements will depend on many factors, including but not limited to:

●	the rate of progress and cost of our clinical studies, preclinical studies and other discovery and research and development activities;

●	the costs associated with establishing manufacturing and commercialization capabilities;

●	the costs of acquiring or investing in businesses, product candidates and technologies;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

●	the effect of competing technological and market developments;

●	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter; and.

●	the impact of public entity operations.

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2019 contained elsewhere in this report on Form 10-K. While all of the significant accounting policies are important to our consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

●	Warrants and shares issued for services

●	Stock options

●	Performance stock units

●	Derivative liabilities

●	Clinical trial accruals

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

Derivative liabilities

We account for certain warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify these warrants on our balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance. We have used a Black-Scholes Option Pricing Model (based on a closed-form model that uses a fixed equation) to estimate the fair value of the share warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates (specifically probabilities and volatility) used may cause the value to be higher or lower than that reported. The estimated volatility of our common stock at the date of issuance, and at each subsequent reporting period, is based on our historical volatility. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

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

June 30, 2019

(in US dollars unless otherwise noted)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of DelMar Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DelMar Pharmaceuticals, Inc. (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Vancouver, Canada

September 9, 2019

DelMar Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in US dollars unless otherwise noted)

	Note	June 30, 2019 $	June 30, 2018 $

Assets

Current assets
Cash and cash equivalents		3,718,758	5,971,995
Prepaid expenses and deposits	8	280,248	1,034,930
Interest, taxes and other receivables		26,187	39,519
		4,025,193	7,046,444
Intangible assets - net		12,062	28,411
		4,037,255	7,074,855

Liabilities

Current liabilities
Accounts payable and accrued liabilities		1,744,517	1,478,086
Related party payables	6	325,208	160,429

		2,069,725	1,638,515

Derivative liabilities	4	-	1,117

		2,069,725	1,639,632
Stockholders’ equity

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at June 30, 2019 (June 30, 2018 – 278,530)	3,5	278,530	278,530
673,613 Series B shares at June 30, 2019 (June 30, 2018 – 881,113)	5	4,699,304	6,146,880
1 special voting share at June 30, 2019 (June 30, 2018 – 1)	5	-	-

Common stock
Authorized
95,000,000 shares (June 30, 2018 – 7,000,000), $0.001 par value
3,839,358 issued at June 30, 2019 (June 30, 2018 – 2,296,667)	5	3,839	2,297

Additional paid-in capital	5	50,954,741	43,198,193

Warrants	5	6,588,283	8,229,482

Accumulated deficit		(60,578,345)	(52,441,337)

Accumulated other comprehensive income		21,178	21,178

		1,967,530	5,435,223

		4,037,255	7,074,855

Liquidity risk, nature of operations, and corporate history (note 1)

Subsequent events (note 11)

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in US dollars unless otherwise noted)

	Note	Year ended June 30, 2019 $	Year ended June 30, 2018 $

Expenses
Research and development	6	3,662,056	7,132,952
General and administrative	6	4,736,440	4,041,711

		8,398,496	11,174,663

Other loss (income)
Change in fair value of derivative liabilities	4,5	(433,503)	(60,111)
Derivative liability issue costs	4	126,186	-
Foreign exchange loss		17,746	57,003
Interest income		(60,704)	(33,243)

		(350,275)	(36,351)

Net and comprehensive loss for the year		8,048,221	11,138,312

Computation of basic loss per share
Net and comprehensive loss for the year		8,048,221	11,138,312
Series B Preferred stock dividend	5	80,431	176,236
		8,128,652	11,314,548

Basic and fully diluted loss per share		3.16	5.42

Basic weighted average number of shares		2,574,692	2,086,142

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in US dollars unless otherwise noted)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Warrants $	Accumulated deficit $	Stockholders’ equity $

Balance - June 30, 2017	1,450,963	1,451	36,678,344	21,178	6,425,410	4,570,574	(41,118,433)	6,578,524

Issuance of shares and warrants - net of issue costs	800,000	800	5,371,693	-	-	3,572,843	-	8,945,336
Shares issued for services	863	1	8,581	-	-	-	-	8,582
Warrants issued for services	-	-	-	-	-	192,400	-	192,400
Warrants exercised for cash	25,000	25	418,810	-	-	(106,335)	-	312,500
Stock option expense	-	-	495,925	-	-	-	-	495,925
Performance stock unit expense	-	-	48,624	-	-	-	-	48,624
Series A preferred cash dividend	-	-	-	-	-	-	(8,356)	(8,356)
Series B preferred stock dividend	19,841	20	176,216	-	-	-	(176,236)	-
Loss for the year	-	-	-	-	-	-	(11,138,312)	(11,138,312)
,
Balance - June 30, 2018	2,296,667	2,297	43,198,193	21,178	6,425,410	8,229,482	(52,441,337)	5,435,223

Issuance of shares and warrants - net of issue costs	1,170,000	1,170	2,332,102	-	-	52,899	-	2,386,171
Exercise and exchange of warrants	296,667	297	2,930,565	-	-	(2,210,697)	-	720,165
Conversion of Series B preferred stock to common stock	51,876	52	1,447,524	-	(1,447,576)	-	-	-
Reclassification of derivative liability to equity	-	-	-	-	-	492,884	-	492,884
Shares issued for services	3,444	3	13,774	-	-	-	-	13,777
Warrants issued for services	-	-	-	-	-	23,715	-	23,715
Shares issued on reverse stock split	2,433	2	-	-	-	-	-	2
Stock option expense	-	-	426,029	-	-	-	-	426,029
Performance stock unit expense	-	-	526,141	-	-	-	-	526,141
Series A preferred cash dividend	-	-	-	-	-	-	(8,356)	(8,356)
Series B preferred stock dividend	18,271	18	80,413	-	-	-	(80,431)	-
Loss for the year	-	-	-	-	-	-	(8,048,221)	(8,048,221)

Balance - June 30, 2019	3,839,358	3,839	50,954,741	21,178	4,977,834	6,588,283	(60,578,345)	1,967,530

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in US dollars unless otherwise noted)

		Years ended June 30,
		2019	2018
	Note	$	$
Cash flows from operating activities
Loss for the year		(8,048,221)	(11,138,312)
Items not affecting cash
Non-cash derivative issue costs		13,495	-
Amortization of intangible assets		16,349	24,528
Change in fair value of derivative liabilities	4,5	(433,503)	(60,111)
Shares issued for services	5	13,777	8,582
Warrants issued for services	5	23,715	192,400
Stock option expense	5	426,029	495,925
Performance stock unit expense	5	526,141	48,624

Changes in non-cash working capital
Prepaid expenses and deposits	8	754,682	173,192
Interest, taxes and other receivables		13,332	37,076
Accounts payable and accrued liabilities		202,000	295,774
Related party payables	6	164,779	71,472
		(6,327,425)	(9,850,850)

Cash flows from investing activities
Intangible assets - website development costs		-	(12,649)
		-	(12,649)
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	5	3,362,379	8,945,336
Net proceeds from the exercise and exchange of warrants	5	720,165	312,500
Series A preferred stock dividend	5	(8,356)	(8,356)

		4,074,188	9,249,480

Decrease in cash and cash equivalents		(2,253,237)	(614,019)

Cash and cash equivalents – beginning of year		5,971,995	6,586,014

Cash and cash equivalents – end of year		3,718,758	5,971,995

Supplementary information (note 9)

The accompanying notes are an integral part of these consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

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

For the year ended June 30, 2019, the Company reported a loss of $8,048,221, and a negative cash flow from operations of $6,327,425. The Company had an accumulated deficit of $60,578,345 as of June 30, 2019. As of June 30, 2019, the Company has cash and cash equivalents on hand of $3,718,758. The Company is in the development stage and has not generated any revenues to-date. The Company does not have the prospect of achieving revenues until such time that its product candidate is commercialized, or partnered, which may not ever occur. In the future, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. The Company may tailor its drug candidate development program based on the amount of funding the Company is able to raise in the future.

These circumstances had indicated substantial doubt existed about the Company’s ability to continue as a going concern. Subsequent to June 30, 2019, the Company completed an underwritten public offering for net proceeds of approximately $6.7 million (note 11). The Company believes, based on its current estimates, that it will be able to fund its operations beyond the next twelve months from the date these consolidated financial statements are issued. As a result, substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

Nature of operations

The Company is a clinical stage drug development company with a focus on the treatment of cancer that is conducting clinical trials in the United States and China with our product candidate, VAL-083, as a potential new treatment for glioblastoma multiforme, the most common and aggressive form of brain cancer.  The Company has acquired certain commercial rights to VAL-083 in China where it is approved as a chemotherapy for the treatment of chronic myelogenous leukemia and lung cancer.  In order to accelerate the Company’s development timelines, the Company leverages existing clinical and commercial data from a wide range of sources.  The Company may seek marketing partnerships in order to potentially generate future royalty revenue.

The address of the Company’s headquarters is Suite 200 - 12707 High Bluff Dr., San Diego, California, 92130, it has an administrative office located at Suite 720 - 999 West Broadway, Vancouver, British Columbia, V5Z 1K5, with clinical operations located at 3485 Edison Way, Suite R, Menlo Park, California, 94025.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

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

Reverse Stock Split

On May 7, 2019, the Company filed a Certificate of Change with the Secretary of State of Nevada that effected a 1-for-10 (1:10) reverse stock split of its common stock, par value $0.001 per share, which became effective on May 8, 2019. Pursuant to the Certificate of Change, the Company’s authorized common stock was decreased in the same proportion as the split resulting in a decrease from 70,000,000 authorized shares of common stock to 7,000,000 shares authorized. The par value of its common stock was unchanged at $0.001 per share, post-split. All common shares, warrants, stock options, conversion ratios, and per share information in these consolidated financial statements give retroactive effect to the 1-for-10 reverse stock split. The Company’s authorized and issued preferred stock was not affected by the split.

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

Consolidation

The consolidated financial statements of the Company include the accounts of Del Mar (BC), Callco, and Exchangeco as at and for the years ended June 30, 2019 and 2018. Intercompany balances and transactions have been eliminated on consolidation.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as at the end of, or during, the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the derivative liabilities, the valuation of equity instruments issued for services, and clinical trial accruals. Further details of the nature of these assumptions and conditions may be found in the relevant notes to these consolidated financial statements.

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

Foreign currency translation

The functional currency of the Company at June 30, 2019 is the United States dollar. Transactions that are denominated in a foreign currency are remeasured into the functional currency at the current exchange rate on the date of the transaction. Any foreign-currency denominated monetary assets and liabilities are subsequently remeasured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the consolidated statement of operations and comprehensive loss. Non-monetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in consolidated statement of operations and comprehensive loss for the period.

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

June 30, 2019

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

The Company’s financial instruments consist of cash and cash equivalents, taxes and other receivables, accounts payable and accrued liabilities, related party payables and derivative liabilities. The carrying values of cash and cash equivalents, taxes and other receivables, accounts payable and accrued liabilities, and related party payables approximate their fair values due to the immediate, or short-term, maturity of these financial instruments.

Derivative liabilities

The Company accounts for certain warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of securities upon exercise and do not sufficiently preclude an implied right to net cash settlement, or contain a repricing feature under certain conditions. The Company classifies these warrants on its balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance. The Company has used a Black-Scholes Option Pricing Model (based on a closed-form model that uses a fixed equation) to estimate the fair value of the share warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates (specifically probabilities and volatility) used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

a)	Fair value of derivative liabilities

The derivative is not traded in an active market and the fair value is determined using valuation techniques. The Company uses judgment to select a variety of methods to make assumptions that are based on specific management plans and market conditions at the end of each reporting period. The Company uses a fair value estimate to determine the fair value of the derivative liabilities. The carrying value of the derivative liabilities would be higher, or lower, as management estimates around specific probabilities change. The estimates may be significantly different from those amounts ultimately recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss each reporting period. This is considered to be a Level 3 financial instrument as volatility is considered a Level 3 input.

The Company has the following liabilities under the fair value hierarchy:

June 30, 2019

Liability	Level 1	Level 2	Level 3

Derivative liabilities	-	-	-

June 30, 2018

Liability	Level 1	Level 2	Level 3

Derivative liabilities	-	-	1,117

Intangible assets

Website development costs

Website development costs are stated at cost less accumulated amortization. The Company capitalizes website development costs associated with graphics design and development of the website application and infrastructure. Costs related to planning, content input, and website operations are expensed as incurred. The Company amortizes website development costs on a straight-line basis over three years. At June 30, 2019, the total capitalized cost was $79,910 (2018 - $79,910) and the Company has recognized $16,349 and $24,528, respectively, in amortization expense during the years ended June 30, 2019 and 2018.

Patents

Expenditures associated with the filing, or maintenance of patents, licensing or technology agreements are expensed as incurred. Costs previously recognized as an expense are not recognized as an asset in subsequent periods. Once the Company has achieved regulatory approval patent costs will be deferred and amortized over the remaining life of the related patent.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

Research and development costs (including clinical trial expenses and accruals)

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with research and development. Research and development expenses also include third-party development and clinical trial expenses noted below. Such costs related to research and development are included in research and development expense until the point that technological feasibility is reached, which for the Company’s drug candidate, is generally shortly before the drug is approved by the relevant food and drug administration. Once technological feasibility is reached, such costs will be capitalized and amortized to cost of revenue over the estimated life of the product.

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

Research and development costs are expensed in the period incurred. As at June 30, 2019 and 2018, all research and development costs have been expensed.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

Performance stock units

The Company also accounts for performance stock units (PSU’s) under ASC 718. ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the requisite service period for awards expected to vest. As vesting of the PSU’s is based on a number of factors, the determination of the grant-date fair value for PSU’s has been estimated using a Monte Carlo simulation approach which includes variables such as the expected volatility of the Company’s share price and interest rates to generate potential future outcomes. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for the PSUs. Such value is recognized as expense over the derived service period using the accelerated attribution method. The estimation of PSUs that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

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

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the years ended June 30, 2019 and 2018 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, performance stock units, and convertible preferred shares is anti-dilutive. As at June 30, 2019, potential common shares of 1,831,779 (2018 – 1,690,810) related to outstanding warrants and stock options, nil (2018 – 120,000) relating to performance stock units, and 168,427 (2018 – 220,279) relating to outstanding Series B convertible preferred shares were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

Recently adopted

Accounting Standards Board (“ASU”) 2017-09 — Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting

The amendments in this update provide guidance about which changes to the terms, or conditions of a stock-based payment award, require an entity to apply modification accounting in Topic 718. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The adoption of ASU 2017-09 did not have a material impact on the Company’s results of operations or financial position.

ASU 2016-01 — Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The updated guidance enhances the reporting model for financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-01 did not have a material impact on the Company’s results of operations or financial position.

Not yet adopted

ASU 2017-11 — I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

The amendments in this update are intended to reduce the complexity associated with the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, the indefinite deferral of certain provisions of Topic 480 have been re-characterized to a scope exception. The re-characterization has no accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company issued certain share purchase warrants in the quarter ended June 30, 2019 that contained a down round feature. The Company has accounted for these warrants as a derivative liability and has recognized $432,386 as a change in the fair value of the derivative liability in the consolidated statement of operations and comprehensive loss for the year ended June 30, 2019. In addition, $126,186 has been recognized as derivative issue costs. Upon expiry of the down round feature on June 28, 2019, $492,884 was reclassified from derivative liability to additional paid in capital. Had the Company adopted ASU 2017-11 for the year ended June 30, 2019, these warrants would not have been accounted for as a derivative liability.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

ASU 2016-02 — Leases (Topic 842)

The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s results of operations or financial position.

ASU 2018-07 — Stock Compensation (Topic 718) Improvements to Nonemployee Shares-based Payment Accounting

The amendments in this update are intended to the reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. The ASU expands the scope of Topic 718, Compensation —Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. The existing guidance on nonemployee share-based payments is significantly different from current guidance for employee share-based payments. This ASU expands the scope of the employee share-based payments guidance to include share-based payments issued to nonemployees. By doing so, the FASB improves the accounting of nonemployee share-based payments issued to acquire goods and services used in its own operations. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018-07 is not expected to have a material impact on the Company’s results of operations or financial position.

3	Valent Technologies LLC agreements

One of the Company’s officers is a principal of Valent Technologies, LLC (“Valent”) and as result Valent is a related party to the Company.

On September 12, 2010, the Company entered into a Patent Assignment Agreement (the “Valent Assignment Agreement”) with Valent pursuant to which Valent transferred to the Company all its right, title and interest in and to the patents for VAL-083 owned by Valent. The Company now owns all rights and title to VAL-083 and is responsible for the drug’s further development and commercialization. In accordance with the terms of the Valent Assignment Agreement, Valent is entitled to receive a future royalty on all revenues derived from the development and commercialization of VAL-083. In the event that the Company terminates the agreement, the Company may be entitled to receive royalties from Valent’s subsequent development of VAL-083 depending on the development milestones the Company has achieved prior to the termination of the Valent Assignment Agreement.

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $278,530 (including aggregate accrued interest to September 30, 2014 of $28,530), issued to Valent by Del Mar (BC), for 278,530 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For the years ended June 30, 2019 and 2018 respectively, the Company recorded $8,356 related to the dividend paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

4	Derivative liabilities

The Company has issued common stock purchase warrants. Based on the terms of certain of these warrants the Company determined that the warrants were derivative liabilities which are recognized at fair value at the date of the transaction and remeasured at fair value each reporting period with the changes in fair value recorded in the consolidated statement of operations and comprehensive loss.

2019 Investor Warrants

As part of the Company’s registered direct offering completed June 5, 2019 (note 5) the Company issued 760,500 share purchase warrants exercisable at a price of $3.10 until June 5, 2024 (the “2019 Investor Warrants”). The exercise price of the 2019 Investor Warrants is subject to adjustment in the event that the Company issues common stock at a price lower than the exercise price, subject to certain exceptions, prior to June 28, 2019. As a result, upon issuance on June 5, 2019, the Company has accounted for the 2019 Investor Warrants as a derivative liability. The change in fair value of the 2019 Investor Warrants from the date of issue until June 28, 2019 has been recorded in the consolidated statement of operations and comprehensive loss for the year ended June 30, 2019. Upon expiry of the repricing feature on June 28, 2019, the fair value of the derivative liability at that time of $492,884 was reclassified to equity.

2013 Investor Warrants

During the quarter ended March 31, 2013 the Company issued an aggregate of 328,125 units at a purchase price of $32.00 per unit, for aggregate gross proceeds of $10,500,000. Each unit consisted of one share of common stock and one five-year warrant (the “2013 Investor Warrants”) to purchase one share of common stock at an initial exercise price of $32.00. The exercise price of the 2013 Investor Warrants was subject to adjustment in the event that the Company issued common stock at a price lower than the exercise price, subject to certain exceptions. The 2013 Investor Warrants expired on March 31, 2019.

2015 Agent Warrants

As part of the Company’s financing completed in a prior period, the Company issued warrants to purchase 2,180 shares of common stock to certain placement agents (“2015 Agent Warrants”) and recognized them as a derivative liability of $29,594 at the time of issuance. The 2015 Agent Warrants are exercisable at a per share price equal to $30.00 until July 15, 2020.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

The Company’s derivative liabilities are summarized as follows:

	Years ended
	June 30,
	2019	2018
	$	$

Opening balance	1,117	61,228
Issuance of 2019 Investor Warrants	925,270	-
Change in fair value of warrants	(433,503)	(60,111)
Reclassification of 2019 Investor Warrants to equity	492,884	-

Closing balance	-	1,117
Less current portion	-	-

Long-term portion	-	1,117

The derivative liabilities consist of the following warrants as at June 30, 2019 and 2018:

	Year ended
	June 30, 2019
	Number of warrants	$

2015 Agent warrants	2,180	-

Closing balance	2,180	-
Less current portion	-	-

Long-term portion	2,180	-

	Year ended
	June 30, 2018
	Number of warrants	$

Warrants issued for services	4,375	-
2015 Agent warrants	2,180	1,117

Closing balance	6,555	1,117
Less current portion	-	-

Long-term portion	6,555	1,117

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

5	Stockholders’ equity (deficiency)

Preferred stock

Authorized

5,000,000 preferred shares, $0.001 par value

Issued and outstanding

Special voting shares – at June 30, 2019 and 2018 – 1

Series A shares – at June 30, 2019 – 278,530 (June 30, 2018 – 278,530)

Series B shares – at June 30, 2019 – 673,613 (June 30, 2018 – 881,113)

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

Pursuant to the Series B Preferred Stock dividend, during the year ended June 30, 2019, the Company issued 18,271 (2018 – 19,841) shares of common stock and recognized $80,431 (2018 – $176,236) as a direct increase in accumulated deficit. During the year ended June 30, 2019, a total of 207,500 (2018 – 0) shares of Series B Preferred Stock were converted for an aggregate 51,876 (2018 – 0) shares of common stock.

A total of 673,613 (2018 – 881,113) shares of Series B Preferred Stock are outstanding as of June 30, 2019, such that a total of 168,427 (2018 – 220,279) shares of common stock are issuable upon conversion of the Series B Preferred Stock as at June 30, 2019. Converted shares are rounded up to the nearest whole share.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

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

Common stock

Authorized

95,000,000 as at June 30, 2019 (2018 - 7,000,000) common shares, $0.001 par value

The issued and outstanding common shares at June 30, 2019 of 3,839,358 (2018 – 2,296,667) include 7,813 (2018 – 91,276) shares of common stock on an as-exchanged basis with respect to the Exchangeable Shares.

On May 8, 2019, pursuant to the Company effecting a 1-for-10 (1:10) reverse stock split of its common stock, the Company issued 2,433 additional shares of common stock due to the rounding up of fractional common shares to the nearest whole share (note 2).

On June 26, 2019, the Company amended its articles of incorporation, as amended, to increase the number of authorized shares of common stock from 7,000,000 to 95,000,000 shares.

Public offering financings

Year ended June 30, 2019

On June 5, 2019 the Company completed a registered direct offering (the “2019 Registered Offering”) of an aggregate of 1,170,000 shares of common stock and warrants to purchase an additional 760,500 shares of common stock at a price of $3.10 per share and related warrant for gross proceeds of $3.6 million. The warrants have an exercise price of $3.10 per share, are immediately exercisable and have a term of exercise of five years (the “2019 Investor Warrants”).

The Company engaged a placement agent for the 2019 Registered Offering. Under the Company’s engagement agreement with the placement agent, the Company paid $290,160 in cash commission and other fees to the placement agent and issued warrants to purchase 46,800 shares of common stock to the placement agent (the “2019 Agent Warrants”). Commencing December 3, 2019, the 2019 Agent Warrants are exercisable at $3.875 per share until June 3, 2024.

In addition to the cash commission and other placement agent fees, the Company also incurred additional cash issue costs of $151,585 resulting in net cash proceeds of $3,185,255.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

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

Shares issued for services

During the year ended June 30, 2019, the Company issued 3,444 (2018 – 863) shares of common stock for services resulting in the recognition of $13,777 (2018 – $8,582) in expense. All of the shares issued for services for the years ended June 30, 2019 and 2018 have been recognized as research and development expense.

2017 Omnibus Incentive Plan

As approved by the Company’s stockholders at the annual meeting of stockholders held on April 11, 2018, on July 7, 2017, as amended on February 1, 2018, the Company’s board of directors approved adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, 780,000 shares of Company common stock are reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”) or that are subject to grants of stock options made, or that may be made, under the Legacy Plan. A total of 165,485 shares of common stock have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 122,698 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving a potential 491,817 shares of common stock available for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised and no new grants are made under the Legacy Plan.

In relation to the Company’s rights offering that was terminated by the Company on June 26, 2019, the Company’s board of directors temporarily reduced the number of shares of common stock that could be issued under the Company’s 2017 Plan to 14,217 shares of common stock meaning that as of June 30, 2019, rather than the full number of 491,817, only 14,217 shares of common stock were available for issuance under the 2017 Plan. Subsequent to June 30, 2019, the reserve under the 2017 Plan was increased by the board of directors back to a potential 491,817 shares of common stock available for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised and no new grants are made under the Legacy Plan.

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

Performance stock units

The Company’s board of directors granted PSUs under the 2017 Plan to the Company’s directors. The awards represent the right to receive shares of the Company’s common stock upon vesting of the PSU based on targets approved by the Company’s board of directors related to the Company’s fully diluted market capitalization. The PSUs vest at various fully diluted market capitalization levels with full vesting occurring upon the later of one year from the grant date and the Company achieving a fully diluted market capitalization of at least $500 million for five consecutive business days. On April 30, 2019 the Company’s directors all agreed to the cancellation of all PSU’s. In relation to the PSU cancellation, the Company has recognized the full amount of the expense of the PSU’s in the fourth quarter of fiscal 2019.

The following table sets forth the PSUs outstanding under the 2017 Plan as of June 30, 2019:

Number of PSUs outstanding

Balance – June 30, 2017	-
Granted	140,000
Forfeited	(20,000)

Balance – June 30, 2018	120,000
Cancelled	(120,000)

Balance – June 30, 2019	-

The Company has recognized $526,141 (including accelerated expense recognition due to the cancellation of the PSU’s of $322,877) (2018 - $48,624) in expense related to the PSUs during the year ended June 30, 2019 with all of it being recognized as general and administrative expense. There was no unrecognized PSU expense at June 30, 2019 (2018 - $526,140).

The PSUs have been valued using the following assumptions:

June 30, 2019
Dividend rate	0%
Volatility	79.0 to 82.5%
Risk-free rate	2.56% to 2.71%
Term – years	1.67 to 3.24

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

Stock options

The following table sets forth the aggregate stock options outstanding under all plans as of June 30, 2019:

	Number of stock options outstanding	Weighted average exercise price

Balance – June 30, 2017	112,085	41.81
Granted	152,698	11.35
Forfeited	(2,100)	21.10

Balance – June 30, 2018	262,683	24.27
Granted	30,000	6.10
Expired	(4,500)	28.37

Balance – June 30, 2019	288,183	22.31

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

The following table summarizes stock options currently outstanding and exercisable under all plans at June 30, 2019:

Exercise price $	Number Outstanding at June 30, 2019	Weighted average remaining contractual life (years)	Number exercisable at June 30, 2019

6.10	30,000	9.36	13,610
7.00	5,451	8.98	1,817
8.70	12,000	8.34	12,000
9.83	83,647	8.89	30,206
10.60	3,600	8.79	1,500
11.70	30,000	3.66	30,000
15.27	2,500	2.92	2,500
20.00	13,125	2.27	13,125
21.10	14,400	8.02	8,400
29.60	4,500	5.60	4,500
37.60	4,500	6.61	4,500
40.00	1,250	0.25	1,250
41.00	4,000	7.36	3,486
42.00	41,250	3.56	41,250
44.80	3,000	6.61	3,000
49.50	22,460	5.07	19,549
53.20	8,000	6.85	8,000
61.60	1,500	3.75	1,500
92.00	3,000	3.92	3,000

	288,183		203,193

Included in the number of stock options outstanding are 2,500 stock options granted at an exercise price of CA $20.00. The exercise prices for these stock options shown in the above table have been converted to US $15.27 using the period ending closing exchange rate. Certain stock options have been granted to non-employees and will be revalued at each reporting date until they have fully vested.

The stock options have been valued using a Black-Scholes pricing model using the following assumptions:

	June 30, 2019	June 30, 2018
Dividend rate	0%	0%
Volatility	70.6% to 101.5%	72.4 to 87.1%
Risk-free rate	1.62% to 3.17%	1.49% to 2.86%
Term – years	0.1 to 3.0	0.6 to 3.03

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

The Company has recognized the following amounts as stock option expense for the periods noted:

	Years ended June 30,
	2019 $	2018 $
Research and development	74,667	140,870
General and administrative	351,362	355,055

	426,029	495,925

All of the stock option expense for the years ended June 30, 2019 and 2018 has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at June 30, 2019 and 2018 was $0 and the aggregate intrinsic value of stock options exercisable at June 30, 2019 and 2018 was also $0. As at June 30, 2019 there was $164,329 in unrecognized compensation expense that will be recognized over the next 2.4 years. No stock options granted under the Plan have been exercised to June 30, 2019. Upon the exercise of stock options new shares will be issued.

A summary of status of the Company’s unvested stock options as at June 30, 2019 under all plans is presented below:

	Number of options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2017	31,803	48.09	25.74
Granted	152,698	11.35	6.01
Vested	(44,241)	27.81	15.02
Forfeited	(2,100)	21.10	11.32

Unvested at June 30, 2018	138,160	14.39	7.63
Granted	30,000	6.10	2.56
Vested	(83,170)	14.51	7.65

Unvested at June 30, 2019	84,990	11.35	5.82

The aggregate intrinsic value of unvested stock options at June 30, 2019 and 2018 was $0. The unvested stock options have a remaining weighted average contractual term of 8.78 (2018 – 8.81) years.

Stock option modifications

During the year ended June 30, 2018, certain stock options were modified pursuant to a separation agreement with the Company’s former President and Chief Operating Officer. A total of 6,670 options had their vesting accelerated such that they became fully vested on December 22, 2018, resulting in additional stock option expense of $93,777. In addition, a total of 21,860 options were modified such that their remaining exercise period was increased from one year to three years, resulting in additional stock option expense of $28,561.

Also, during the year ended June 30, 2018, certain stock options were modified pursuant to the resignation of the Company’s former Chairman. A total of 1,500 options had their vesting accelerated such that they became fully vested on June 2, 2019, resulting in additional stock option expense of $679. In addition, a total of 4,500 (including the 1,500 whose vesting was accelerated) options were modified such that their remaining exercise period was increased from 90 days to one year, resulting in additional stock option expense of $2,182.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

Warrants

	Number of warrants	Amount $

Balance – June 30, 2017	360,475	4,570,574

Issuance of 2018 Investor and 2018 Agent Warrants (i)	840,000	3,572,843
Exercise of 2018 Investor Warrants (i)	(25,000)	(106,335)
Warrants issued for services (ii)	42,000	192,400

Balance – June 30, 2018	1,217,475	8,229,482

Exercise and exchange of 2018 Investor Warrants (iii)	(495,000)	(2,210,697)
Issuance of 2019 Investor Warrants (note 4)	760,500	492,884
Issuance of 2019 Agent Warrants (iv)	46,800	52,899
Warrants issued for services (ii)	14,000	23,715

Balance – June 30, 2019	1,543,775	6,588,283

i)	As part of the financing completed by the Company on September 22, 2017, the Company issued the 2018 Investor Warrants and the 2018 Agent Warrants. The 2018 Investor Warrants are exercisable at $12.50 until September 22, 2022 and the 2018 Agent Warrants are exercisable at $12.50 until September 20, 2022.

ii)	Warrants issued for services are exercisable at various prices and expire at the various dates noted in the table below.

iii)	On November 25, 2018, the Company entered into Warrant Exercise and Exchange Agreements (the “Warrant Exercise Agreements”) with certain holders (the “Exercising Holders”) of the 2018 Investor Warrants. Pursuant to the Warrant Exercise Agreements, in order to induce the Exercising Holders to exercise the 2018 Investor Warrants for cash, the Company agreed to reduce the exercise price from $12.50 to $4.00 per share. Pursuant to the Warrant Exercise Agreements, the Exercising Holders exercised their 2018 Investor Warrants with respect to an aggregate of 197,500 shares of common stock underlying such 2018 Investor Warrants (the “Exercised Shares”). The Company received net proceeds of $720,165, comprising aggregate gross proceeds of $790,000 net of expenses of $69,835, from the exercise of the 2018 Investor Warrants.

In addition, in order to further induce the Exercising Holders to exercise the 2018 Investor Warrants, the Warrant Exercise Agreements also provided for the issuance of one share of common stock to the Exercising Holders in exchange for every three shares of common stock underlying the 2018 Investor Warrants held by the Exercising Holders that are not being exercised for cash pursuant to the Warrant Exercise Agreements, if any. On November 26, 2018, the Company issued an aggregate of 99,167 shares of common stock in exchange for 297,500 2018 Investor Warrants.

iv)	As part of the financing completed by the Company on June 5, 2019, the Company issued the 2019 Agent Warrants. Commencing December 3, 2019, the 2019 Agent Warrants are exercisable at $3.875 until June 3, 2024.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

Certain of the Company’s warrants have been recognized as a derivative liability (note 4).

The following table summarizes the changes in the Company’s outstanding warrants for the year ended June 30, 2019:

Description	Number

Balance – June 30, 2018	1,428,128

Issuance of 2019 Investor Warrants	760,500
Issuance of 2019 Agent Warrants	46,800
Exercise of 2018 Investor Warrants for cash	(197,500)
Cashless exchange of 2018 Investor Warrants	(297,500)
Warrants issued for services	14,000
Expiry of warrants	(210,832)

Balance – June 30, 2019	1,543,596

The following table summarizes the Company’s outstanding warrants as of June 30, 2019:

Description	Number	Exercise price $	Expiry date

2019 Investor	760,500	3.10	June 5, 2024
2018 Investor	280,000	12.50	September 22, 2022
2017 Investor	207,721	35.00	April 19, 2022
2015 Investor	97,905	30.00	July 31, 2020
Issued for services	26,500	30.00	July 1, 2020 to February 1, 2021
Issued for services	6,000	17.80	January 25, 2023
Issued for services	33,600	11.70	February 27, 2023
Issued for services	12,000	9.00	September 15, 2023
Issued for services	4,140	59.30	February 27, 2020
Issued for services	2,000	9.00	October 11, 2021
2019 Agent	46,800	3.875	June 3, 2024
2018 Agent	40,000	12.50	September 20, 2022
2017 Agent	13,848	40.60	April 12, 2022
2016 Agent	10,402	40.00	May 12, 2021
2015 Agent	2,180	30.00	July 15, 2020
	1,543,596	12.60

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

6	Related party transactions

During the year ended June 30, 2018, the Company recognized a total expense of $311,683 relating to the settlement agreement with the Company’s former President and Chief Operating Officer. Amounts owed to officers and directors, including to the Company’s former President and Chief Operating Officer, have been aggregated and not shown separately, and are non-interest bearing and payable on demand.

7	Current and deferred income taxes

For the years ended June 30, 2019, and 2018, the Company did not record a provision for income taxes due to a full valuation allowance against our deferred tax assets.

Significant components of the Company’s future tax assets and deferred tax liabilities are shown below:

	June 30, 2019 $	June 30, 2018 $
Deferred tax assets:
Non-capital losses carried forward	10,823,529	9,416,047
Capital losses carried forward	17,925	17,925
Financing costs	-	5,512
Scientific research and development	534,398	396,758
Scientific research and development - ITC	484,135	354,411
	11,859,987	10,190,653
Deferred tax liabilities:
Scientific research and development – ITC	(81,386)	(61,230)
	11,778,601	10,129,423
Valuation allowance	(11,778,601)	(10,129,423)

Net future tax assets	-	-

The income tax benefit of these tax attributes has not been recorded in these consolidated financial statements because of the uncertainty of their recovery. The Company’s effective income tax rate differs from the statutory income tax rate of 21% (2018 – 21%).

The differences arise from the following items:

	June 30, 2019 $	June 30, 2018 $

Tax recovery at statutory income tax rates	(1,690,126)	(3,063,036)
Permanent differences	(527,532)	290,722
Effect of rate differentials between jurisdictions	(429,531)	76,364
Impact of changes in income tax rates	-	138,516
Scientific research and development – ITC	(39,807)	(354,411)
Other	106,320	75,422
Change in valuation allowance	2,580,676	2,836,423

	-	-

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

As of June 30, 2019, the Company had combined US and Canadian net operating loss carry forwards of $43.2 million (2018 – 34.7 million) that begin expiring in 2029. In addition, the Company has non-refundable Canadian federal investment tax credits of $303,969 (2018 - $226,778) that expire between 2029 and 2039 and non-refundable British Columbia investment tax credits of $166,000 (2018 – 127,633) that expire between 2019 and 2029. The Company also has Canadian scientific research and development tax credits of $2.0 million (2018 – 1.5 million) that do not expire.

The Tax Cuts and Jobs Act (“2018 Tax Act”) was enacted in December 2018. The 2018 Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2019, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign earnings. The Company revalued our deferred tax assets as of June 30, 2018 based on a U.S. federal tax rate of 21%, which resulted in a reduction to our deferred tax assets of $138,516 fully offset by a reduction to the valuation allowance. The Company is not required to pay a one-time transition tax on earnings of our foreign subsidiary as the foreign subsidiary has an accumulated deficit.

8	Commitments and contingencies

The Company has the following obligations over the next five fiscal years ending June 30, 2024:

Clinical development

The Company has entered into contracts for drug manufacturing and clinical study management and safety related to its Phase II clinical trials for a total of $659,343. Pursuant to the commitment for clinical trial management, the Company has paid a total of $142,568 in deposits related to study initiation and certain study costs. These deposits are available to be applied against invoices received from the contract research organization but have not been netted against the Company’s commitments for the fiscal year ended June 30, 2020.

Office lease

The Company currently rents its offices on a month-to-month basis at a rate of $2,844 (CA$3,725) per month. During the year ended June 30, 2019, the Company recorded $52,926 as rent expense (2018 - $58,434).

9	Supplementary statement of cash flows information

	Year ended June 30, 2019	Year ended June 30, 2018

Series B Preferred Stock common stock dividend (note 5)	80,431	176,236
Non-cash issue costs (note 5)	52,899	148,087
Issue costs in accounts payable (note 5)	64,432	-
Reclassification of derivative liability to equity (note 4)	492,884	-
Conversion of Series B Preferred Stock to common stock (note 5)	1,447,576	-
Income taxes paid	-	-
Interest paid	-	-

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

10	Financial risk management

Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or valuation of its financial instruments.

The Company is exposed to financial risk related to fluctuation of foreign exchange rates. Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the United Sates dollar, primarily general and administrative expenses incurred in Canadian dollars. The Company believes that the results of operations, financial position and cash flows would be affected by a sudden change in foreign exchange rates but would not impair or enhance its ability to pay its Canadian dollar accounts payable. The Company manages foreign exchange risk by converting its US$ to CA$ as needed. The Company maintains the majority of its cash in US$. As at June 30, 2019, Canadian dollar denominated accounts payable and accrued liabilities exposure in US$ totaled $178,327.

a)	Foreign exchange risk

Foreign exchange risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. If foreign exchange rates were to fluctuate within +/-10% of the closing rate at year-end, the maximum exposure is $13,865.

Balances in foreign currencies at June 30, 2019 and 2018 are as follows:

	June 30, 2019 balances CA$	June 30, 2018 balances CA$

Trade payables	201,279	79,858
Cash	24,248	41,459
Interest, taxes, and other receivables	26,099	14,618

b)	Interest rate risk

The Company is subject to interest rate risk on its cash and cash equivalents and believes that the results of operations, financial position and cash flows would not be significantly affected by a sudden change in market interest rates relative to the investment interest rates due to the short-term nature of the investments. As at June 30, 2019, cash and cash equivalents held by the Company were $3,718,758. The Company’s cash balance currently earns interest at standard bank rates. If interest rates were to fluctuate within +/-10% of the closing rate at year end the impact of the Company’s interest-bearing accounts will be not be significant due to the current low market interest rates.

The only financial instruments that expose the Company to interest rate risk are its cash and cash equivalents.

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in raising funds to meet cash flow requirements associated with financial instruments. The Company continues to manage its liquidity risk based on the outflows experienced for the period ended June 30, 2019 and is undertaking efforts to conserve cash resources wherever possible. The maximum exposure of the Company’s liquidity risk is $2,069,725 as at June 30, 2019.

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

The maximum exposure of the Company’s credit risk is $26,187 at June 30, 2019 relating to interest, taxes, and other receivables. The credit risk related to uninsured cash and cash equivalents balances is $3,718,758 at June 30, 2019.

Cash and cash equivalents $	Insured amount $	Non-insured amount $

3,718,758	75,158	3,643,600

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

DelMar Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(in US dollars unless otherwise noted)

11	Subsequent events

Underwritten public offering

On August 16, 2019, the Company closed on the sale of (i) 4,895,000 shares of its common stock, par value $0.001 per share (the “Common Stock”), (ii) pre-funded warrants (“PFW”) to purchase an aggregate of 2,655,000 shares of Common Stock and (iii) common warrants to purchase an aggregate of 7,762,500 shares of Common Stock (“2020 Investor Warrants”), including 800,000 shares of Common Stock and 2020 Investor Warrants to purchase an aggregate of 1,012,500 shares of Common Stock sold pursuant to a partial exercise by the underwriters of the underwriters’ option to purchase additional securities, in the Company’s underwritten public offering (the “Offering”). Each share of Common Stock or PFW, as applicable, was sold together with a 2020 Investor Warrant to purchase one share of Common Stock at a combined effective price to the public of $1.00 per share of Common Stock and accompanying 2020 Investor Warrant.

The net proceeds from the Offering, including from the partial exercise of the underwriters’ option to purchase additional securities, were approximately $6.7 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

The 2020 Investor Warrants are exercisable at $1.00 per share and the PFW are exercisable at $0.01 per share until their expiries on August 16, 2024. The Company also issued 377,500 warrants to the underwriters of the Offering. The underwriter warrants are exercisable at $1.15 per share commencing February 10, 2020 until their expiry on August 14, 2022.

The Company granted the underwriters a 45-day option, ending September 28, 2019, to purchase up to an additional 1,012,500 shares of Common Stock and/or 2020 Investor Warrants to purchase up to 1,012,500 shares of Common Stock, at the public offering price less discounts and commissions. On August 15, 2019, the underwriters partially exercised this option by purchasing 800,000 shares of Common Stock and 2020 Investor Warrants to purchase an aggregate of 1,012,500 shares of Common Stock.

Subsequent to the closing of the Offering, all of the 2,655,000 PFW were exercised at $0.01 per PFW for proceeds of $26,550.

2017 Plan changes and stock option grants

Subsequent to June 30, 2019, and subject to approval by the Company’s stockholders, the Company’s board of directors approved an increase in the number of shares of common stock available to be issued under the 2017 Plan by 1,500,000. The increase brings the total number of shares available under the 2017 Plan to 2,280,000. As of June 30, 2019, the available number of shares of common stock under the 2017 Plan was 491,817.

The Company also granted 1,041,016 stock options to officers and directors of the Company. Of this total, 491,817 were granted under the existing 2017 Plan limit and 549,199 will be exercisable subject to approval by the Company’s stockholders of the share increase. All stock options have an exercise price of $0.61and expire on September 5, 2029. Of the 1,041,016 stock options granted, 375,000 vest pro rata monthly over one year from the date of grant and 666,016 vest as to one-sixth on the six month anniversary of the grant date with the remaining five-sixths vesting pro rate monthly over 30 months commencing on the seven month anniversary of the grant date.

Share issuances

Subsequent to June 30, 2019, we have issued 688 shares for services and 25,000 shares of Series B Preferred stock were converted into 6,250 shares of common stock.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, for the reasons set forth below, our disclosure controls and procedures were not effective as of June 30, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2019 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that we have a material weakness in the design and operating effectiveness of our internal controls over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions.

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

●

Over the course of the fiscal year ended June 30, 2019, we have continued to integrate personnel from our external consulting firm into our systems of internal controls in the following areas:

o    Preparation and review of accounting and financial documents; and

o    Payment processing procedures.

Despite the existence of this material weakness, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

While the implementation of improved controls and procedures has strengthened our internal control framework and disclosure controls, we continue to believe we have a material weakness related to the lack of sufficient segregation of duties.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm because we are not an accelerated filer under the Exchange Act.

Changes in Control Over Financial Reporting

During the year ended June 30, 2019, we continued to integrate the external accounting firm into the financial reporting and internal control systems and controls.

As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Position

Robert E. Hoffman	53	Chairman of the Board

Saiid Zarrabian	67	President, Chief Executive Officer and Director

Dennis Brown, PhD	70	Chief Scientific Officer

Scott Praill, CPA	53	Chief Financial Officer

John K. Bell, FCPA, CPA	72	Director

Lynda Cranston, BScN, MScN, ICD.D	72	Director

Napoleone Ferrara, MD	63	Director

Robert J. Toth, Jr., MBA	56	Director

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

The following table presents information regarding the total compensation awarded to, earned by, or paid to our Chief Executive Officer and the two most highly-compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers as of June 30, 2019 and June 30, 2018 for services rendered in all capacities to us for the years ended June 30, 2019 and June 30, 2018. These individuals are our Named Executive Officers for 2019.

Name and Principal Position	Period	Salary (US$)		Bonus Awards (US$)	Equity Awards (US$))	Total (US$)
Saiid Zarrabian, President and CEO	Year Ended June 30, 2019	470,000	(1)	165,665	—	635,665
	Year Ended June 30, 2018	237,412		85,631	615,992	939,035

Jeffrey Bacha, Former President and CEO	Year Ended June 30, 2019	—		—	—	—
	Year Ended June 30, 2018	537,579	(2)	—	122,338	659,917

Dennis Brown, PhD, Chief Scientific Officer	Year Ended June 30, 2019	200,000	(3)	—	—	200,000
	Year Ended June 30, 2018	200,000		—	—	200,000

Scott Praill, Chief Financial Officer	Year Ended June 30, 2019	220,000	(4)	52,250	30,627	302,877
	Year Ended June 30, 2018	200,000		10,000	—	210,000

(1)	On July 7, 2017, Mr. Zarrabian was elected to the Board of Directors. Upon his appointment Mr. Zarrabian was granted 3,600 stock options that are exercisable at $21.10 until July 7, 2027 for total compensation expense of $40,752. Effective April 11, 2018, he was also issued 20,000 PSUs for total compensation expense of $98,428. The PSUs were cancelled effective April 30, 2019. For serving as an independent director from July 7, 2017 until November 3, 2017 he was paid $8,750.

On November 3, 2017, Mr. Zarrabian was appointed interim chief executive officer and on January 1, 2018 he was also appointed interim president. On November 3, 2017 we entered into an agreement with Mr. Zarrabian pursuant to which he will receive an annualized fee of $280,000 and be eligible to receive a bonus targeted up to 30% of the $280,000 annual fee which may be adjusted by the Board based on his individual performance and our performance as a whole, with such performance targets to be established by the Board. Upon execution of the agreement, we paid Mr. Zarrabian an advance of $45,000 of the annual fee. With the $45,000 advance, Mr. Zarrabian purchased shares of our common stock on the market. For the period from November 3, 2017 to May 20, 2018 we paid Mr. Zarrabian a total of $243,510 under the consulting agreement which includes the $45,000 advance, $130,134 in consulting fees, and $68,376 in bonus. Upon his appointment as interim chief executive officer he was granted 12,000 stock options that are exercisable at $8.70 until November 3, 2027 for total compensation expense of $53,567.

On May 21, 2018, we entered into an employment agreement with Mr. Zarrabian pursuant to which Mr. Zarrabian was appointed as our permanent president and chief executive officer. Under the Agreement, Mr. Zarrabian will receive an annual base salary of $470,000 and will be eligible to receive a fiscal year target bonus of up to 50% of base salary (which may be adjusted by the Board to up to 60% of base salary based on overachievement of bonus targets or other performance criteria). Any bonus earned for a fiscal year will be payable in cash, but the Board may pay up to 50% of the bonus, as well as any bonus in excess of 50% of base salary, in the form of stock options granted under our 2017 Omnibus Equity Incentive Plan (or any successor plan). The bonus for our fiscal year ended June 30, 2019 will be based on the period from the effective date of the agreement (May 21, 2018) through June 30, 2019. Mr. Zarrabian’s bonus for our fiscal year ended June 30, 2019 is to be determined. The employment agreement may be terminated by us with or without cause (as defined therein). In the event we terminate the employment agreement without cause, we will be required to pay Mr. Zarrabian continued payment of his base salary for 12 months, a prorated bonus for the year of termination based on performance through the date of termination, an additional six months of vesting credit for any outstanding options, and continued health coverage during the severance period. In the event that an involuntary termination occurs during a period beginning sixty days before a definitive corporate transaction agreement is entered into that would result in a change in control, or within twelve months following a change in control, the severance period will increase to eighteen months’ severance, Mr. Zarrabian will receive 100% of his target bonus, and his options will be fully vested. During the period from May 21, 2018 to June 30, 2018 Mr. Zarrabian was paid $53,528 under the employment agreement. We have also recorded a pro-rated bonus of $17,255. Upon his appointment as full-time president and chief executive officer Mr. Zarrabian was granted 83,647 stock options that are exercisable at $9.825 until May 21, 2028 for total compensation expense of $423,245.

(2)	On February 9, 2017, we entered into an employment agreement with Jeffrey Bacha, our former president and chief executive officer. We paid Mr. Bacha an annual base salary of $250,000 and Mr. Bacha will also be eligible to participate in any bonus plan and long-term incentive plan established by us for senior executives. On December 22, 2017, we entered into a settlement agreement with Mr. Bacha pursuant to which, effective January 1, 2018, he would no longer serve as our officer. In addition, Mr. Bacha did not stand for re-election to the Board of Directors at our 2018 annual meeting of stockholders held on April 11, 2018. Pursuant to the terms of the settlement agreement and consistent with the terms of the employment agreement between Mr. Bacha and us dated February 9, 2017, as amended, Mr. Bacha was entitled to (i) accrued and unpaid base salary through January 1, 2018, (ii) payment for his accrued and unused vacation through January 1, 2018, (iii) severance in an amount equal to 13 months of Mr. Bacha’s base salary, or $270,833, (iv) payment in an amount equal to 12 months’ of coverage under our benefits plans, or $9,600 and (v) reimbursement for any properly incurred business expenses submitted with appropriate documentation in accordance with our expense reimbursement policies through December 31, 2017. In addition, all of Mr. Bacha’s unvested stock options were deemed vested as of January 1, 2018 and will remain exercisable for three years and any unexercised options will expire on December 31, 2020. In addition, effective January 1, 2018, Mr. Bacha will provide consulting services to us through April 30, 2018 for a consulting fee of $20,833 per month and subsequent to April 30, 2018 on an hourly basis. The separation agreement and the employment agreement contain customary post-termination restrictive covenants in favor of us including confidentiality, non-competition and non-solicitation covenants. As a result of modifying Mr. Bacha’s stock options, a total of $122,338 has been recognized.

(3)	On January 1, 2015, we entered into a consulting agreement with Dr. Dennis Brown, our chief scientific officer. Subsequent to this agreement, it has been amended and is now renewed on an annual basis. Under the most recent renewal, Dr. Brown will continue to serve as our chief scientific officer until December 31, 2019, which period may be extended in accordance with the terms of the agreement. We will pay Dr. Brown an annual consulting fee of $200,000 during calendar year 2019. We may also pay to Dr. Brown a bonus and incentive compensation as determined at the discretion of the Board of Directors. The consulting agreement with Dr. Brown does not specify the amount of time Dr. Brown is required to devote to us, but does require that Dr. Brown provide us with the full benefit of his knowledge, expertise and ingenuity, and prohibits Dr. Brown from engaging in any business, enterprise or activity contrary to or that would detract from our business.

(4)	On February 9, 2017, we entered into an employment agreement with Scott Praill, our chief financial officer. Pursuant to the employment agreement, Mr. Praill will continue to serve as our chief financial officer for an indefinite period until termination of the employment agreement in accordance with its terms. We will pay Mr. Praill an annual base salary of $200,000 (which may be adjusted on an annual basis in the discretion of the Board of Directors) and Mr. Praill will also be eligible to participate in any bonus plan and long-term incentive plan established by us for senior executives. Mr. Praill’s bonus for our fiscal year ended June 30, 2019 is to be determined. The employment agreement may be terminated by us with or without cause (as defined therein). In the event we terminate the employment agreement without cause, we will be required to pay Mr. Praill, any accrued and unpaid base salary, plus an amount equal to 12 months of Mr. Praill’s base salary plus one additional month’s base salary for each completed year of service, up to 18 months’ base salary. On November 8, 2018, Mr. Praill was granted 10,000 stock options that are exercisable at $6.099 until November 8, 2028 for total compensation expense of $30,627.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of June 30, 2019, reflecting our one-for-ten reverse stock split occurring on May 8, 2019.

	Option awards							Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable		Number of securities underlying unexercised options (#) un-exercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (US$)		Option expiration date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Saiid Zarrabian	2,100	(1)	1,500	—	21.10		July 7, 2027	—	—
	12,000	(2)	—	—	8.70		Nov 3, 2027
	30,206	(3)	53,441	—	9.825		May 21, 2028

Jeffrey Bacha	3,750		—	—	20.00	(5)	Dec 31, 2020	—	—
	8,750		—	—	42.00		Dec 31, 2020
	9,360		—	—	49.50		Dec 31, 2020

Dennis Brown, PhD	3,750		—	—	20.00	(5)	Feb 1, 2022	—	—
	8,750		—	—	42.00		Aug 15, 2023
	7,280	(4)	2,080	—	49.50		Feb 17, 2027

Scott Praill	1,250		—	—	20.00	(5)	Feb 1, 2022	—	—
	8,750		—	—	42.00		Aug 15, 2023
	2,909	(4)	831	—	49.50		Feb 17, 2027
	1,944	(6)	8,056	—	6.099		November 8, 2028

(1)	Stock options vest as to 1,200 on June 30, 2018, and 300 options vest each three months thereafter starting September 30, 2018.

(2)	Stock options vest pro rata monthly until full vesting on November 3, 2018.

(3)	Stock options vest as to 1/6th on November 21, 2018 with the remaining shares vesting in equal monthly installments over a period of 30 months commencing on December 21, 2018.

(4)	Stock options vest pro rata monthly until fully vesting on February 17, 2020.

(5)	Original exercise price was CDN $20.00. Price was amended to USD $20.00 on June 30, 2016. All other terms of the option grants remain unchanged.

(6)	Stock options vest as to 1/6th on May 8, 2019 with the remaining shares vesting in equal monthly installments over a period of 30 months commencing on June 8, 2019.

Director Compensation

Director compensation is intended to provide an appropriate level of remuneration considering the responsibilities, time requirements and accountability of the Directors.

The following table sets forth director compensation for the fiscal year ended June 30, 2019 (excluding compensation to our executive officers set forth in the summary compensation table above) paid by us, reflecting our one-for-ten reverse stock split occurring on May 8, 2019.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(3)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert E. Hoffman	60,000	—	10,235	—	—	—	70,235
John K. Bell	40,000	—	10,235	—	—	—	50,235
Lynda Cranston	40,000	—	10,235	—	—	—	50,235
Napoleone Ferrara, MD	35,000	—	10,235	—	—	—	45,235
Robert J, Toth, Jr.	40,000	—	10,235	—	—	—	50,235

(1)	For our fiscal year ended June 30, 2019, our directors were paid a $35,000 annual retainer, an additional $5,000 annual retainer for chairing a committee, and the chairman of the board was paid an additional annual retainer of $25,000.

(2)	On November 8, 2018, independent directors were granted 4,000 stock options at an exercise price of $6.099. The options have a ten-year term and vest pro rata over one year from the date of grant.

(3)	On April 30, 2019, the 20,000 Performance Stock Units issued under the 2017 Plan in fiscal 2018 to each of our independent directors were cancelled.

Risk Management

We do not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 6, 2019, with respect to the beneficial ownership of the outstanding common stock, reflecting our one-for-ten reverse stock split occurring on May 8, 2019, by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner(1)	Common Stock		Percentage of Common Stock(2)
Directors and Officers:
Saiid Zarrabian	60,290	(3)	*
Dennis Brown, PhD	90,888	(4)	*
Scott Praill	25,955	(5)	*
Robert E. Hoffman	5,466	(6)	*
John K. Bell	21,567	(7)	*
Robert J. Toth, Jr.	10,873	(8)	*
Lynda Cranston	9,979	(9)	*
Napoleone Ferrara, MD	5,938	(10)	*
Jeffrey Bacha	104,063	(11)	*
All officers and directors as a group (9 persons)	335,019		2.93%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o DelMar Pharmaceuticals, Inc., Suite 720 - 999 West Broadway, Vancouver, British Columbia, Canada V5Z 1K5.

(2)	Applicable percentage ownership is based on 10,913,483 shares of common stock outstanding as of September 6, 2019, together with securities exercisable or convertible into shares of common stock within 60 days of September 6, 2019 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 6, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 54,200 shares issuable upon the exercise of vested stock options.

(4)	Includes 53,750 shares held by Valent Technologies, LLC, 20,820 shares issuable upon exercise of vested stock options, 2,125 shares issuable upon exercise of warrants held by Dr. Brown, and 750 shares issuable upon the conversion of Series B Preferred Stock.

(5)	Includes 16,381 shares issuable upon exercise of vested stock options, 1,250 shares issuable upon exercise of warrants and 938 shares upon the conversion of Series B Preferred Stock.

(6)	Includes 5,466 shares issuable upon exercise of vested stock options.

(7)	Includes 9,701 shares owned by Onbelay Capital, Inc., 1,250 shares issuable upon exercise of warrants held by Onbelay Capital, Inc., 9,366 shares issuable upon exercise of vested stock options, and 1,250 shares issuable upon the conversion of Series B Preferred Stock held by Onbelay Capital, Inc.

(8)	Includes 9,366 shares issuable upon exercise of vested stock options and 325 shares issuable upon the conversion of Series B Preferred Stock.

(9)	Includes 9,366 shares issuable upon exercise of vested options and 313 shares issuable upon the conversion of Series B Preferred Stock.

(10)	Includes 5,938 shares issuable upon exercise of vested stock options.

(11)	Includes 625 shares issuable upon the exchange of Exchangeable Shares held in trust, 21,860 shares issuable upon exercise of vested stock options, and 1,500 shares issuable upon exercise of warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of June 30, 2019:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders (1)	122,698	$8.81	491,817
Equity compensation plans not approved by security holders – Del Mar (BC) 2013 Amended and Restated Stock Option Plan	165,485	$32.32	-
Totals	288,183	$22.31	491,817

(1)	As approved by our stockholders at the annual meeting of stockholders held on April 11, 2018, on July 7, 2017, as amended on February 1, 2018, our Board of Directors approved adoption of our 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The Board of Directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, 780,000 shares of our common stock are reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”) or that are subject to grants of stock options made, or that may be made, under the Legacy Plan. A total of 122,698 shares of common stock, net of forfeitures, have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 165,485 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving a potential 491,817 shares of common stock available for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised and no new grants are made under the Legacy Plan. The maximum number of shares of our common stock with respect to which any one participant may be granted awards during any calendar year is 8% of our fully diluted shares of common stock on the date of grant (excluding the number of shares of common stock issued under the 2017 Plan and/or the Legacy Plan or subject to outstanding awards granted under the 2017 Plan and/or the Legacy Plan). No award will be granted under the 2017 Plan on or after July 7, 2027, but awards granted prior to that date may extend beyond that date.

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

Item 14. Principal Accounting Fees and Services.

On October 7, 2016, Ernst & Young LLP (“E&Y”), Chartered Professional Accountants, were appointed as our new auditors.

PricewaterhouseCoopers LLP (“PwC”), Chartered Professional Accountants, were our auditors until October 4, 2016.

The following is a summary of fees paid by us for professional services rendered by E&Y for the years ended June 30, 2019 and June 30, 2018.

	Year Ended June 30, 2019	Year Ended June 30, 2018

Audit fees	$132,800	$137,800
Audit related fees	$182,800	$22,000
Tax fees	$-	$-
All other fees	$-	$-
Total fees	$315,600	$159,800

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

Tax Fees. E&Y has not performed any tax compliance services for us during the years ended June 30, 2019 or 2018.

All other fees. E&Y did not receive any other fees from us for the years ended June 30, 2019 or 2018.

In accordance with applicable laws, rules and regulations, our audit committee charter and pre-approval policies established by the audit committee require that the audit committee review in advance and pre-approve all audit and permitted non-audit fees for services provided to us by our independent registered public accounting firm. The services performed by, and the fees to be paid to E&Y, in 2019 and 2018 were approved by the audit committee.

PART IV

Item 15. Exhibits.

2.1	Exchange Agreement, dated January 25, 2013, among the Company, Exchangeco, Callco, Del Mar (BC) and securityholders of Del Mar (BC) (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013)

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 17, 2010)

3.2	Articles of Merger of the Company (incorporated by reference to Exhibit 3.1(b) of the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2013)

3.3	Certificate of Designation of Special Voting Preferred Stock of the Company (incorporated by reference to Exhibit 3.1(a) of the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2013)

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 17, 2010)

3.5	Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2013)

3.6	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014)

3.7	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013)

3.8	Certificate of Change (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2016)

3.9	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016)

3.10	The Certificate of Amendment to the Articles of Incorporation, as amended, of DelMar Pharmaceuticals Inc., dated April 11, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.11	Certificate of Correction to the Company’s articles of incorporation, filed with the Secretary of State of the State of Nevada on April 17, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2019)

3.12	Certificate of Change of DelMar Pharmaceuticals, Inc., dated May 7, 2019 and effective May 8, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2019)

3.13	Certificate of Amendment to the Articles of Incorporation, as amended, of DelMar Pharmaceuticals Inc., dated June 26, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2019)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013)

4.4	Form of Dividend Warrant (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013)

4.5	Form of Election to Exercise Warrants (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014)

4.6	Form of Investor Warrant Amendment (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2014)

4.7	Form of Dividend Warrant Amendment (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2014)

4.8	Form of Placement Agent Warrant Amendment (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2015)

4.9	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016)

4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2017)

4.11	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2017)

4.12	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.13	Form of Pre-Funded Warrant Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.14	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.15	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

10.1	Form of Placement Agent Agreement (incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form S-1/A filed with the SEC on July 15, 2015)

10.2	Intercompany Funding Agreement, dated January 25, 2013, between the Company and Exchangeco (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.3	Support Agreement, dated January 25, 2013, among the Company, Exchangeco and Callco (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.4	Voting and Exchange Trust Agreement, dated January 25, 2013, among the Company, Callco, Exchangeco, and the Trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.5†	Memorandum of Understanding and Collaboration Agreement between Guangxi Wuzhou Pharmaceutical (Group) Co. Ltd. and Del Mar (BC) (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013)

10.6†	Patent Assignment Agreement, dated September 12, 2010, between Del Mar (BC) and Valent (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K/A filed with the SEC on March 14, 2013)

10.7	Amendment, dated January 21, 2013, to Patent Assignment Agreement, dated September 12, 2010, between Del Mar (BC) and Valent (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K/A filed with the SEC on March 14, 2013)

10.8	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2015)

10.9	Consulting Agreement, effective January 1, 2015 between Del Mar (BC) and Jeffrey Bacha (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 filed with the SEC on April 10, 2015)

10.10	Consulting Agreement, effective January 1, 2015 between Del Mar (BC) and Dennis Brown (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 filed with the SEC on April 10, 2015)

10.11	Consulting Agreement, effective January 1, 2015 between Del Mar (BC) and Scott Praill (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 filed with the SEC on April 10, 2015)

10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016)

10.13	Form of Royalty Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016)

10.14	Form of Securities Purchase Agreement, dated April 12, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2017)

10.15	Engagement Letter Agreement, dated January 24, 2017 between DelMar Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2017)

10.16	Amendment No. 1 to letter agreement between DelMar Pharmaceuticals, Inc. H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2017)

10.17	Amendment No. 2 to letter agreement between DelMar Pharmaceuticals, Inc. H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2017)

10.18	Employment agreement among Delmar Pharmaceuticals Inc., Delmar Pharmaceuticals (BC) Ltd. and Jeffrey Bacha (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2017)

10.19	Employment agreement among Delmar Pharmaceuticals Inc., Delmar Pharmaceuticals (BC) Ltd. and Scott Praill (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2017)

10.20	Amendment to consulting agreement between Delmar Pharmaceuticals (BC) Ltd. and Dennis Brown (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2017)

10.21	2017 Omnibus Equity Incentive Plan (As Amended and Restated Effective as of February 1, 2018) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2018)

10.22	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2017)

10.23	Engagement Letter Agreement, dated September 17, 2017 between DelMar Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2017)

10.24	Form of Securities Purchase Agreement, dated September 20, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2017)

10.25	Settlement Agreement, dated January 1, 2018, between Delmar Pharmaceuticals, Inc. and Jeffrey Bacha (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2018

10.26	Agreement, effective as of November 3, 2017 between the Company and Mr. Zarrabian (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2017

10.27	Employment agreement, effective as of May 21, 2018 between the Company and Mr. Zarrabian (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2018, 2017

10.28	Placement Agency Agreement, dated June 3, 2019, among the Company, Maxim Group LLC and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2019)

10.29	Form of Purchase Agreement, dated as of June 3, 2019 among the Company and the purchasers thereunder (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2019)

10.30	Underwriting Agreement, dated as of August 14, 2019, among the Company, Maxim Group LLC and Dawson James Securities, Inc. (incorporated by reference to Exhibit 1.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

10.31	Form of Leak-Out Agreement, dated as of August 14, 2019, among the Company and the signatories thereto (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2019)

16.1	Letter from PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016)

21.1	Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2013)

23.1	Consent of Ernst & Young, LLP*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

EX-101.INS	XBRL Instance Document *
EX-101.SCH	XBRL Taxonomy Extension Schema Document *
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase *
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase *
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

†	Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELMAR PHARMACEUTICALS, INC.

Dated: September 9, 2019	By:	/s/ Saiid Zarrabian
		Name:	Saiid Zarrabian
		Title:	Chief Executive Officer (principal executive officer)

Dated: September 9, 2019	By:	/s/ Scott Praill
		Name:	Scott Praill
		Title:	Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Saiid Zarrabian	Chief Executive Officer, Director	September 9, 2019
Saiid Zarrabian	(principal executive officer)

/s/ Scott Praill	Chief Financial Officer	September 9, 2019
Scott Praill	(principal financial and accounting officer)

/s/ Dennis Brown	Chief Scientific Officer	September 9, 2019
Dennis Brown

/s/ John K. Bell	Director	September 9, 2019
John K. Bell

/s/ Robert J. Toth	Director	September 9, 2019
Robert J. Toth

/s/ Lynda Cranston	Director	September 9, 2019
Lynda Cranston

/s/ Robert E. Hoffman	Director	September 9, 2019
Robert E. Hoffman

/s/ Napoleone Ferrara	Director	September 9, 2019
Napoleone Ferrara