Form 10-Q
period 2019-09-30
DelMar Pharmaceuticals, Inc.
filed 2019-11-13
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 001-37823

DelMar Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0360497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12707 High Bluff Dr., Suite 200 San Diego, CA	92130
(Address of principal executive offices)	(zip code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ Emerging growth company ☐	Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

Number of shares of common stock outstanding as of November 12, 2019 was 11,399,700.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the three months ended September 30, 2019

(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Balance Sheets

(expressed in US dollars unless otherwise noted)

	Note	September 30, 2019 $	June 30, 2019 $
		(unaudited)
Assets

Current assets
Cash and cash equivalents		8,060,039	3,718,758
Prepaid expenses and deposits		223,714	280,248
Interest, taxes and other receivables		70,743	26,187
		8,354,496	4,025,193
Intangible assets - net		9,261	12,062
		8,363,757	4,037,255

Liabilities

Current liabilities
Accounts payable and accrued liabilities		1,127,543	1,744,517
Related party payables	3	211,300	325,208

		1,338,843	2,069,725
Stockholders’ equity

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at September 30, 2019 (June 30, 2019 – 278,530)	3,5	278,530	278,530
648,613 Series B shares at September 30, 2019 (June 30, 2019 – 673,613)	5	4,524,897	4,699,304
1 special voting share at September 30, 2019 (June 30, 2019 – 1)		-	-

Common stock
Authorized
95,000,000 shares at September 30, 2019 and June 30, 2019, $0.001 par value
11,406,233 issued at September 30, 2019 (June 30, 2019 – 3,839,358)	5	11,406	3,839

Additional paid-in capital	5	56,098,086	50,954,741

Warrants	5	8,279,168	6,588,283

Accumulated deficit		(62,188,351)	(60,578,345)

Accumulated other comprehensive income		21,178	21,178

		7,024,914	1,967,530

		8,363,757	4,037,255

Nature of operations, corporate history, and going concern (note 1)

Subsequent events (note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

(expressed in US dollars unless otherwise noted)

		Three months ended September 30,
	Note	2019 $	2018 $

Expenses
Research and development	5	721,475	1,019,120
General and administrative	5	913,628	986,470

		1,635,103	2,005,590

Other (income) loss
Change in fair value of derivative liability	4	-	220
Foreign exchange (gain) loss		(374)	5,838
Interest income		(28,858)	(19,844)

		(29,232)	(13,786)

Net loss for the period		1,605,871	1,991,804

Computation of basic loss per share
Net loss for the period		1,605,871	1,991,804
Series B Preferred stock dividend	5	2,046	36,085
Net loss for the period attributable to common stockholders		1,607,917	2,027,889

Basic and fully diluted loss per share		0.21	0.88

Basic weighted average number of shares		7,538,562	2,296,909

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Number of common shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Warrants $	Accumulated deficit $	Stockholders' equity $

Balance - June 30, 2019	3,839,358	3,839	50,954,741	21,178	4,977,834	6,588,283	(60,578,345)	1,967,530

Issuance of shares and warrants - net of issue costs	4,895,000	4,895	2,489,251	-	-	4,088,820	-	6,582,966
Exercise of warrants for cash	2,655,000	2,655	2,421,830	-	-	(2,397,935)	-	26,550
Conversion of Series B preferred stock to common stock	6,250	6	174,401	-	(174,407)	-	-	-

Shares issued for services	6,925	7	4,836	-	-	-	-	4,843
Stock option expense	-	-	50,985	-	-	-	-	50,985
Series A preferred cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Series B preferred stock dividend	3,700	4	2,042	-	-	-	(2,046)	-
Loss for the year	-	-	-	-	-	-	(1,605,871)	(1,605,871)

Balance - September 30, 2019	11,406,233	11,406	56,098,086	21,178	4,803,427	8,279,168	(62,188,351)	7,024,914

Balance - June 30, 2018	2,296,667	2,297	43,198,193	21,178	6,425,410	8,229,482	(52,441,337)	5,435,223

Warrants issued for services	-	-	-	-	-	30,661	-	30,661
Shares issued for services	706	1	4,138	-	-	-	-	4,139
Performance stock unit expense	-	-	61,514	-	-	-	-	61,514
Stock option expense	-	-	132,902	-	-	-	-	132,902
Series A preferred cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Series B preferred stock dividend	4,960	4	36,081	-	-	-	(36,085)	-
Loss for the year	-	-	-	-	-	-	(1,991,804)	(1,991,804)
,
Balance - September 30, 2018	2,302,333	2,302	43,432,828	21,178	6,425,410	8,260,143	(54,471,315)	3,670,546

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(expressed in US dollars unless otherwise noted)

		Three months ended September 30,
		2019	2018
	Note	$	$
Cash flows from operating activities
Loss for the period		(1,605,871)	(1,991,804)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets		2,801	6,659
Change in fair value of derivative liability	4	-	220
Shares issued for services		4,843	4,139
Warrants issued for services		-	30,661
Stock option expense	5	50,985	132,902
Performance stock unit expense		-	61,514

Changes in operating assets and liabilities
Interest, taxes and other receivables		(44,556)	27,849
Prepaid expenses and deposits		56,534	203,462
Accounts payable and accrued liabilities		(616,974)	(568,199)
Related party payables		(113,908)	7,674
Net cash used in operating activities		(2,266,146)	(2,084,923)

Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	5	6,582,966	-
Warrants exercised for cash	5	26,550	-
Series A preferred stock dividend	3	(2,089)	(2,089)

Net cash provided by (used in) financing activities		6,607,427	(2,089)

Increase (decrease) in cash and cash equivalents		4,341,281	(2,087,012)

Cash and cash equivalents - beginning of period		3,718,758	5,971,995

Cash and cash equivalents - end of period		8,060,039	3,884,983

Supplementary information (note 7)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2019

(expressed in US dollars unless otherwise noted)

1	Nature of operations, corporate history, and going concern

Nature of operations

DelMar Pharmaceuticals, Inc. (the “Company”) is a clinical stage drug development company with a focus on the treatment of solid tumor cancers. The Company is currently conducting two phase 2 clinical trials in the United States and China with its product candidate, VAL-083, as a potential new treatment for glioblastoma multiforme, the most common and aggressive form of brain cancer. Historical research indicates that VAL-083 is also active in other solid tumor cancers such as ovarian, lung, pediatric brain cancer, as well as other solid tumors of the central nervous system. The Company may pursue opportunities in these cancers in the future. In order to accelerate the Company’s development timelines, it leverages existing preclinical and clinical data from a wide range of sources.  The Company may seek marketing partnerships in order to potentially offset clinical costs and to generate future royalty revenue from approved indications of its product candidate.

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

Going concern

These condensed consolidated interim financial statements have been prepared on a going concern basis which assumes that the Company will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the three months ended September 30, 2019, the Company reported a loss of $1,605,871, and a negative cash flow from operations of $2,266,146. The Company had an accumulated deficit of $62,188,351 and had cash equivalents on hand of $8,060,039 as of September 30, 2019. The Company is in the development stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidate is commercialized, or partnered, which may not ever occur. In the near future, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these condensed consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2019

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

Reverse stock split

On May 7, 2019, the Company filed a Certificate of Change with the Secretary of State of Nevada that effected a 1-for-10 (1:10) reverse stock split of its common stock, par value $0.001 per share, which became effective on May 8, 2019. Pursuant to the Certificate of Change, the Company’s authorized common stock was decreased in the same proportion as the split resulting in a decrease from 70,000,000 authorized shares of common stock to 7,000,000 shares authorized. The par value of its common stock was unchanged at $0.001 per share, post-split. All common shares, warrants, stock options, conversion ratios, and per share information in these condensed consolidated interim financial statements give retroactive effect to the 1-for-10 reverse stock split. The Company’s authorized and issued preferred stock was not affected by the split.

Amended articles of incorporation

On June 26, 2019, we amended our articles of incorporation to increase the number of authorized shares of common stock from 7,000,000 to 95,000,000 shares.

Basis of presentation

The condensed consolidated interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and are presented in United States dollars. The functional currency of the Company and each of its subsidiaries is the United States dollar.

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Del Mar BC, Callco, and Exchangeco. All intercompany balances and transactions have been eliminated in consolidation.

The principal accounting policies applied in the preparation of these condensed consolidated interim financial statements are set out below and have been consistently applied to all periods presented.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2019

(expressed in US dollars unless otherwise noted)

Unaudited interim financial data

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements of the Company as at June 30, 2019 included in our Form 10-K. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2020, or for any other future annual or interim period.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as at the end of, or during, the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the derivative liability, the valuation of equity instruments issued for services, and clinical trial accruals. Further details of the nature of these assumptions and conditions may be found in the relevant notes to these condensed consolidated interim financial statements.

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the three-month periods ended September 30, 2019 and 2018 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, performance stock units, and convertible preferred shares is anti-dilutive. As of September 30, 2019, potential common shares of 9,683,596 (2018 – 1,433,353) related to outstanding warrants, 780,000 (2018 – 262,683) relating to stock options, nil (2018 – 120,000) relating to performance stock units, and 162,177 (2018 – 220,279) relating to outstanding Series B convertible preferred shares were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently adopted

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2019

(expressed in US dollars unless otherwise noted)

ASU 2016-02 — Leases (Topic 842)

The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of ASU 2016-02 did not have a material impact on the Company’s results of operations or financial results.

ASU 2018-07 — Stock Compensation (Topic 718) Improvements to Nonemployee Shares-based Payment Accounting

The amendments in this update are intended to the reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. The ASU expands the scope of Topic 718, Compensation —Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. The existing guidance on nonemployee share-based payments is significantly different from current guidance for employee share-based payments. This ASU expands the scope of the employee share-based payments guidance to include share-based payments issued to nonemployees. By doing so, the FASB improves the accounting of nonemployee share-based payments issued to acquire goods and services used in its own operations. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018-07 did not have a material impact on the Company’s results of operations or financial results.

Not yet adopted

ASU 2017-11 — I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

The amendments in this update are intended to reduce the complexity associated with the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, the indefinite deferral of certain provisions of Topic 480 have been re-characterized to a scope exception. The re-characterization has no accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company has not yet evaluated the impact of adoption of this ASU on its condensed consolidated interim financial statements and related disclosures.

During the three months ended September 30, 2019, other than ASU 2017-11, there have been no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2019

(expressed in US dollars unless otherwise noted)

3	Related party transactions

The Series A Preferred Stock is held by Valent Technologies, LLC (“Valent”), an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer. Therefore, Valent is a related party to the Company. For the three months ended September 30, 2019 and 2018 respectively, the Company recorded $2,089 related to the dividend payable to Valent on the Series A Preferred Stock (note 5). The dividends have been recorded as a direct increase in accumulated deficit.

The related party payable balances as of September 30, 2019 and June 30, 2019 consist of compensation costs, directors’ fees, and amounts owing for expense reimbursement to the Company’s officers and directors.

4	Derivative liability

The Company has issued common stock purchase warrants. Based on the terms of certain of these warrants the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value each reporting period with the changes in fair value recorded in the condensed consolidated interim statement of operations and comprehensive loss.

The derivative liabilities balance was nil at September 30, 2019 and June 30, 2019. The derivative liabilities balance consisted of the 2,180 Agent Warrants at September 30, 2019 and 2018, and at June 30, 2019.

Changes in the Company’s derivative liability are summarized as follows:

	Three months ended
	September 30,
	2019	2018
	$	$

Opening balance	-	1,117
Change in fair value of warrants	-	220

Closing balance	-	1,337
Less current portion	-	-

Long term portion	-	1,337

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2019

(expressed in US dollars unless otherwise noted)

5	Stockholders’ equity

Preferred stock

	Series B Preferred Stock

	Number of shares	$

Opening balance – June 30, 2019	673,613	4,699,304
Conversion of Series B Preferred stock to common stock	(25,000)	(174,407)

Closing balance – September 30, 2019	648,613	4,524,897

There was no change to the Series B Preferred stock for the three months ended September 30, 2018 nor to the Series A Preferred stock for either of the three months ended September 30, 2019 or 2018.

Series B Preferred Stock

During the year ended June 30, 2016, the Company issued an aggregate of 902,238 shares of Series B Preferred Stock at a purchase price of at $8.00 per share. Each share of Series B Preferred Stock is convertible into 0.25 shares of common stock equating to a conversion price of $32.00 (the “Conversion Price”) and will automatically convert to common stock at the earlier of (i) 24 hours following regulatory approval of VAL-083 with a minimum closing bid price of $80.00 or (ii) five years from the final closing date. The holders of the Series B Preferred Stock are entitled to an annual cumulative, in arrears, dividend at the rate of 9% payable quarterly. The 9% dividend accrues quarterly commencing on the date of issue and is payable quarterly on June 30, September 30, December 31, and March 31 of each year commencing on June 30, 2016. Dividends are payable solely by delivery of shares of common stock, in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the Conversion Price. The Series B Preferred Stock does not contain any repricing features. Each share of Series B Preferred Stock entitles its holder to vote with the common stock on an as-converted basis.

The Series B Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to the Special Voting Preferred Stock and (iii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series B Preferred Stock. The Series B Preferred Stock shall be pari passu in liquidation to the Company’s Series A Preferred Stock. The liquidation value of the Series B Preferred Stock at September 30, 2019 is the stated value of $5,188,904 (June 30, 2019 - $5,388,904).

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

Pursuant to the Series B Preferred Stock dividend, during the three months ended September 30, 2019, the Company issued 3,700 (2018 – 4,960) shares of common stock and recognized $2,046 (2018 – $36,085) as a direct increase in accumulated deficit.

A total of 648,613 (2018 – 881,113) shares of Series B Preferred Stock are outstanding as of September 30, 2019, such that a total of 162,177 (2018 – 220,280) shares of common stock are issuable upon conversion of the Series B Preferred Stock as at September 30, 2019. Converted shares are rounded up to the nearest whole share.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2019

(expressed in US dollars unless otherwise noted)

Series A Preferred Stock

Effective September 30, 2014, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 278,530 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Series A Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Series A Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock. The Series A Preferred Stock is held by Valent (note 3).

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to the Company’s Special Voting Preferred Stock and (iii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock shall be pari passu in liquidation to the Company’s Series B Preferred Stock. The liquidation value of the Series A Preferred stock at September 30, 2019 and June 30, 209 is the stated value of $278,530.

Common stock

Stock Issuances

Three months ended September 30, 2019

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

The net proceeds from the Offering, including from the partial exercise of the underwriters’ option to purchase additional securities, were $6,582,966, after deducting underwriting discounts and commissions, and other offering expenses.

The 2020 Investor Warrants are exercisable at $1.00 per share until their expiry on August 16, 2024 and the PFW are exercisable at $0.01 per share at any time after August 16, 2019. The Company also issued 377,500 warrants to the underwriters of the Offering (the “2020 Underwriter Warrants”). The 2020 Underwriter Warrants are exercisable at $1.15 per share commencing February 10, 2020 until their expiry on August 14, 2022.

The Company granted the underwriters a 45-day option, ending September 28, 2019, to purchase up to an additional 1,012,500 shares of Common Stock and/or 2020 Investor Warrants to purchase up to 1,012,500 shares of Common Stock, at the public offering price. On August 15, 2019, the underwriters partially exercised this option by purchasing 800,000 shares of Common Stock and 2020 Investor Warrants to purchase an aggregate of 1,012,500 shares of Common Stock.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2019

(expressed in US dollars unless otherwise noted)

During the three months ended September 30, 2019, all of the 2,655,000 PFW were exercised at $0.01 per PFW for proceeds of $26,550.

2017 Omnibus Incentive Plan

As approved by the Company’s stockholders at the annual meeting of stockholders held on April 11, 2018, on July 7, 2017, as amended on February 1, 2018, the Company’s board of directors approved adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, 780,000 shares of Company common stock are reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”) or that are subject to grants of stock options made, or that may be made, under the Legacy Plan. A total of 165,485 shares of common stock have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 614,515 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving no shares of common stock available at September 30, 2019 for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised.

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

During the three months ended September 30, 2019, and subject to approval by the Company’s stockholders, the Company’s board of directors approved an increase in the number of shares of common stock available to be issued under the 2017 Plan by 1,500,000. The increase brings the total number of shares available under the 2017 Plan to 2,280,000.

During the three months ended September 30, 2019, the Company also granted 1,041,016 stock options to officers and directors of the Company. The total grant date aggregate fair value of the stock options was $505,385. Of the total stock options granted of 1,041,016, 491,817 were granted under the existing 2017 Plan limit and 549,199 will be exercisable subject to approval by the Company’s stockholders of the 2017 Plan share increase. All of these stock options granted to officers and directors have an exercise price of $0.61 and expire on September 5, 2029. Of the 1,041,016 stock options granted, 375,000 vest pro rata monthly over one year from the date of grant and 666,016 vest as to one-sixth on the six month anniversary of the grant date with the remaining five-sixths vesting pro rate monthly over 30 months commencing on the seven month anniversary of the grant date.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2019

(expressed in US dollars unless otherwise noted)

Stock Options

The following table sets forth the aggregate stock options outstanding under all plans as of September 30, 2019:

	Number of stock options outstanding	Weighted average exercise price

Balance – June 30, 2019	288,183	22.31
Granted	491,817	0.61

Balance – September 30, 2019	780,000	8.63

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2019

(expressed in US dollars unless otherwise noted)

The following table summarizes stock options outstanding and exercisable under all plans at September 30, 2019:

Exercise price $	Number Outstanding at September 30, 2019	Weighted average remaining contractual life (years)	Number exercisable at September 30, 2019

0.61	491,817	9.93	-
6.10	30,000	9.11	19,443
7.00	5,451	8.73	2,271
8.70	12,000	8.09	12,000
9.83	83,647	8.64	37,176
10.60	3,600	8.54	1,800
11.70	30,000	3.41	30,000
15.10	2,500	2.67	2,500
20.00	13,125	2.02	13,125
21.10	14,400	7.77	9,600
29.60	4,500	5.35	4,500
37.60	4,500	6.36	4,500
40.00	1,250	-	1,250
41.00	4,000	7.11	3,778
42.00	41,250	3.31	41,250
44.80	3,000	6.36	3,000
49.50	22,460	4.82	20,641
53.20	8,000	6.60	8,000
61.60	1,500	3.50	1,500
92.00	3,000	3.67	3,000

	780,000		219,334

The above table excludes 549,199 granted stock options that are exercisable subject to approval by the Company’s stockholders of the share reserve increase under the 2017 Plan. These options are exercisable at $0.61 per share until September 5, 2029.

There are 560,666 unvested stock options at September 30, 2019.

Included in the number of stock options outstanding are 2,500 stock options granted at an exercise price of CA $20.00. The exercise price of these options shown in the above table have been converted to US $15.10 using the period ending closing exchange rate. Stock options issued during the three months ended September 30, 2019 have been valued using a Black-Scholes pricing model with the following assumptions:

September 30, 2019

Dividend rate	0%
Volatility	99% to 102%
Risk-free rate	1.50%
Term - years	5.5 to 6.5

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2019

(expressed in US dollars unless otherwise noted)

The estimated volatility of the Company’s common stock at the date of issuance of the stock options is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the stock options at the valuation date. The expected life of the stock options has been estimated using the plain vanilla method.

The Company has recognized the following amounts as stock option expense for the periods noted:

	Three months ended September 30,
	2019 $	2018 $

Research and development	8,153	28,450
General and administrative	42,832	104,452

	50,985	132,902

All of the stock option expense for the periods ended September 30, 2019 and 2018 has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at September 30, 2019 was $0 (2018 - $1,499) and the aggregate intrinsic value of stock options exercisable at September 30, 2019 was also $0 (2018 - $0). As of September 30, 2019, there was $352,104 in unrecognized compensation expense that will be recognized over the next 2.93 years. No stock options granted under the Company’s equity plans have been exercised to September 30, 2019. Upon the exercise of stock options new shares will be issued.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2019

(expressed in US dollars unless otherwise noted)

Warrants

Certain of the Company’s warrants have been recognized as a derivative liability (note 4). The following table summarizes changes in the Company’s outstanding warrants as of September 30, 2019:

Description	Number

Balance – June 30, 2019	1,543,596

2020 Investor Warrants issued in underwritten offering	7,762,500
PFW issued in underwritten offering	2,655,000
2020 Underwriter Warrants issued in underwritten offering	377,500
Exercise of PFW	(2,655,000)

Balance - September 30, 2019	9,683,596

The following table summarizes the Company’s outstanding warrants as of September 30, 2019:

Description	Number	Exercise price $	Expiry date

2020 Investor	7,762,500	1.00	August 16, 2024
2019 Investor	760,500	3.10	June 5, 2024
2018 Investor	280,000	12.50	September 22, 2022
2017 Investor	207,721	35.00	April 19, 2022
2015 Investor	97,905	30.00	July 31, 2020
Issued for services	26,500	30.00	July 1, 2020 to February 1, 2021
Issued for services	6,000	17.80	January 25, 2023
Issued for services	33,600	11.70	February 27, 2023
Issued for services	12,000	9.00	September 15, 2023
Issued for services	4,140	59.30	February 27, 2020
Issued for services	2,000	9.00	October 11, 2021
2020 Underwriter	377,500	1.15	August 14, 2022
2019 Agent	46,800	3.875	June 3, 2024
2018 Agent	40,000	12.50	September 20, 2022
2017 Agent	13,848	40.60	April 12, 2022
2016 Agent	10,402	40.00	May 12, 2021
2015 Agent	2,180	30.00	July 15, 2020
	9,683,596

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2019

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

Derivative liability

The Company accounts for certain warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the warrants require the issuance of securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies these warrants on its balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance. The Company has used a Black-Scholes Option Pricing Model (based on a closed-form model that uses a fixed equation) to estimate the fair value of the warrants which is equivalent to the fair value of the warrants calculated using the Binomial-Lattice Pricing Model. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates (specifically probabilities and volatility) used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2019

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

The fair value of derivative liabilities at September 30, 2019 and June 30, 2019 was $0.

7	Supplementary statement of cash flows information

	Three months ended
	September 30,
	2019	2018
	$	$

Series B Preferred share common stock dividend (note 5)	2,046	36,085
Income taxes paid	-	-
Interest paid	-	-

8	Subsequent events

The Company has evaluated its subsequent events from September 30, 2019 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements other than the items noted below.

Subsequent to September 30, 2019, the Company issued 1,280 shares of common stock for services. In addition, 1,250 stock options at an exercise price of $40.00 expired unexercised on October 1, 2019. The Company also granted 250,000 stock options to an officer of the Company, subject to stockholder approval of the share increase to the 2017 Plan. The options have an exercise price of $0.735 and expire November 12, 2029. The options vest upon the achievement of certain clinical development milestones.

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

You should review the factors and risks we describe under “Risk Factors” in our report on Form 10-K for the year ended June 30, 2019 and in our other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

References to “we”, “us”, and “our”, refer to DelMar Pharmaceuticals, Inc. and our wholly-owned subsidiaries, Del Mar (BC), Callco and Exchangeco.

Recent Highlights

●	On October 29, 2019 we announced that we will present two posters updating results from our two Phase 2 clinical trials of VAL-083 at the 2019 Society for Neuro-Oncology (“SNO”) Annual meeting. On November 22, 2019, at the SNO annual meeting we will host a key opinion leader (“KOL”) event which will include our Scientific Advisory Board (“SAB”) as well members of our senior management team. The KOL event will feature our SAB and management in a panel discussion of our GBM clinical studies.

●	On August 16, 2019, we completed a financing raising approximately $6.6 million in net proceeds. We believe the net proceeds from this offering of approximately $6.6 million will be sufficient to complete full enrollment in all three patient groups of our two ongoing Phase 2 clinical studies for our drug development candidate, VAL-083, expected to occur by the fourth quarter of calendar year 2020.

●	As of August 1, 2019, we provided an update on the first 20 patients enrolled in our ongoing Phase 2 clinical study investigating the first-line treatment of VAL-083 in combination with radiation therapy in newly-diagnosed, MGMT-unmethylated glioblastoma multiforme (“GBM”). The study, which is being conducted at the Sun Yat-sen University Cancer Center (“SYSUCC”) is designed to enroll up to 30 patients to determine whether first-line therapy with VAL-083 treatment improves progression free survival (“PFS”). The current standard of care is first-line TMZ with radiation.

●	On July 24, 2019 we announced the enrollment of the first patient in the adjuvant (pre-temozolomide maintenance) arm of our Phase 2, open label study of VAL-083 in MGMT-unmethylated GBM being conducted at the University of Texas MD Anderson Cancer Center (“MDACC”). The MDACC Institutional Review Board (“IRB”) had previously approved the addition of up to 24 patients in the pre-temozolomide (“TMZ”) maintenance setting (i.e. the adjuvant setting). The up to 24 newly-diagnosed patients will have undergone surgery and chemoradiation with TMZ but will now receive VAL-083 in place of standard of care TMZ for adjuvant therapy.

●	As of July 24, 2019, we have enrolled 56 of the planned up to 83 patients in the recurrent arm of our Phase 2, open-label clinical study of VAL-083 in MGMT-unmethylated GBM. This arm is enrolling bevacizumab (Avastin®)-naïve, recurrent GBM (“rGBM”) patients with MGMT-unmethylated status. This arm of the study is also being conducted at MDACC and is designed to determine the impact of VAL-083 treatment on overall survival compared to historical reference control. We previously announced that the MDACC IRB had approved the addition of up to 35 patients to our rGBM study at a dose of 30 mg/m2.

●	As of September 1, 2019, we relocated our headquarters from Vancouver, British Columbia to San Diego, California. The Vancouver office will remain open as an administrative office.

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

The evaluation of MGMT promoter methylation status has increasingly become common practice in the diagnostic assessment of GBM. In September 2017, the National Comprehensive Cancer Network (“NCCN”) updated guidelines for the standard treatment of GBM based on MGMT methylation status. We believe these guidelines provide for enhanced opportunities for us to capitalize on VAL-083’s unique mechanism of action by utilizing MGMT methylation as a biomarker to optimize patient selection for our novel DNA-targeting agent to target the majority of GBM patients who are diagnosed with MGMT-unmethylated tumors.

Our current priority is to leverage this research and VAL-083’s unique mechanism of action to efficiently advance our drug candidate for the most promising indications, including:

●	MGMT-unmethylated GBM, currently comprising two ongoing separate Phase 2 clinical studies for:

o	GBM patients in two study arms at MDACC:

☐	as adjuvant therapy immediately following chemoradiation; and

☐	in Avastin®-naïve rGBM patients;

o	Newly diagnosed GBM patients (ongoing study at SYSUCC); and

●	Potential future indications include ovarian cancer, NSCLC, and other solid tumor indications.

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

Measurement of MGMT (O6-methyl guanine methyltransferase) methylation status has become routine in clinical practice as a biomarker that correlates with resistance to the standard-of-care chemotherapy with TMZ (Temodar®), and patient outcomes in GBM. Greater than 60% of GBM patients’ tumors are characterized as “MGMT-unmethylated” and exhibit a high expression of MGMT, a naturally occurring DNA-repair enzyme, the activity of which nullifies the chemotherapeutic activity of TMZ. The development of new therapies for MGMT-unmethylated GBM is a significant unmet medical need. Importantly, the most recent update to NCCN guidelines states that the treatment benefit of TMZ is likely to be lower in GBM patients with an unmethylated MGMT promoter, and therefore, allows for withholding of TMZ in the treatment of newly diagnosed GBM patients with MGMT-unmethylated tumors due to lack of efficacy.

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

On May 31, 2019, we provided a clinical study update on the recurrent study arm of our MDACC clinical study at a KOL presentation during the 2019 American Society of Clinical Oncology annual meeting in Chicago, IL.

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

As noted above, patients in the recurrent arm of the MDACC clinical study have been heavily pre-treated with temozolomide. Based on published data from our MDACC and SYSUCC clinical studies, we believe there is a significant opportunity to treat GBM patients in the pre-temozolomide maintenance stage (i.e., adjuvant). At the AACR’s annual meeting in April 2019, we reported that myelosuppression (thrombocytopenia and neutropenia) is the most common adverse event associated with VAL-083. The higher potential for myelosuppression with the 40 mg/m2/day of VAL-083 in this study appears to be correlated with the number of cycles of prior TMZ maintenance therapy (> 5 cycles). The MDACC IRB has approved the addition of up to 24 patients to the adjuvant setting. These patients will have had initial cycles of temozolomide concomitant with radiation but will not have yet started subsequent cycles of TMZ (i.e. maintenance stage TMZ patients). The comparison survival data for this study is survival data from Tanguturi et al (2017 Nero-Oncology) for MGMT-unmethylated patients of 6.9 months.

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

Fast Track Designation

The FDA has granted us Fast Track designation for VAL-083 in rGBM.

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

In September 2017, the National Comprehensive Cancer Network (“NCCN”), updated treatment guidelines for GBM. The recommended treatment regimen for GBM includes surgical resection to remove as much of the tumor as possible (“debulking”) followed by radiotherapy with concomitant and adjuvant chemotherapy with temozolomide with or without tumor treating fields (“TTF”). GBM patients whose tumors exhibit an unmethylated promoter for the gene encoding the DNA repair enzyme MGMT, a biomarker correlated with resistance to temozolomide, may be treated with radiation alone following surgery.

Patients with an unmethylated MGMT promoter have high levels of MGMT, a naturally-occurring DNA repair enzyme that repairs tumor-fighting lesions induced by TMZ thus allowing a patient’s tumor to continue to grow despite treatment, which leads to poor outcomes. Measurement of MGMT methylation status has become routine in clinical practice as biomarker that correlates with response to TMZ and patient outcomes in GBM.

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

Other Indications for VAL-083 — Potential Future Opportunities

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

The FDA has allowed this study to begin enrolling patients, but based on ongoing evaluation and input from our ovarian clinical advisory board, we are reassessing the ovarian cancer program. We are in the process of evaluating the best path forward in ovarian cancer and are looking at various strategic options including combination with PARP inhibitors. As a result, we have inactivated the IND while we explore alternative study designs.

Lung Cancer

Lung cancer is a leading cause of cancer death around the world and effective treatment for lung cancer remains a significant global unmet need despite advances in therapy. Incidence of lung cancer in the United States is approximately 47 per 100,000 with the majority (85%) being non-small cell lung cancer (“NSCLC”), the most common type of lung cancer. Globally, the market for lung cancer treatment may exceed $24 billion by 2033 according to a report published by Evaluate Pharma.

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

Based on historical clinical activity and our own research, we believe that VAL-083 may be suitable for the treatment of patients with central nervous system metastases who currently have limited treatment options. Subject to the availability of financial and operating resources, we may develop a separate protocol for the continued exploration of VAL-083 in patients with secondary brain cancer caused by a solid tumor spreading to the brain.

Pediatric Brain Tumors

Tumors of the brain and spine make up approximately 20% of all childhood cancers and they are the second most common form of childhood cancer after leukemia.

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

Outstanding Securities

As of November 12, 2019, we had 11,399,700 shares of common stock issued and outstanding, 7,813 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at our option or Callco’s, to have us or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of our common stock) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 9,683,596 shares of common stock, 648,613 outstanding shares of Series B Preferred Stock that are convertible into 162,177 shares of common stock, and outstanding stock options to purchase 1,577,949 shares of common stock (of which 799,199 options are subject to stockholder approval of the increase in the number of shares authorized for issuance under the 2017 Plan at the next annual meeting of stockholders). All Exchangeable Shares, warrants, and stock options are convertible, or exercisable into, one share of common stock. Each Series B convertible preferred share is convertible into 0.25 shares of common stock.

On May 8, 2019, we effected a one-for-ten reverse stock split (the “Reverse Stock Split”) of our issued and outstanding and authorized common stock. All per share amounts and number of shares of common stock in the MD&A and condensed consolidated interim financial statements reflect the Reverse Stock Split. The Reverse Stock Split does not affect the our authorized preferred stock of 5,000,000 shares; except that, pursuant to the terms of the Certificate of Designations of Series B Convertible Preferred Stock for the issued and outstanding shares of our Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), the conversion price at which shares of Series B Preferred Stock may be converted into shares of common stock will be proportionately adjusted to reflect the Reverse Stock Split.

On June 26, 2019, we amended our articles of incorporation, as amended, to increase the number of authorized shares of common stock from 7,000,000 to 95,000,000 shares.

Related Parties

We acquired our initial patents and technology rights from Valent, an entity owned by Dr. Dennis Brown, our Chief Scientific Officer. As a result, Valent is a related party to the Company.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at September 30, 2019 and June 30, 2019 is the US$. The following tables represent selected financial information for us for the periods presented.

Selected Balance Sheet Data

	September 30, 2019 $	June 30, 2019 $

Cash and cash equivalents	8,060,039	3,718,758
Working capital	7,015,653	1,955,468
Total assets	8,363,757	4,037,255
Total stockholders’ equity	7,024,914	1,967,530

Selected Statement of operations data

For the three months ended:

	September 30,	September 30,
	2019	2018
	$	$

Research and development	721,475	1,019,120
General and administrative	913,628	986,470
Change in fair value of derivative liability	-	220
Foreign exchange (gain) loss	(374)	5,838
Interest income	(28,858)	(19,844)
Net and comprehensive loss for the period	1,605,871	1,991,804
Series B Preferred stock dividend	2,046	36,085
Net and comprehensive loss available to common stockholders	1,607,917	2,027,889
Basic weighted average number of shares outstanding	7,538,562	2,296,909
Basic and fully diluted loss per share	0.21	0.88

Expenses net of non-cash, share-based compensation expense – non-GAAP

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

For the three months ended:

	September 30, 2019 $	September 30, 2018 $

Research and development - GAAP	721,475	1,019,120
Less: non-cash, share-based compensation expense	(12,996)	(32,590)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	708,479	986,530

General and administrative - GAAP	913,628	986,470
Less: non-cash, share-based compensation expense	(42,832)	(196,626)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	870,796	789,844

Results of Operations

Comparison of the three months ended September 30, 2019 and September 30, 2018

	Three Months Ended
	September 30, 2019 $	September 30, 2018 $	Change $	Change %

Research and development	721,475	1,019,120	(297,645)	(29)
General and administrative	913,628	986,470	(72,842)	(7)
Change in fair value of derivative liability	-	220	(220)	(100)
Foreign exchange (gain) loss	(374)	5,838	(6,212)	(106)
Interest income	(28,858)	(19,844)	(9,014)	45
Net loss and comprehensive loss	1,605,871	1,991,804	(385,933)

Research and Development

Research and development expenses decreased to $721,475 for the three months ended September 30, 2019 from $1,109,120 for the three months ended September 30, 2018. The decrease was largely attributable to lower clinical development, preclinical research, and intellectual property expenses. With respect to non-cash, share-based compensation expense, we recognized $12,996 and $32,590 for the three months ended September 30, 2019 and 2018 respectively. For both periods, the amount recognized related to stock option expense and shares issued for services.

Excluding the impact of non-cash, share-based compensation expense, research and development expenses decreased to $708,479 during the current quarter from $986,530 for the prior quarter due to lower clinical development, preclinical research, and intellectual property expenses. The decrease in clinical costs for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to the timing of the costs recognized for the manufacture of cGMP drug product incurred in the three months ended September 30, 2018. Clinical development costs can vary significantly period-to-period due to the timing of patient enrollment, how a patient reacts to treatment, and the number of treatment cycles a patient receives.

Preclinical research costs have decreased in the current quarter due to the completion, or deferral, of studies that were ongoing in the prior period. Intellectual property costs decreased in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 as we have refined our patent portfolio by focusing on our most important patent claims in the most strategic jurisdictions. Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs.

General and Administrative

General and administrative expenses decreased to $913,628 for the three months ended September 30, 2019 from $986,470 for the three months ended September 30, 2018. A significant portion of the decrease was due to a decrease in non-cash, share-based compensation expense in the current quarter compared to the prior quarter partially offset by higher personnel, and office and sundry expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. In relation to general and administrative expenses during the three months ended September 30, 2018, we incurred non-cash, share-based compensation expense of $196,626 relating to performance share units, warrants issued for services, and stock option expense while during the three months ended September 30, 2019, we incurred non-cash, share-based compensation expense of $42,832 relating to warrants issued for services and stock option expense. All performance share units were canceled on April 30, 2019 so there was no related expense incurred during the three months ended September 30, 2019.

Excluding the impact of non-cash, share-based compensation expense, general and administrative expenses increased in the three months ended September 30, 2019 to $870,796 from $789,844 for the three months ended September 30, 2018. The increase was primarily due to increased personnel, and office and sundry expenses in the current period compared to the prior period. Personnel costs increased during the three months ended September 30, 2019 primarily due to an increase in compensation for senior management and directors. Office and sundry expenses have increased in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to primarily to increased directors’ and officers’ liability insurance premiums.

Preferred Share Dividends

For each of the three months ended September 30, 2019 and 2018 we recorded $2,089 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

We issued 3,700 (2018 – 4,960) shares of common stock on September 30, 2019 as a dividend on the Series B Preferred stock and recognized $2,046 (2018 - $36,085) as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

	September 30, 2019 $	September 30, 2018 $	Change $	Change %

Cash flows from operating activities	(2,266,146)	(2,084,923)	(181,223)	9
Cash flows from financing activities	6,607,427	(2,089)	6,609,516	(3,164)

Operating Activities

Net cash used in operating activities increased to $2,266,146 for the three months ended September 30, 2019 from $2,084,923 for the three months ended September 30, 2018. During the three months ended September 30, 2019 and 2018 we reported net losses of $1,605,871 and $1,991,804, respectively. Non-cash items relating to amortization of intangible assets, shares and warrants issued for services, performance stock unit expense (2018 only), and stock option expense totaled $58,629 (2018 - $236,095) for the three months ended September 30, 2019. The most significant changes in non-cash working capital for the three months ended September 30, 2019 were from decreases in cash from a reduction in accounts payable and accrued liabilities of $616,974 and a reduction in related party payables of $113,908 facilitated by the financing completed in the quarter. The most significant change in non-cash working capital for the three months ended September 30, 2018 was cash used in a decrease in accounts payable and accrued liabilities of $568,199.

Financing Activities

During the three months ended September 30, 2019 we received $6,582,966 in net proceeds from the completion of an underwritten public offering by us of common stock, pre-funded warrants, and common stock purchase warrants. Additionally, we received $26,550 pursuant to the exercise of warrants in the current period.

We recorded $2,089 related to the dividend payable to Valent during each of the three months ended September 30, 2019 and 2018 respectively.

Going Concern and Capital Expenditure Requirements

Going Concern

(See note 1 to the condensed consolidated interim financial statements)

The condensed consolidated interim financial statements have been prepared on a going concern basis which assumes that we will continue our operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the three months ended September 30, 2019, we reported a loss of $1,605,871 and negative cash flow from operations of $2,266,146. As of September 30, 2019, we had an accumulated deficit of $62,188,351 and cash and cash equivalents on hand of $8,060,039. We are in the development stage and have not generated any revenues to date. We do not have the prospect of achieving revenues until such time that our product candidate is commercialized, or partnered, which may not ever occur. In the near future, we will require additional funding to maintain our clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of these condensed consolidated financial statements.

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

Our future funding requirements will depend on many factors, including but not limited to:

●	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

●	the costs associated with establishing manufacturing and commercialization capabilities;

●	the costs of acquiring or investing in businesses, product candidates and technologies;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

●	the effect of competing technological and market developments;

●	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter; and

●	the impact of us being a public entity.

In September 2018, we announced that we had engaged Oppenheimer & Co. Inc. as our strategic advisor to help manage the exploration and evaluation of a wide range of strategic opportunities. Pursuant to the terms of the agreement, we subsequently terminated this agreement on October 19, 2019. There was no termination fee owing or paid. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, or strategic collaborations. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our shares of capital stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. Economic conditions may affect the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan. In addition, we may have to seek a partner for one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2019 contained in our Form 10-K filed with the SEC on September 9, 2019. While all of the significant accounting policies are important to our condensed consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (as required by Rule 13a-15 under the Exchange Act) of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, due to the material weakness in internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, filed with the SEC on September 9, 2019.

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

If we fail to comply with the continued minimum closing bid requirements of the Nasdaq Capital Market LLC (“Nasdaq”) by March 24, 2020 or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

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

On September 26, 2019, the Nasdaq Staff notified us that we did not comply with the minimum $1.00 per share bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2), and we have 180 calendar days, or until March 24, 2020, to regain compliance. The closing bid price of our securities must be at least $1.00 per share for a minimum of ten consecutive business days to regain compliance.

If we are unable to regain compliance with the minimum closing bid price requirement by March 24, 2020, or if we fail to meet any of the other continued listing requirements, including stockholder equity requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2019, we issued 3,700 shares of common stock as dividends on our outstanding shares of Series B Preferred Stock and 6,925 shares of common stock in relation to services received by us.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 12, 2019, the Company granted 250,000 stock options to Dennis Brown, the Company’s Chief Science Officer, subject to stockholder approval of the increase in the number of shares authorized for issuance under the 2017 Omnibus Incentive Plan at the next annual meeting of stockholders. The options have an exercise price of $0.735 and expire on November 12, 2029. The options vest upon the achievement of certain clinical development milestones.

Item 6. Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL Taxonomy Definition Linkbase
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DelMar Pharmaceuticals, Inc.

Date: November 13, 2019	By:	/s/ Saiid Zarrabian
Saiid Zarrabian
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2019	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)