Form 10-Q
period 2019-12-31
DelMar Pharmaceuticals, Inc.
filed 2020-02-13
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

Number of shares of common stock outstanding as of February 12, 2020 was 11,412,338.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the six months ended December 31, 2019

(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Balance Sheets

(expressed in US dollars unless otherwise noted)

	Note	December 31, 2019 $	June 30, 2019 $
		(unaudited)
Assets

Current assets
Cash and cash equivalents		6,348,038	3,718,758
Prepaid expenses and deposits		122,993	280,248
Interest, taxes and other receivables		30,576	26,187
		6,501,607	4,025,193
Intangible assets - net		6,460	12,062
		6,508,067	4,037,255

Liabilities

Current liabilities
Accounts payable and accrued liabilities		750,751	1,744,517
Related party payables	3	276,674	325,208

		1,027,425	2,069,725
Stockholders’ equity

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at December 31, 2019 (June 30, 2019 – 278,530)	3,5	278,530	278,530
648,613 Series B shares at December 31, 2019 (June 30, 2019 – 673,613)	5	4,524,897	4,699,304
1 special voting share at December 31, 2019 (June 30, 2019 – 1)		-	-

Common stock
Authorized
95,000,000 shares at December 31, 2019 and June 30, 2019, $0.001 par value
11,414,680 issued at December 31, 2019 (June 30, 2019 – 3,839,358)	5	11,415	3,839

Additional paid-in capital	5	56,263,825	50,954,741

Warrants	5	8,313,840	6,588,283

Accumulated deficit		(63,933,043)	(60,578,345)

Accumulated other comprehensive income		21,178	21,178

		5,480,642	1,967,530

		6,508,067	4,037,255

Nature of operations, corporate history, and going concern (note 1)

Subsequent events (note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	Three months ended December 31, 2019 $	Three months ended December 31, 2018 $	Six months ended December 31, 2019 $	Six months ended December 31, 2018 $
Expenses
Research and development	5	712,193	947,249	1,433,668	1,966,369
General and administrative	5	1,053,747	874,884	1,967,375	1,861,354

		1,765,940	1,822,133	3,401,043	3,827,723

Other (income) loss
Change in fair value of derivative liability	4	-	(1,261)	-	(1,041)
Foreign exchange loss		2,254	5,097	1,880	10,935
Interest income		(28,143)	(16,272)	(57,001)	(36,116)

		(25,889)	(12,436)	(55,121)	(26,222)

Net loss for the period		1,740,051	1,809,697	3,345,922	3,801,501

Computation of basic loss per share
Net loss for the period		1,740,051	1,809,697	3,345,922	3,801,501
Series B Preferred stock dividend	5	2,552	16,190	4,598	52,275
Net loss for the period attributable to common stockholders		1,742,603	1,825,887	3,350,520	3,853,776
Basic and fully diluted loss per share		0.15	0.75	0.35	1.63

Basic weighted average number of shares		11,407,744	2,424,222	9,473,153	2,360,566

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

(expressed in US dollars unless otherwise noted)

For the three and six months ended December 31, 2019

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Warrants $	Accumulated deficit $	Stockholders’ equity $
Balance - June 30, 2019	3,839,358	3,839	50,954,741	21,178	4,977,834	6,588,283	(60,578,345)	1,967,530

Issuance of shares and warrants - net of issue costs	4,895,000	4,895	2,489,251	-	-	4,088,820	-	6,582,966
Exercise of warrants for cash	2,655,000	2,655	2,421,830	-	-	(2,397,935)	-	26,550
Conversion of Series B preferred stock to common stock	6,250	6	174,401	-	(174,407)	-	-	-
Shares issued for services	6,925	7	4,836	-	-	-	-	4,843
Stock option expense	-	-	50,985	-	-	-	-	50,985
Series A preferred cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Series B preferred stock dividend	3,700	4	2,042	-	-	-	(2,046)	-
Loss for the year	-	-	-	-	-	-	(1,605,871)	(1,605,871)

Balance – September 30, 2019	11,406,233	11,406	56,098,086	21,178	4,803,427	8,279,168	(62,188,351)	7,024,914

Warrants issued for services	-	-	-	-	-	34,672	-	34,672
Shares issued for services	4,747	5	3,339	-	-	-	-	3,344
Stock option expense	-	-	159,852	-	-	-	-	159,852
Series A preferred cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Series B preferred stock dividend	3,700	4	2,548	-	-	-	(2,552)	-
Loss for the year	-	-	-	-	-	-	(1,740,051)	(1,740,051)

Balance - December 31, 2019	11,414,680	11,415	56,263,825	21,178	4,803,427	8,313,840	(63,933,043)	5,480,642

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity …continued

(Unaudited)

(expressed in US dollars unless otherwise noted)

For the three and six months ended December 31, 2018

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Warrants $	Accumulated deficit $	Stockholders’ equity $
Balance - June 30, 2018	2,296,667	2,297	43,198,193	21,178	6,425,410	8,229,482	(52,441,337)	5,435,223

Warrants issued for services	-	-	-	-	-	30,661	-	30,661
Shares issued for services	706	1	4,138	-	-	-	-	4,139
Performance stock unit expense	-	-	61,514	-	-	-	-	61,514
Stock option expense	-	-	132,902	-	-	-	-	132,902
Series A preferred cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Series B preferred stock dividend	4,960	4	36,081	-	-	-	(36,085)	-
Loss for the year	-	-	-	-	-	-	(1,991,804)	(1,991,804)

Balance – September 30, 2018	2,302,333	2,302	43,432,828	21,178	6,425,410	8,260,143	(54,471,315)	3,670,546

Exercise and exchange of warrants	296,667	297	2,936,881	-	-	(2,210,697)	-	726,481
Conversion of Series B preferred stock to common stock	10,000	10	279,041	-	(279,051)	-	-	-
Warrants issued for services	-	-	-	-	-	(2,859)	-	(2,859)
Shares issued for services	607	-	2,617	-	-	-	-	2,617
Performance stock unit expense	-	-	61,514	-	-	-	-	61,514
Stock option expense	-	-	122,751	-	-	-	-	122,751
Series A preferred cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Series B preferred stock dividend	4,735	5	16,185	-	-	-	(16,190)	-
Loss for the year	-	-	-	-	-	-	(1,809,697)	(1,809,697)

Balance - December 31, 2018	2,614,342	2,614	46,851,817	21,178	6,146,359	6,046,587	(56,299,291)	2,769,264

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(expressed in US dollars unless otherwise noted)

		Six months ended December 31,
		2019	2018
	Note	$	$
Cash flows from operating activities
Loss for the period		(3,345,922)	(3,801,501)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets		5,602	10,746
Change in fair value of derivative liability	4	-	(1,041)
Shares issued for services		8,187	6,756
Warrants issued for services		34,672	27,802
Stock option expense	5	210,837	255,653
Performance stock unit expense		-	123,028

Changes in operating assets and liabilities
Prepaid expenses and deposits		157,255	728,276
Interest, taxes and other receivables		(4,389)	29,188
Accounts payable and accrued liabilities		(993,766)	(420,679)
Related party payables		(48,534)	(8,104)
Net cash used in operating activities		(3,976,058)	(3,049,876)

Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	5	6,582,966	-
Net proceeds from the exercise of warrants	5	26,550	784,961
Series A preferred stock dividend	3	(4,178)	(4,178)

Net cash provided by financing activities		6,605,338	780,783

Increase (decrease) in cash and cash equivalents		2,629,280	(2,269,093)

Cash and cash equivalents - beginning of period		3,718,758	5,971,995

Cash and cash equivalents - end of period		6,348,038	3,702,902

Supplementary information (note 7)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2019

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

For the six months ended December 31, 2019, the Company reported a loss of $3,345,922, and a negative cash flow from operations of $3,976,058. The Company had an accumulated deficit of $63,933,043 and had cash and cash equivalents of $6,348,038 as of December 31, 2019. The Company is in the development stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidate is commercialized, or partnered, which may not ever occur. In the near future, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these condensed consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2019

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

Amended articles of incorporation

On June 26, 2019, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 7,000,000 to 95,000,000 shares.

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

December 31, 2019

(expressed in US dollars unless otherwise noted)

Unaudited interim financial data

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements of the Company as of, and for the fiscal year ended, June 30, 2019 included in the Form 10-K filed with the SEC on September 9, 2019. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2020, or for any other future annual or interim period.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as at the end of, or during, the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the derivative liability, the valuation of equity instruments issued for services, and clinical trial accruals. Further details of the nature of these assumptions and conditions may be found in the relevant notes to these condensed consolidated interim financial statements.

Accruals for research and development expenses and clinical trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and six months ended December 31, 2019 and 2018, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the three and six month periods ended December 31, 2019 and 2018 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, performance stock units, and convertible preferred shares is anti-dilutive. As of December 31, 2019, potential common shares of 9,963,596 (2018 – 940,353) related to outstanding warrants, 778,750 (2018 – 292,683) relating to stock options, nil (2018 – 120,000) relating to performance stock units, and 162,177 (2018 – 210,279) relating to outstanding Series B convertible preferred shares were excluded from the calculation of net loss per common share.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2019

(expressed in US dollars unless otherwise noted)

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

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2019

(expressed in US dollars unless otherwise noted)

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

During the six months ended December 31, 2019, other than ASU 2017-11, there have been no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated interim financial statements.

3	Related party transactions

The Series A Preferred Stock is held by Valent Technologies, LLC (“Valent”), an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer. Therefore, Valent is a related party to the Company. For the three months ended December 31, 2019 and 2018 respectively, the Company recorded $2,089 related to the dividend payable to Valent on the Series A Preferred Stock and for the six months ended December 31, 2019 and 2018 respectively, the Company recorded $4,178 related to the dividend (note 5). The dividends have been recorded as a direct increase in accumulated deficit.

4	Derivative liability

The Company has issued common stock purchase warrants. Based on the terms of certain of these warrants the Company determined that the warrants were a derivative liability which is recognized at fair value at the date of the transaction and re-measured at fair value each reporting period with the changes in fair value recorded in the condensed consolidated interim statement of operations.

The derivative liabilities balance was zero at December 31, 2019 and June 30, 2019. The derivative liabilities balance consisted of the 2,180 agent warrants at December 31, 2019 and June 30, 2019.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2019

(expressed in US dollars unless otherwise noted)

Changes in the Company’s derivative liability are summarized as follows:

	Three months ended
	December 31,
	2019	2018
	$	$
Opening balance	-	1,337
Change in fair value of warrants	-	(1,261)

Closing balance	-	76
Less current portion	-	-

Long term portion	-	76

	Six months ended
	December 31,
	2019	2018
	$	$
Opening balance	-	1,117
Change in fair value of warrants	-	(1,041)

Closing balance	-	76
Less current portion	-	-

Long term portion	-	76

5	Stockholders’ equity

Series B Preferred Stock

	Series B Preferred Stock
	2019
	Number of shares	$
Balance – June 30, 2019	673,613	4,699,304
Conversion of Series B Preferred stock to common stock	(25,000)	(174,407)

Balance – December 31, 2019	648,613	4,524,897

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2019

(expressed in US dollars unless otherwise noted)

During the year ended June 30, 2016, the Company issued an aggregate of 902,238 shares of Series B Preferred Stock at a purchase price of $8.00 per share. Each share of Series B Preferred Stock is convertible into 0.25 shares of common stock equating to a conversion price of $32.00 (the “Conversion Price”) and will automatically convert to common stock at the earlier of 24 hours following regulatory approval of VAL-083 with a minimum closing bid price of $80.00 or five years from the respective final closing dates. The holders of the Series B Preferred Stock are entitled to an annual cumulative, in arrears, dividend at the rate of 9% payable quarterly. The 9% dividend accrues quarterly commencing on the date of issue and is payable quarterly on June 30, September 30, December 31, and March 31 of each year commencing on June 30, 2016. Dividends are payable solely by delivery of shares of common stock, in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the Conversion Price. The Series B Preferred Stock does not contain any repricing features. Each share of Series B Preferred Stock entitles its holder to vote with the common stock on an as-converted basis.

The Series B Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to the Special Voting Preferred Stock and (iii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series B Preferred Stock. The Series B Preferred Stock shall be pari passu in liquidation to the Company’s Series A Preferred Stock. The liquidation value of the Series B Preferred Stock at December 31, 2019 is the stated value of $5,188,904 (June 30, 2019 - $5,388,904).

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

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2019

(expressed in US dollars unless otherwise noted)

Pursuant to the Series B Preferred Stock dividend, during the three months ended December 31, 2019, the Company issued 3,700 (2018 – 4,735) shares of common stock for an amount of $2,552 (2018 – $16,190) and during the six months ended December 31, 2019, the Company issued 7,400 (2018 – 9,695) shares of common stock for an amount of $4,598 (2018 – $52,275). These dividends have been recognized as a direct increase in accumulated deficit.

A total of 648,613 (2018 – 841,113) shares of Series B Preferred Stock are outstanding as of December 31, 2019, such that a total of 162,177 (2018 – 210,279) shares of common stock are issuable upon conversion of the Series B Preferred Stock as at December 31, 2019. Converted shares are rounded up to the nearest whole share.

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

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to the Company’s Special Voting Preferred Stock and (iii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock shall be pari passu in liquidation to the Company’s Series B Preferred Stock. The liquidation value of the Series A Preferred stock at December 31, 2019 and June 30, 2019 is the stated value of $278,530.

There was no change to the Series A Preferred stock for the three or six month periods ended December 31, 2019 or 2018.

Common stock

Stock Issuances

Six months ended December 31, 2019

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

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2019

(expressed in US dollars unless otherwise noted)

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

During the six months ended December 31, 2019, all of the 2,655,000 PFW were exercised at $0.01 per PFW for proceeds of $26,550.

2017 Omnibus Incentive Plan

As approved by the Company’s stockholders at the annual meeting of stockholders held on April 11, 2018, on July 7, 2017, as amended on February 1, 2018, the Company’s board of directors approved adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, 780,000 shares of Company common stock are reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”) or that are subject to grants of stock options made, or that may be made, under the Legacy Plan. A total of 164,235 shares of common stock have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 614,515 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving 1,250 shares of common stock available at December 31, 2019 for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised.

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

During the six months ended December 31, 2019, and subject to approval by the Company’s stockholders, the Company’s board of directors approved an increase in the number of shares of common stock available to be issued under the 2017 Plan by 1,500,000. The increase brings the total number of shares available under the 2017 Plan to 2,280,000.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2019

(expressed in US dollars unless otherwise noted)

During the six months ended December 31, 2019, the Company granted 1,041,016 stock options to officers and directors of the Company. The total grant date aggregate fair value of the stock options was $505,385. Of the total stock options granted during the six months ended December 31, 2019, 491,817 were granted under the existing 2017 Plan limit and 549,199 will be exercisable subject to approval by the Company’s stockholders of the 2017 Plan share increase. All of these stock options granted to officers and directors have an exercise price of $0.61 and expire on September 5, 2029. Of the 1,041,016 stock options granted, 375,000 vest pro rata monthly over one year from the date of grant and 666,016 vest as to one-sixth on the six month anniversary of the grant date with the remaining five-sixths vesting pro rate monthly over 30 months commencing on the seven-month anniversary of the grant date.

In addition, during the six months ended December 31, 2019, the Company granted 250,000 stock options to an officer of the Company, subject to stockholder approval of the share increase to the 2017 Plan. The options have an exercise price of $0.735 and expire November 12, 2029. The options vest upon the achievement of certain clinical development milestones.

Stock Options

The following table sets forth the aggregate stock options outstanding under all plans as of December 31, 2019:

	Number of stock options outstanding	Weighted average exercise price $
Balance – June 30, 2019	288,183	22.31
Granted	491,817	0.61
Expired	(1,250)	(40.00)

Balance – December 31, 2019	778,750	8.58

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2019

(expressed in US dollars unless otherwise noted)

The following table summarizes stock options outstanding and exercisable under all plans at December 31, 2019:

Exercise price $	Number Outstanding at December 31, 2019	Weighted average remaining contractual life (years)	Number exercisable at December 31, 2019
0.61	491,817	9.68	93,750
6.10	30,000	8.85	23,611
7.00	5,451	8.48	2,726
8.70	12,000	7.84	12,000
9.83	83,647	8.39	44,147
10.60	3,600	8.28	2,100
11.70	30,000	3.16	30,000
15.36	2,500	2.42	2,500
20.00	13,125	1.77	13,125
21.10	14,400	7.52	10,800
29.60	4,500	5.09	4,500
37.60	4,500	6.11	4,500
41.00	4,000	6.86	4,000
42.00	41,250	3.06	41,250
44.80	3,000	6.11	3,000
49.50	22,460	4.56	21,733
53.20	8,000	6.35	8,000
61.60	1,500	3.25	1,500
92.00	3,000	3.42	3,000

	778,750		326,242

The above table excludes 799,199 granted stock options that are exercisable subject to approval by the Company’s stockholders of the share reserve increase under the 2017 Plan. Of these options, 549,199 are exercisable at $0.61 per share until September 5, 2029 and 250,000 are exercisable at $0.735 until November 12, 2029.

Included in the number of stock options outstanding are 2,500 stock options granted at an exercise price of CA $20.00. The exercise price of these options shown in the above table have been converted to US $15.36 using the period ending closing exchange rate. Stock options issued during the six months ended December 31, 2019 have been valued using a Black-Scholes pricing model with the following assumptions:

December 31, 2019
Dividend rate	0%
Volatility	99% to 102%
Risk-free rate	1.50%
Term – years	5.5 to 6.5

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2019

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

The Company has recognized the following amounts as stock option expense for the periods noted:

	Three months ended December 31,		Six months ended December 31,
	2019 $	2018 $	2019 $	2018 $
Research and development	24,151	23,127	32,304	51,577
General and administrative	135,701	99,624	178,533	204,076

	159,852	122,751	210,837	255,653

All of the stock option expense for the periods ended December 31, 2019 and 2018 has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at December 31, 2019 was $39,198 (2018 - $0) and the aggregate intrinsic value of stock options exercisable at December 31, 2019 was $7,472 (2018 - $0). As of December 31, 2019, there was $192,252 in unrecognized compensation expense that will be recognized over the next 2.43 years. No stock options granted under the Company’s equity plans have been exercised during the six months ended December 31, 2019. Upon the exercise of stock options new shares will be issued.

The following table sets forth unvested stock options under all plans at December 31, 2019:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $
Unvested at June 30, 2019	84,990	11.35	5.82

Granted	491,817	0.61	0.41
Vested	(124,299)	3.60	1.90

Unvested at December 31, 2019	452,508	1.81	1.01

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2019

(expressed in US dollars unless otherwise noted)

Warrants

Certain of the Company’s warrants have been recognized as a derivative liability (note 4). The following table summarizes changes in the Company’s outstanding warrants as of December 31, 2019:

Description	Number
Balance – June 30, 2019	1,543,596

2020 Investor Warrants issued in underwritten offering	7,762,500
PFW issued in underwritten offering	2,655,000
2020 Underwriter Warrants	377,500
Exercise of PFW	(2,655,000)
Warrants issued for services (i)	280,000

Balance - December 31, 2019	9,963,596

(i)	The Company issued 280,000 warrants for services during the six months ended December 31, 2019. The warrants are exercisable at $0.75 per share until November 18, 2023 and they vest pro rata monthly commencing December 18, 2019. The total fair value of the warrants issued was $132,519 with $34,672 being recognized during the six months ended December 31, 2019.

The following table summarizes the Company’s outstanding warrants as of December 31, 2019:

Description	Number	Exercise price $	Expiry date
2020 Investor Warrants	7,762,500	1.00	August 16, 2024
2019 Investor Warrants	760,500	3.10	June 5, 2024
2018 Investor Warrants	280,000	12.50	September 22, 2022
2017 Investor Warrants	207,721	35.00	April 19, 2022
2015 Investor Warrants	97,905	30.00	July 31, 2020
Warrants issued for services	280,000	0.75	November 18, 2023
Warrants issued for services	26,500	30.00	July 1, 2020 to February 1, 2021
Warrants issued for services	6,000	17.80	January 25, 2023
Warrants issued for services	33,600	11.70	February 27, 2023
Warrants issued for services	12,000	9.00	September 15, 2023
Warrants issued for services	4,140	59.30	February 27, 2020
Warrants issued for services	2,000	9.00	October 11, 2021
2020 Underwriter Warrants	377,500	1.15	August 14, 2022
2019 Agent Warrants	46,800	3.875	June 3, 2024
2018 Agent Warrants	40,000	12.50	September 20, 2022
2017 Agent Warrants	13,848	40.60	April 12, 2022
2016 Agent Warrants	10,402	40.00	May 12, 2021
2015 Agent Warrants	2,180	30.00	July 15, 2020
	9,963,596

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2019

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

December 31, 2019

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

The fair value of derivative liabilities at December 31, 2019 and June 30, 2019 was $0.

7	Supplementary statement of cash flows information

	Six months ended
	December 31,
	2019	2018
	$	$
Series B Preferred share common stock dividend (note 5)	4,598	52,275
Income taxes paid	-	-
Interest paid	-	-

8	Subsequent events

The Company has evaluated its subsequent events from December 31, 2019 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements other than the items noted below.

Subsequent to December 31, 2019, the Company issued 2,658 shares of common stock and 250,000 stock purchase warrants for services. The warrants are exercisable at $0.64 per share until January 20, 2024.

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

References to “we”, “us”, and “our”, refer to DelMar Pharmaceuticals, Inc. and our wholly-owned subsidiaries, Del Mar (BC), Callco and Exchangeco.

Recent Highlights

●	On January 29, 2020 we announced the publication of previously released interim clinical data in the February 2020 issue of peer-reviewed journal, Glioma. The article highlights results from the first 22 patients of our ongoing Phase 2 clinical study investigating the first-line treatment of VAL-083 with radiation therapy in newly-diagnosed, MGMT-unmethylated glioblastoma multiforme (“GBM”) being conducted at Sun Yat-sen University Cancer Center (“SYSUCC”).

●	On November 22, 2019 at the Society for Neuro-Oncology (“SNO”) Annual Meeting we presented positive interim clinical data in two posters updating results from our two ongoing Phase 2 clinical studies of VAL-083 in the treatment of GBM. In addition, we hosted a key opinion leader (“KOL”) event which included our Scientific Advisory Board (“SAB”) as well members of our senior management team. The KOL event featured our SAB and management in a panel discussion of our GBM clinical studies. A recording and transcript of the KOL event are available in the “Publications and Abstracts” tab of the “News & Media” section of our website, located at www.delmarpharma.com.

The updated clinical data we presented at SNO included the following:

●	The first poster outlined the open-label, Phase 2 study of VAL-083 as a first-line treatment in newly-diagnosed, unmethylated GBM.

●	The second poster outlined interim data from two groups of patients receiving VAL-083 in the open-label, Phase 2 study in recurrent and adjuvant unmethylated GBM settings.

●	On August 16, 2019, we completed a financing raising approximately $6.6 million in net proceeds. We believe the net proceeds from this offering will be sufficient to complete full enrollment in all three patient groups of our two ongoing Phase 2 clinical studies which is expected to occur by the fourth quarter of calendar year 2020.

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

The evaluation of MGMT promoter methylation status has increasingly become common practice in the diagnostic assessment of GBM. In September 2017, the National Comprehensive Cancer Network (“NCCN”) updated its guidelines for the standard treatment of GBM based on MGMT methylation status. We believe these guidelines provide for enhanced opportunities for us to capitalize on VAL-083’s unique mechanism of action by utilizing MGMT methylation as a biomarker to optimize patient selection for our novel DNA-targeting agent to focus on the majority of GBM patients who are diagnosed with MGMT-unmethylated tumors.

Our current priority is to leverage this research, and VAL-083’s unique mechanism of action, to efficiently advance VAL-083 for the most promising indications, including:

●	MGMT-unmethylated GBM, currently comprising two ongoing separate Phase 2 clinical studies for:

o	GBM patients in two study arms at MDACC:

■	as adjuvant therapy immediately following chemoradiation; and

■	in Avastin®-naïve recurrent GBM patients;

o	Newly diagnosed GBM patients (ongoing study at SYSUCC); and

●	Potential future indications including ovarian cancer, non-small cell lung cancer (“NSCLC”), and other solid tumor indications.

Phase 2 Study in Newly-Diagnosed MGMT-unmethylated GBM

In September 2017, we initiated a single arm, biomarker driven, open-label Phase 2 study in newly-diagnosed MGMT-unmethylated GBM patients at SYSUCC in Guangzhou, China. The study is being conducted under our collaboration agreement with Guangxi Wuzhou Pharmaceutical Company.

In this Phase 2 study, VAL-083 is being combined with radiotherapy as a potential replacement for standard-of-care chemoradiation with temozolomide in patients with MGMT-unmethylated GBM. The goals of the study are to confirm the safety of the three-day VAL-083 dosing regimen in combination with radiotherapy and to investigate efficacy outcomes of the combination of VAL-083 and radiotherapy in MGMT-unmethylated GBM patients.

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

Dose-confirming cohorts studying 20, 30, and 40 mg/m2/day x three every 21 days have been completed. Based on the dose confirmation phase of the study, we have selected 30 mg/m2/day for combination with irradiation for the treatment of newly-diagnosed MGMT-unmethylated GBM patients.

This study has enrolled 23 out of a planned 30 patients as of the data cut-off date of November 2, 2019. For the 22 patients who had completed at least one cycle of treatment as of that date, median PFS with VAL-083 was 9.9 months (CI 7.3-12.0 months).  For the 18 patients initially receiving the intended treatment dose (30 mg/m2/day on days 1, 2 and 3 of a 21-day cycle) median PFS was 10.4 months (CI 6.0-12.0 months). While this is not a head-to-head study, historically, temozolomide (“TMZ”) has been demonstrated to have 6.9 months PFS in unmethylated GBM patients. Other doses were also examined as part of the dose escalation aspect of the study, and all but the 20 mg/m2/day dose also demonstrated superior PFS to the historical comparator. A median of eight cycles of treatment has been received by all patients who had either completed treatment, or remain in active treatment.  Nine patients have received ten or more cycles.

Through our research, and that of the NCI, we have previously demonstrated that VAL-083 crosses the blood brain barrier. Preliminary data from the SYSUCC study indicate that the concentration of VAL-083 is generally as high in CSF as in plasma at two hours post-infusion.

Concentration of VAL-083 — Two Hours Post Dose

		Mean Concentrations (ng/mL)		Conc. Ratio @ 2 hours
Dose (mg/m2)	n	Plasma (2 hours post dose)	CSF (2 hours post dose)	CSF/Plasma
20	1	110	154	1.40
30	3	97	134	1.41
40	3	170	190	1.13

By comparison, temozolomide is typically 80% lower in the CSF than the plasma (Schreck et al. 2018, Oncology (Williston Park)). The accumulation of VAL-083 in the CSF further validates that VAL-083 crosses the blood-brain-barrier and demonstrates that therapeutic drug concentrations in the CSF are achievable for extended periods of time.

Phase 2 Study in MGMT-unmethylated GBM in Collaboration with University of Texas MD Anderson Cancer Center

In February 2017, we initiated a biomarker driven, open-label, single-arm Phase 2 study in collaboration with MDACC. This biomarker-driven study (testing for MGMT methylation status) has been amended to enroll up to 83 patients (35 with a starting dose of 40 mg/m2/day and 48 with a starting dose of 30 mg/m2/day) to determine the potential of VAL-083 treatment to improve overall survival in GBM patients whose tumors have recurred following treatment with temozolomide. These patients will not have been treated previously with Avastin®. In addition, this study has been amended to add a new adjuvant patient arm. This arm will include 24 patients previously treated with TMZ in combination with radiation who, rather than being treated with additional cycles of TMZ, will begin treatment with VAL-083.

Recurrent Study Arm

The patients in the recurrent study arm are receiving second-line therapy with VAL-083 following TMZ failure.  Sixty-two patients (out of a planned 83) have been enrolled as of November 15, 2019, with 35 patients (with no additional patients planned) having received an initial dose of 40 mg/m2/day and 27 (out of a planned 48) having received an initial dose of 30 mg/m2/day (on days 1, 2 and 3 of a 21-day cycle). mOS for the 60 patients who have completed at least one cycle of treatment was 7.5 months (CI 6.0-11.5 months). For the 25 of those patients who initially received the intended treatment dose of 30 mg/m2/day, mOS was 10.6 months (CI 5.8-10.6 months). While this is not a head-to-head study, historically lomustine, which is the most commonly used chemotherapy for these recurrent patients, has demonstrated a mOS of 7.2 months (EORTC 26101, MGMT-unmethylated lomustine arm).

The safety profile has been well within the existing safety monitoring guidelines described in the present study protocol. However, in consultation with the principal investigator at MDACC, we have amended the protocol for this clinical study to modify the starting dose of VAL-083 to 30 mg/m2/day on days 1, 2 and 3, of a 21-day cycle. This modification may improve tolerance in this patient population and thereby potentially increase overall exposure to VAL-083 by increasing the number of cycles of drug patients may be able to receive. We have modified the patient screening platelet count, from 100,000/µL to 125,000/µL, for the same reasons. Safety data from this study will become part of the overall safety dossier to support future filings with the FDA and other regulatory agencies.

It is important for this GBM patient population, which has been heavily pre-treated with temozolomide, to be able to be treated with multiple cycles of VAL-083 without significant hematological toxicities. We believe the modified dose of VAL-083, in addition to the change in patient eligibility platelet counts, should help provide for enhanced patient safety. We believe a positive outcome from this study can establish a position for VAL-083 in the treatment of MGMT-unmethylated recurrent GBM.

A detailed description of this study can be found at clinicatrials.gov, Identifier Number: NCT02717962.

Adjuvant Study Arm

On July 24, 2019, we announced the enrollment of the first patient in the adjuvant arm of the Phase 2 study being conducted at MDACC. The adjuvant arm will include up to 24 patients. These patients will have had initial cycles of temozolomide concomitant with radiation but will not have yet started subsequent cycles of TMZ (i.e. maintenance stage TMZ patients). Published data from Tanguturi et al (2017 Nero-Oncology) indicates that MGMT-unmethylated patients receiving current standard of care have a median progression-free survival of 6.9 months. As of November 15, 2019, five patients (out of a planned 24) have been enrolled and all patients remain alive on continued therapy.

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

Safety Across Studies

Four subjects have experienced a serious adverse event (“SAE”) possibly related to VAL-083 in the newly-diagnosed group, eleven subjects have experienced a possibly drug-related SAE in the recurrent group, and no patients have experienced a possibly drug-related SAE in the adjuvant group as of the relevant data cut-off dates.

Fast Track Designation

The FDA has granted us Fast Track designation for VAL-083 in recurrent GBM.

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

Measurement of MGMT (O6-methyl guanine methyltransferase) methylation status has become routine in clinical practice as a biomarker that correlates with resistance to the standard-of-care chemotherapy with TMZ (Temodar®), and patient outcomes in GBM. Approximately two-thirds of GBM patients’ tumors are characterized as “MGMT-unmethylated” and exhibit a high expression of MGMT, a naturally occurring DNA-repair enzyme, the activity of which nullifies the chemotherapeutic activity of TMZ. The lack of specific therapies for MGMT-unmethylated GBM is a significant unmet medical need. Importantly, the 2017 update to the NCCN guidelines states that the treatment benefit of TMZ is likely to be lower in GBM patients with an unmethylated MGMT promoter.

We have demonstrated that VAL-083’s anti-tumor mechanism is active independent from the MGMT status in vitro. We believe this suggests the potential of VAL-083 as a replacement for the current standard-of-care chemotherapy, temozolomide, in MGMT-unmethylated GBM. We are therefore utilizing MGMT-methylation status to identify GBM patients who are unlikely to respond to temozolomide and including only MGMT-unmethylated patients in our current clinical studies of VAL-083.

We believe that our research, in the context of the 2017 update to the NCCN guidelines, highlights this unmet need and the opportunity for VAL-083 as a potential new standard-of-care in the treatment of MGMT-unmethylated GBM.

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

In September 2017, the NCCN updated treatment guidelines for GBM. The recommended treatment regimen for GBM includes surgical resection to remove as much of the tumor as possible (“debulking”) followed by radiotherapy with concomitant and adjuvant chemotherapy with temozolomide with or without tumor treating fields (“TTF”). GBM patients whose tumors exhibit an unmethylated promoter for the gene encoding the DNA repair enzyme MGMT, a biomarker correlated with resistance to temozolomide, may be treated with radiation alone following surgery.

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

Corporate History

We are a Nevada corporation formed on June 24, 2009 under the name Berry Only, Inc. (“Berry’). Prior to a reverse acquisition undertaken on January 25, 2013 Berry did not have any significant assets or operations. We are the parent company of Del Mar Pharmaceuticals (BC) Ltd. (“Del Mar (BC)”), a British Columbia, Canada corporation incorporated on April 6, 2010, that is focused on the development of drugs for the treatment of cancer. We are also the parent company to 0959454 B.C. Ltd., a British Columbia corporation (“Callco”), and 0959456 B.C. Ltd., a British Columbia, Canada corporation (“Exchangeco”). Callco and Exchangeco were formed to facilitate the reverse acquisition.

Outstanding Securities

As of February 12, 2020, we had 11,412,338 shares of common stock issued and outstanding, 5,000 shares of common stock issuable upon exchange of the Exchangeable Shares of Exchangeco (which entitle the holder to require Exchangeco to redeem (or, at our option or Callco’s, to have us or Callco purchase) the Exchangeable Shares, and upon such redemption or purchase to receive an equal number of shares of our common stock) (the Exchangeable Shares are recognized on an as-exchanged for common stock basis for financial statement purposes), outstanding warrants to purchase 10,213,596 shares of common stock, 648,613 outstanding shares of Series B Preferred Stock that are convertible into 162,177 shares of common stock, and outstanding stock options to purchase 1,577,949 shares of common stock (of which 799,199 options are subject to stockholder approval of the increase in the number of shares authorized for issuance under the 2017 Plan at the next annual meeting of stockholders). All Exchangeable Shares, warrants, and stock options are convertible, or exercisable into, one share of common stock. Each Series B convertible preferred share is convertible into 0.25 shares of common stock.

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

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at December 31, 2019 and June 30, 2019 is the US$. The following tables represent selected financial information for us for the periods presented.

Selected Balance Sheet Data

	December 31, 2019 $	June 30, 2019 $
Cash and cash equivalents	6,348,038	3,718,758
Working capital	5,474,182	1,955,468
Total assets	6,508,067	4,037,255
Total stockholders’ equity	5,480,642	1,967,530

Selected Statement of operations data

For the three months ended:

	December 31,	December 31,
	2019	2018
	$	$
Research and development	712,193	947,249
General and administrative	1,053,747	874,884
Change in fair value of derivative liability	-	(1,261)
Foreign exchange loss	2,254	5,097
Interest income	(28,143)	(16,272)
Net loss for the period	1,740,051	1,809,697
Series B preferred stock dividend	2,552	16,190
Net loss attributable to common stockholders	1,742,603	1,825,887
Basic weighted average number of shares outstanding	11,407,744	2,424,222
Basic loss per share	0.15	0.75

For the six months ended:

	December 31,	December 31,
	2019	2018
	$	$
Research and development	1,433,668	1,966,369
General and administrative	1,967,375	1,861,354
Change in fair value of derivative liability	-	(1,041)
Foreign exchange loss	1,880	10,935
Interest income	(57,001)	(36,116)
Net loss for the period	3,345,922	3,801,501
Series B Preferred stock dividend	4,598	52,275
Net loss attributable to common stockholders	3,350,520	3,853,776
Basic weighted average number of shares outstanding	9,473,153	2,360,566
Basic loss per share	0.35	1.63

Expenses net of non-cash, share-based compensation expense – non-GAAP

The following table discloses research and development, and general and administrative expenses net of non-cash, share-based compensation payment expense. The disclosure has been provided to reconcile the total operational expenses on a GAAP basis and the non-GAAP operational expenses net of non-cash, stock-based compensation in order to provide an estimate of cash used in research and development, and general and administrative expense. Management uses the cash basis of expenses for forecasting and budget purposes to determine the allocation of resources and to plan for future financing opportunities.

For the three months ended:

	December 31, 2019 $	December 31, 2018 $
Research and development - GAAP	712,193	947,249
Less: non-cash, share-based compensation expense	(27,495)	(25,744)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	684,698	921,505

General and administrative - GAAP	1,053,747	874,884
Less: non-cash, share-based compensation expense	(170,373)	(158,279)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	883,374	716,605

For the six months ended:

	December 31, 2019 $	December 31, 2018 $
Research and development - GAAP	1,433,668	1,966,369
Less: non-cash, share-based compensation expense	(40,491)	(58,334)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	1,393,177	1,908,035

General and administrative - GAAP	1,967,375	1,861,354
Less: non-cash, share-based compensation expense	(213,205)	(354,905)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	1,754,170	1,506,449

Results of Operations

Comparison of the three months ended December 31, 2019 and December 31, 2018

	Three months Ended
	December 31, 2019 $	December 31, 2018 $	Change $	Change %
Research and development	712,193	947,249	(235,056)	(25)
General and administrative	1,053,747	874,884	178,863	20
Change in fair value of derivative liability	-	(1,261)	1,261	(100)
Foreign exchange loss	2,254	5,097	(2,843)	(56)
Interest income	(28,143)	(16,272)	(11,871)	73
Net loss	1,740,051	1,809,697	(69,646)

Research and Development

Research and development expenses decreased to $712,193 for the three months ended December 31, 2019 from $947,249 for the three months ended December 31, 2018. The decrease was largely attributable to lower clinical development, intellectual property, preclinical research, and personnel expenses. With respect to non-cash, share-based compensation expense, we recognized $27,495 and $25,744 for the three months ended December 31, 2019 and 2018 respectively. For both periods, the amount recognized related to stock option expense and shares issued for services.

Excluding the impact of non-cash, share-based compensation expense, research and development expenses decreased to $684,698 during the current quarter from $921,505 for the prior quarter due to lower clinical development, intellectual property, preclinical research, and personnel expenses. The decrease in clinical development costs for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 was primarily due to the timing of the completion of the manufacturing of our first lot of GMP drug product which was completed during the three months ended December 31, 2018. Clinical development costs can vary significantly period-to-period due to the timing of manufacturing activities, patient enrollment, how a patient reacts to treatment, and the number of treatment cycles a patient receives.

Intellectual property costs decreased in the three months ended December 31, 2019 compared to the three months ended December 31, 2018 as we have refined our patent portfolio by focusing on our most important patent claims in the most strategic jurisdictions. Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs. Preclinical research costs have decreased in the current quarter due to the completion, or deferral, of studies that were ongoing in the prior period. Personnel costs have decreased in three months ended December 31, 2019 compared to the three months ended December 31, 2018 due to a reduction in full-time employee head count.

General and Administrative

General and administrative expenses increased to $1,053,747 for the three months ended December 31, 2019 from $874,884 for the three months ended December 31, 2018. A significant portion of the increase was due to higher professional fees and office and sundry expenses. In relation to general and administrative expenses during the three months ended December 31, 2019, we incurred non-cash, share-based compensation expense of $170,373 relating to warrants issued for services and stock option expense while during the three months ended December 31, 2018, we incurred non-cash, share-based compensation expense of $158,279 relating to stock option and performance stock unit expenses, and warrants issued for services. All performance share units were canceled on April 30, 2019 so there was no related expense incurred during the three months ended December 31, 2019.

Excluding the impact of non-cash, share-based compensation expense, general and administrative expenses increased in the three months ended December 31, 2019 to $883,374 from $716,605 for the three months ended December 31, 2018. The increase was primarily due to increased professional fees and office and sundry expenses in the current period compared to the prior period. Professional fees increased due to higher accounting and legal fees and increased investor outreach expenses during the three months ended December 31, 2019 compared to the three months ended December 31, 2018. Office and sundry has increased in the three months ended December 31, 2019 compared to the three months ended December 31, 2018 due primarily to higher costs of directors’ and officers’ liability insurance.

Preferred Share Dividends

For each of the three months ended December 31, 2019 and 2018 we recorded $2,089 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

We issued 3,700 (2018 – 4,735) shares of common stock on December 31, 2019 as a dividend on the Series B Preferred stock and recognized $2,552 (2018 - $16,190) as a direct increase in accumulated deficit.

Comparison of the six months ended December 31, 2019 and December 31, 2018

	Six months ended
	December 31, 2019 $	December 31, 2018 $	Change $	Change %
Research and development	1,433,668	1,966,369	(532,701)	(27)
General and administrative	1,967,375	1,861,354	106,021	6
Change in fair value of derivative liability	-	(1,041)	1,041	(100)
Foreign exchange loss	1,880	10,935	(9,055)	(83)
Interest income	(57,001)	(36,116)	(20,885)	58
Net loss and comprehensive loss	3,345,922	3,801,501	(455,579)

Research and Development

Research and development expenses decreased to $1,433,668 for the six months ended December 31, 2019 from $1,966,369 for the six months ended December 31, 2018. The decrease was largely attributable to lower clinical development, preclinical research, intellectual property, and personnel expenses. Regarding non-cash, share-based compensation, we recognized $40,491and $58,334 for the six months ended December 31, 2019 and 2018, respectively. For both periods, non-cash, share-based compensation related to stock option expense and shares issued for services.

Excluding the impact of non-cash, share-based compensation expense, research and development expenses decreased to $1,393,177 during the current period from $1,908,035 for the prior period. The decrease in clinical development costs for the six months ended December 31, 2019 compared to the six months ended December 31, 2018 was primarily due to the timing of the manufacturing, and related costs, of our first lot of GMP API and drug product which was completed during the six months ended December 31, 2018. Also, we incurred higher patient costs in certain areas such as sampling analysis as the number of total enrolled patients in our Phase 2 studies has increased over time. In addition, the formation of our Scientific Advisory Board occurred in June 2019 resulting in fees incurred in 2019 that were not incurred in 2018. Clinical development costs can vary significantly period-to-period due to the timing of manufacturing activities, patient enrollment, how a patient reacts to treatment, and the number of treatment cycles a patient receives.

Preclinical research costs have decreased in the period due to the completion, or deferral, of studies that were ongoing in the prior period. Intellectual property costs decreased in the six months ended December 31, 2019 compared to the six months ended December 31, 2018 as we have refined our patent portfolio by focusing on our most important patent claims in the most strategic jurisdictions. Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs. Personnel costs have decreased in six months ended December 31, 2019 compared to the six months ended December 31, 2018 due to a reduction in full-time employee head count in the current period compared to the prior period.

General and Administrative

General and administrative expenses were $1,967,375 for the six months ended December 31, 2019 compared to $1,861,354 for the six months ended December 31, 2018. A significant portion of the increase was due to higher professional fees, office and sundry, and personnel expenses partially offset by lower non-cash, share-based compensation expense in the current period compared to the prior period. In relation to general and administrative expenses during the six months ended December 31, 2019, we incurred non-cash, share-based compensation expense $213,205 relating to warrants issued for services and stock option expense while during the six months ended December 31, 2018, we incurred non-cash, share-based compensation expense of $354,905 relating to performance share units, warrants issued for services, and stock option expense All performance share units were canceled on April 30, 2019 so there was no related expense incurred during the six months ended December 31, 2019.

Excluding the impact of non-cash, share-based compensation expense, general and administrative expenses increased in the six months ended December 31, 2019 to $1,754,170 from $1,506,449 for the six months ended December 31, 2018. The increase was largely due to higher professional fees, office and sundry, and personnel expenses in the current period compared to the prior period. Professional fees increased due to a variety of factors including accounting and legal fees and increased investor outreach expenses during the six months ended December 31, 2019 compared to the six months ended December 31, 2018. Office and sundry has increased in the six months ended December 31, 2019 compared to the six months ended December 31, 2018 due primarily to costs of higher directors’ and officers’ liability insurance.

Preferred Share Dividends

For each of the six month periods ended December 31, 2019 and 2018 we recorded $4,178 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

During the six months ended December 31, 2019, we issued 7,400 (2018 – 9,695) shares of common stock as a dividend on the Series B Preferred stock and recognized $4,598 (2018 - $52,275) as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Six months ended December 31, 2019 compared to the six months ended December 31, 2018

	December 31, 2019 $	December 31, 2018 $	Change $	Change %
Cash flows from operating activities	(3,976,058)	(3,049,876)	(926,182)	30
Cash flows from financing activities	6,605,338	780,783	5,824,555	7,460

Operating Activities

Net cash used in operating activities increased to $3,976,058 for the six months ended December 31, 2019 from $3,049,876 for the six months ended December 31, 2018. During the six months ended December 31, 2019 and 2018 we reported net losses of $3,345,922 and $3,801,501, respectively. Non-cash items relating to amortization of intangible assets, shares and warrants issued for services, performance stock unit expense (2018 only), and stock option expense totaled $259,298 (2018 - $423,985) for the six months ended December 31, 2019. The most significant changes in working capital for the six months ended December 31, 2019 were from a use of cash from a reduction in accounts payable and accrued liabilities of $993,766 and a reduction in related party payables of $48,534. The most significant change in working capital for the six months ended December 31, 2018 was cash from a reduction in prepaid expenses and deposits largely due to a partial refund of a clinical study deposit of $728,276 and cash used in a decrease in accounts payable and accrued liabilities of $420,679.

Financing Activities

During the six months ended December 31, 2019 we received $6,582,966 in net proceeds from the completion of an underwritten public offering by us of common stock, pre-funded warrants, and common stock purchase warrants. Additionally, we received $26,550 pursuant to the exercise of warrants in the current period. During the six months ended December 31, 2018, we received $784,961 from the exercise of warrants.

We recorded $4,178 related to the dividend payable to Valent during each of the six months ended December 31, 2019 and 2018 respectively.

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

For the six months ended December 31, 2019, we reported a loss of $3,345,922 and negative cash flow from operations of $3,976,058. As of December 31, 2019, we had an accumulated deficit of $63,933,043 and cash and cash equivalents of $6,348,038. We are a development stage company and have not generated any revenues to date. We do not have the prospect of achieving revenues until such time that our product candidate is commercialized, or partnered, which may not ever occur. In the near future, we will require additional funding to maintain our clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing the condensed consolidated interim financial statements.

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2019 contained in our Form 10-K filed with the SEC on September 9, 2019. While all of the significant accounting policies are important to our condensed consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

●	Warrants and shares issued for services

●	Stock options

●	Derivative liability

●	Accruals for research and development expenses and clinical trials

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

Accruals for research and development expenses and clinical trials

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the three and six months ended December 31, 2019 and 2018, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 9, 2019 except as noted below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2019, we issued 3,700 shares of common stock as dividends on our outstanding shares of Series B Preferred Stock and 4,747 shares of common stock in relation to services received by us.

In addition, we issued 280,000 warrants for services during the six months ended December 31, 2019. The warrants are exercisable at $0.75 per share until November 18, 2023 and they vest pro rata monthly commencing December 18, 2019.

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

DelMar Pharmaceuticals, Inc.

Date: February 13, 2020	By:	/s/ Saiid Zarrabian
Saiid Zarrabian
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2020	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)