Form 10-Q
period 2020-03-31
DelMar Pharmaceuticals, Inc.
filed 2020-05-13
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Number of shares of common stock outstanding as of May 12, 2020 was 11,429,228.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the nine months ended March 31, 2020

(expressed in US dollars unless otherwise noted)

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Balance Sheets

(expressed in US dollars unless otherwise noted)

	Note	March 31, 2020 $	June 30, 2019 $
		(unaudited)
Assets

Current assets
Cash and cash equivalents		4,973,378	3,718,758
Prepaid expenses and deposits		114,865	280,248
Interest, taxes and other receivables		10,339	26,187
		5,098,582	4,025,193
Intangible assets - net		3,659	12,062
Total assets		5,102,241	4,037,255

Liabilities

Current liabilities
Accounts payable and accrued liabilities		1,085,571	1,744,517
Related party payables	3	296,184	325,208

Total liabilities		1,381,755	2,069,725

Stockholders’ equity

Preferred stock
Authorized
5,000,000 shares, $0.001 par value
Issued and outstanding
278,530 Series A shares at March 31, 2020 (June 30, 2019 – 278,530)	3,5	278,530	278,530
648,613 Series B shares at March 31, 2020 (June 30, 2019 – 673,613)	5	4,524,897	4,699,304
1 special voting share at March 31, 2020 (June 30, 2019 – 1)		-	-

Common stock
Authorized
95,000,000 shares at March 31, 2020 and June 30, 2019, $0.001 par value
11,427,132 issued at March 31, 2020 (June 30, 2019 – 3,839,358)	5	11,427	3,839

Additional paid-in capital	5	56,395,453	50,954,741

Warrants	5	8,382,588	6,588,283

Accumulated deficit		(65,893,587)	(60,578,345)

Accumulated other comprehensive income		21,178	21,178

Total stockholders’ equity		3,720,486	1,967,530

Total liabilities and stockholders’ equity		5,102,241	4,037,255

Nature of operations, corporate history, and going concern (note 1)
Subsequent events (note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

(expressed in US dollars unless otherwise noted)

	Note	Three months ended March 31, 2020 $	Three months ended March 31, 2019 $	Nine months ended March 31, 2020 $	Nine months ended March 31, 2019 $

Expenses
Research and development	5	898,720	735,844	2,332,388	2,702,213
General and administrative	5	1,077,642	935,530	3,045,017	2,796,884

		1,976,362	1,671,374	5,377,405	5,499,097

Other (income) loss
Change in fair value of derivative liability	4	-	189	-	(852)
Foreign exchange (gain) loss		(2,416)	5,819	(536)	16,754
Interest income		(16,964)	(13,397)	(73,965)	(49,513)

		(19,380)	(7,389)	(74,501)	(33,611)

Net loss for the period		1,956,982	1,663,985	5,302,904	5,465,486

Computation of basic loss per share
Net loss for the period		1,956,982	1,663,985	5,302,904	5,465,486
Series B Preferred stock dividend	5	1,473	23,202	6,071	75,477
Net loss for the period attributable to common stockholders		1,958,455	1,687,187	5,308,975	5,540,963
Basic and fully diluted loss per share		0.17	0.67	0.52	2.27

Basic and fully diluted number of shares		11,417,456	2,518,452	10,116,541	2,444,065

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

(expressed in US dollars unless otherwise noted)

For the three and nine months ended March 31, 2020

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Warrants $	Accumulated deficit $	Stockholders’ equity $

Balance - June 30, 2019	3,839,358	3,839	50,954,741	21,178	4,977,834	6,588,283	(60,578,345)	1,967,530

Issuance of shares and warrants - net of issue costs	4,895,000	4,895	2,489,251	-	-	4,088,820	-	6,582,966
Exercise of warrants for cash	2,655,000	2,655	2,421,830	-	-	(2,397,935)	-	26,550
Conversion of Series B preferred stock to common stock	6,250	6	174,401	-	(174,407)	-	-	-
Shares issued for services	6,925	7	4,836	-	-	-	-	4,843
Stock option expense	-	-	50,985	-	-	-	-	50,985
Series A preferred cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Series B preferred stock dividend	3,700	4	2,042	-	-	-	(2,046)	-
Loss for the period	-	-	-	-	-	-	(1,605,871)	(1,605,871)

Balance - September 30, 2019	11,406,233	11,406	56,098,086	21,178	4,803,427	8,279,168	(62,188,351)	7,024,914

Warrants issued for services	-	-	-	-	-	34,672	-	34,672
Shares issued for services	4,747	5	3,339	-	-	-	-	3,344
Stock option expense	-	-	159,852	-	-	-	-	159,852
Series A preferred cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Series B preferred stock dividend	3,700	4	2,548	-	-	-	(2,552)	-
Loss for the period	-	-	-	-	-	-	(1,740,051)	(1,740,051)

Balance - December 31, 2019	11,414,680	11,415	56,263,825	21,178	4,803,427	8,313,840	(63,933,043)	5,480,642

Warrants issued for services	-	-	-	-	-	98,625	-	98,625
Shares issued for services	8,752	8	4,091	-	-	-	-	4,099
Warrants expired	-	-	29,877	-	-	(29,877)	-	-
Stock option expense	-	-	96,191	-	-	-	-	96,191
Series A preferred cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Series B preferred stock dividend	3,700	4	1,469	-	-	-	(1,473)	-
Loss for the period	-	-	-	-	-	-	(1,956,982)	(1,956,982)

Balance - March 31, 2020	11,427,132	11,427	56,395,453	21,178	4,803,427	8,382,588	(65,893,587)	3,720,486

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity …continued

(Unaudited)

(expressed in US dollars unless otherwise noted)

For the three and nine months ended March 31, 2019

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Warrants $	Accumulated deficit $	Stockholders’ equity $

Balance - June 30, 2018	2,296,667	2,297	43,198,193	21,178	6,425,410	8,229,482	(52,441,337)	5,435,223

Warrants issued for services	-	-	-	-	-	30,661	-	30,661
Shares issued for services	706	1	4,138	-	-	-	-	4,139
Performance stock unit expense	-	-	61,514	-	-	-	-	61,514
Stock option expense	-	-	132,902	-	-	-	-	132,902
Series A preferred cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Series B preferred stock dividend	4,960	4	36,081	-	-	-	(36,085)	-
Loss for the period	-	-	-	-	-	-	(1,991,804)	(1,991,804)

Balance - September 30, 2018	2,302,333	2,302	43,432,828	21,178	6,425,410	8,260,143	(54,471,315)	3,670,546

Exercise and exchange of warrants	296,667	297	2,936,881	-	-	(2,210,697)	-	726,481
Conversion of Series B preferred stock to common stock	10,000	10	279,041	-	(279,051)	-	-	-
Warrants issued for services	-	-	-	-	-	(2,859)	-	(2,859)
Shares issued for services	607	-	2,617	-	-	-	-	2,617
Performance stock unit expense	-	-	61,514	-	-	-	-	61,514
Stock option expense	-	-	122,751	-	-	-	-	122,751
Series A preferred cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Series B preferred stock dividend	4,735	5	16,185	-	-	-	(16,190)	-
Loss for the period	-	-	-	-	-	-	(1,809,697)	(1,809,697)

Balance - December 31, 2018	2,614,342	2,614	46,851,817	21,178	6,146,359	6,046,587	(56,299,291)	2,769,264

Exercise and exchange of warrants – issue costs	-	-	(16,186)	-	-	-	-	(16,186)
Warrants issued for services	-	-	-	-	-	8,732	-	8,732
Shares issued for services	956	1	3,512	-	-	-	-	3,513
Performance stock unit expense	-	-	60,177	-	-	-	-	60,177
Stock option expense	-	-	99,735	-	-	-	-	99,735
Series A preferred cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Series B preferred stock dividend	4,735	5	23,197	-	-	-	(23,202)	-
Loss for the period	-	-	-	-	-	-	(1,663,985)	(1,663,985)

Balance - March 31, 2019	2,620,033	2,620	47,022,252	21,178	6,146,359	6,055,319	(57,988,567)	1,259,161

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DelMar Pharmaceuticals, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

March 31, 2020

(expressed in US dollars unless otherwise noted)

		Nine months ended March 31,
		2020	2019
	Note	$	$
Cash flows from operating activities
Loss for the period		(5,302,904)	(5,465,486)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets		8,403	13,548
Change in fair value of derivative liability	4	-	(852)
Warrants issued for services		133,297	36,534
Shares issued for services		12,286	10,269
Performance stock unit expense		-	183,205
Stock option expense	5	307,028	355,388

Changes in operating assets and liabilities
Prepaid expenses and deposits		165,383	794,859
Interest, taxes and other receivables		15,848	30,433
Accounts payable and accrued liabilities		(658,946)	(425,383)
Related party payables		(29,024)	(47,189)
Net cash used in operating activities		(5,348,629)	(4,514,674)

Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	5	6,582,966	-
Net proceeds from the exercise of warrants	5	26,550	726,179
Series A preferred stock dividend	3	(6,267)	(6,267)
Deferred financing costs		-	(25,000)

Net cash provided by financing activities		6,603,249	694,912

Increase (decrease) in cash and cash equivalents		1,254,620	(3,819,762)

Cash and cash equivalents - beginning of period		3,718,758	5,971,995

Cash and cash equivalents - end of period		4,973,378	2,152,233

Supplementary information (note 7)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

March 31, 2020

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

Going concern

These condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the nine months ended March 31, 2020, the Company reported a loss of $5,302,904, and a negative cash flow from operations of $5,348,629. The Company had an accumulated deficit of $65,893,587 and had cash and cash equivalents of $4,973,378 as of March 31, 2020. The Company is in the development stage and has not generated any revenues to-date. The Company does not have the prospect of achieving revenues until such time that its product candidate is commercialized, or partnered, which may not ever occur. In the near future, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these condensed consolidated financial statements.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

March 31, 2020

(expressed in US dollars unless otherwise noted)

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. However, the coronavirus (“COVID-19”) pandemic has created significant economic uncertainty and volatility in the credit and capital markets. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements but the ultimate impact of the COVID-19 pandemic on the Company’s ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and any new information which may emerge concerning the severity of the COVID-19 pandemic. The Company may not be able to raise sufficient additional capital and may tailor its drug candidate development program based on the amount of funding the Company is able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

March 31, 2020

(expressed in US dollars unless otherwise noted)

Unaudited interim financial data

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements of the Company as of, and for the fiscal year ended, June 30, 2019 included in the Form 10-K filed with the SEC on September 9, 2019. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2020, or for any other future annual or interim period.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets, and contingent liabilities as at the end of, or during, the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the derivative liability, the valuation of equity instruments issued for services, and clinical trial accruals. Further details of the nature of these assumptions and conditions may be found in the relevant notes to these condensed consolidated interim financial statements.

Accruals for research and development expenses and clinical trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and nine months ended March 31, 2020 and 2019, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the three and nine month periods ended March 31, 2020 and 2019 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, performance stock units, and convertible preferred shares is anti-dilutive. As of March 31, 2020, potential common shares of 10,209,456 (2019 – 862,502) related to outstanding warrants, 778,750 (2019 – 292,683) relating to stock options, nil (2019 – 120,000) relating to performance stock units, and 162,177 (2019 – 210,279) relating to outstanding Series B convertible preferred shares were excluded from the calculation of net loss per common share.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

March 31, 2020

(expressed in US dollars unless otherwise noted)

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently adopted

Accounting Standard Update (“ASU”) 2016-02 — Leases (Topic 842)

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

March 31, 2020

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

During the nine months ended March 31, 2020, other than ASU 2017-11, there have been no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated interim financial statements.

3	Related party transactions

The Series A Preferred Stock is held by Valent Technologies, LLC (“Valent”), an entity owned by Dr. Dennis Brown, the Company’s Chief Scientific Officer. Therefore, Valent is a related party to the Company. For the three months ended March 31, 2020 and 2019 respectively, the Company recorded $2,089 related to the dividend payable to Valent on the Series A Preferred Stock and for the nine months ended March 31, 2020 and 2019 respectively, the Company recorded $6,267 related to the dividend (note 5). The dividends have been recorded as a direct increase in accumulated deficit.

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

The derivative liabilities balance was zero at March 31, 2020 and June 30, 2019. The derivative liabilities balance consisted of 2,180 agent warrants at March 31, 2020 and June 30, 2019.

Changes in the Company’s derivative liability are summarized as follows:

	Three months ended
	March 31,
	2020	2019
	$	$

Opening balance	-	76
Change in fair value of warrants	-	189

Closing balance	-	265
Less current portion	-	-

Long term portion	-	265

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

March 31, 2020

(expressed in US dollars unless otherwise noted)

	Nine months ended
	March 31,
	2020	2019
	$	$

Opening balance	-	1,117
Change in fair value of warrants	-	(852)

Closing balance	-	265
Less current portion	-	-

Long term portion	-	265

5	Stockholders’ equity

Series B Preferred stock

	Series B Preferred Stock
	2020
	Number of shares	$

Balance – June 30, 2019	673,613	4,699,304
Conversion of Series B Preferred stock to common stock	(25,000)	(174,407)

Balance – March 31, 2020	648,613	4,524,897

During the year ended June 30, 2016, the Company issued an aggregate of 902,238 shares of Series B Preferred Stock at a purchase price of $8.00 per share. Each share of Series B Preferred Stock is convertible into 0.25 shares of common stock equating to a conversion price of $32.00 (the “Conversion Price”) and will automatically convert to common stock at the earlier of 24 hours following regulatory approval of VAL-083 with a minimum closing bid price of $80.00, or five years from the respective final closing dates. The holders of the Series B Preferred Stock are entitled to an annual cumulative, in arrears, dividend at the rate of 9% payable quarterly. The 9% dividend accrues quarterly commencing on the date of issue and is payable quarterly on June 30, September 30, December 31, and March 31 of each year commencing on June 30, 2016. Dividends are payable solely by delivery of shares of common stock, in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the Conversion Price. The Series B Preferred Stock does not contain any repricing features. Each share of Series B Preferred Stock entitles its holder to vote with the common stock on an as-converted basis.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

March 31, 2020

(expressed in US dollars unless otherwise noted)

The Series B Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to the Special Voting Preferred Stock and (iii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series B Preferred Stock. The Series B Preferred Stock shall be pari passu in liquidation to the Company’s Series A Preferred Stock. The liquidation value of the Series B Preferred Stock at March 31, 2020 is the stated value of $5,188,904 (June 30, 2019 - $5,388,904).

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

Pursuant to the Series B Preferred Stock dividend, during the three months ended March 31, 2020, the Company issued 3,700 (2019 – 4,735) shares of common stock for an amount of $1,473 (2019 – $23,202) and during the nine months ended March 31, 2020, the Company issued 11,100 (2019 – 14,430) shares of common stock for an amount of $6,071 (2019 – $75,477). These dividends have been recognized as a direct increase in accumulated deficit.

A total of 648,613 (2019 – 841,113) shares of Series B Preferred Stock are outstanding as of March 31, 2020, such that a total of 162,177 (2019 – 210,279) shares of common stock are issuable upon conversion of the Series B Preferred Stock as at March 31, 2020. Converted shares are rounded up to the nearest whole share.

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

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to the Company’s Special Voting Preferred Stock and (iii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock shall be pari passu in liquidation to the Company’s Series B Preferred Stock. The liquidation value of the Series A Preferred stock at March 31, 2020 and June 30, 2019 is the stated value of $278,530.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

March 31, 2020

(expressed in US dollars unless otherwise noted)

There was no change to the Series A Preferred stock for the three or nine month periods ended March 31, 2020 or 2019.

Common stock

Stock Issuances

Nine months ended March 31, 2020

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

During the nine months ended March 31, 2020, all of the 2,655,000 PFW were exercised at $0.01 per PFW for proceeds of $26,550.

2017 Omnibus Incentive Plan

As approved by the Company’s stockholders at the annual meeting of stockholders held on April 11, 2018, on July 7, 2017, as amended on February 1, 2018, the Company’s board of directors approved adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, 780,000 shares of Company common stock are reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”) or that are subject to grants of stock options made, or that may be made, under the Legacy Plan. A total of 164,235 shares of common stock have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 614,515 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving 1,250 shares of common stock available at March 31, 2020 for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised.

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

March 31, 2020

(expressed in US dollars unless otherwise noted)

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

During the nine months ended March 31, 2020, and subject to approval by the Company’s stockholders, the Company’s board of directors approved an increase in the number of shares of common stock available to be issued under the 2017 Plan by 1,500,000. The increase brings the total number of shares available under the 2017 Plan to 2,280,000.

During the nine months ended March 31, 2020, the Company’s board of directors approved an aggregate 1,041,016 stock options to officers and directors of the Company. Of the total grant, 549,199 stock options are subject to stockholder approval of the 2017 Plan share increase. The total grant date aggregate fair value of the remaining 491,817 stock options granted was $238,760. All of these stock options granted to officers and directors have an exercise price of $0.61 and expire on September 5, 2029. Of the 1,041,016 stock options approved by the board of directors, 375,000 vest pro rata monthly over one year from the date of approval by the board of directors and 666,016 vest as to one-sixth on the six-month anniversary of the date of approval by the board of directors with the remaining five-sixths vesting pro rate monthly over 30 months commencing on the seven-month anniversary of the board of directors’ approval date.

In addition, during the nine months ended March 31, 2020, the Company granted 250,000 stock options to an officer of the Company, subject to stockholder approval of the share increase to the 2017 Plan. The options have an exercise price of $0.735 and expire November 12, 2029. The options vest upon the achievement of certain clinical development milestones.

Stock Options

Stock option disclosure in the tables below excludes 799,199 stock option grants approved by the board of directors that are subject to approval by the Company’s stockholders of the share reserve increase under the 2017 Plan. Of these options, 549,199 are exercisable at $0.61 per share until September 5, 2029 and 250,000 are exercisable at $0.735 until November 12, 2029.

The following table sets forth the aggregate stock options outstanding under all plans as of March 31, 2020:

	Number of stock options	Weighted average exercise price
	outstanding	$
Balance – June 30, 2019	288,183	22.31
Granted	491,817	0.61
Expired	(1,250)	(40.00)

Balance – March 31, 2020	778,750	8.58

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

March 31, 2020

(expressed in US dollars unless otherwise noted)

The following table summarizes stock options outstanding and exercisable under all plans at March 31, 2020:

Exercise price $	Number Outstanding at March 31, 2020	Weighted average remaining contractual life (years)	Number exercisable at March 31, 2020

0.61	491,817	9.43	288,168
6.10	30,000	8.60	24,445
7.00	5,451	8.23	3,180
8.70	12,000	7.59	12,000
9.83	83,647	8.14	51,117
10.60	3,600	8.03	2,400
11.70	30,000	2.91	30,000
14.11	2,500	2.17	2,500
20.00	13,125	1.52	13,125
21.10	14,400	7.27	12,000
29.60	4,500	4.84	4,500
37.60	4,500	5.86	4,500
41.00	4,000	6.61	4,000
42.00	41,250	2.81	41,250
44.80	3,000	5.86	3,000
49.50	22,460	4.31	22,460
53.20	8,000	6.10	8,000
61.60	1,500	3.00	1,500
92.00	3,000	3.17	3,000

	778,750		531,145

Included in the number of stock options outstanding are 2,500 stock options granted at an exercise price of CA $20.00. The exercise price of these options shown in the above table have been converted to US $14.11 using the period ending closing exchange rate. Stock options issued during the nine months ended March 31, 2020 have been valued using a Black-Scholes pricing model with the following assumptions:

March 31, 2020

Dividend rate	0%
Volatility	99% to 102%
Risk-free rate	1.50%
Term – years	5.5 to 6.5

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

March 31, 2020

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

The Company has recognized the following amounts as stock option expense for the periods noted:

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
	$	$	$	$

Research and development	22,754	12,889	55,058	64,466
General and administrative	73,437	86,846	251,970	290,922

	96,191	99,735	307,028	355,388

All of the stock option expense for the periods ended March 31, 2020 and 2019 has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at March 31, 2020 was $0 (2019 - $0) and the aggregate intrinsic value of stock options exercisable at March 31, 2020 was $0 (2019 - $0). As of March 31, 2020, there was $96,061 in unrecognized compensation expense that will be recognized over the next 2.43 years. No stock options granted under the Company’s equity plans have been exercised during the nine months ended March 31, 2020. Upon the exercise of stock options new shares will be issued.

The following table sets forth unvested stock options under all plans at March 31, 2020:

	Number of Options	Weighted average exercise price $	Weighted average grant date fair value $

Unvested at June 30, 2019	84,990	11.35	5.82

Granted	491,817	0.61	0.40
Vested	(329,202)	2.15	1.18

Unvested at March 31, 2020	247,605	2.25	1.23

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

March 31, 2020

(expressed in US dollars unless otherwise noted)

Warrants

The following table summarizes changes in the Company’s outstanding warrants as of March 31, 2020:

Description	Number

Balance – June 30, 2019	1,543,596

2020 Investor Warrants issued in underwritten offering	7,762,500
PFW issued in underwritten offering	2,655,000
2020 Underwriter Warrants	377,500
Exercise of PFW	(2,655,000)
Warrants issued for services (1)	530,000
Expiry of warrants for services (2)	(4,140)

Balance - March 31, 2020	10,209,456

(1)	The Company issued 530,000 warrants for services during the nine months ended March 31, 2020. 280,000 warrants are exercisable at $0.75 per share until November 18, 2023 and they vest pro rata monthly commencing December 18, 2019. 250,000 warrants are exercisable at $0.64 per share until January 20, 2024 and they vest pro rata monthly commencing February 20, 2020. The total fair value of the warrants issued was $233,176 with $133,297 being recognized during the nine months ended March 31, 2020.

(2)	On February 27, 2020, 4,140 warrants at an exercise price of $59.30 expired.

The following table summarizes the Company’s outstanding warrants as of March 31, 2020:

Description of warrants	Number	Exercise price $	Expiry date

2020 Investor warrants	7,762,500	1.00	August 16, 2024
2019 Investor warrants	760,500	3.10	June 5, 2024
2018 Investor warrants	280,000	12.50	September 22, 2022
2017 Investor warrants	207,721	35.00	April 19, 2022
2015 Investor warrants	97,905	30.00	July 31, 2020
Warrants issued for services	250,000	0.64	January 20, 2024
Warrants issued for services	280,000	0.75	November 18, 2023
Warrants issued for services	26,500	30.00	July 1, 2020 to February 1, 2021
Warrants issued for services	6,000	17.80	January 25, 2023
Warrants issued for services	33,600	11.70	February 27, 2023
Warrants issued for services	12,000	9.00	September 15, 2023
Warrants issued for services	2,000	9.00	October 11, 2021
2020 Underwriter Warrants	377,500	1.15	August 14, 2022
2019 Agent warrants	46,800	3.875	June 3, 2024
2018 Agent warrants	40,000	12.50	September 20, 2022
2017 Agent warrants	13,848	40.60	April 12, 2022
2016 Agent warrants	10,402	40.00	May 12, 2021
2015 Agent warrants	2,180	30.00	July 15, 2020
	10,209,456

DelMar Pharmaceuticals, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

March 31, 2020

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

March 31, 2020

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

The fair value of derivative liabilities at March 31, 2020 and June 30, 2019 was $0.

7	Supplementary statement of cash flows information

	Nine months ended
	March 31,
	2020	2019
	$	$

Series B Preferred share common stock dividend (note 5)	6,071	75,477
Income taxes paid	-	-
Interest paid	-	-

8	Subsequent events

The Company has evaluated its subsequent events from March 31, 2020 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements other than the items noted below.

Subsequent to March 31, 2020, the Company issued 2,096 shares of common stock for services.

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

References to “we”, “us”, and “our”, refer to DelMar Pharmaceuticals, Inc. and our wholly-owned subsidiaries, Del Mar (BC), Callco and Exchangeco.

Impact of Coronavirus (“COVID-19”) on our Operations, Financial Condition, Liquidity and Results of Operations

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and on March 11, 2020 was declared a pandemic by the World Health Organization. The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the duration and severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or us, may determine are needed.

To date, the COVID-19 pandemic has not caused significant disruption to our clinical studies. Each of our ongoing Phase 2 clinical studies is being conducted at a single site which has reduced the risk of disruption. Patient visits are currently taking place on schedule for both the MD Anderson Cancer Center (“MDACC”) study being conducted in Houston, Texas and the Sun Yat-sen University Cancer Center (“SYSUCC”) study being conducted in China. In addition, thus far, any disruptions to patient treatments have been within allowances under each study protocol. Access to the sites by our clinical monitors has been limited during the COVID-19 pandemic but the recording of study data in both studies and patient treatments at both study sites are being conducted per protocol at this time.

We have cash available to fund planned operations into the fourth quarter of calendar 2020. Consequently, management is pursuing various financing alternatives to fund our operations so we can continue as a going concern. However, the COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements but the ultimate impact of the COVID-19 pandemic on our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and new information which may emerge concerning the severity of the COVID-19 pandemic. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

Recent Highlights

●	On May 5, 2020 we announced enrollment of our 22nd patient (study over 90% enrolled) in the adjuvant arm of our ongoing Phase 2 clinical study investigating adjuvant treatment (pre-temozolomide -- or TMZ – maintenance therapy) of MGMT-unmethylated glioblastoma multiforme (“GBM”) with VAL-083. The adjuvant arm of the Phase 2 study of VAL-083 being conducted at the MDACC is designed to enroll up to 24 newly-diagnosed patients who have undergone surgery and chemoradiation with TMZ but will now receive VAL-083 in place of standard of care TMZ for adjuvant therapy. Additionally, in the recurrent arm of the study, which is also being conducted at MDACC, 72 patients out of a planned 83 patients have been enrolled as of May 5, 2020.

●	On March 26, 2020 we received a listing extension from the Staff of the Listing Qualifications Department of The Nasdaq Capital Market LLC (“Nasdaq”). The extension granted us until September 21, 2020 to regain compliance with the $1.00 Minimum Bid Price requirement for continued listing on Nasdaq. On April 20, 2020, we received a second notification letter from Nasdaq stating that in response to the current extraordinary market conditions, Nasdaq had filed a rule change with the Securities and Exchange Commission to suspend the compliance period for the minimum closing bid price requirement from April 16, 2020 through June 30, 2020. As a result, we have until December 7, 2020 to regain compliance. We can regain compliance if at any time during the suspension or during the remaining compliance period resuming after the suspension the closing bid price of our common stock is at least $1.00 per share for a minimum of ten consecutive business days.

●	On February 19, 2020 we announced we had enrolled the final patient in our ongoing Phase 2 clinical study investigating the first-line treatment of VAL-083 with radiation therapy in newly-diagnosed, MGMT-unmethylated GBM being conducted at SYSUCC.

●	On January 29, 2020 we announced the publication of previously released interim clinical data in the February 2020 issue of peer-reviewed journal, Glioma. The article highlights results from the first 22 patients of our ongoing Phase 2 clinical study investigating the first-line treatment of VAL-083 with radiation therapy in newly-diagnosed, MGMT-unmethylated GBM being conducted at SYSUCC.

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

Our current priority is to leverage this research, and VAL-083’s unique mechanism of action, to efficiently advance VAL-083 for the most promising indications, including:

●	MGMT-unmethylated GBM, currently comprising two ongoing separate Phase 2 clinical studies for:

○	GBM patients in two study arms at MDACC:

■	as adjuvant therapy immediately following chemoradiation; and

■	in Avastin®-naïve recurrent GBM patients;

○	Newly diagnosed GBM patients (ongoing study at SYSUCC); and

●	Potential future indications including ovarian cancer, non-small cell lung cancer (“NSCLC”), and other solid tumor indications.

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

We have completed enrollment of this study with a total of 29 newly-diagnosed, MGMT-unmethylated GBM patients. The efficacy endpoints of the study include tumor response, as assessed by the Response Assessment in NeuroOncology (“RANO”), and progression-free survival (“PFS”), progression-free survival at six months (“PFS6”), and overall survival (“OS”), compared to historical results in the target population. The study is being conducted in two parts: (1) Dose-confirmation: VAL-083 in cohorts (20, 30 and 40 mg/m2/day IV daily x 3 every 21 days) to assess safety and activity when administered concurrently with x-ray therapy (“XRT”) to confirm the maximum tolerated dose (“MTD”), and (2) Expansion: VAL-083 will be studied in up to 20 additional patients at the target dose, as determined by the dose-confirmation part of the study, administered concurrently with XRT. Assessments of safety and tolerability will be used to support further clinical development of VAL-083 in combination with radiotherapy. Pharmacokinetic assessments of VAL-083 in plasma and cerebral spinal fluid (“CSF”) will be used to correlate drug exposure in the central nervous system with patient outcomes.

Dose-confirming cohorts studying 20, 30, and 40 mg/m2/day x three every 21 days have been completed. Based on the dose confirmation phase of the study, we have selected 30 mg/m2/day for combination with irradiation for the treatment of newly-diagnosed MGMT-unmethylated GBM patients.

This study is fully enrolled at 29 patients. We previously released data with 23 patients enrolled as of the data cut-off date of November 2, 2019. For the 22 patients who had completed at least one cycle of treatment as of that date, median PFS with VAL-083 was 9.9 months (CI 7.3-12.0 months).  For the 18 patients initially receiving the intended treatment dose (30 mg/m2/day on days 1, 2 and 3 of a 21-day cycle) median PFS was 10.4 months (CI 6.0-12.0 months). While this is not a head-to-head study, historically, temozolomide (“TMZ”) has been demonstrated to have 6.9 months PFS in unmethylated GBM patients. Other doses were also examined as part of the dose escalation aspect of the study, and all but the 20 mg/m2/day dose also demonstrated superior PFS to the historical comparator. A median of eight cycles of treatment has been received by all patients who had either completed treatment, or remain in active treatment.  Nine patients have received ten or more cycles.

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

Recurrent Study Arm

The patients in the recurrent study arm are receiving second-line therapy with VAL-083 following TMZ failure.  As of May 5, 2020, 72 patients (out of a planned 83) have been enrolled in the recurrent arm of this study.

Previously we released data when we had enrolled 62 patients. Of the 62 patients enrolled as of November 15, 2019, 35 patients (with no additional patients planned) had received an initial dose of 40 mg/m2/day and 27 (out of a planned 48) had received an initial dose of 30 mg/m2/day (on days 1, 2 and 3 of a 21-day cycle). mOS for the 60 patients who had completed at least one cycle of treatment was 7.5 months (CI 6.0-11.5 months). For the 25 of those patients who initially received the intended treatment dose of 30 mg/m2/day, mOS was 10.6 months (CI 5.8-10.6 months). While this is not a head-to-head study, historically lomustine, which is the most commonly used chemotherapy for these recurrent patients, has demonstrated a mOS of 7.2 months (EORTC 26101, MGMT-unmethylated lomustine arm).

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

Adjuvant Study Arm

On July 24, 2019, we announced the enrollment of the first patient in the adjuvant arm of the Phase 2 study being conducted at MDACC. The adjuvant arm will include up to 24 patients. These patients will have had initial cycles of temozolomide concomitant with radiation but will not have yet started subsequent cycles of TMZ (i.e. maintenance stage TMZ patients). Published data from Tanguturi et al (2017 Nero-Oncology) indicates that MGMT-unmethylated patients receiving current standard of care have a median progression-free survival of 6.9 months. As of May 5, 2020, 22 patients (out of a planned 24) have been enrolled and all patients remain alive on continued therapy.

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

Safety Across Studies

Four subjects have experienced a serious adverse event (“SAE”) possibly related to VAL-083 in the newly-diagnosed group as of the cut-off date of November 2, 2019. In addition, eleven subjects have experienced a possibly drug-related SAE in the recurrent group, and no patients have experienced a possibly drug-related SAE in the adjuvant group as of the relevant data cut-off date of November 15, 2019.

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

Outstanding Securities

As of May 12 2020, we had 11,429,228 shares of common stock issued and outstanding, outstanding warrants to purchase 10,209,456 shares of common stock, 648,613 outstanding shares of Series B Preferred Stock that are convertible into 162,177 shares of common stock, and outstanding stock options to purchase 1,577,949 shares of common stock (of which 799,199 options are subject to stockholder approval of the increase in the number of shares authorized for issuance under the 2017 Plan at the next annual meeting of stockholders). All warrants, and stock options are convertible, or exercisable into, one share of common stock. Each Series B convertible preferred share is convertible into 0.25 shares of common stock.

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

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at March 31, 2020 and June 30, 2019 is the US$. The following tables represent selected financial information for us for the periods presented.

Selected Balance Sheet Data

	March 31, 2020 $	June 30, 2019 $
Cash and cash equivalents	4,973,378	3,718,758
Working capital	3,716,827	1,955,468
Total assets	5,102,241	4,037,255
Total stockholders’ equity	3,720,486	1,967,530

Selected Statement of Operations Data

Impact of COVID-19

The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or us, may determine are required.

To date, the COVID-19 pandemic has not caused significant disruption to our clinical studies. Each of our ongoing Phase 2 clinical studies is being conducted at a single site which has reduced the risk of disruption. Patient visits are currently taking place on schedule for both the MDACC study being conducted in Houston, Texas and the SYSUCC study being conducted in China. In addition, thus far, any disruptions to patient treatments have been within allowances under each study protocol. Access to the sites by our clinical monitors has been limited during the COVID-19 pandemic but the recording of study data in both studies and patient treatments at both study sites are being conducted per protocol at this time.

For the three months ended:

	March 31,	March 31,
	2020	2019
	$	$
Expenses
Research and development	898,720	735,844
General and administrative	1,077,642	935,530
	1,976,362	1,671,374
Other (income) loss
Change in fair value of derivative liability	-	189
Foreign exchange (gain) loss	(2,416)	5,819
Interest income	(16,964)	(13,397)
	(19,380)	(7,389)
Net loss for the period	1,956,982	1,663,985
Series B preferred stock dividend	1,473	23,202
Net loss attributable to common stockholders	1,958,455	1,687,187
Basic and fully diluted number of shares	11,417,456	2,518,452
Basic and fully diluted loss per share	0.17	0.67

For the nine months ended:

	March 31,	March 31,
	2020	2019
	$	$
Expenses
Research and development	2,332,388	2,702,213
General and administrative	3,045,017	2,796,884
	5,377,405	5,499,097
Other (income) loss
Change in fair value of derivative liability	-	(852)
Foreign exchange (gain) loss	(536)	16,754
Interest income	(73,965)	(49,513)
	(74,501)	(33,611)
Net loss for the period	5,302,904	5,465,486
Series B Preferred stock dividend	6,071	75,477
Net loss attributable to common stockholders	5,308,975	5,540,963
Basic and fully diluted number of shares	10,116,541	2,444,065
Basic and fully diluted loss per share	0.52	2.27

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

For the three months ended:

	March 31, 2020 $	March 31, 2019 $

Research and development - GAAP	898,720	735,844
Less: non-cash, share-based compensation expense	(26,853)	(16,401
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	871,867	719,443

General and administrative - GAAP	1,077,642	935,530
Less: non-cash, share-based compensation expense	(172,062)	(155,756
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	905,580	779,774

For the nine months ended:

	March 31, 2020 $	March 31, 2019 $

Research and development - GAAP	2,332,388	2,702,213
Less: non-cash, share-based compensation expense	(67,344)	(74,735)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	2,265,044	2,627,478

General and administrative - GAAP	3,045,017	2,796,884
Less: non-cash, share-based compensation expense	(385,267)	(510,661)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	2,659,750	2,286,223

Results of Operations

Comparison of the three months ended March 31, 2020 and March 31, 2019

	Three Months Ended
	March 31, 2020 $	March 31, 2019 $	Change $	Change %
Expenses
Research and development	898,720	735,844	162,876	22
General and administrative	1,077,642	935,530	142,112	15
	1,976,362	1,671,374	304,988
Other (income) loss
Change in fair value of derivative liability	-	189	(189)	(100)
Foreign exchange (gain) loss	(2,416)	5,819	(8,235)	(142)
Interest income	(16,964)	(13,397)	(3,567)	27
	(19,380	(7,389)	(11,991)
Net loss for the period	1,956,982	1,663,985	292,997

Research and Development

Research and development expenses increased to $898,720 for the three months ended March 31, 2020 from $735,844 for the three months ended March 31, 2019. The increase was primarily attributable to an increase in clinical development costs partially offset by lower preclinical research expenses.

The increase in clinical development costs for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was largely due to enrollment in our ongoing Phase 2 clinical studies. During the current period, we announced we had exceeded 50% enrollment in the adjuvant arm of our Phase 2 study at MDACC. This study began enrolling earlier this fiscal year and as result had no related expenses in the three months ended March 31, 2019. Preclinical research decreased in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due in part to us deferring certain studies as well as focusing our resources on our clinical studies in the current period.

General and Administrative

General and administrative expenses were $1,077,642 for the three months ended March 31, 2020 compared to $935,530 for the three months ended March 31, 2019. The increase was primarily due to an increase in professional fees with smaller increases due to higher office and sundry, as well as non-cash, share-based compensation expenses.

Professional fees increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due higher legal fees as well as increased investor relations costs. Office and sundry increased in the current period compared to the prior period due to higher insurance costs. Non-cash, share-based compensation expense increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 largely due to higher expenses recognized for warrants issued for services partially offset by lower stock option expense.

Preferred Share Dividends

For each of the three months ended March 31, 2020 and 2019 we recorded $2,089 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

We issued 3,700 (2019 – 4,735) shares of common stock on March 31, 2020 as a dividend on the Series B Preferred stock and recognized $1,473 (2019 - $23,202) as a direct increase in accumulated deficit.

Comparison of the nine months ended March 31, 2020 and March 31, 2019

	Nine Months Ended
	March 31, 2020 $	March 31, 2019 $	Change $	Change %
Expenses
Research and development	2,332,388	2,702,213	(369,825)	(14)
General and administrative	3,045,017	2,796,884	248,133	9
General and administrative	5,377,405	5,499,097	(121,692)
Other (income) loss
Change in fair value of derivative liability	-	(852)	852	(100)
Foreign exchange (gain) loss	(536)	16,754	(17,290)	(103)
Interest income	(73,965)	(49,513)	(24,452)	49
	(74,501)	(33,611)	(40,890)
Net loss for the period	5,302,904	5,465,486	(162,582)

Research and Development

Research and development expenses decreased to $2,332,388 for the nine months ended March 31, 2020 from $2,702,213 for the nine months ended March 31, 2019. The decrease was largely attributable to lower preclinical research, personnel, and intellectual property expenses in the current period compared to the prior period.

Preclinical research costs have decreased in the current period due to the completion, or deferral, of studies that were ongoing in the prior period as well as us focusing our resources on our clinical studies in the current period. Personnel costs have decreased in nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 due a reduction in full-time employee head count in the current period compared to the prior period. Intellectual property costs decreased in the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 as we have refined our patent portfolio by focusing on our most important patent claims in the most strategic jurisdictions. Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs.

General and Administrative

General and administrative expenses were $3,045,017 for the nine months ended March 31, 2020 compared to $2,796,884 for the nine months ended March 31, 2019.

A significant portion of the increase was due to higher professional fees, office and sundry, and personnel expenses partially offset by lower non-cash, share-based compensation expense in the current period compared to the prior period.

Professional fees increased due to a variety of factors including accounting and legal fees and increased investor outreach expenses during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. Office and sundry has increased in the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 due primarily to costs of higher directors’ and officers’ liability insurance.

In relation to general and administrative expenses during the nine months ended March 31, 2020, we incurred non-cash, share-based compensation expense relating to warrants issued for services and stock option expense while during the nine months ended March 31, 2019, we incurred non-cash, share-based compensation expense relating to performance share units, warrants issued for services, and stock option expense. All performance share units were canceled on April 30, 2019 so there was no related expense incurred during the nine months ended March 31, 2020.

Preferred Share Dividends

For each of the nine-month periods ended March 31, 2020 and 2019 we recorded $6,267 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

During the nine months ended March 31, 2020, we issued 11,100 (2019 – 14,430) shares of common stock as a dividend on the Series B Preferred stock and recognized $6,071 (2019 - $75,477) as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Nine months ended March 31, 2020 compared to the nine months ended March 31, 2019

	March 31, 2020 $	March 31, 2019 $	Change $	Change %

Cash flows from operating activities	(5,348,629)	(4,514,674)	(833,955)	18
Cash flows from financing activities	6,603,249	694,912	5,908,337	850

The COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. We have cash available to fund planned operations into the fourth quarter of calendar 2020. Consequently, management is pursuing various financing alternatives to fund our operations so we can continue as a going concern. However, the COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements but the ultimate impact of the COVID-19 pandemic on our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and new information which may emerge concerning the severity of the COVID-19 pandemic. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

Operating Activities

Net cash used in operating activities increased to $5,348,629 for the nine months ended March 31, 2020 from $4,514,674 for the nine months ended March 31, 2019. During the nine months ended March 31, 2020 and 2019 we reported net losses of $5,302,904 and $5,465,486, respectively. Non-cash items relating to amortization of intangible assets, warrants and shares issued for services, performance stock unit expense (2019 only), and stock option expense totaled $461,014 (2019 - $598,944) for the nine months ended March 31, 2020. The most significant changes in working capital for the nine months ended March 31, 2020 were from a use of cash from a reduction in accounts payable and accrued liabilities of $658,946 and a source of cash from the reduction in prepaid expenses of $165,383. The most significant change in working capital for the nine months ended March 31, 2019 was cash from a reduction in prepaid expenses and deposits of $794,859 largely due to a partial refund of a clinical study deposit, and cash used in a decrease in accounts payable and accrued liabilities of $425,383.

Financing Activities

During the nine months ended March 31, 2020 we received $6,582,966 in net proceeds from the completion of an underwritten public offering by us of common stock, pre-funded warrants, and common stock purchase warrants. Additionally, we received $26,550 pursuant to the exercise of warrants in the current period. During the nine months ended March 31, 2019, we received $726,719 from the exercise of warrants.

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

For the nine months ended March 31, 2020, we reported a loss of $5,302,904 and negative cash flow from operations of $5,348,629. As of March 31, 2020, we had an accumulated deficit of $65,893,587 and cash and cash equivalents on hand of $4,973,378. We are in the development stage and have not generated any revenues to date. We do not have the prospect of achieving revenues until such time that our product candidate is commercialized, or partnered, which may not ever occur. In the near future, we will require additional funding to maintain our clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern.

Consequently, management is pursuing various financing alternatives to fund our operations so we can continue as a going concern. However, the COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements but the ultimate impact of the COVID-19 pandemic on our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and new information which may emerge concerning the severity of the COVID-19 pandemic. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Accruals for research and development expenses and clinical trials

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the three and nine months ended March 31, 2020 and 2019, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

We face significant risks related to the COVID-19 pandemic, or the widespread outbreak of any other communicable disease, which could have material and adverse impacts on our business, financial condition, liquidity and results of operations.

We face risks related to health epidemics or outbreaks of communicable diseases, including the recent outbreak around the world of the highly transmissible and pathogenic coronavirus, COVID-19. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and on March 11, 2020 was declared a pandemic by the World Health Organization. The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or us, may determine are needed.

To date, many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of COVID-19 and have closed non-essential businesses. As local jurisdictions continue to put restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

We are currently conducting our clinical studies in multiple countries where there has been a COVID-19 outbreak. Changes in circumstances surrounding COVID-19, such as additional travel limitations imposed by governmental authorities could result in new patients being unable to be enrolled in our studies, or existing patients being unable to continue to receive treatment, could impact the cost of our studies as we may have to enroll additional patients in order to obtain the data necessary to be able to conclude our studies. We cannot predict whether any of our clinical testing sites will withdraw from participation in any of our studies temporarily, or permanently. In addition, even if we are able to fully enroll and treat all patients in our studies, obtaining full data could be impacted by an inability to ship and analyze samples, or otherwise complete data assessment. Further, if the patients enrolled in our clinical studies become infected with COVID-19, we may have more adverse events and deaths in our clinical studies as a result. We may also face difficulties enrolling patients in our clinical studies if the patient populations that are eligible for our clinical studies are impacted by the coronavirus disease. Vulnerable patients, such as the cancer patients enrolled in our clinical studies, may be at a higher risk of contracting COVID-19 and may experience more severe symptoms from the disease, adversely affecting our chances for regulatory approval, or requiring further clinical studies. The continued spread of COVID-19 globally, and the resulting travel restrictions in place by governments to help stop the spread of COVID-19, could adversely impact our clinical study operations, including the ability of our principal investigators and site staff to travel to our clinical study sites, and our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography.

In addition, the continued impact resulting from the COVID-19 outbreak in areas where we have manufacturing operations for our clinical drug supply, or where our suppliers or distributors operate, or if the COVID-19 outbreak in these areas were to increase in severity, and the measures taken by the governments of countries affected, could adversely affect our business, financial condition, or results of operations by limiting our ability to manufacture or ship materials, or by forcing temporary closure of facilities that we rely upon.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common shares.

If we fail to comply with the continued minimum closing bid requirements of the Nasdaq Capital Market LLC (“Nasdaq”) by December 7, 2020 or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

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

On September 26, 2019, the Nasdaq Staff notified us that we did not comply with the minimum $1.00 per share bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2), and we had 180 calendar days, or until March 24, 2020, to regain compliance. On March 25, 2020, we received a written notice from the Nasdaq Staff confirming the Company’s eligibility for continued listing of its common stock on Nasdaq pursuant to an additional 180 calendar day extension through September 21, 2020. On April 20, 2020, we received a written notice from the Nasdaq Staff stating that, in response to the COVID-19 pandemic and related market conditions, Nasdaq had filed a rule change with the SEC to suspend the compliance period for the minimum closing bid price requirement from April 16, 2020 through June 30, 2020. As a result, we have until December 7, 2020 to regain compliance. The closing bid price of our securities must be at least $1.00 per share for a minimum of ten consecutive business days to regain compliance, either during the suspension or during the compliance period resuming after the suspension.

If we are unable to regain compliance with the minimum closing bid price requirement by December 7, 2020, or if we fail to meet any of the other continued listing requirements, including stockholder equity requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2020, we issued 3,700 shares of common stock as dividends on our outstanding shares of Series B Preferred Stock and 8,752 shares of common stock in relation to services received by us.

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

DelMar Pharmaceuticals, Inc.

Date: May 13, 2020	By:	/s/ Saiid Zarrabian
Saiid Zarrabian
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)