Form 10-Q
period 2020-09-30
Kintara Therapeutics, Inc.
filed 2020-11-12
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 001-37823

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

Number of shares of common stock outstanding as of November 9, 2020 was 24,662,299.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the three months ended September 30, 2020

(expressed in US dollars unless otherwise noted)

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Balance Sheets

(In thousands, except par value amounts)

		September 30, 2020	June 30, 2020
	Note	$	$
		(unaudited)
Assets
Current assets
Cash and cash equivalents		22,602	2,392
Prepaid expenses and deposits		343	356
Interest, taxes and other receivables		10	9
Deferred loan costs	5	—	94
		22,955	2,851
Intangible assets - net		1	2
Property and equipment	3	175	—
Deferred financing costs	6	—	85
Total assets		23,131	2,938
Liabilities
Current liabilities
Accounts payable and accrued liabilities		1,566	2,011
Loan payable, net of deferred loan costs	5	441	—
Related party payables	4	382	664
		2,389	2,675
Milestone payment liability	3	188	—
Total liabilities		2,577	2,675
Stockholders’ equity
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at September 30, 2020 (June 30, 2020 – 279)	4,6	279	279
649 Series B shares at September 30, 2020 (June 30, 2020 – 649)	6	4,525	4,525
25 Series C shares at September 30, 2020 (June 30, 2020 – 0)	6	18,355	—
Common stock
Authorized
95,000 shares at September 30, 2020 and June 30, 2020, $0.001 par value
24,466 issued at September 30, 2020 (June 30, 2020 – 11,458)	6	24	11
Additional paid-in capital	6	89,777	65,148
Accumulated deficit		(92,427)	(69,721)
Accumulated other comprehensive income		21	21
Total stockholders’ equity		20,554	263
Total liabilities and stockholders’ equity		23,131	2,938
Nature of operations, corporate history, and liquidity risk and management plans (note 1)
Subsequent events (note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

		Three months ended September 30,
	Note	2020	2019
		$	$
Expenses
Research and development		1,357	721
General and administrative		1,534	914
Merger costs	3	500	—
In-process research and development	3	16,094	—
		19,485	1,635
Other (income) loss
Foreign exchange loss		(1)	—
Amortization of deferred loan costs	5	27	—
Interest expense	5	8	—
Interest income		(1)	(29)
		33	(29)
Net loss for the period		19,518	1,606
Computation of basic loss per share
Net loss for the period		19,518	1,606
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	6	3,181	—
Series A Preferred cash dividend	6	2	2
Series B Preferred stock dividend	6	5	2
Net loss for the period attributable to common stockholders		22,706	1,610
Basic and fully diluted loss per share		1.33	0.21
Basic and fully diluted weighted average number of shares		17,106	7,539

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

For the three months ended September 30, 2020 and 2019

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Stockholders' equity $
Balance - June 30, 2020	11,458	11	65,148	21	4,804	(69,721)	263
Adgero merger (note 3)	12,011	12	16,713	—	—	—	16,725
Issuance of Series C Preferred stock	—	—	—	—	25,028	—	25,028
Series C placement agent warrants	—	—	3,287	—	(3,287)	—	—
Series C Preferred stock share issuance costs	—	—	—	—	(3,386)	—	(3,386)
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	—	—	3,181	—	—	(3,181)	—
Exercise of warrants for cash	993	1	993	—	—	—	994
Warrants issued for services	—	—	45	—	—	—	45
Stock option expense	—	—	405	—	—	—	405
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series B Preferred stock dividend	4	—	5	—	—	(5)	—
Loss for the period	—	—	—	—	—	(19,518)	(19,518)
Balance - September 30, 2020	24,466	24	89,777	21	23,159	(92,427)	20,554

Balance - June 30, 2019	3,839	4	57,543	21	4,978	(60,578)	1,968
Issuance of shares and warrants - net of issue costs	4,895	5	6,578	—	—	—	6,583
Exercise of pre-funded warrants for cash	2,655	2	24	—	—	—	26
Conversion of Series B Preferred stock to common stock	6	—	174	—	(174)	—	—
Shares issued for services	7	—	5	—	—	—	5
Stock option expense	—	—	51	—	—	—	51
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series B Preferred stock dividend	4	—	2	—	—	(2)	—
Loss for the period	—	—	—	—	—	(1,606)	(1,606)
Balance - September 30, 2019	11,406	11	64,377	21	4,804	(62,188)	7,025

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(In thousands)

		Three months ended September 30,
		2020	2019
	Note	$	$
Cash flows from operating activities
Loss for the period		(19,518)	(1,606)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets		1	3
In-process research and development	3	16,094	—
Amortization of deferred loan costs	5	27	—
Interest expense	5	8	—
Shares issued for services	6	—	5
Warrants issued for services	6	45	—
Stock option expense	6	405	51
Changes in operating assets and liabilities
Prepaid expenses and deposits		24	56
Interest, taxes and other receivables		—	(44)
Accounts payable and accrued liabilities		(914)	(617)
Related party payables		(282)	(114)
Net cash used in operating activities		(4,110)	(2,266)
Cash flows from investing activities
Cash acquired on merger with Adgero	3	969	—
Net cash provided by investing activities		969	—
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	6	21,859	6,583
Warrants exercised for cash	6	994	26
Proceeds from loan	5	500	—
Series A preferred cash dividend	4	(2)	(2)
Net cash provided by financing activities		23,351	6,607
Decrease in cash and cash equivalents		20,210	4,341
Cash and cash equivalents – beginning of period		2,392	3,719
Cash and cash equivalents – end of period		22,602	8,060
Supplementary information (note 7)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2020

(expressed in US dollars unless otherwise noted)

1	Nature of operations, corporate history, and liquidity risk and management plans

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

On June 9, 2020, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among Adgero Acquisition Corp., the Company’s wholly-owned subsidiary incorporated in the State of Delaware (“Merger Sub”), and Adgero Biopharmaceuticals Holdings, Inc., a Delaware corporation (“Adgero”). On August 19, 2020, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Adgero (the “Merger”), the separate corporate existence of Merger Sub ceased and Adgero continued its existence under Delaware law as the surviving corporation in the Merger and became a direct, wholly-owned subsidiary of the Company. As a result of the Merger, each issued and outstanding share of Adgero common stock, par value $0.0001 per share (the “Adgero Common Stock”) (other than treasury shares held by Adgero), was converted automatically into the right to receive 1.5740 shares (the “Exchange Ratio”) of the Company’s common stock, and cash in lieu of any fractional shares. Also, each outstanding warrant to purchase Adgero Common Stock was converted into a warrant exercisable for that number of shares of the Company’s common stock equal to the product of (x) the aggregate number of shares of Adgero Common Stock for which such warrant was exercisable and (y) the Exchange Ratio.

Following the completion of the Merger, the Company changed its name from DelMar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. and began trading on Nasdaq under the symbol “KTRA”.

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

Kintara Therapeutics, Inc. is the parent company of Del Mar (BC), a British Columbia, Canada corporation and Adgero, a Delaware corporation, which are clinical stage companies with a focus on the development of drugs for the treatment of cancer. The Company is also the parent company to Callco and Exchangeco which are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the Reverse Acquisition. In connection with the Merger, the Company also became the parent company of Adgero Biopharmaceuticals, Inc. (“Adgero Bio”), formerly a wholly-owned subsidiary of Adgero.

References to the Company refer to the Company and its wholly-owned subsidiaries.

Liquidity risk and management plans

During the three months ended September 30, 2020, the Company reported a net loss of $19.5 million. As of September 30, 2020, the Company had $22.6 million of cash and cash equivalents and used $4.1 million of cash in its operating activities during the three months ended September 30, 2020. The Company is in the clinical stage and has not generated any revenues to-date. The Company does not have the prospect of achieving revenues until such time that its product candidates are commercialized, or partnered, which may not ever occur. In the future, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. The Company may tailor its drug development programs based on the amount of funding the Company is able to raise in the future. During the three months ended September 30, 2020, the Company completed a private placement in three closings for aggregate net proceeds of approximately $21.6 million (note 6). The Company believes that based on its current estimates, the cash and cash equivalents at September 30, 2020 of $22.6 million, as well as cash from the proceeds from stock purchase warrants exercised subsequent to September 30, 2020, will be sufficient to fund its planned operations for at least the next twelve months from the date these condensed consolidated interim financial statements are issued. However, the coronavirus (“COVID-19”) pandemic has created significant economic uncertainty and volatility in the credit and capital markets. The ultimate impact of the COVID-19 pandemic on the Company’s ability to raise additional capital in the future is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and any new information which may emerge concerning the severity of the COVID-19 pandemic.

2	Significant accounting policies

Basis of presentation

The condensed consolidated interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and are presented in United States dollars. The functional currency of the Company and each of its subsidiaries is the United States dollar.

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Adgero, Adgero Bio, Del Mar BC, Callco, and Exchangeco. All intercompany balances and transactions have been eliminated in consolidation.

The principal accounting policies applied in the preparation of these condensed consolidated interim financial statements are set out below and have been consistently applied to all periods presented.

Certain prior period balances have been reclassified to conform with the current period’s presentation.

Unaudited interim financial data

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements of the Company as at June 30, 2020 included in our Form 10-K. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2021, or for any other future annual or interim period.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets, and contingent liabilities as at the end of, or during, the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the fair value of the milestone payment liability, the valuation of equity instruments issued for services, and clinical trial accruals. Further details of the nature of these assumptions and conditions may be found in the relevant notes to these condensed consolidated interim financial statements.

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the three-month periods ended September 30, 2020 and 2019 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, and convertible preferred shares is anti-dilutive.  As of September 30, 2020, potential common shares of 11,858,152 (2019 – 9,683,596) related to outstanding common share warrants, 2,152,701 (2019 – nil) related to outstanding Series C preferred stock warrants, 6,543,569 (2019 – 780,000) related to stock options, 162,177 (2019 – 162,177) relating to outstanding Series B convertible preferred shares, and 21,516,484 (2019 – nil) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

Acquired in-process research and development expense

The Company acquired in-process research and development assets in connection with its Merger with Adgero. As the acquired in-process research and development assets were deemed to have no current or alternative future use, an expense of $16.1 million was recognized in the condensed consolidated interim statements of operations for the three month period ended September 30, 2020.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over its estimated useful life of five years. Depreciation expense is recognized from the date the equipment is put into use.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

Not yet adopted

Accounting Standards Update (“ASU”) 2020-06 — Debt - Debt with conversion and other options (subtopic 470-20) and derivatives and hedging – contracts in entity’s own equity (subtopic 815-40): accounting for convertible instruments and contracts in an entity’s own equity

The amendments in this update are intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. For public business entities that are not smaller reporting companies, the ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the effective date is for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  The Company has not yet evaluated the impact of adoption of this ASU on its condensed consolidated interim financial statements and related disclosures.

During the three-months ended September 30, 2020, other than ASU 2020-06 there have been no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated interim financial statements.

3	Merger

As described in Note 1, on August 19, 2020, the Company completed its Merger with Adgero in accordance with the terms of the Merger Agreement. To determine the accounting for this transaction under ASU 2017-01, an assessment must be made as to whether an integrated set of assets and activities should be accounted for as an acquisition of a business or an asset acquisition. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If that screen is met, the set is not a business. In connection with the Merger, substantially all of the fair value is concentrated in in-process research and development (“IPR&D”). As such, the Merger has been treated as an acquisition of Adgero assets and an assumption of Adgero liabilities.

Under the terms of the Merger Agreement, upon closing of the Merger, the Company issued 11,439,013 shares of Company common stock and 2,313,904 stock purchase warrants to the security holders of Adgero (“Adgero Warrants”). The Adgero Warrants are exercisable at $3.18 per share (note 6). The Adgero Warrants were valued using a Black-Scholes valuation with a weighted-average risk-free interest rate of 0.21%, a term of one year, a volatility of 115.96%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock at the date of measurement is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the instrument at the valuation date. The expected term has been estimated using the remaining life of the warrant. Also, in conjunction with the Merger, the Company issued 571,951 shares of common stock to the placement agent as a success fee. The common shares issued to the former Adgero stockholders as well as the success fee shares, have been value at $1.34 per share which was the closing price of the Company’s common stock on August 19, 2020, the date the Merger closed.

The Company incurred approximately $1.55 million of legal, consulting and other professional fees related to the Merger, of which approximately $1.1 million had been incurred in the year ended June 30, 2020. The transaction costs have been classified as merger expenses in the accompanying unaudited condensed consolidated interim statement of operations for the three months ended September 30, 2020.

The following summarizes total consideration transferred to the Adgero stockholders under the Merger as well as the assets acquired and liabilities assumed under the Merger:

$ (in thousands)
Consideration:
Common stock	15,328
Warrants	630
Success fee shares	766
16,724
Net assets acquired:
Cash	(969)
Other current assets	(11)
Property and equipment	(175)
Accounts payable and accrued liabilities	337
Milestone payment liability	188
In-process research and development	16,094

Property and equipment include office furniture that was subsequently sold and laboratory equipment that has not yet been put into use.

The milestone payment liability relates to an asset purchase agreement with St. Cloud Investments, LLC (“St. Cloud”) that Adgero has regarding the acquisition of REM-001.  The Agreement, as amended, is dated November 26, 2012 (the “St. Cloud Agreement”). Pursuant to the terms of the St. Cloud Agreement, the Company is obligated to make certain payments under the agreement. The future contingent amounts payable under that agreement are as follows:

•

Upon the earlier of (i) a subsequent equity financing to take place after the Company conducts a Phase 2B clinical study in which fifty patients complete the study and their clinical data can be evaluated or (ii) the commencement of a clinical study intended to be used as a definitive study for market approval in any country, the Company is obligated to pay an aggregate amount of $300,000 in cash or an equivalent amount of common stock, with $240,000 to St. Cloud and $60,000 to an employee of the Company; and

•

Upon receipt of regulatory approval of REM-001 Therapy, the Company is obligated to pay an aggregate amount of $700,000 in cash or an equivalent amount of common stock, with $560,000 to St. Cloud and $140,000 to an employee of the Company.

With respect to the $300,000 and $700,000 potential milestone payments referenced above (each a “Milestone Payment”), if either such Milestone Payment becomes payable, and in the event the Company elects to pay either such Milestone Payment in shares of its common stock, the value of the common stock will equal the average of the closing price per share of the Company’s common stock over the twenty (20) trading days following the first public announcement of the applicable event described above.

The milestone payment liability has been determined using the discounted cash flow value of the two respective milestone payments.  A discount rate of 79% has been used which accounts for the probability of success given the phase of clinical development of REM-001. The term is based on an estimate of the planned timing of completion of the respective milestones that would result in payment of the milestones.

The fair value of the IPR&D assets is expensed as a charge in the condensed consolidated interim statements of operations for the three months ended September 30, 2020 as there is no alternative use for these assets.

4	Related party transactions

Valent Technologies, LLC Agreements

One of the Company’s officers is a principal of Valent Technologies, LLC (“Valent”) and as result Valent is a related party to the Company.

On September 12, 2010, the Company entered into a Patent Assignment Agreement (the “Valent Assignment Agreement”) with Valent pursuant to which Valent transferred to the Company all its right, title and interest in, and to, the patents for VAL-083 owned by Valent. The Company now owns all rights and title to VAL-083 and is responsible for the drug’s further development and commercialization. In accordance with the terms of the Valent Assignment Agreement, Valent is entitled to receive a future royalty on all revenues derived from the development and commercialization of VAL-083. In the event that the Company terminates the agreement, the Company may be entitled to receive royalties from Valent’s subsequent development of VAL-083 depending on the development milestones the Company has achieved prior to the termination of the Valent Assignment Agreement.

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $278,530 (including aggregate accrued interest to September 30, 2014 of $28,530), issued to Valent by Del Mar (BC), for 278,530 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For the three months ended September 30, 2020 and 2019 respectively, the Company recorded $2,089 related to the dividend paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

Related party payables

At September 30, 2020 there is an aggregate amount of $382,004 (June 30, 2020 - $663,865) payable to the Company’s officers and directors for fees, expenses, and accrued liabilities.

5	Loan from National Brain Tumor Society and National Foundation for Cancer Research

$ (in thousands)
Balance – June 30, 2020	—
Funding	500
Financing costs	(94)
Interest expense	8
Amortization of deferred financing costs	27
Balance – September 30, 2020	441

During the period ended September 30, 2020, the Company received a loan of $500,000 from National Brain Tumor Society (“NBTS”) and the National Foundation for Cancer Research to support VAL-083's preparation for participation in the Global Coalition for Adaptive Research's (“GCAR”) sponsored trial, Glioblastoma (“GBM”) Adaptive Global Innovative Learning Environment (“GBM AGILE”) study (the “NBTS Loan”). In relation to the NBTS Loan, the Company issued 125,000 share purchase warrants which are exercisable at a price of $1.09 per common share until June 19, 2025 and had been included in deferred financing costs as at June 30, 2020 (“NBTS Warrants”). The NBTS Loan is secured by a promissory note, accrues interest at a rate of 6% per annum and matures on June 19, 2021.

The NBTS Warrants were valued at $93,701 using a Black-Scholes valuation with a risk-free interest rate of 0.37%, a term of 5 years, a volatility of 89.82%, and a dividend rate of 0%.  The estimated volatility of the Company’s common stock at the date of measurement is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the instrument at the valuation date. The expected term has been estimated using the remaining life of the warrant.

6	Stockholders’ equity

Preferred stock

Series C Preferred stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2020	—	—
Issuance	25,028	18,355
Balance – September 30, 2020	25,028	18,355

In connection with the Merger (note 3), the Company issued 25,028 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) in three separate closings of a private placement (Series C-1, C-2, and C-3) in August, 2020.  Each share of Series C Preferred Stock was issued at a purchase price of $1,000 per share and is convertible into shares of common stock based on the respective conversion prices which were determined at the closing of each round of the private placement. Subject to ownership limitations, the owners of the Series C Preferred Stock are entitled to receive dividends, payable in shares of common stock at a rate of 10%, 15%, 20% and 25% of the number of shares of common stock issuable upon conversion of the Series C Preferred Stock, on the 12th, 24th, 36th and 48th month, anniversary of the initial closing of the private placement which occurred on August 19, 2020.   The Series C Preferred Stock dividends do not require declaration by the Board of Directors and are accrued annually as of the date the dividend is earned in an amount equal to the applicable rate of the stated value. Any outstanding shares of Series C Preferred Stock will automatically convert to shares of common stock on August 19, 2024.

The conversion prices for the Series C-1 Preferred Stock, Series C-2 Preferred Stock and Series C-3 Preferred Stock are $1.16, $1.214 and $1.15, respectively. Based on the conversion prices of the three respective classes of the Series C Preferred Stock, the 25,028 shares of Series C Preferred Stock will be convertible into an aggregate of 21,516,484 shares of common stock. The cumulative dividends to be issued on the 12th, 24th, 36th and 48th month anniversary of the initial closing of the private placement are 15,061,952.

The conversion feature of the Series C Convertible Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series C Convertible Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from inception, the Company immediately recorded a non-cash deemed dividend of $3.18 million related to the beneficial conversion feature arising from the issuance of Series C Convertible Preferred Stock. This non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share.

The Series C Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock shall be pari passu in liquidation to the Company’s Series A and Series B Preferred Stock. The liquidation value of the Series C Preferred Stock at September 30, 2020 is the stated value of $25,028,000.

Total gross proceeds from the private placement were $25 million, or $21.6 million in net proceeds after deducting financing costs of $3.4 million with respect to agent commissions and expenses, as well as legal and accounting fees.  Of the total financing costs, $84,944 was deferred as of June 30, 2020. In addition, the Company issued warrants to purchase 2,504 shares of Series C Stock to the placement agent (“2020 Agent Warrants”) that are convertible into an aggregate 2,152,701 shares of common stock.

A total of 25,028 (June 30, 2020 – Nil) shares of Series C Preferred Stock are outstanding as of September 30, 2020, such that a total of 21,516,484 (June 30, 2020 – Nil) shares of common stock are issuable upon conversion of the Series C Preferred Stock as at September 30, 2020. Converted shares are rounded up to the nearest whole share.

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

The Series B Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series B Preferred Stock. The Series B Preferred Stock shall be pari passu in liquidation to the Company’s Series A and Series C Preferred Stock. The liquidation value of the Series B Preferred Stock at September 30, 2020 is the stated value of $5.2 million (June 30, 2020 - $5.2 million).

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

Pursuant to the Series B Preferred Stock dividend, during the three months ended September 30, 2020, the Company issued 3,700 (2019 – 3,700) shares of common stock and recognized $5,180 (2019 – $2,046) as a direct increase in accumulated deficit.  During the three months ended September 30, 2020 there were no conversions (2019 - 25,000) of Series B Preferred Stock for nil (2019 – 6,250) shares of common stock.

A total of 648,613 (June 30, 2020 – 648,613) shares of Series B Preferred Stock are outstanding as of September 30, 2020, such that a total of 162,177 (June 30, 2020 – 162,177) shares of common stock are issuable upon conversion of the Series B Preferred Stock as at September 30, 2020. Converted shares are rounded up to the nearest whole share.

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

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock shall be pari passu in liquidation to the Company’s Series B and Series C Preferred Stock. The liquidation value of the Series A Preferred stock at September 30, 2020 and June 30, 2020 was $278,530.

There was no change to the Series A Preferred stock for the three months ended September 30, 2020 or 2019.

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

The net proceeds from the Offering, including from the partial exercise of the underwriters’ option to purchase additional securities, were $6,582,966 after deducting underwriting discounts and commissions, and other offering expenses.

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

Shares issued for services

During the three months ended September 30, 2020, the Company issued Nil (2019 – 6,925) shares of common stock for services resulting in the recognition of $Nil (2019 – $4,843) in expense. All of the shares issued for services for the three months ended September 30, 2019 have been recognized as research and development expense.

2017 Omnibus Incentive Plan

The Company’s board of directors has approved adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”) that has also been approved by the Company’s stockholders. The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, 6,700,000 shares of Company common stock are currently reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”) or that are subject to grants of stock options made, or that may be made, under the Legacy Plan. As of September 30, 2020, a total of 164,235 shares of common stock are currently outstanding under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 6,379,334 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving 156,431 shares of common stock available at September 30, 2020 for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised.

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

During the three months ended September 30, 2020, a total of 222,584 stock options issued to directors of the Company were amended such that the period to exercise vested stock options from the date of termination of continuous service with the Company was extended from 90 days to one year.  Of the total of 222,584, 66,850 had their expiry increased from September 26, 2020 to June 26, 2021 and 155,734 had their expiry increased from November 19, 2020 to August 19, 2021. As a result of the amendments, a total of $8,569 stock-based compensation expense has been recognized.  In addition, 250,000 stock options previously granted to an officer of the Company were amended such that the vesting of the stock options was changed from a completely contingent vesting to a time-based vesting such that 1/6th of the stock options vest on the six-month anniversary of the amendment date with the remaining portion vesting in equal monthly installments over a period of 30 months commencing on the seven-month anniversary of the amendment date.  A total compensation expense of $319,376 will be recognized over the amended vesting period for the 250,000 stock options.

During the three months ended September 30, 2020, a total of 4,758,687 stock options were granted to executive officers and directors of the Company. Of these, 4,698,687 have an exercise price of $1.70 per share and 60,000 have an exercise price of $1.355 per share. Of the total granted, 4,278,687 stock options vest as to 1/6 on the six month anniversary of the grant date with the remaining portion vesting in equal monthly installments over a period of 30 months commencing on the seven month anniversary of the grant date. Of the total stock options granted to executive officers and directors, 480,000 vest in 12 equal monthly installments beginning on October 15, 2020.  All of the stock options granted have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

Stock Options

The following table sets forth changes in stock options outstanding under all plans:

	Number of stock options outstanding (in thousands)	Weighted average exercise price
Balance – June 30, 2020	1,559	4.61
Granted	4,999	1.68
Forfeited	(14)	1.42
Balance – September 30, 2020	6,544	2.38

The following table summarizes stock options outstanding and exercisable under all plans at September 30, 2020:

Exercise price $	Number Outstanding at September 30, 2020 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at September 30, 2020 (in thousands)
0.61	1,010	8.93	566
0.74	250	9.12	—
1.36	300	9.98	—
1.70	4,699	9.96	—
6.10	30	8.11	26
7.00	3	7.73	3
8.70	12	7.09	12
9.83	83	7.64	65
10.60	4	7.54	3
11.70	30	2.41	30
14.94	3	1.67	3
20.00	13	1.02	13
21.10	14	6.77	14
29.60	5	4.35	5
37.60	5	5.36	5
41.00	4	6.11	4
42.00	41	2.31	41
44.80	3	5.36	3
49.50	22	3.82	22
53.20	8	5.60	8
61.60	2	2.50	2
92.00	3	2.67	3
	6,544		828

Included in the number of stock options outstanding are 2,500 stock options granted at an exercise price of CA$20.00. The exercise price of these options shown in the above table have been converted to US$14.94 using the period ending closing exchange rate. Stock options granted during the three months ended September 30, 2020 have been valued using a Black-Scholes pricing model with the following assumptions:

September 30, 2020
Dividend rate	—%
Volatility	121% to 153%
Risk-free rate	0.19% to 0.42%
Term – years	0.4 to 5.8

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

The Company has recognized the following amounts as stock option expense for the periods noted (in thousands):

	Three months ended September 30,
	2020 $	2019 $
Research and development	91	8
General and administrative	314	43
	405	51

All of the stock option expense for the periods ended September 30, 2020 and 2019 has been recognized as additional paid in capital.  The aggregate intrinsic value of stock options outstanding at September 30, 2020 was $977,465 (2019 - $0) and the aggregate intrinsic value of stock options exercisable at September 30, 2020 was $446,950 (2019 - $0). As of September 30, 2020, there was $7,802,208 in unrecognized compensation expense that will be recognized over the next 3.0 years. No stock options granted under the Company’s equity plans have been exercised during the three months ended September 30, 2020. Upon the exercise of stock options new shares will be issued.

The following table sets forth changes in unvested stock options under all plans:

	Number of Options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2020	858	0.98
Granted	4,999	1.68
Vested	(127)	1.18
Forfeited	(14)	1.42
Unvested at September 30, 2020	5,716	1.59

The aggregate intrinsic value of unvested stock options at September 30, 2020 was $530,516 (2019 - $0). The unvested stock options have a remaining weighted average contractual term of 9.83 (2019 – 9.76) years.

Common Stock Warrants

The following table sets forth changes in outstanding common stock warrants:

	Number of Warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2020	10,309	2.71
Issuance of Adgero Warrants	2,314	3.18
Exercise of warrants (i)	(994)	1.00
Warrants issued for services (ii)	330	1.49
Expiry of warrants (iii)	(101)	30.00
Balance – September 30, 2020	11,858	2.67

i)	A total of 994,000 2020 Investor Warrants were exercised at $1.00 per share.
ii)	Warrants issued for services are exercisable at various prices and expire at the various dates noted in the table below.
iii)	The warrant expiries include the 2015 Investor Warrants, the 2015 Agent Warrants, and certain warrants issued for services. All of the expired warrants were exercisable at $30 per share.

The following table summarizes the Company’s outstanding common stock warrants as of September 30, 2020:

Description of warrants	Number (in thousands)	Exercise price $	Expiry date
2020 Investor warrants	6,744	1.00	August 16, 2024
2019 Investor warrants	760	3.10	June 5, 2024
2019 Investor warrants	280	12.50	September 22, 2022
2017 Investor warrants	208	35.00	April 19, 2022
NBTS Warrants	125	1.09	June 19, 2025 (i)
Warrants issued for services	25	30.00	December 1, 2020 to February 1, 2021
Warrants issued for services	6	17.80	January 25, 2023
Warrants issued for services	34	11.70	February 27, 2023
Warrants issued for services	14	9.00	September 15, 2023 and October 11, 2023
Warrants issued for services	280	0.75	November 18, 2023
Warrants issued for services	250	0.64	January 20, 2024
Warrants issued for services	330	1.49	September 22, 2023
2020 Underwriter Warrants	377	1.15	August 14, 2022
2019 Agent warrants	47	3.88	June 3, 2024
2018 Agent warrants	40	12.50	September 20, 2022
2017 Agent warrants	14	40.60	April 12, 2022
2016 Agent warrants	10	40.00	May 12, 2021
Adgero Warrants	1,206	3.18	April 8, 2021
Adgero Warrants	353	3.18	August 31, 2021
Adgero Warrants	755	3.18	January 17, 2022
	11,858

(i)	NBTS Warrants were issued in connection with respect to the NBTS Loan (note 5).

Series C Preferred Stock Warrants

In connection with the Series C Preferred Stock private placement, the Company issued 2,504 Series C Stock purchase warrants (the “Series C Warrants”).  The Series C Warrants have an exercise price of $1,000 per share, provide for a cashless exercise feature, and are exercisable for a period of four years from August 19, 2020. The Series C Preferred Stock issuable upon exercise of the Series C Warrants is convertible into shares of common stock in the same manner as each respective series of outstanding Series C Stock, and will be entitled to the same dividend rights as each respective series.

The 2020 Agent Warrants were valued at a total of approximately $3.3 million using a binomial pricing model with a risk-free interest rate of 0.27%, a term of 4.0 years, and a volatility of 95.2% to 95.8%.  The estimated volatility of the Company’s common stock at the date of measurement is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the instrument at the valuation date. The expected term has been estimated using the contractual term of the warrant.

The following table sets forth changes in outstanding Series C Warrants:

	Number of Warrants	Conversion price $
Balance – June 30, 2020	—
Issuance of Preferred Series C-1 Warrants	1,959	1.16
Issuance of Preferred Series C-2 Warrants	219	1.21
Issuance of Preferred Series C-3 Warrants	326	1.15
Balance – September 30, 2020	2,504

The following table summarizes the Company’s outstanding Series C Warrants as of September 30, 2020:

Description of warrants	Number	Conversion price $	Number of conversion shares (in thousands)	Cumulative common stock dividends (in thousands)
Series 1	1,959	1.16	1,689	1,182
Series 2	219	1.21	180	126
Series 3	326	1.15	283	198
	2,504		2,152	1,506

7	Supplementary statement of cash flows information

The Company incurred the following non-cash investing and financing transactions (in thousands):

	Three months ended September 30, 2020	Three months ended September 30, 2019
Series B Preferred Stock common stock dividend (note 6)	5	2
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance (note 6)	3,181	—
Non-cash issue costs (note 6)	3,287	—
Issue costs in accounts payable (note 6)	193	—
Income taxes paid	—	—
Interest paid	—	—

8	Financial instruments

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

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, related party payables and loan payable. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments. The fair value of the loan payable is equal to its principal and accrued interest of $508,466 as at September 30, 2020.

9	Subsequent events

Warrant exercises

Subsequent to September 30, 2020, 161,084 warrants were exercised at $1.00 per share for gross proceeds of $161,084.

Stock option exercises

Subsequent to September 30, 2020, 35,000 stock options were exercised at $0.61 per share for gross proceeds of $21,350.

Stock option amendments

On November 11, 2020, the Board of Directors approved the acceleration of vesting of 279,675 stock options to purchase shares of the Company’s common stock previously granted on September 5, 2019 to an executive officer of the Company. The exercise price of the stock options is $0.61 per share

The Company has evaluated its subsequent events from September 30, 2020 through the date these condensed consolidated interim financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated interim financial statements other than the items noted below.

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

Impact of Coronavirus (“COVID-19”) on our Operations, Financial Condition, Liquidity and Results of Operations

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and on March 11, 2020 it was declared a pandemic by the World Health Organization. The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the duration and severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or us, may determine are needed.

To date, the COVID-19 pandemic has not caused significant disruption to our clinical studies. Each of our ongoing Phase 2 clinical studies is being conducted at a single site which has reduced the risk of disruption. Patient visits are currently taking place on schedule for both the MD Anderson Cancer Center study being conducted in Houston, Texas and the Sun Yat-sen University Cancer Center study being conducted in China. In addition, thus far, any disruptions to patient treatments have been within allowances under each study protocol. Access to the sites by our clinical monitors has been limited during the COVID-19 pandemic but the recording of study data in both studies and patient treatments at both study sites are being conducted per protocol at this time.

We have cash available to fund planned operations into the fourth quarter of calendar 2021. However, the COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. The ultimate impact of the COVID-19 pandemic on our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and new information which may emerge concerning the severity of the COVID-19 pandemic. We may not be able to raise sufficient additional capital and may tailor our drug candidate development programs based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

Background

Kintara Therapeutics, Inc. (formerly DelMar Pharmaceuticals, Inc.) is a clinical stage, biopharmaceutical company focused on the development and commercialization of new cancer therapies.

On June 9, 2020, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among Adgero Acquisition Corp., our wholly-owned subsidiary incorporated in the State of Delaware (“Merger Sub”), and Adgero Biopharmaceuticals Holdings, Inc., a Delaware corporation (“Adgero”). On August 19, 2020, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Adgero (the “Merger”), the separate corporate existence of Merger Sub ceased and Adgero continued its existence under Delaware law as the surviving corporation in the Merger and became our direct, wholly-owned subsidiary. As a result of the Merger, each issued and outstanding share of Adgero common stock, par value $0.0001 per share (the “Adgero Common Stock”) (other than treasury shares held by Adgero), was converted automatically into the right to receive 1.5740 shares (the “Exchange Ratio”) of our common stock, and cash in lieu of any fractional shares. Also, each outstanding warrant to purchase Adgero Common Stock was converted into a warrant exercisable for that number of shares of our common stock equal to the product of (x) the aggregate number of shares of Adgero Common Stock for which such warrant was exercisable and (y) the Exchange Ratio.

Following the completion of the Merger, we changed our name from DelMar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. and began trading on Nasdaq under the symbol “KTRA”.

We are the parent company of Del Mar (BC), a British Columbia, Canada corporation, and Adgero. We are also the parent company to Callco and Exchangeco which are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the Reverse Acquisition.

References to “we”, “us”, and “our”, refer to Kintara and our wholly-owned subsidiaries, Del Mar (BC), Adgero, Callco and Exchangeco.

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

Recent Highlights

•

On October 21, 2020, we announced we had entered into a definitive agreement with the Global Coalition for Adaptive Research (“GCAR”) to include VAL-083 in GCAR’s Glioblastoma Adaptive Global Innovative Learning Environment (“GBM AGILE”) Study, an adaptive clinical study platform for patients with GBM. We plan to utilize the GBM AGILE study to serve as the basis for VAL-083’s new drug application submission and registration.

•

On August 21, 2020, we announced we had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. As a result of our shares having had a closing bid price at, or above, $1.00 per share for a minimum of ten (10) consecutive business days, our stock had regained compliance with the minimum bid price requirement and the matter is now closed.

•

On August 19, 2020, we completed our merger with Adgero and through three closings of a private placement, the first of which also closed on August 19, 2020, we raised aggregate gross proceeds of approximately $25 million, or net proceeds of approximately $21.6 million.

Private Placement of Series C Preferred Stock

In conjunction with the closing of the Merger, and through a series of three private placement closings, we issued a total of 25,028 shares of Series C Convertible Preferred Stock (the “Series C Stock”) at a purchase price of $1,000 per share for total aggregate gross proceeds of approximately $25 million, or net proceeds of approximately $21.6 million.  Each closing of the private placement was priced at-the-market under the rules of the Nasdaq Stock Market.

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

In connection with the private placement, we entered into a Placement Agency Agreement (the “Placement Agency Agreement”), with Aegis Capital Corp., which acted as our exclusive placement agent (the “Placement Agent”) for the private placement. Pursuant to the terms of the Placement Agency Agreement, in connection with the three closings of the private placement, we paid the Placement Agent an aggregate cash fee of $2,502,800, a non-accountable expense allowance of approximately $650,840 and issued to the Placement Agent, or its designees, warrants to purchase 2,504 shares of Series C Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $1,000 per share, provide for a cashless exercise feature and are exercisable for a period of four years from the date of the initial closing of the private placement. The Series C Stock issuable upon exercise of the Placement Agent Warrants will be convertible into shares of common stock and will be entitled to the same dividend rights as the outstanding Series C Stock. In addition, and as compensation for advisory services rendered in connection with the Merger, we issued 571,951 shares of common stock to the Placement Agent.

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

We are currently conducting two open-label, biomarker driven Phase 2 studies in MGMT-unmethylated GBM. MGMT is a DNA-repair enzyme that is associated with resistance to temozolomide (“TMZ”), the current standard-of-care chemotherapy used in the treatment of GBM. Greater than 60% of GBM patients have MGMT-unmethylated tumors and exhibit a high expression of MGMT, which is correlated with TMZ treatment failure and poor patient outcomes as indicated in the NCCN guidelines for GBM treatment published in September 2017. Our research to-date demonstrates that VAL-083’s anti-tumor activity is independent of MGMT expression. In our current Phase 2 studies we are using MGMT as a biomarker to identify patients for treatment with VAL-083 in three distinct GBM patient populations:

•	MGMT-unmethylated GBM, currently comprising two ongoing, separate Phase 2 clinical studies for:
▪	GBM patients in two study arms at MD Anderson Cancer Center:
•	as adjuvant therapy immediately following concomitant TMZ treatment with chemoradiation; and
•	in Avastin®-naïve recurrent GBM patients;
▪	Newly diagnosed GBM patients at Sun Yat-sen University Cancer Center (“SYSUCC”).

On June 4, 2020, we accepted an invitation from the Global Coalition for Adaptive Research (“GCAR”) to include VAL-083 in GCAR’s Glioblastoma Adaptive Global Innovative Learning Environment (“GBM AGILE”) Study, an adaptive clinical study platform for patients with GBM. On October 21, 2020, we announced we had entered into a definitive agreement with GCAR. We plan to utilize the GBM AGILE Study to serve as the basis for VAL-083’s new drug application submission and registration.

GBM AGILE is an international effort to develop potential therapies for newly-diagnosed and recurrent GBM utilizing an FDA approved master protocol with multiple drugs from multiple sponsors tested simultaneously, and over time, against a common control arm with a primary endpoint of overall survival. We intend to use results from the VAL-083 arm of the GBM AGILE study to file for FDA approval, assuming results support such a filing. GBM AGILE is a Phase II/Phase III study which employs a cost-efficient, adaptive study design with a Stage 1 learning and adapting phase and a Stage 2 expansion and confirmation phase. GBM AGILE will consist of up to a maximum 200 patients stratified by three subtypes: newly-diagnosed methylated, newly-diagnosed unmethylated, and recurrent. The effort is led by key opinion leaders in the GBM field and has the collective support of an international group of more than 130 clinicians, researchers, biostatisticians, imagers, pathologists, leaders from government and industry, and patient advocates.

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

Our lead indication for REM-001 is CMBC which is a disease that may strike individuals with advanced breast cancer and for which effective treatment options are limited. In four Phase 2 and/or Phase 3 clinical studies in CMBC patients, primarily targeting patients who had previously received chemotherapy and failed radiation therapy, REM-001 Therapy was able to reduce or eliminate a substantial number of the treated CMBC tumors. Specifically, our analysis of the data collected from these studies indicates that in approximately 80% of evaluable tumor sites treated with REM-001 Therapy, there was a complete response; meaning that follow-up clinical assessments indicated no visible evidence of the tumor remaining. We believe clinical data indicates that REM-001 Therapy holds promise as a treatment to locally eliminate, or slow the growth of, treated cutaneous cancerous tumors in this difficult-to-treat patient population.

In 2012, Adgero acquired certain assets and regulatory filings, including REM-001 Therapy developed by Miravant Medical Technologies, and its wholly-owned subsidiaries (collectively, “Miravant”), and the associated technology, clinical data and intellectual property, from a creditor of Miravant. The primary motivation behind the acquisition of the technology was to secure the rights to the REM-001 Therapy and its associated technology, proprietary processes and regulatory filings which have already undergone substantial clinical development which we believe will help expedite the process of gaining regulatory approval to market our REM-001 Therapy.

Miravant initiated commercial development of REM-001 and its associated device components in the 1990s. This led to late-stage clinical studies in CMBC and also in an aspect of “wet” age-related macular degeneration (“AMD”). Of these two indications, AMD represented a much larger market, and in 1998, for what we believe were primarily business reasons, Miravant discontinued its CMBC program and, together with, or through its corporate partners, ultimately focused its REM-001 development efforts on AMD. In 2004, Miravant submitted a new drug application (“NDA”) to the FDA for the use of REM-001 to treat an aspect of AMD. The FDA reviewed this submission and granted Miravant an approvable letter for REM-001 in the treatment of AMD, with final approval contingent on, among other things, the successful completion of a Phase 3 study. Miravant ceased operations in 2006 prior to completing this study.

While Miravant did not pursue the CMBC indication through to approval, it did compile substantial clinical data in the four Miravant CMBC Studies. The first two of these studies were Phase 2/3 studies that treated 68 CMBC patients who, for the most part, previously failed radiation therapy, and were then treated with REM-001 Therapy. Miravant compiled both safety and efficacy data for these two studies. At the time Miravant discontinued its CMBC program, REM-001 Therapy was also being tested in two additional Phase 2 or 3 clinical studies that treated a total of 81 CMBC patients. Our review of internal Miravant records indicates that data was collected in all four studies generally in accordance with Good Clinical Practice and the data was analyzed for safety, and reports were filed with the FDA. Our review also indicates that Miravant never conducted an efficacy analysis of the 81 patients in the last two studies which were not yet complete when Miravant discontinued its CMBC program.

Based on our analysis of both the 81 CMBC patients, and data collected from the initial 68 patients, we believe REM-001 Therapy provided promising safety and efficacy in CMBC patients and that, taken together, these results provide strong support for REM-001 Therapy as a potential therapy for this disease. Furthermore, we believe the approvable letter previously granted to Miravant with respect to its NDA for REM-001 in an aspect of AMD may indicate that many of the elements required for approval have already been completed for REM-001.

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

In October 2017, we held a Type B face-to-face guidance meeting with the FDA that was primarily focused on the design of a Phase 3 study in CMBC. Then, in May 2018, we held a Type B end-of-phase 2 meeting with the FDA that focused on our plans for addressing CMC and device topics related to our CMBC effort. In these interactions, the FDA provided guidance on a number of clinical parameters it would like us to measure in the planned clinical study, and on the associated CMC and device plans. Based on the FDA’s responses, we plan to conduct a Phase 3 clinical study in CMBC to test the safety and efficacy of REM-001 Therapy for marketing approval. In June 2018, we submitted to the FDA a Phase 3 protocol and statistical analysis plan incorporating feedback received from FDA at the October 2017 meeting. We have also undertaken extensive discussions with clinical research organizations to carry out this study and have received detailed proposals from five of these organizations. Since our May 2018 meeting, we have engaged a contract manufacturer who has manufactured the starting material for our API and manufactured two API lots under GMP. We are currently planning to undertake GMP manufacturing of finished drug product for use in the planned clinical study.

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

We believe REM-001 Therapy also holds promise for certain cardiovascular conditions, including de novo treatment of cardiovascular access sites in hemodialysis patients to ameliorate current high failure rates. We also hold an orphan drug designation that was initially awarded to Miravant for tin ethyl etiopurpurin for the prevention of access graft failure in hemodialysis patients. We have been working to further develop this indication, including engaging with a key opinion leader in this area and submitting an NIH grant proposal for late stage preclinical research that we believe could lead directly to an IND and clinical study.  On July 17, 2020 we received notification that that grant had been awarded.

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

Clinical Results in CMBC

While we have not conducted any clinical studies, we have undertaken an analysis of the Phase 1 and four Phase 2 and/or Phase 3 CMBC clinical studies done previously with REM-001 Therapy by Miravant (the “Miravant CMBC Studies”) and have concluded that, in these studies, REM-001 Therapy provided higher tumor response rates than are generally seen with alternative CMBC treatments but this program was discontinued in 1998. Our review of Miravant’s records further indicates that, following this decision, Miravant continued to monitor patients in the CMBC studies and collected data as required by protocol, but they conducted no further treatment of CMBC patients with REM-001 Therapy. We believe that Miravant primarily chose to discontinue this program in order to focus its REM-001 development efforts on an aspect of “wet” AMD.

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

The table below summarizes the Miravant CMBC Studies. Studies CA008, CA009 and CA019 required that the patients enrolled had received prior radiation therapy. Study CA013 did not have this specific inclusion requirement but our review of the data indicates that at least 50 of the 56 patients in CA013 had received prior radiation therapy. A second difference across the studies is that studies CA008, CA009 and CA019 had a 24-week follow-up period while study CA013 had a 52-week follow-up period. Also, in studies CA008 and CA009 two tumor lesions on each patient were randomly selected as controls and did not receive light activation. CA013 was conducted in Europe by a corporate partner of Miravant. Beyond these differences and those device differences noted above, we believe there were no other substantive differences between the studies and that all studies enrolled similar patients.

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

The most common adverse events seen in these four studies (CA008, CA009, CA013, CA019) were pain and photosensitivity, both of which are expected with this therapy. In the four studies there were a total of 17 serious adverse events (SAE’s) that were judged by investigators to be possibly, probably or definitely related to treatment. None of these were classified by the investigator as life threatening and none resulted in death. Of the 17 SAE’s, eight were related to necrosis of the treated lesions, three were related to treatment field infection, 4 were treatment related pain, one was a photosensitivity skin reaction and one was an allergic reaction.

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

The figure below shows the results of our initial preliminary analysis of Miravant clinical data and depicts the percentage of evaluable lesions in each Miravant CMBC Study for which there was a complete response; i.e. where all visible clinical evidence of the tumor is gone after treatment with REM-001 Therapy.

Clinical Development Plans

CMBC

Based on the FDA’s guidance, our plan is to conduct a Phase 3 clinical study in CMBC.  Our plan is to include a first confirmatory element to test the safety and efficacy of REM-001 Therapy for marketing approval. In June 2018, we submitted to FDA a Phase 3 protocol and statistical analysis plan incorporating feedback received from the FDA at our October 2017 meeting.

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

If approved, the FDA grants five years of data exclusivity for a new chemical entity (“NCE”). A drug is an NCE if the FDA has not previously approved any other new drug containing the same active ingredient. We believe that REM-001 would qualify for this form of exclusivity.

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

Outstanding Securities

As of November 9, 2020, we had 24,662,299 shares of common stock issued and outstanding, outstanding warrants to purchase 11,697,068 shares of common stock, warrants to purchase 2,504 Series C Preferred Stock that upon exercise are convertible into 2,152,701 shares of common stock, outstanding stock options to purchase 6,508,569 shares of common stock, 648,613 outstanding shares of Series B Preferred Stock that are convertible into 162,177 shares of common stock, 25,028 outstanding shares of Series C Preferred Stock that are convertible into 21,516,484 shares of common stock.  All common stock warrants and stock options are convertible, or exercisable into, one share of common stock. Each Series B convertible preferred share is convertible into 0.25 shares of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $1.16 per share (Series C-1), $1.214 per share (Series C-2) or $1.15 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at September 30, 2020 and June 30, 2020 is the US$. The following tables represent selected financial information for us for the periods presented.

Selected Balance Sheet Data

	September 30, 2020 $	June 30, 2020 $
	(in thousands)
Cash and cash equivalents	22,602	2,392
Working capital	20,566	176
Total assets	23,131	2,938
Total stockholders’ equity	20,554	263

Selected Statement of Operations Data

For the three months ended:

	September 30, 2020	September 30, 2019
	$	$
	(in thousands, except per share data)
Expenses
Research and development	1,357	721
General and administrative	1,534	914
Merger costs	500	—
In-process research and development	16,094	—
	19,485	1,635
Other (income) loss
Foreign exchange loss	(1)	—
Amortization of deferred loan costs	27	—
Interest expense	8	—
Interest income	(1)	(29)
	33	(29)
Net loss for the period	19,518	1,606
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	3,181	—
Series A Preferred cash dividend	2	2
Series B Preferred stock dividend	5	2
Net loss for the period attributable to common stockholders	22,706	1,610
Basic and fully diluted weighted average number of shares	17,106	7,539
Basic and fully diluted loss per share	1.33	0.21

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

For the three months ended:

	September 30, 2020 $	September 30, 2019 $
	(in thousands)
Research and development - GAAP	1,357	721
Less: non-cash, share-based compensation expense	(91)	(13)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	1,266	708
General and administrative - GAAP	1,534	914
Less: non-cash, share-based compensation expense	(359)	(43)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	1,175	871

Results of Operations

Comparison of the three months ended September 30, 2020 and September 30, 2019

	Three months ended
	September 30, 2020 $	September 30, 2019 $	Change $	Change %
	(in thousands)
Expenses
Research and development	1,357	721	636	88
General and administrative	1,534	914	620	68
Merger costs	500	—	500	—
In-process research and development	16,094	—	16,094	—
	19,485	1,635	17,850
Other (income) loss
Foreign exchange loss	(1)	—	(1)	—
Amortization of deferred loan costs	27	—	27	—
Interest expense	8	—	8	—
Interest income	(1)	(29)	28	(97)
	33	(29)	62
Net loss	19,518	1,606	17,912

Research and Development

Research and development expenses increased to $1,357 for the three months ended September 30, 2020 from $721 for the three months ended September 30, 2019. The increase was largely attributable to higher clinical development, intellectual property and non-cash, share-based compensation expenses incurred during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Clinical development costs have increased in the current period compared to the prior period largely due to the initiation costs related to GCAR.  In addition, with the acquisition of the REM-001 technology as part of the Adgero merger, costs relating to drug manufacturing activity have been incurred. We expect our research and development costs to be higher in fiscal year 2021 than fiscal year 2020 as our GCAR GBM AGILE study commences.  In addition, our planned clinical activities, including drug manufacturing, for REM-001 commenced during the quarter ended September 30, 2020.

Intellectual property costs increased in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as we have incurred more foreign office actions in the current period than the prior period.  Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs.  Non-cash, share-based compensation expense increased for the three months ended September 30, 2020, due to stock options granted in September 2020.

General and Administrative

General and administrative expenses were $1,534 for the three months ended September 30, 2020 compared to $914 for the three months ended September 30, 2019. A significant portion of the increase was due to higher professional fees, office and sundry expenses, and non-cash, share-based compensation expense incurred in the current three months compared to the prior three months.

Professional fees increased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to higher legal and accounting fees in the current period.  Office and sundry increased in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due primarily to costs of higher directors’ and officers’ liability insurance.

In relation to general and administrative expenses during the three months ended September 30, 2020, we incurred non-cash, share-based compensation expense relating to warrants issued for services and stock option expense while during the three months ended September 30, 2019, we incurred non-cash, share-based compensation expense relating to stock option expense only.  The higher stock option expense in the current period compared to the prior period was due to stock options granted in September 2020.

Merger Costs

Merger costs of $500 relate to expenditures with respect to the Adgero transaction and have been expensed.

Acquired In-Process Research and Development Expense

We acquired in-process research and development assets in connection with our merger with Adgero. As the acquired in-process research and development assets were deemed to have no current or alternative future use, an expense of $16.1 million was recognized in the condensed consolidated interim statements of operations for the three month period ended September 30, 2020.

Preferred Share Dividends

For each of the three months ended September 30, 2020 and 2019, we recorded $2 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

During the three months ended September 30, 2020, we issued 3,700 (2019 – 3,700) shares of common stock as a dividend on the Series B Preferred stock and recognized $5 (2019 - $2) as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

	September 30, 2020 $	September 30, 2019 $	Change $	Change %
	(in thousands)
Cash flows from operating activities	(4,110)	(2,266)	(1,844)	81
Cash flows from investing activities	969	—	969	—
Cash flows from financing activities	23,351	6,607	16,744	253

Operating Activities

Net cash used in operating activities increased to $4,110 for the three months ended September 30, 2020 from $2,266 for the three months ended September 30, 2019. During the three months ended September 30, 2020 and 2019, we reported net losses of $19,518 and $1,606, respectively. Partially offsetting the higher loss in the current period compared to the prior period was the recognition of $16,094 of acquired in-process research and development expense related to the Adgero merger.  Additional changes in adjustments to reconcile net loss to net cash used in operating activities for the three months ended September 30, 2020 included stock option expense of $405 being recognized during the current period compared to $51 in the prior period. The most significant changes in working capital for the three months ended September 30, 2020 were from uses of cash due to a decrease in accounts payable and accrued liabilities of $914 as well as $282 related to a decrease in related party payables. The most significant change in working capital for the three months ended September 30, 2019 was cash from a reduction in accounts payable and accrued liabilities of $617.

Investing Activities

As part of the Adgero merger that closed on August 19, 2020, we acquired $969 in cash. There were no investing activities during the three months ended September 30, 2019.

Financing Activities

During the three months ended September 30, 2020, we received $21.6 million in net proceeds from the completion of a private placement of Series C Preferred stock and $994 from exercise of stock purchase warrants.  Also, during the three months ended September 30, 2020, we received proceeds from the NBTS Loan of $500.

During the three months ended September 30, 2019, we received $6,583 in net proceeds from the completion of an underwritten public offering by us of common stock, pre-funded warrants, and common stock purchase warrants. Additionally, we received $26 pursuant to the exercise of warrants in the current period.

Liquidity Risk and Capital Expenditure Requirements

Liquidity Risk and Management Plans

(See note 1 to the condensed consolidated interim financial statements)

During the three months ended September 30, 2020, the Company reported a net loss of $19.5 million. As of September 30, 2020, the Company had $22.6 million of cash and cash equivalents and used $4.1 million of cash in its operating activities during the three months ended September 30, 2020. The Company is in the clinical stage and has not generated any revenues to-date. The Company does not have the prospect of achieving revenues until such time that its product candidates are commercialized, or partnered, which may not ever occur. In the future, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. The Company may tailor its drug development programs based on the amount of funding the Company is able to raise in the future. During the three months ended September 30, 2020, the Company completed a private placement in three closings for aggregate net proceeds of approximately $21.6 million (note 6). The Company believes that based on its current estimates, the cash and cash equivalents at September 30, 2020 of $22.6 million, as well as cash from the proceeds from stock purchase warrants exercised subsequent to September 30, 2020, will be sufficient to fund its planned operations for at least the next twelve months from the date these condensed consolidated interim financial statements are issued. However, the coronavirus (“COVID-19”) pandemic has created significant economic uncertainty and volatility in the credit and capital markets. The ultimate impact of the COVID-19 pandemic on the Company’s ability to raise additional capital in the future is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and any new information which may emerge concerning the severity of the COVID-19 pandemic.

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2020 contained in our Form 10-K. While all of the significant accounting policies are important to our consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

•	Warrants and shares issued for services
•	Stock options
•	Accruals for research and development expenses and clinical trials

Warrants and shares issued for services

We have issued equity instruments for services provided by employees and nonemployees. The equity instruments are valued at the fair value of the instrument granted.

Stock options

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award.  Prior to our adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period.  For the three-months ended September 30, 2020, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For the three-months ended September 30, 2020, we utilized the plain vanilla method to determine the expected life of stock options.  These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (as required by Rule 13a-15 under the Exchange Act) of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, due to the material weakness in internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, filed with the SEC on September 18, 2020.

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2020, we issued 3,700 shares of common stock as dividends on our outstanding shares of Series B Preferred Stock.  In addition, we issued 330,000 stock purchase warrants for services.  The warrants have an exercise price of $1.4905 per share.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 11, 2020, our Board of Directors (the “Board”) approved the terms of the First Amended Executive Employment Agreement, by and between Saiid Zarrabian and Kintara Therapeutics, Inc., including (i) that Mr. Zarrabian will be eligible to receive an annual (fiscal year) performance bonus of up to fifty percent (50%) of his base salary, subject to the achievement of performance targets or criteria established by the Board for such year in consultation with Mr. Zarrabian and (ii) that in the event of overachievement of such targets or criteria for a given fiscal year, the Board may increase the bonus for such year to up to an additional twenty-five percent (25%) of Mr. Zarrabian’s base salary.  In addition, on November 11, 2020, the Board approved the acceleration of vesting of 279,675 stock options to purchase shares of our common stock previously granted to Mr. Zarrabian on September 5, 2019, and which have an exercise price of $0.61 per share.

Item 6. Exhibits.

10.1	First Amended Executive Employment Agreement, by and between Kintara Pharmaceuticals, Inc. and Saiid Zarrabian†

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

EX-101.INS	XBRL Instance Document *

EX-101.SCH	XBRL Taxonomy Extension Schema Document *

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase *

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase *

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith
**	Furnished herewith
†	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kintara Therapeutics, Inc.

Date: November 12, 2020	By:	/s/ Saiid Zarrabian
Saiid Zarrabian
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)