Form 10-Q
period 2020-12-31
Kintara Therapeutics, Inc.
filed 2021-02-12
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Number of shares of common stock outstanding as of February 10, 2021 was 30,626,018.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the six months ended December 31, 2020

(expressed in US dollars unless otherwise noted)

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Balance Sheet

(In thousands, except par value amounts)

		December 31, 2020	June 30, 2020
	Note	$	$
		(unaudited)
Assets
Current assets
Cash and cash equivalents		17,158	2,392
Prepaid expenses and deposits		551	356
Interest, taxes and other receivables		8	9
Deferred loan costs	6	—	94
		17,717	2,851
Clinical trial deposit	4	2,600	—
Intangible assets - net		—	2
Property and equipment	3	172	—
Deferred financing costs	7	—	85
Total assets		20,489	2,938
Liabilities
Current liabilities
Accounts payable and accrued liabilities		1,965	2,011
Loan payable, net of deferred loan costs	6	473	—
Related party payables	5	289	664
		2,727	2,675
Milestone payment liability	3	177	—
Total liabilities		2,904	2,675
Stockholders’ equity
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at December 31, 2020 (June 30, 2020 – 279)	5,7	279	279
610 Series B shares at December 31, 2020 (June 30, 2020 – 649)	7	4,257	4,525
24 Series C shares at December 31, 2020 (June 30, 2020 – 0)	7	17,298	—
Common stock
Authorized
95,000 shares at December 31, 2020 and June 30, 2020, $0.001 par value
25,868 issued at December 31, 2020 (June 30, 2020 – 11,458)	7	25	11
Additional paid-in capital	7	93,551	65,148
Accumulated deficit		(97,846)	(69,721)
Accumulated other comprehensive income		21	21
Total stockholders’ equity		17,585	263
Total liabilities and stockholders’ equity		20,489	2,938
Nature of operations, corporate history, going concern and management plans (note 1)
Subsequent events (note 10)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

		Three months ended December 31,		Six months ended December 31,
	Note	2020	2019	2020	2019
		$	$	$	$
Expenses
Research and development		2,584	712	3,941	1,434
General and administrative		2,794	1,054	4,329	1,967
Merger costs	3	—	—	500	—
In-process research and development	3	—	—	16,094	—
		5,378	1,766	24,864	3,401
Other (income) loss
Foreign exchange loss		3	2	2	2
Amortization of deferred loan costs	6	25	—	51	—
Interest expense	6	8	—	16	—
Interest income		(1)	(28)	(2)	(57)
		35	(26)	67	(55)
Net loss for the period		5,413	1,740	24,931	3,346
Computation of basic loss per share
Net loss for the period		5,413	1,740	24,931	3,346
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	7	—	—	3,181	—
Series A Preferred cash dividend	7	2	2	4	4
Series B Preferred stock dividend	7	4	3	9	5
Net loss for the period attributable to common stockholders		5,419	1,745	28,125	3,355
Basic and fully diluted loss per share		0.22	0.15	1.34	0.35
Basic and fully diluted weighted average number of shares		24,845	11,408	20,976	9,473

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

For the three and six months ended December 31, 2020

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Stockholders' equity $
Balance - June 30, 2020	11,458	11	65,148	21	4,804	(69,721)	263
Adgero merger (note 3)	12,011	12	16,713	—	—	—	16,725
Issuance of Series C Preferred stock	—	—	—	—	25,028	—	25,028
Series C placement agent warrants	—	—	3,287	—	(3,287)	—	—
Series C Preferred stock share issuance costs	—	—	—	—	(3,386)	—	(3,386)
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	—	—	3,181	—	—	(3,181)	—
Exercise of warrants for cash	993	1	993	—	—	—	994
Warrants issued for services	—	—	45	—	—	—	45
Stock option expense	—	—	405	—	—	—	405
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series B Preferred stock dividend	4	—	5	—	—	(5)	—
Loss for the period	—	—	—	—	—	(19,518)	(19,518)
Balance - September 30, 2020	24,466	24	89,777	21	23,159	(92,427)	20,554

Series C Preferred stock share issuance costs	—	—	—	—	(69)	—	(69)
Conversion of Series B Preferred stock to common stock	10	—	268	—	(268)	—	—
Conversion of Series C Preferred stock to common stock	1,168	1	987	—	(988)	—	—
Exercise of warrants for cash	186	—	186	—	—	—	186
Warrants issued for services	—	—	183	—	—	—	183
Exercise of stock options for cash	35	—	21	—	—	—	21
Stock option expense	—	—	2,125	—	—	—	2,125
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series B Preferred stock dividend	3	—	4	—	—	(4)	—
Loss for the period	—	—	—	—	—	(5,413)	(5,413)
Balance - December 31, 2020	25,868	25	93,551	21	21,834	(97,846)	17,585

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

For the three and six months ended December 31, 2019

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Stockholders' equity $
Balance - June 30, 2019	3,839	4	57,543	21	4,978	(60,578)	1,968
Issuance of shares and warrants - net of issue costs	4,895	5	6,578	—	—	—	6,583
Exercise of pre-funded warrants for cash	2,655	2	24	—	—	—	26
Conversion of Series B Preferred stock to common stock	6	—	174	—	(174)	—	—
Shares issued for services	7	—	5	—	—	—	5
Stock option expense	—	—	51	—	—	—	51
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series B Preferred stock dividend	4	—	2	—	—	(2)	—
Loss for the period	—	—	—	—	—	(1,606)	(1,606)
Balance - September 30, 2019	11,406	11	64,377	21	4,804	(62,188)	7,025

Warrants issued for services	—	—	35	—	—	—	35
Shares issued for services	5	—	3	—	—	—	3
Stock option expense	—	—	160	—	—	—	160
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series B Preferred stock dividend	4	—	3	—	—	(3)	—
Loss for the period	—	—	—	—	—	(1,740)	(1,740)
Balance - December 31, 2019	11,415	11	64,578	21	4,804	(63,933)	5,481

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(In thousands)

		Six months ended December 31,
		2020	2019
	Note	$	$
Cash flows from operating activities
Loss for the period		(24,931)	(3,346)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets		2	6
In-process research and development	3	16,094	—
Change in fair value of milestone liability		(11)	—
Amortization of deferred loan costs		51	—
Interest expense	6	16	—
Shares issued for services	7	—	8
Warrants issued for services	7	228	35
Stock option expense	7	2,530	211
Changes in operating assets and liabilities
Prepaid expenses and deposits		(2,785)	156
Interest, taxes and other receivables		1	(4)
Accounts payable and accrued liabilities		(362)	(994)
Related party payables		(374)	(49)
Net cash used in operating activities		(9,541)	(3,977)
Cash flows from investing activities
Cash acquired on merger with Adgero	3	969	—
Proceeds on sale of equipment		3	—
Net cash provided by investing activities		972	—
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	7	21,638	6,583
Warrants exercised for cash	7	1,180	27
Stock options exercised for cash		21	—
Proceeds from loan	6	500	—
Series A preferred cash dividend	5	(4)	(4)
Net cash provided by financing activities		23,335	6,606
Decrease in cash and cash equivalents		14,766	2,629
Cash and cash equivalents – beginning of period		2,392	3,719
Cash and cash equivalents – end of period		17,158	6,348
Supplementary information (note 7)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2020

(expressed in US dollars unless otherwise noted)

1	Nature of operations, corporate history, and going concern and management plans

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

Going concern and management plans

   These condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the six months ended December 31, 2020, the Company reported a loss of $24.9 million, and a negative cash flow from operations of $9.5 million. The Company had an accumulated deficit of $97.8 million and had cash and cash equivalents of $17.2 million as of December 31, 2020. The Company is in the clinical stage and has not generated any revenues to-date. The Company does not have the prospect of achieving revenues until such time that its product candidates are commercialized, or partnered, which may not ever occur. In the near future, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these condensed consolidated interim financial statements.

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

Unaudited interim financial data

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements of the Company as at June 30, 2020 included in our Form 10-K. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three and six-months ended December 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2021, or for any other future annual or interim period.

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

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the three and six-month periods ended December 31, 2020 and 2019 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, and convertible preferred shares is anti-dilutive.  As of December 31, 2020, potential common shares of 11,709,568 (2019 – 9,963,596) related to outstanding common share warrants, 2,152,701 (2019 – nil) related to outstanding Series C preferred stock warrants, 6,486,709 (2019 – 778,750) related to stock options, 152,580 (2019 – 162,177) relating to outstanding Series B convertible preferred shares, and 20,348,764 (2019 – nil) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

Acquired in-process research and development expense

The Company acquired in-process research and development assets in connection with its Merger with Adgero. As the acquired in-process research and development assets were deemed to have no current or alternative future use, an expense of $16.1 million was recognized in the condensed consolidated interim statements of operations for the six-month period ended December 31, 2020.

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

ASU 2020-10  — Codification Improvements

The amendments in this update remove references to various FASB Concepts Statements, situates all disclosure guidance in the appropriate disclosure section of the Codification, and makes other improvements and technical corrections to the Codification.  The amendments in Sections B and C of this amendment are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022.  The Company has not yet evaluated the impact of adoption of this ASU on its condensed consolidated interim financial statements and related disclosures.

During the six-months ended December 31, 2020, other than ASUs 2020-06 and 2020-10, there have been no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated interim financial statements.

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

Under the terms of the Merger Agreement, upon closing of the Merger, the Company issued 11,439,013 shares of Company common stock and 2,313,904 stock purchase warrants to the security holders of Adgero (“Adgero Warrants”). The Adgero Warrants are exercisable at $3.18 per share (note 6). The Adgero Warrants were valued using a Black-Scholes valuation with a weighted-average risk-free interest rate of 0.21%, a term of one year, a volatility of 115.96%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock at the date of measurement is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the instrument at the valuation date. The expected term has been estimated using the remaining life of the warrant. Also, in conjunction with the Merger, the Company issued 571,951 shares of common stock to the placement agent as a success fee. The shares of common stock issued to the former Adgero stockholders as well as the success fee shares, have been value at $1.34 per share which was the closing price of the Company’s common stock on August 19, 2020, the date the Merger closed.

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

The fair value of the IPR&D assets has been expensed as a charge in the condensed consolidated interim statements of operations for the six months ended December 31, 2020 as there is no alternative use for these assets.  Property and equipment include office furniture that was subsequently sold and laboratory equipment that has not yet been put into use.

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

The milestone payment liability has been determined using the discounted cash flow value of the two respective milestone payments.  A discount rate of 79% has been used which accounts for the probability of success given the phase of clinical development of REM-001. The term is based on an estimate of the planned timing of completion of the respective milestones that would result in payment of the milestones. As at December 31, 2020, the Company has reviewed its estimates with respect to the planned timing of completion of the respective milestones and adjusted the liability accordingly.

$ (in thousands)
Balance – June 30, 2020	—
Addition	188
Change in fair value estimate	(11)
Balance – December 31, 2020	177

4	Clinical trial deposit

In October 2020, the Company announced that it had entered into a final agreement with a contract research organization (“CRO”) for the management of the Company’s registration study for glioblastoma multiforme. Under the agreement, the Company will supply the drug for the study and the CRO will manage all operational aspects of the study including site activation and patient enrollment. The Company is required to make certain payments under the agreement related to patient enrollment milestones. For the three and six months ended December 31, 2020, the Company has recognized $750,000 and $1.25 million, respectively, of expenses for this study in relation to study startup and preparation for patient enrollment.

In relation to this study, the Company has made a deposit payment of $2.6 million to the CRO in relation to the commencement of recruitment of patients.  It is anticipated that the deposit will be applied to future invoices, or refunded to the Company, beyond twelve months from December 31, 2020.  The Company can terminate the study at any time.  Upon termination, the Company will be liable for any payments due to the effective date of the termination as well as any non-refundable costs incurred by the CRO prior to the date of termination.

5	Related party transactions

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

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $278,530 (including aggregate accrued interest to September 30, 2014 of $28,530), issued to Valent by Del Mar (BC), for 278,530 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For the three-months ended December 31, 2020 and 2019 respectively, the Company recorded $2,089 related to the dividend paid to Valent while for the six-months ended December 31, 2020 and 2019 respectively, the Company recorded $4,178 related to the dividend. The dividends have been recorded as a direct increase in accumulated deficit.

Related party payables

At December 31, 2020 there is an aggregate amount of $289,397 (June 30, 2020 - $663,865) payable to the Company’s officers and directors for fees, expenses, and accrued liabilities.

6	Loan from National Brain Tumor Society and National Foundation for Cancer Research

$ (in thousands)
Balance – June 30, 2020	—
Funding	500
Financing costs	(94)
Interest expense	16
Amortization of deferred financing costs	51
Balance – December 31, 2020	473

During the six-months ended December 31, 2020, the Company received a loan of $500,000 from National Brain Tumor Society (“NBTS”) and the National Foundation for Cancer Research to support VAL-083's preparation for participation in the Global Coalition for Adaptive Research's (“GCAR”) sponsored trial, Glioblastoma (“GBM”) Adaptive Global Innovative Learning Environment (“GBM AGILE”) study (the “NBTS Loan”). In relation to the NBTS Loan, the Company issued 125,000 share purchase warrants which are exercisable at a price of $1.09 per common share until June 19, 2025 and had been included in deferred financing costs as at June 30, 2020 (“NBTS Warrants”). The NBTS Loan is secured by a promissory note, accrues interest at a rate of 6% per annum and matures on June 19, 2021.

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

7	Stockholders’ equity

Preferred stock

Series C Preferred stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2020	—	—
Issuance	25,028	18,286
Conversion of Series C Preferred stock to common stock	(1,358)	(988)
Balance – December 31, 2020	23,670	17,298

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

The conversion prices for the Series C-1 Preferred Stock, Series C-2 Preferred Stock and Series C-3 Preferred Stock are $1.16, $1.214 and $1.15, respectively. Based on the conversion prices of the three respective classes of the Series C Preferred Stock, the originally issued 25,028 shares of Series C Preferred Stock were convertible into an aggregate of 21,516,484 shares of common stock. The cumulative dividends to be issued on the 12th, 24th, 36th and 48th month anniversary of the initial closing of the private placement for the initially issued 25,028 shares of Series C Preferred Stock were 15,061,952 shares of common stock.

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

The Series C Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock shall be pari passu in liquidation to the Company’s Series A and Series B Preferred Stock. The liquidation value of the Series C Preferred Stock at December 31, 2020 is the stated value of $23,670,000.

Total gross proceeds from the private placement were $25 million, or approximately $21.6 million in net proceeds after deducting financing costs of $3.4 million with respect to agent commissions and expenses, as well as legal and accounting fees.  Of the total financing costs, $84,944 was deferred as of June 30, 2020. In addition, the Company issued warrants to purchase 2,504 shares of Series C Stock to the placement agent (“Series C Agent Warrants”) that are convertible into an aggregate 2,152,701 shares of common stock.

A total of 23,670 (June 30, 2020 – Nil) shares of Series C Preferred Stock are outstanding as of December 31, 2020, such that a total of 20,348,764 (June 30, 2020 – Nil) shares of common stock are issuable upon conversion of the Series C Preferred Stock as at December 31, 2020. Converted shares are rounded up to the nearest whole share.

Series B Preferred Stock

	Series B Preferred Stock (in thousands)
	Number of shares	$
Balance – June 30, 2020	649	4,525
Conversion of Series B Preferred stock to common stock	(39)	(268)
Balance – December 31, 2020	610	4,257

During the year ended June 30, 2016, the Company issued an aggregate of 902,238 shares of Series B Preferred Stock at a purchase price of $8.00 per share. Each share of Series B Preferred Stock is convertible into 0.25 shares of common stock equating to a conversion price of $32.00 (the “Conversion Price”) and will automatically convert to common stock at the earlier of 24 hours following regulatory approval of VAL-083 with a minimum closing bid price of $80.00, or five years from the date of the filing of the Certificate of Designation which was April 29, 2016. Therefore, all of the Series B Preferred stock will convert to common stock on April 29, 2021.  The holders of the Series B Preferred Stock are entitled to an annual cumulative, in arrears, dividend at the rate of 9% payable quarterly. The 9% dividend accrues quarterly commencing on the date of issue and is payable quarterly on September 30, December 31, March 31, and June 30 of each year commencing on June 30, 2016. Dividends are payable solely by delivery of shares of common stock, in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the Conversion Price. The Series B Preferred Stock does not contain any repricing features. Each share of Series B Preferred Stock entitles its holder to vote with the common stock on an as-converted basis.

The Series B Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series B Preferred Stock. The Series B Preferred Stock shall be pari passu in liquidation to the Company’s Series A and Series C Preferred Stock. The liquidation value of the Series B Preferred Stock at December 31, 2020 is the stated value of $4.9 million (June 30, 2020 - $5.2 million).

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

Pursuant to the Series B Preferred Stock dividend, during the three-months ended December 31, 2020, the Company issued 3,479 (2019 – 3,700) shares of common stock and recognized $4,453 (2019 – $2,552) and during the six-months ended December 31,

2020, the Company issued 7,179 (2019 – 7,400) shares of common stock and recognized $9,633 (2019 – $4,598).  These dividends have been recognized as a direct increase in accumulated deficit.

A total of 610,238 (June 30, 2020 – 648,613) shares of Series B Preferred Stock are outstanding as of December 31, 2020, such that a total of 152,580 (June 30, 2020 – 162,177) shares of common stock are issuable upon conversion of the Series B Preferred Stock as at December 31, 2020. Converted shares are rounded up to the nearest whole share.

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

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock shall be pari passu in liquidation to the Company’s Series B and Series C Preferred Stock. The liquidation value of the Series A Preferred stock at December 31, 2020 and June 30, 2020 was $278,530.

There was no change to the Series A Preferred stock for the three or six-months ended December 31, 2020 or 2019.

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

Shares issued for services

During the six months ended December 31, 2020, the Company issued $nil (2019 – 11,672) shares of common stock for services resulting in the recognition of $nil (2019 – $8,187) in expense. All of the shares issued for services for the three and six-months ended December 31, 2019 have been recognized as research and development expense.

2017 Omnibus Incentive Plan

The Company’s Board of Directors has approved adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”) that has also been approved by the Company’s stockholders. In addition, the Board of Directors approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, 6,700,000 shares of Company common stock are currently reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”) or that are subject to grants of stock options made, or that may be made, under the Legacy Plan. As of December 31, 2020, a total of 142,375 shares of common stock are outstanding under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 6,344,334 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving 178,291 (after deducting accumulated stock option exercises of 35,000) shares of common stock available at December 31, 2020 for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised.

The maximum number of shares of Company common stock with respect to which any one participant may be granted awards during any calendar year is 8% of the Company’s fully diluted shares of common stock on the date of grant (excluding the number of shares of common stock issued under the 2017 Plan and/or the Legacy Plan or subject to outstanding awards granted under the 2017 Plan and/or the Legacy Plan).  No award will be granted under the 2017 Plan on, or after, July 7, 2027.

During the six-months ended December 31, 2020, a total of 222,584 stock options issued to directors of the Company were amended such that the period to exercise vested stock options from the date of termination of continuous service with the Company was extended from 90 days to one year.  Of the total of 222,584, 66,850 had their expiry increased from September 26, 2020 to June 26, 2021 and 155,734 had their expiry increased from November 19, 2020 to August 19, 2021. As a result of the amendments, a total of $8,569 stock-based compensation expense has been recognized.  In addition, 250,000 stock options previously granted to an officer of the Company were amended such that the vesting of the stock options was changed from a completely contingent vesting to a time-based vesting such that 1/6th of the stock options vest on the six-month anniversary of the amendment date with the remaining portion vesting in equal monthly installments over a period of 30 months commencing on the seven-month anniversary of the amendment date.  A total compensation expense of $319,376 will be recognized over the amended vesting period for the 250,000 stock options. Also, during the six months ended December 31, 2020, the Board of Directors approved the acceleration of vesting of 279,675 stock options to purchase shares of the Company’s common stock previously granted on September 5, 2019 to an executive officer of the Company resulting in accelerated expense of $53,455. The exercise price of the stock options is $0.61 per share.

During the six-months ended December 31, 2020, a total of 4,758,687 stock options were granted to executive officers and directors of the Company. Of these, 4,698,687 have an exercise price of $1.70 per share and 60,000 have an exercise price of $1.355 per share. Of the total granted, 4,278,687 stock options vest as to 1/6 on the six-month anniversary of the grant date with the remaining portion vesting in equal monthly installments over a period of 30 months commencing on the seven-month anniversary of the grant date. Of the total stock options granted to executive officers and directors, 480,000 vest in 12 equal monthly installments beginning on October 15, 2020.  All of the stock options granted have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

Stock Options

The following table sets forth changes in stock options outstanding under all plans:

	Number of stock options outstanding (in thousands)	Weighted average exercise price
Balance – June 30, 2020	1,559	4.61
Granted	4,999	1.68
Exercised	(35)	0.61
Expired	(22)	41.44
Forfeited	(14)	1.42
Balance – December 31, 2020	6,487	2.26

The following table summarizes stock options outstanding and exercisable under all plans at December 31, 2020:

Exercise price $	Number Outstanding at December 31, 2020 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at December 31, 2020 (in thousands)
0.61	975	8.68	853
0.74	250	8.86	—
1.36	300	9.73	—
1.70	4,699	9.71	120
6.10	30	7.85	27
7.00	3	7.48	3
8.70	12	6.84	12
9.83	83	7.39	72
10.60	4	7.28	3
11.70	30	2.16	30
15.70	3	1.42	3
20.00	9	1.08	9
21.10	14	6.52	14
29.60	5	4.09	5
37.60	5	5.11	5
41.00	4	5.86	4
42.00	33	2.62	33
44.80	3	5.11	3
49.50	13	6.13	13
53.20	8	5.35	8
61.60	1	2.25	1
92.00	3	2.42	3
	6,487		1,221

Included in the number of stock options outstanding are 2,500 stock options granted at an exercise price of CA$20.00. The exercise price of these options shown in the above table have been converted to US$15.70 using the period ending closing exchange rate. Stock options granted during the six months ended December 31, 2020 have been valued using a Black-Scholes pricing model with the following assumptions:

December 31, 2020
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

The Company has recognized the following amounts as stock option expense for the periods noted (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2020 $	2019 $	2020 $	2019 $
Research and development	572	24	663	32
General and administrative	1,553	136	1,867	179
	2,125	160	2,530	211

All of the stock option expense for the periods ended December 31, 2020 and 2019 has been recognized as additional paid in capital.  The aggregate intrinsic value of stock options outstanding at December 31, 2020 was $789,343 (2019 - $39,198) and the aggregate intrinsic value of stock options exercisable at December 31, 2020 was $571,657 (2019 - $7,472). As of December 31, 2020, there was $5.7 million in unrecognized compensation expense that will be recognized over the next 2.75 years.

The following table sets forth changes in unvested stock options under all plans:

	Number of Options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2020	858	0.98
Granted	4,999	1.68
Vested	(577)	1.09
Forfeited	(14)	1.42
Unvested at December 31, 2020	5,266	1.63

The aggregate intrinsic value of unvested stock options at December 31, 2020 was $217,686 (2019 - $31,726). The unvested stock options have a remaining weighted average contractual term of 9.64 (2019 – 9.52) years.

Common Stock Warrants

The following table sets forth changes in outstanding common stock warrants:

	Number of Warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2020	10,309	2.71
Issuance of Adgero Warrants	2,314	3.18
Exercise of warrants (i)	(1,180)	1.00
Warrants issued for services (ii)	380	1.53
Expiry of warrants (iii)	(113)	30.00
Balance – December 31, 2020	11,710	2.67

i)	A total of 1,179,707 2020 Investor Warrants were exercised at $1.00 per share.
ii)	Warrants issued for services are exercisable at various prices and expire at the various dates noted in the table below.
iii)	The warrant expiries include the 2015 Investor Warrants, the 2015 Agent Warrants, and certain warrants issued for services. All of the expired warrants were exercisable at $30 per share.

The following table summarizes the Company’s outstanding common stock warrants as of December 31, 2020:

Description of warrants	Number (in thousands)	Exercise price $	Expiry date
2020 Investor warrants	6,558	1.00	August 16, 2024
2019 Investor warrants	760	3.10	June 5, 2024
2019 Investor warrants	280	12.50	September 22, 2022
2017 Investor warrants	208	35.00	April 19, 2022
NBTS Warrants	125	1.09	June 19, 2025 (i)
Warrants issued for services	13	30.00	February 1, 2021
Warrants issued for services	6	17.80	January 25, 2023
Warrants issued for services	34	11.70	February 27, 2023
Warrants issued for services	14	9.00	September 15, 2023 and October 11, 2023
Warrants issued for services	280	0.75	November 18, 2023
Warrants issued for services	250	0.64	January 20, 2024
Warrants issued for services	330	1.49	September 22, 2023
Warrants issued for services	50	1.82	November 13, 2023
2020 Underwriter Warrants	377	1.15	August 14, 2022
2019 Agent warrants	47	3.88	June 3, 2024
2018 Agent warrants	40	12.50	September 20, 2022
2017 Agent warrants	14	40.60	April 12, 2022
2016 Agent warrants	10	40.00	May 12, 2021
Adgero Warrants	1,206	3.18	April 8, 2021
Adgero Warrants	353	3.18	August 31, 2021
Adgero Warrants	755	3.18	January 17, 2022
	11,710

(i)	NBTS Warrants were issued in connection with respect to the NBTS Loan (note 5).

Series C Preferred Stock Warrants

In connection with the Series C Preferred Stock private placement, the Company issued 2,504 Series C Agent Warrants.  The Series C Agent Warrants have an exercise price of $1,000 per share, provide for a cashless exercise feature, and are exercisable for a period of four years from August 19, 2020. The Series C Preferred Stock issuable upon exercise of the Series C Agent Warrants is convertible into shares of common stock in the same manner as each respective underlying series of outstanding Series C Preferred Stock, and will be entitled to the same dividend rights as each respective series.

The Series C Agent Warrants were valued at a total of approximately $3.3 million using a binomial pricing model with a risk-free interest rate of 0.27%, a term of 4.0 years, and a volatility of 95.2% to 95.8%.  The estimated volatility of the Company’s common stock at the date of measurement is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the instrument at the valuation date. The expected term has been estimated using the contractual term of the warrant.

The following table sets forth changes in outstanding Series C Agent Warrants:

	Number of Warrants	Conversion price $
Balance – June 30, 2020	—
Issuance of Preferred Series C-1 Agent Warrants	1,959	1.16
Issuance of Preferred Series C-2 Agent Warrants	219	1.21
Issuance of Preferred Series C-3 Agent Warrants	326	1.15
Balance – December 31, 2020	2,504

The following table summarizes the Company’s outstanding Series C Agent Warrants as of December 31, 2020:

Series C Agent Warrants	Number	Conversion price $	Number of conversion shares (in thousands)	Cumulative common stock dividends (in thousands)
Series 1	1,959	1.16	1,689	1,182
Series 2	219	1.21	180	126
Series 3	326	1.15	283	198
	2,504		2,152	1,506

8	Supplementary statement of cash flows information

The Company incurred the following non-cash investing and financing transactions (in thousands):

	Six months ended December 31, 2020	Six months ended December 31, 2019
Series B Preferred Stock common stock dividend (note 7)	9	5
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance (note 7)	3,181	—
Non-cash issue costs (note 7)	3,287	—
Issue costs in accounts payable (note 7)	40	—
Income taxes paid	—	—
Interest paid	—	—

9	Financial instruments

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. As at December 31, 2020, the Company’s milestone payment liability was measured using level 3 inputs (note 3).

	December 31, 2020
Liability	Level 1	Level 2	Level 3
Milestone payment liability	—	—	177

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, related party payables and loan payable. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments. The fair value of the loan payable is equal to its principal and accrued interest of $516,027 as at December 31, 2020.

10	Subsequent events

Warrants

Subsequent to December 31, 2020, 2,276,814 stock purchase warrants were exercised at $1.00 per share for gross cash proceeds of $2,276,814.  In addition, 471,283 warrants were exercised on a cashless basis for 257,979 shares of common stock. The Company also issued 100,000 stock purchase warrants for services at an exercise price of $1.47 per share and 12,500 warrants issued for services at an exercise price of $30.00 per share expired.

Series C Preferred Stock

Subsequent to December 31, 2020, 1,515 shares of Series C-1 Preferred Stock were converted into 1,306,041 shares of common stock, 912 shares of Series C-2 Preferred Stock were converted into 751,239 shares of common stock, and 150 shares of Series C-3 Preferred Stock were converted into 130,436 shares of common stock.

Series B Preferred Stock

Subsequent to December 31, 2020, 6,250 shares of Series B Preferred Stock were converted into 1,563 shares of common stock.

Stock options

Subsequent to December 31, 2020, 33,750 stock options were exercised at $0.61 per share for gross proceeds of $20,588.

The Company has evaluated its subsequent events from December 31, 2020 through the date these condensed consolidated interim financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated interim financial statements other than the items noted below.

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

Recent Highlights

•

On January 13, 2021, we announced the initiation of patient recruitment for the VAL-083 study arm of the Global Coalition for Adaptive Research (“GCAR”) registrational Phase 2/3 clinical trial for GBM. The trial, titled GBM AGILE (Glioblastoma Adaptive Global Innovative Learning Environment) Study, is a revolutionary, patient-centered, adaptive platform trial for registration evaluating multiple therapies for patients with newly-diagnosed and recurrent GBM. We also announced that VAL-083 is the only therapeutic agent currently being evaluated in all three GBM patient subtypes: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent.

•

On November 19, 2020 at the Society of Neuro-Oncology (“SNO”) Annual Meeting we announced positive data updates from our ongoing Phase 2 clinical studies in newly-diagnosed first-line, newly-diagnosed adjuvant, and recurrent GBM.

•

On October 21, 2020, we announced we had entered into a definitive agreement with GCAR to include VAL-083 in GCAR’s GBM AGILE Study. We plan to utilize the GBM AGILE Study to serve as the basis for VAL-083’s new drug application (“NDA”) submission and registration.

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

Targeted Clinical Milestones

(calendar quarters)

Below are our planned, or expected, milestones for the respective time periods noted:

Q1 2021

•	Commence Enrollment – GCAR GBM AGILE Registration Study

Q2 2021

•	American Association for Cancer Research Posters – Data Updates for Phase 2 GBM Studies
•	VAL-083: Top Line Results – Phase 2 Recurrent/Adjuvant GBM Study
•	REM-001: First patient enrolled – CMBC lead-in study

Q4 2021

•	REM-001: Top Line Results – CMBC lead-in study

Q1 2022

•	VAL-083: Graduation from Stage 1 to Stage 2 in the GCAR GBM AGILE Registration Study

Product Pipeline

PRECLINICAL
IND
PHASE 1
PHASE 2
PHASE 3
LEAD INDICATIONS
VAL-083: Glioblastoma multiforme
ODD
FTD
Registrational Study (GCAR/AGILE) in newly-diagnosed and recurrent patients
REM-001: Cutaneous Metastatic Breast Cancer
Fifteen patient confirmatory study leading into Pivotal Study
FOLLOW-ON INDICATIONS
REM-001: Recurrent Basal Cell Carcinoma Nevus Syndrome
ODD
VAL-083: Ovarian Cancer
ODD
ODD = Orphan Drug Designation
FTD = Fast Track Designation

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

We are currently conducting two open-label, biomarker-driven, Phase 2 studies in MGMT-unmethylated GBM. MGMT is a DNA-repair enzyme that is associated with resistance to temozolomide (“TMZ”), the current standard-of-care chemotherapy used in the treatment of GBM. Greater than 60% of GBM patients have MGMT-unmethylated tumors and exhibit a high expression of MGMT, which is correlated with TMZ treatment failure and poor patient outcomes as indicated in the NCCN guidelines for GBM treatment published in September 2017. Our research to-date demonstrates that VAL-083’s anti-tumor activity is independent of MGMT expression. In our current Phase 2 studies we are using MGMT as a biomarker to identify patients for treatment with VAL-083 in three distinct GBM patient populations:

•	MGMT-unmethylated GBM, currently comprising two ongoing, separate Phase 2 clinical studies for:
▪	GBM patients in two study arms at MD Anderson Cancer Center (“MDACC”):
•	as adjuvant therapy immediately following concomitant TMZ treatment with chemoradiation; and
•	in Avastin®-naïve recurrent GBM patients;
▪	Newly-diagnosed GBM patients at Sun Yat-sen University Cancer Center (“SYSUCC”).

On June 4, 2020, we accepted an invitation from GCAR to include VAL-083 in GCAR’s GBM AGILE Study, an adaptive clinical study platform for patients with GBM. On October 21, 2020, we announced we had entered into a definitive agreement with GCAR and on January 13, 2021, we announced the initiation of patient recruitment for the VAL-083 study arm of the GBM AGILE Study.  We also announced that VAL-083 is the only therapeutic agent currently being evaluated in all three GBM patient subtypes in the GBM AGILE Study: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent. We plan to utilize the GBM AGILE Study to serve as the basis for VAL-083’s NDA submission and registration.

GBM AGILE is an international, innovative platform trial designed to more rapidly identify and confirm effective therapies for patients with glioblastoma through response adaptive randomization and a seamless phase 2/3 design.  The trial, conceived by over 130 key opinion leaders, is conducted under a master protocol, allowing multiple therapies or combinations of therapies from different pharmaceutical partners to be evaluated simultaneously.  With its innovative design and efficient operational infrastructure, we believe data from the GBM AGILE Study can be used as the foundation for an NDA and biologics license application submissions and registrations to the U.S. Food and Drug Administration (“FDA”) and other health authorities.

GCAR is a 501(c)(3) nonprofit organization uniting physicians, clinical researchers, advocacy and philanthropic organizations, biopharma, health authorities, and other key stakeholders in healthcare to expedite the discovery and development of treatments for patients with rare and deadly diseases by serving as sponsor of innovative and complex trials including master protocols and platform trials. GCAR is the sponsor of GBM AGILE. Key strategic partners for the GBM AGILE trial effort include the National Brain Tumor Society, National Foundation for Cancer Research, and Asian Fund for Cancer Research.

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

On November 19, 2020 at the virtual SNO Annual Meeting, we provided an update on patient data as follows:

•

For the 29 patients who had completed at least their first efficacy assessment as of the October 21, 2020 cut-off date, median PFS with VAL-083 is currently 9.3 months (95% confidence interval (“CI”) 6.4-12.0 months).  Additionally, for the 25 patients initially receiving the treatment dose that will be carried forward into the GBM AGILE pivotal Phase 3 study of 30 mg/m2/day on days 1, 2 and 3 of a 21-day cycle, median PFS was reported to be 8.7 months (CI 6.4-12.5 months).

While this is not a head-to-head study, this PFS data compares favorably to historical TMZ control data.  Published data from Hegi et al. (2005 - New England Journal of Medicine) and Tanguturi et al. (2017 - NeuroOncology) indicates that MGMT-unmethylated patients receiving the current standard of care have a median PFS of 5.3 months and 6.9 months, respectively.  Multiple treatment cycles of VAL-083 at the 30 mg/m2/day dose in combination with standard radiation treatment (2 Gy/day, 5 days/week) was shown to be generally safe and well-tolerated.

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

Recurrent Study Arm

On November 19, 2020 at the virtual SNO Annual Meeting, we provided an update on patient data as follows:

•

For patients in the recurrent group receiving second-line therapy with VAL-083 following first-line TMZ failure, 84 patients have been enrolled as of the data cut-off of October 23, 2020 with 35 patients (34 efficacy evaluable) having received an initial dose of 40 mg/m2/day and 49 (43 efficacy evaluable) having received the planned Phase 3 initial dose of 30 mg/m2/day (on days 1, 2 and 3 of a 21-day cycle).

•

For the 43 patients initially receiving the intended treatment dose that will be carried forward in the GBM AGILE pivotal study (30 mg/m2/day on days 1, 2 and 3 of a 21-day cycle), median overall survival (mOS) is currently 8.5 months (CI 6.8-13.7 months) as of the October 23, 2020 cut-off date.

•	mOS for the 77 patients who have completed at least one cycle of treatment was 7.6 months (CI 6.4-10.6 months).

While this is not a head-to-head study, historically, lomustine, which is the most commonly used chemotherapy for these patients, has demonstrated mOS of 7.2 months as indicated by published data from Wick et al. (2017 – New England Journal of Medicine).

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

Newly-Diagnosed Adjuvant Study Arm

On July 24, 2019, we announced the enrollment of the first patient in the newly-diagnosed adjuvant arm of the Phase 2 study being conducted at MDACC. The newly-diagnosed adjuvant arm was originally planned for 24 patients, but based on encouraging outcomes, we plan to increase the newly-diagnosed adjuvant arm enrollment from the originally planned 24 patients to include up to 12 additional patients. These patients will have had initial cycles of temozolomide concomitant with radiation but will not have yet started subsequent cycles of TMZ (i.e., maintenance stage TMZ patients).

On November 19, 2020 at the virtual SNO Annual Meeting, we provided an update on patient data as follows:

•	As of the data cut-off date of October 23, 2020, for the 27 efficacy evaluable patients (of a planned up to 36 patients) median PFS is currently 10.0 months (CI 7.6-10.8).

While this is not a head-to-head study, this PFS data compares favorably to historical TMZ control data of 5.3 months and 6.9 months as indicated by published data from Hegi et al. (2005 - New England Journal of Medicine) and Tanguturi et al. (2017 – NeuroOncology), respectively.

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

Safety Across Studies

Consistent with prior studies, myelosuppression is the most common adverse event with VAL-083 in both the recurrent GBM and adjuvant treatment setting. In the 30 mg/m2/day starting dose cohort (the planned dose for the GBM AGILE Study) three subjects have experienced a serious adverse event (SAE) possibly related to VAL-083 in the recurrent group and one patient has experienced a possibly drug-related SAE in the adjuvant group as of the relevant data cut-off dates.

VAL-083 Fast Track Designation

The FDA has granted us Fast Track designation for VAL-083 in recurrent GBM.

Fast Track designation is designed to expedite the review of drugs that show promise in treating life-threatening diseases and address unmet medical needs, with the goal of getting new treatments to patients earlier. Fast Track designation provides sponsors with an opportunity for increased frequency for communication with the FDA to ensure an optimal development plan and to collect appropriate data needed to support drug approval. Additional benefits of the Fast Track designation may include an Accelerated Approval, a Priority Review, and a Rolling Review. Accelerated Approval is granted to drugs that demonstrate an effect on a surrogate, or intermediate endpoints, reasonably likely to predict clinical benefit. Priority Review shortens the FDA review process for a new drug from ten months to six months and is appropriate for drugs that demonstrate significant improvements in both safety and efficacy of an existing therapy. Rolling Review provides a drug company the opportunity to submit completed sections of its NDA for review by the FDA. Typically, NDA reviews do not commence until the drug company has submitted the entire application to the FDA. Through the Fast Track designation, the FDA attempts to ensure that questions raised during the drug development process are resolved quickly, often leading to earlier approval and increased access for patients.

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

Probability of GBM Patient Survival Correlated to Expression of MGMT Enzyme (Unmethylated promoter = High MGMT Expression and Significantly Shorter Survival)

Probability of Overall Survival (96)
100
90
80
70
60
50
40
30
20
10
0
Unmethylated
MGMT
promoter
Methylated
MGMT
promoter
P<0.001
0
6
12
18
24
30
36
42
Months

Hegi et al NEJM,

2005

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

Miravant initiated commercial development of REM-001 and its associated device components in the 1990s. This led to late-stage clinical studies in CMBC and also in an aspect of “wet” age-related macular degeneration (“AMD”). Of these two indications, AMD represented a much larger market, and in 1998, for what we believe were primarily business reasons, Miravant discontinued its CMBC program and, together with, or through its corporate partners, ultimately focused its REM-001 development efforts on

AMD. In 2004, Miravant submitted an NDA to the FDA for the use of REM-001 to treat an aspect of AMD. The FDA reviewed this submission and granted Miravant an approvable letter for REM-001 in the treatment of AMD, with final approval contingent on, among other things, the successful completion of a Phase 3 study. Miravant ceased operations in 2006 prior to completing this study.

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

We believe that the data from these studies show that REM-001 Treatment is a promising therapy for CMBC. However, because there are no approved therapies for CMBC, we have no basis for comparing these results to existing therapies. Based on the FDA’s March 3, 2017 response, we believe the FDA will view these results as supportive data and our plan is to conduct a new pivotal Phase 3 study to support an NDA.

The figure below shows the results of our initial preliminary analysis of Miravant clinical data and depicts the percentage of evaluable lesions in each Miravant CMBC Study for which there was a complete response; i.e. where all visible clinical evidence of the tumor is gone after treatment with REM-001 Therapy.

Analyzed
Recently by
Adgero
Tumor response rate for
REM-001 Therapy treated
tumors, averaged across all
four studies
Tumor Complete Response Rate
100
80
60
40
20
0
97%
86%
80%
71%
54%
REM-001 Therapy
Control
CA008
CA009
CA013
CA019
All Treated
Combined
Clinical Studies

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

At this time, we estimate the necessary study design will be a pivotal Phase 3 multi-center study that would enroll approximately 100-150 CMBC patients who have received prior radiation therapy and chemotherapy. This study has been designed with input from the FDA with the goal of gaining expedited development and review through one or more of the FDA’s expedited programs. Following our meeting with the FDA, we undertook further analysis of the original Miravant study data and concluded that the data may support use of a lower dose than Miravant used in its original study design. Use of such a lower dose may have potential benefits including faster post-treatment healing and response assessment and lower drug exposure. Based on this analysis and discussions with regulatory and clinical consultants, including prior FDA employees or consultants, and clinical research organizations, we plan to add a preliminary confirmatory element to our Phase 3 study. This confirmatory element anticipates treating up to 15 patients at a lower dose than used by Miravant. Patients treated in this confirmatory phase will not be included in the pivotal study efficacy population but their results should provide an indication that a lower dose may be as effective as the original Miravant dose and they may be used to provide a further preliminary confirmation of the potential of REM-001 Therapy in CMBC and if the results are sufficiently compelling, we may use them as guidance for the use of a slightly lowered dose in the pivotal study. This confirmatory phase was included in the protocol submitted to FDA in June 2018 and we have not received comment on this from FDA although based on guidance from our regulatory consultants we believe the FDA will be supportive of this design.

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

Outstanding Securities

As of February 10, 2021, we had 30,626,018 shares of common stock issued and outstanding, outstanding warrants to purchase 9,048,971 shares of common stock, warrants to purchase 2,504 Series C Preferred Stock that upon exercise are convertible into 2,152,701 shares of common stock, outstanding stock options to purchase 6,452,959 shares of common stock, 603,998 outstanding shares of Series B Preferred Stock that are convertible into 151,017 shares of common stock, 21,093 outstanding shares of Series C Preferred Stock that are convertible into 18,161,050 shares of common stock.  All common stock warrants and stock options are convertible, or exercisable into, one share of common stock. Each Series B convertible preferred share is convertible into 0.25 shares of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $1.16 per share (Series C-1), $1.214 per share (Series C-2) or $1.15 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at December 31, 2020 and June 30, 2020 is the US$. The following tables represent selected financial information for us for the periods presented.

Selected Balance Sheet Data

	December 31, 2020 $	June 30, 2020 $
	(in thousands)
Cash and cash equivalents	17,158	2,392
Working capital	14,990	176
Total assets	20,489	2,938
Total stockholders’ equity	17,585	263

Selected Statement of Operations Data

For the three months ended

	December 31, 2020	December 31, 2019
	$	$
	(in thousands, except per share data)
Expenses
Research and development	2,584	712
General and administrative	2,794	1,054
	5,378	1,766
Other (income) loss
Foreign exchange loss	3	2
Amortization of deferred loan costs	25	—
Interest expense	8	—
Interest income	(1)	(28)
	35	(26)
Net loss for the period	5,413	1,740
Series A Preferred cash dividend	2	2
Series B Preferred stock dividend	4	3
Net loss for the period attributable to common stockholders	5,419	1,745
Basic and fully diluted weighted average number of shares	24,845	11,408
Basic and fully diluted loss per share	0.22	0.15

For the six months ended

	December 31, 2020	December 31, 2019
	$	$
	(in thousands, except per share data)
Expenses
Research and development	3,941	1,434
General and administrative	4,329	1,967
Merger costs	500	—
In-process research and development	16,094	—
	24,864	3,401
Other (income) loss
Foreign exchange loss	2	2
Amortization of deferred loan costs	51	—
Interest expense	16	—
Interest income	(2)	(57)
	67	(55)
Net loss for the period	24,931	3,346
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	3,181	—
Series A Preferred cash dividend	4	4
Series B Preferred stock dividend	9	5
Net loss for the period attributable to common stockholders	28,125	3,355
Basic and fully diluted weighted average number of shares	20,976	9,473
Basic and fully diluted loss per share	1.34	0.35

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

For the three months ended

	December 31, 2020 $	December 31, 2019 $
	(in thousands)
Research and development - GAAP	2,584	712
Less: non-cash, share-based compensation expense	(572)	(27)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	2,012	685
General and administrative - GAAP	2,794	1,054
Less: non-cash, share-based compensation expense	(1,735)	(170)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	1,059	884

For the six months ended

	December 31, 2020 $	December 31, 2019 $
	(in thousands)
Research and development - GAAP	3,941	1,434
Less: non-cash, share-based compensation expense	(663)	(40)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	3,278	1,394
General and administrative - GAAP	4,329	1,967
Less: non-cash, share-based compensation expense	(2,095)	(213)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	2,234	1,754

Results of Operations

Comparison of the three months ended December 31, 2020 and December 31, 2019

	Three months ended
	December 31, 2020 $	December 31, 2019 $	Change $	Change %
	(in thousands)
Expenses
Research and development	2,584	712	1,872	263
General and administrative	2,794	1,054	1,740	165
	5,378	1,766	3,612
Other (income) loss
Foreign exchange loss	3	2	1	50
Amortization of deferred loan costs	25	—	25	—
Interest expense	8	—	8	—
Interest income	(1)	(28)	27	(96)
	35	(26)	61
Net loss	5,413	1,740	3,673

Research and Development

Research and development expenses increased to $2,584 for the three months ended December 31, 2020 from $712 for the three months ended December 31, 2019. The increase was largely attributable to higher clinical development, non-cash, share-based compensation expenses and personnel costs incurred during the three months ended December 31, 2020 compared to the three months ended December 31, 2019.

Clinical development costs have increased in the current quarter compared to the prior quarter largely due to costs related to the GCAR GBM AGILE Study.  Patient recruitment commenced in January 2021 so there were costs incurred in order prepare the study for recruitment.  In addition, with the acquisition of the REM-001 technology as part of the Adgero merger that closed in August 2020, costs relating to clinical development and drug manufacturing activity have been incurred. We expect our research and development costs to be higher in fiscal year 2021 than fiscal year 2020 as our GCAR GBM AGILE Study continues and we incur costs related to the development of REM-001. Further, as a result of our acquisition of the REM-001 technology during the quarter ended September 30, 2020 costs were incurred in the current quarter for that technology that were not incurred in the corresponding quarter in the prior period.

Non-cash, share-based compensation expense increased for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, due to the recognition of compensation expense for stock options granted in September 2020.  Personnel costs have increased in the current quarter compared to the prior quarter due to the addition of staff from the Adgero transaction.

General and Administrative

General and administrative expenses were $2,794 for the three months ended December 31, 2020 compared to $1,054 for the three months ended December 31, 2019. A significant portion of the increase was due to higher non-cash, share-based compensation expenses and personnel costs incurred in the current three months compared to the prior three months.

Non-cash, share-based compensation expense increased for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, due to the recognition of compensation expense for stock options granted in September 2020 as well as due to the acceleration of vesting of certain stock options granted in a prior period.  In addition, non-cash, share-based compensation expense increased due to the issuance of warrants for professional services.  Personnel costs have increased in the current quarter compared to the prior quarter due to the addition of staff from the Adgero transaction.

Preferred Share Dividends

For each of the three months ended December 31, 2020 and 2019, we recorded $2 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

During the three months ended December 31, 2020, we issued 3,479 (2019 – 3,700) shares of common stock as a dividend on the Series B Preferred stock and recognized $4 (2019 - $3) as a direct increase in accumulated deficit.

Comparison of the six months ended December 31, 2020 and December 31, 2019

	Six months ended
	December 31, 2020 $	December 31, 2019 $	Change $	Change %
	(in thousands)
Expenses
Research and development	3,941	1,434	2,507	175
General and administrative	4,329	1,967	2,362	120
Merger costs	500	—	500	—
In-process research and development	16,094	—	16,094	—
	24,864	3,401	21,463
Other (income) loss
Foreign exchange loss	2	2	—	—
Amortization of deferred loan costs	51	—	51	—
Interest expense	16	—	16	—
Interest income	(2)	(57)	55	(96)
	67	(55)	122
Net loss	24,931	3,346	21,585

Research and Development

Research and development expenses increased to $3,941 for the six months ended December 31, 2020 from $1,434 for the six months ended December 31, 2019. The increase was largely attributable to higher clinical development, non-cash, share-based compensation expenses, personnel, and intellectual property costs incurred during the six months ended December 31, 2020 compared to the six months ended December 31, 2019.

Clinical development costs have increased in the current period compared to the prior period largely due to the start-up and recruitment costs related to the GCAR GBM AGILE Study.  Patient recruitment commenced in January 2021 so there were costs incurred in order prepare the study for recruitment.  In addition, with the acquisition of the REM-001 technology as part of the Adgero merger, costs relating to clinical development and drug manufacturing activity have been incurred. We expect our research and development costs to be higher in fiscal year 2021 than fiscal year 2020 as our GCAR GBM AGILE Study continues and we incur costs related to the development of REM-001. Further, as a result of our acquisition of the REM-001 technology during the quarter ended September 30, 2020, costs were incurred for that technology in the six months ended December 31, 2020 that were not incurred in the corresponding prior period.

Non-cash, share-based compensation expense increased for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, due to the recognition of compensation expense for stock options granted in September 2020.  Personnel costs have increased in the current quarter compared to the prior quarter due to the addition of staff from the Adgero transaction.

Intellectual property costs increased in the six months ended December 31, 2020 compared to the six months ended December 31, 2019 as we have incurred more foreign office actions in the current period than the prior period.  Patent costs can vary considerably depending on the filing of new patents, conversion of the provisional applications to PCT applications, foreign office actions, and actual filing costs.

General and Administrative

General and administrative expenses were $4,329 for the six months ended December 31, 2020 compared to $1,967 for the six months ended December 31, 2019. A significant portion of the increase was due to higher non-cash, share-based compensation expense, office and sundry expenses, personnel, and professional fees incurred in the current six months compared to the prior six months.

Non-cash, share-based compensation expense increased for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, due to the recognition of compensation expense for stock options granted in September 2020 as well as due to the acceleration of vesting of certain stock options granted in a prior period.  In addition, non-cash, share-based compensation expense increased due to the issuance of warrants for professional services.  Office and sundry increased in the six months ended December 31, 2020 compared to the six months ended December 31, 2019 due primarily to costs of higher directors’ and officers’ liability insurance.

Professional fees increased during the six months ended December 31, 2020 compared to the six months ended December 31, 2019 primarily due to higher legal and accounting fees in the current period.  Personnel costs have increased in the current quarter compared to the prior quarter due to the addition of staff from the Adgero transaction.

Merger Costs

Merger costs of $500 relate to expenditures with respect to the Adgero transaction and have been expensed.

Acquired In-Process Research and Development Expense

We acquired in-process research and development assets in connection with our merger with Adgero. As the acquired in-process research and development assets were deemed to have no current or alternative future use, an expense of $16.1 million was recognized in the condensed consolidated interim statements of operations for the six month period ended December 31, 2020.

Preferred Share Dividends

For each of the six months ended December 31, 2020 and 2019, we recorded $4 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

During the six months ended December 31, 2020, we issued 7,179 (2019 – 7,400) shares of common stock as a dividend on the Series B Preferred stock and recognized $9 (2019 - $5) as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Six months ended December 31, 2020 compared to the six months ended December 31, 2019

	December 31, 2020 $	December 31, 2019 $	Change $	Change %
	(in thousands)
Cash flows from operating activities	(9,541)	(3,977)	(5,564)	140
Cash flows from investing activities	972	—	972	—
Cash flows from financing activities	23,335	6,606	16,729	253

Operating Activities

Net cash used in operating activities increased to $9,541 for the six months ended December 31, 2020 from $3,977 for the six months ended December 31, 2019. During the six months ended December 31, 2020 and 2019, we reported net losses of $24,931 and $3,346, respectively. Partially offsetting the higher loss in the current period compared to the prior period was the recognition of $16,094 of acquired in-process research and development expense related to the Adgero merger.  Additional changes in adjustments to reconcile net loss to net cash used in operating activities for the six months ended December 31, 2020 included stock option expense of $2,530 being recognized during the current period compared to $211 in the prior period. The most significant change in working capital for the six months ended December 31, 2020 was from a use of cash due to an increase prepaid expenses and deposits related to a $2,600 payment to GCAR for study initiation and patient recruitment. The most significant change in working capital for the six months ended December 31, 2019 was cash used as a reduction in accounts payable and accrued liabilities of $994.

Investing Activities

As part of the Adgero merger that closed on August 19, 2020, we acquired $969 in cash. There were no investing activities during the six months ended December 31, 2019.

Financing Activities

During the six months ended December 31, 2020, we received approximately $21,600 in net proceeds from the completion of a private placement of Series C Preferred stock and $1,180 from the cash exercise of stock purchase warrants.  Also, during the six months ended December 31, 2020, we received proceeds from the NBTS Loan of $500.

During the six months ended December 31, 2019, we received $6,583 in net proceeds from the completion of an underwritten public offering by us of common stock, pre-funded warrants, and common stock purchase warrants. Additionally, we received $26 pursuant to the exercise of warrants in the current period.

Going Concern and Capital Expenditure Requirements

Going Concern and Management Plans

(See note 1 to the condensed consolidated interim financial statements)

The condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that we will continue our operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the six months ended December 31, 2020, we reported a loss of $24.9 million, and a negative cash flow from operations of $9.5 million. We had an accumulated deficit of $97.8 million and had cash and cash equivalents of $17.2 million as of December 31, 2020. We are in the clinical stage and have not generated any revenues to-date. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. In the near future, we will require additional funding to maintain our clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of the condensed consolidated interim financial statements.

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

The condensed consolidated interim financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.  Such adjustments could be material.

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

Stock options

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award.  Prior to our adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period.  For the six-months ended December 31, 2020 and 2019, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For the six-months ended December 31, 2020 and 2019, we utilized the plain vanilla method to determine the expected life of stock options.  These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2020, we issued 3,479 shares of common stock as dividends on our outstanding shares of Series B Preferred Stock.  In addition, we issued 50,000 stock purchase warrants for services.  The warrants have an exercise price of $1.824 per share.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 11, 2021, upon recommendation by the Compensation Committee, the Board approved the payment of retention bonuses of $56,000 to John Liatos and $41,250 to Steve Rychnovsky. The retention bonuses will be payable on the first business payment cycle following the end of our 2021 fiscal year, or earlier upon Board discretion.

On February 11, 2021, upon recommendation by the Compensation Committee, the Board approved the modification of the Company’s vacation policy from an accrual-based policy to an unlimited policy, which eliminates the need for an accounting liability for accrued vacation.

Item 6. Exhibits.

10.1

First Amended Executive Employment Agreement, by and between Kintara Pharmaceuticals, Inc. and Saiid Zarrabian (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 12, 2020)†

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

Kintara Therapeutics, Inc.

Date: February 12, 2021	By:	/s/ Saiid Zarrabian
Saiid Zarrabian
Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2021	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)