Form 10-Q
period 2021-03-31
Kintara Therapeutics, Inc.
filed 2021-05-13
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding as of May 11, 2021 was 32,617,939.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the nine months ended March 31, 2021

(expressed in US dollars unless otherwise noted)

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Balance Sheet

(In thousands, except par value amounts)

		March 31, 2021	June 30, 2020
	Note	$	$
		(unaudited)
Assets
Current assets
Cash and cash equivalents		15,718	2,392
Prepaid expenses and deposits		363	356
Clinical trial deposit	4	500	—
Interest, taxes and other receivables		7	9
Deferred loan costs	7	—	94
		16,588	2,851
Clinical trial deposit	4	2,100	—
Intangible assets - net		—	2
Property and equipment - net	5	165	—
Deferred financing costs	8	—	85
Total assets		18,853	2,938
Liabilities
Current liabilities
Accounts payable and accrued liabilities		1,645	2,011
Loan payable, net of deferred loan costs	7	503	—
Related party payables	6	385	664
		2,533	2,675
Milestone payment liability	3	202	—
Total liabilities		2,735	2,675
Stockholders’ equity
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at March 31, 2021 (June 30, 2020 – 279)	6,8	279	279
601 Series B shares at March 31, 2021 (June 30, 2020 – 649)	8	4,196	4,525
21 Series C shares at March 31, 2021 (June 30, 2020 – 0)	8	15,251	—
Common stock
Authorized
95,000 shares at March 31, 2021 and June 30, 2020, $0.001 par value
31,764 issued at March 31, 2021 (June 30, 2020 – 11,458)	8	32	11
Additional paid-in capital	8	100,828	65,148
Accumulated deficit		(104,489)	(69,721)
Accumulated other comprehensive income		21	21
Total stockholders’ equity		16,118	263
Total liabilities and stockholders’ equity		18,853	2,938
Nature of operations, corporate history, going concern and management plans (note 1)
Subsequent events (note 11)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

		Three months ended March 31,		Nine months ended March 31,
	Note	2021	2020	2021	2020
		$	$	$	$
Expenses
Research and development		3,843	899	7,784	2,332
General and administrative		2,762	1,077	7,091	3,045
Merger costs	3	—	—	500	—
In-process research and development	3	—	—	16,094	—
		6,605	1,976	31,469	5,377
Other (income) loss
Foreign exchange		1	(2)	3	—
Amortization of deferred loan costs	7	23	—	74	—
Interest expense	7	7	—	23	—
Interest income		(1)	(17)	(3)	(74)
		30	(19)	97	(74)
Net loss for the period		6,635	1,957	31,566	5,303
Computation of basic loss per share
Net loss for the period		6,635	1,957	31,566	5,303
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	8	—	—	3,181	—
Series A Preferred cash dividend	8	2	2	6	6
Series B Preferred stock dividend	8	6	1	15	6
Net loss for the period attributable to common stockholders		6,643	1,960	34,768	5,315
Basic and fully diluted loss per share		0.23	0.17	1.47	0.52
Basic and fully diluted weighted average number of shares		29,273	11,417	23,701	10,117

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

For the three and nine months ended March 31, 2021

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Stockholders' equity $
Balance - June 30, 2020	11,458	11	65,148	21	4,804	(69,721)	263
Adgero merger (note 3)	12,011	12	16,713	—	—	—	16,725
Issuance of Series C Preferred stock	—	—	—	—	25,028	—	25,028
Series C placement agent warrants	—	—	3,287	—	(3,287)	—	—
Series C Preferred stock share issuance costs	—	—	—	—	(3,386)	—	(3,386)
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	—	—	3,181	—	—	(3,181)	—
Exercise of warrants	993	1	993	—	—	—	994
Warrants issued for services	—	—	45	—	—	—	45
Stock option expense	—	—	405	—	—	—	405
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series B Preferred stock dividend	4	—	5	—	—	(5)	—
Loss for the period	—	—	—	—	—	(19,518)	(19,518)
Balance - September 30, 2020	24,466	24	89,777	21	23,159	(92,427)	20,554
Series C Preferred stock share issuance costs	—	—	—	—	(69)	—	(69)
Conversion of Series B Preferred stock to common stock	10	—	268	—	(268)	—	—
Conversion of Series C Preferred stock to common stock	1,168	1	987	—	(988)	—	—
Exercise of warrants	186	—	186	—	—	—	186
Warrants issued for services	—	—	183	—	—	—	183
Stock options exercised	35	—	21	—	—	—	21
Stock option expense	—	—	2,125	—	—	—	2,125
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series B Preferred stock dividend	3	—	4	—	—	(4)	—
Loss for the period	—	—	—	—	—	(5,413)	(5,413)
Balance - December 31, 2020	25,868	25	93,551	21	21,834	(97,846)	17,585
Conversion of Series B Preferred stock to common stock	2	—	61	—	(61)	—	—
Conversion of Series C Preferred stock to common stock	2,379	3	2,115	—	(2,118)	—	—
Series C Agent Warrants exercised	—	—	(71)	—	71	—	—
Exercise of warrants	3,478	3	3,216	—	—	—	3,219
Warrants issued for services	—	—	210	—	—	—	210
Stock options exercised	34	1	21	—	—	—	22
Stock option expense	—	—	1,719	—	—	—	1,719
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series B Preferred stock dividend	3	—	6	—	—	(6)	—
Loss for the period	—	—	—	—	—	(6,635)	(6,635)
Balance - March 31, 2021	31,764	32	100,828	21	19,726	(104,489)	16,118

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

For the three and nine months ended March 31, 2020

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Stockholders' equity $
Balance - June 30, 2019	3,839	4	57,543	21	4,978	(60,578)	1,968
Issuance of shares and warrants - net of issue costs	4,895	5	6,578	—	—	—	6,583
Exercise of pre-funded warrants for cash	2,655	2	24	—	—	—	26
Conversion of Series B Preferred stock to common stock	6	—	174	—	(174)	—	—
Shares issued for services	7	—	5	—	—	—	5
Stock option expense	—	—	51	—	—	—	51
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series B Preferred stock dividend	4	—	2	—	—	(2)	—
Loss for the period	—	—	—	—	—	(1,606)	(1,606)
Balance - September 30, 2019	11,406	11	64,377	21	4,804	(62,188)	7,025
Warrants issued for services	—	—	35	—	—	—	35
Shares issued for services	5	—	3	—	—	—	3
Stock option expense	—	—	160	—	—	—	160
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series B Preferred stock dividend	4	—	3	—	—	(3)	—
Loss for the period	—	—	—	—	—	(1,740)	(1,740)
Balance - December 31, 2019	11,415	11	64,578	21	4,804	(63,933)	5,481
Warrants issued for services	—	—	99	—	—	—	99
Shares issued for services	9	—	4	—	—	—	4
Stock option expense	—	—	96	—	—	—	96
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series B Preferred stock dividend	4	—	1	—	—	(1)	—
Loss for the period	—	—	—	—	—	(1,957)	(1,957)
Balance - March 31, 2020	11,428	11	64,778	21	4,804	(65,893)	3,721

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(In thousands)

		Nine months ended March 31,
		2021	2020
	Note	$	$
Cash flows from operating activities
Loss for the period		(31,566)	(5,303)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets		2	8
Depreciation of property and equipment	5	15	—
In-process research and development	3	16,094	—
Change in fair value of milestone liability	3	14	—
Interest expense		23	—
Amortization of deferred loan costs	7	74	—
Shares issued for services	8	—	12
Warrants issued for services	8	438	133
Stock option expense	8	4,248	307
Changes in operating assets and liabilities
Prepaid expenses and deposits		(2,596)	165
Interest, taxes and other receivables		2	16
Accounts payable and accrued liabilities		(640)	(659)
Related party payables		(279)	(29)
Net cash used in operating activities		(14,171)	(5,350)
Cash flows from investing activities
Cash acquired on merger with Adgero	3	969	—
Purchase of equipment		(8)	—
Proceeds on sale of equipment		3	—
Net cash provided by investing activities		964	—
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	8	21,598	6,583
Warrants exercised for cash	8	4,399	27
Stock options exercised for cash		42	—
Proceeds from loan	7	500	—
Series A preferred cash dividend	6	(6)	(6)
Net cash provided by financing activities		26,533	6,604
Increase in cash and cash equivalents		13,326	1,254
Cash and cash equivalents – beginning of period		2,392	3,719
Cash and cash equivalents – end of period		15,718	4,973
Supplementary information (note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

March 31, 2021

(expressed in US dollars and in thousands, except par value and per share amounts, unless otherwise noted)

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

On June 9, 2020, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among Adgero Acquisition Corp., the Company’s wholly-owned subsidiary incorporated in the State of Delaware (“Merger Sub”), and Adgero Biopharmaceuticals Holdings, Inc., a Delaware corporation (“Adgero”). On August 19, 2020, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Adgero (the “Merger”), the separate corporate existence of Merger Sub ceased and Adgero continued its existence under Delaware law as the surviving corporation in the Merger and became a direct, wholly-owned subsidiary of the Company. As a result of the Merger, each issued and outstanding share of Adgero common stock, par value $0.0001 per share (the “Adgero Common Stock”) (other than treasury shares held by Adgero), was converted automatically into 1.5740 shares (the “Exchange Ratio”) of the Company’s common stock per share of Adgero Common Stock, and cash in lieu of any fractional shares. Also, each outstanding warrant to purchase Adgero Common Stock was converted into a warrant exercisable for that number of shares of the Company’s common stock equal to the product of (x) the aggregate number of shares of Adgero Common Stock for which such warrant was exercisable and (y) the Exchange Ratio.

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

For the nine months ended March 31, 2021, the Company reported a loss of $31,566 and a negative cash flow from operations of $14,171. The Company had an accumulated deficit of $104,489 and had cash and cash equivalents of $15,718 as of March 31, 2021. The Company is in the clinical stage and has not generated any revenues to-date. The Company does not have the prospect of achieving revenues until such time that its product candidates are commercialized, or partnered, which may not ever occur. In the near future, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these condensed consolidated interim financial statements.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. However, the coronavirus (“COVID-19”) pandemic has created significant economic uncertainty and volatility in the credit and capital markets. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements but the ultimate impact of the COVID-19 pandemic on the Company’s ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and any new information which may emerge concerning the severity of the COVID-19 pandemic. The Company may not be able to raise sufficient additional capital and may tailor its drug candidate development programs based on the amount of funding the Company is able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Unaudited interim financial data

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements of the Company as at June 30, 2020 included in the Company’s Form 10-K. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three and nine-months ended March 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2021, or for any other future annual or interim period.

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

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the three and nine-month periods ended March 31, 2021 and 2020 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, and convertible preferred shares is anti-dilutive.  As of March 31, 2021, potential common shares of 8,226 (2020 – 10,209) related to outstanding common share warrants, 2,104 (2020 – nil) related to outstanding Series C preferred stock warrants, 6,453 (2020 – 779) related to stock options, 150 (2020 – 162) relating to outstanding Series B convertible preferred shares, and 17,997 (2020 – nil) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

Acquired in-process research and development expense

The Company acquired in-process research and development assets in connection with its Merger with Adgero. As the acquired in-process research and development assets were deemed to have no current or alternative future use, an expense of $16,094 was recognized in the condensed consolidated interim statements of operations for the nine-month period ended March 31, 2021.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over its estimated useful life of three years. Depreciation expense is recognized from the date the equipment is put into use.

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

ASU 2020-10  — Codification Improvements

The amendments in this update remove references to various FASB Concepts Statements, situates all disclosure guidance in the appropriate disclosure section of the Codification, and makes other improvements and technical corrections to the Codification.  The amendments in Sections B and C of this amendment are effective for fiscal periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for fiscal periods beginning after December 15, 2021, and interim periods within fiscal periods beginning after December 15, 2022.  The Company has not yet evaluated the impact of adoption of this ASU on its condensed consolidated interim financial statements and related disclosures.

ASU 2021-04 — Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.

The amendments in this update are intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange and that are not within the scope of another FASB Accounting Standards Codification.  The amendments in ASU 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period.  The Company has not yet evaluated the impact of adoption of this ASU on its condensed consolidated interim financial statements and related disclosures.

During the nine-months ended March 31, 2021, other than ASUs 2020-06, 2020-10, and 2021-04, there have been no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated interim financial statements.

3	Merger

As described in note 1, on August 19, 2020, the Company completed its Merger with Adgero in accordance with the terms of the Merger Agreement. To determine the accounting for this transaction under ASU 2017-01, an assessment was made as to whether an integrated set of assets and activities should be accounted for as an acquisition of a business or an asset acquisition. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If that screen is met, the set is not a business. In connection with the Merger, substantially all of the fair value is concentrated in in-process research and development (“IPR&D”). As such, the Merger has been treated as an acquisition of Adgero assets and an assumption of Adgero liabilities.

Under the terms of the Merger Agreement, upon closing of the Merger, the Company issued 11,439 shares of Company common stock and 2,315 stock purchase warrants to the security holders of Adgero (“Adgero Warrants”). The Adgero Warrants are exercisable at $3.18 per share (note 8). The Adgero Warrants were valued using a Black-Scholes valuation with a weighted-average risk-free interest rate of 0.21%, a term of one year, a volatility of 115.96%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock at the date of measurement is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the instrument at the valuation date. The expected term has been estimated using the remaining life of the warrant. Also, in conjunction with the Merger, the Company issued 572 shares of common stock to the placement agent as a success fee. The shares of common stock issued to the former Adgero stockholders as well as the success fee shares, have been valued at $1.34 per share which was the closing price of the Company’s common stock on August 19, 2020, the date the Merger closed.

The Company incurred approximately $1,553 of legal, consulting and other professional fees related to the Merger, of which approximately $1,054 had been incurred in the year ended June 30, 2020. The transaction costs applicable to the current period have been classified as merger expenses in the accompanying unaudited condensed consolidated interim statement of operations for the nine months ended March 31, 2021.

The following summarizes total consideration transferred to the Adgero stockholders under the Merger as well as the assets acquired and liabilities assumed under the Merger:

$ (in thousands)
Consideration:
Common stock	15,328
Warrants	630
Success fee shares	766
16,724
Net assets acquired:
Cash	(969)
Other current assets	(11)
Property and equipment (note 5)	(175)
Accounts payable and accrued liabilities	337
Milestone payment liability	188
In-process research and development	16,094

The fair value of the IPR&D assets has been expensed as a charge in the condensed consolidated interim statements of operations for the nine months ended March 31, 2021 as there is no alternative use for these assets.  Property and equipment include office furniture that was subsequently sold and laboratory equipment that has not yet been put into use.

The milestone payment liability relates to an asset purchase agreement with St. Cloud Investments, LLC (“St. Cloud”) that Adgero has regarding the acquisition of REM-001.  The Agreement, as amended, is dated November 26, 2012 (the “St. Cloud Agreement”). Pursuant to the terms of the St. Cloud Agreement, the Company is obligated to make certain payments under the agreement. The future contingent amounts payable under that agreement are as follows:

•

Upon the earlier of (i) a subsequent equity financing to take place after the Company conducts a Phase 2B clinical study in which fifty patients complete the study and their clinical data can be evaluated or (ii) the commencement of a clinical study intended to be used as a definitive study for market approval in any country, the Company is obligated to pay an aggregate amount of $300 in cash or an equivalent amount of common stock, with $240 to St. Cloud and $60 to an employee of the Company; and

•

Upon receipt of regulatory approval of REM-001 Therapy, the Company is obligated to pay an aggregate amount of $700 in cash or an equivalent amount of common stock, with $560 to St. Cloud and $140 to an employee of the Company.

With respect to the $300 and $700 potential milestone payments referenced above (each a “Milestone Payment”), if either such Milestone Payment becomes payable, and in the event the Company elects to pay either such Milestone Payment in shares of its common stock, the value of the common stock will equal the average of the closing price per share of the Company’s common stock over the twenty (20) trading days following the first public announcement of the applicable event described above.

The milestone payment liability has been determined using the discounted cash flow value of the two respective milestone payments.  A discount rate of 70% has been used which accounts for the probability of success given the phase of clinical development of REM-001. The term is based on an estimate of the planned timing of completion of the respective milestones that would result in payment of the milestones. As of March 31, 2021, the Company reviewed its estimates with respect to the planned timing of completion of the respective milestones and adjusted the liability accordingly.

$ (in thousands)
Balance – June 30, 2020	—
Addition	188
Change in fair value estimate	14
Balance – March 31, 2021	202

4	Clinical trial deposit

In October 2020, the Company announced that it had entered into a final agreement with a contract research organization (“CRO”) for the management of the Company’s registration study for glioblastoma multiforme. Under the agreement, the Company will supply the drug for the study and the CRO will manage all operational aspects of the study including site activation and patient enrollment. The Company is required to make certain payments under the agreement related to patient enrollment milestones. For the three and nine months ended March 31, 2021, the Company has recognized $1,708 and $2,958, respectively, of expenses for this study in relation to study startup and preparation for patient enrollment.

In relation to this study, the Company has made a deposit payment of $2,600 to the CRO in relation to the commencement of recruitment of patients.  It is anticipated that the deposit will be applied to future invoices, or refunded to the Company, of which $500 is anticipated to be applied in the near term and $2,100 beyond twelve months from March 31, 2021.  The Company can terminate the study at any time.  Upon termination, the Company will be liable for any payments due to the effective date of the termination as well as any non-refundable costs incurred by the CRO prior to the date of termination.

5	Property and equipment

Property and equipment	$ (thousands)
Acquired in Adgero merger (note 3)	175
Laboratory equipment purchased	8
Disposal of furniture	(3)
Property and equipment	180
Less accumulated depreciation	(15)
Balance, March 31, 2021	165

6	Related party transactions

Valent Technologies, LLC Agreements

One of the Company’s officers is a principal of Valent Technologies, LLC (“Valent”) and as result Valent is a related party to the Company.

On September 12, 2010, the Company entered into a Patent Assignment Agreement (the “Valent Assignment Agreement”) with Valent pursuant to which Valent transferred to the Company all its right, title and interest in, and to, the patents for VAL-083 owned by Valent. The Company now owns all rights and title to VAL-083 and is responsible for further development and commercialization. In accordance with the terms of the Valent Assignment Agreement, Valent is entitled to receive a future royalty on all revenues derived from the development and commercialization of VAL-083. In the event that the Company terminates the agreement, the Company may be entitled to receive royalties from Valent’s subsequent development of VAL-083 depending on the development milestones the Company has achieved prior to the termination of the Valent Assignment Agreement.

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $279 (including aggregate accrued interest to September 30, 2014 of $29), issued to Valent by Del Mar (BC), for 279 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For the three-months ended March 31, 2021 and 2020 respectively, the Company recorded $2 related to the dividend paid to Valent while for the nine-months ended March 31, 2021 and 2020 respectively, the Company recorded $6 related to the dividend. The dividends have been recorded as a direct increase in accumulated deficit.

Related party payables

At March 31, 2021 there is an aggregate amount of $385 (June 30, 2020 - $664) payable to the Company’s officers and directors for fees, expenses, and accrued bonuses and other liabilities.

7	Loan from National Brain Tumor Society and National Foundation for Cancer Research

$ (in thousands)
Balance – June 30, 2020	—
Funding	500
Financing costs	(94)
Interest expense	23
Amortization of deferred financing costs	74
Balance – March 31, 2021	503

During the nine-months ended March 31, 2021, the Company received a loan of $500 from National Brain Tumor Society (“NBTS”) and the National Foundation for Cancer Research to support VAL-083's preparation for participation in the Global Coalition for Adaptive Research's (“GCAR”) sponsored trial, Glioblastoma (“GBM”) Adaptive Global Innovative Learning Environment (“GBM AGILE”) study (the “NBTS Loan”). In relation to the NBTS Loan, the Company issued 125 share purchase warrants which are exercisable at a price of $1.09 per common share until June 19, 2025 and had been included in deferred financing costs as of June 30, 2020 (“NBTS Warrants”). The NBTS Loan is secured by a promissory note, accrues interest at a rate of 6% per annum and matures on June 19, 2021.

The NBTS Warrants were valued at $94 using a Black-Scholes valuation with a risk-free interest rate of 0.37%, a term of 5 years, a volatility of 89.82%, and a dividend rate of 0%.  The estimated volatility of the Company’s common stock at the date of measurement is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the instrument at the valuation date. The expected term has been estimated using the remaining life of the warrant.

8	Stockholders’ equity

Preferred stock

Series C Preferred stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2020	—	—
Issuance	25,028	18,286
Issued on exercise of Series C Preferred Agent Warrants	31	71
Conversion of Series C Preferred stock to common stock	(4,156)	(3,106)
Balance – March 31, 2021	20,903	15,251

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

The conversion prices for the Series C-1 Preferred Stock, Series C-2 Preferred Stock and Series C-3 Preferred Stock are $1.16, $1.214 and $1.15, respectively. Based on the conversion prices of the three respective classes of the Series C Preferred Stock, the originally issued 25,028 shares of Series C Preferred Stock were convertible into an aggregate of 21,516 shares of common stock. The cumulative dividends to be issued on the 12th, 24th, 36th and 48th month anniversary of the initial closing of the private placement for the initially issued 25,028 shares of Series C Preferred Stock were 15,062 shares of common stock.

The conversion feature of the Series C Convertible Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series C Convertible Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from inception, the Company immediately recorded a non-cash deemed dividend of $3,181 related to the beneficial conversion feature arising from the issuance of Series C Convertible Preferred Stock. This non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share.

The Series C Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock shall be pari passu in liquidation to the Company’s Series A and Series B Preferred Stock. The liquidation value of the Series C Preferred Stock at March 31, 2021 is the stated value of $20,903.

Total gross proceeds from the private placement were $25,000, or approximately $21,598 in net proceeds after deducting financing costs of $3,402 with respect to agent commissions and expenses, as well as legal and accounting fees.  Of the total financing costs, $85 was deferred as of June 30, 2020. In addition, the Company issued warrants to purchase 2,504 shares of Series C Stock to the placement agent (“Series C Agent Warrants”) that are convertible into an aggregate 2,153 shares of common stock.

A total of 20,903 (June 30, 2020 – nil) shares of Series C Preferred Stock are outstanding as of March 31, 2021, such that a total of 17,997 (June 30, 2020 – nil) shares of common stock are issuable upon conversion of the Series C Preferred Stock as of March 31, 2021. Converted shares are rounded up to the nearest whole share.

Series B Preferred Stock

	Series B Preferred Stock (in thousands)
	Number of shares	$
Balance – June 30, 2020	649	4,525
Conversion of Series B Preferred stock to common stock	(48)	(329)
Balance – March 31, 2021	601	4,196

During the year ended June 30, 2016, the Company issued an aggregate of 902 shares of Series B Preferred Stock at a purchase price of $8.00 per share. Each share of Series B Preferred Stock is currently convertible into 0.25 shares of common stock equating to a conversion price of $32.00 (the “Conversion Price”) and will automatically convert to common stock at the earlier of 24 hours following regulatory approval of VAL-083 with a minimum closing bid price of $80.00 per share, or five years from the date of the filing of the Certificate of Designation which was April 29, 2016. Therefore, all of the Series B Preferred stock will convert to common stock on April 29, 2021.  The holders of the Series B Preferred Stock are entitled to an annual cumulative, in arrears, dividend at the rate of 9% payable quarterly. The 9% dividend accrues quarterly commencing on the date of issue and is payable quarterly on September 30, December 31, March 31, and June 30 of each year commencing on June 30, 2016. Dividends are payable solely by delivery of shares of common stock, in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the Conversion Price. The Series B Preferred Stock does not contain any repricing features. Each share of Series B Preferred Stock entitles its holder to vote with the common stock on an as-converted basis.

The Series B Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series B Preferred Stock. The Series B Preferred Stock shall be pari passu in liquidation to the Company’s Series A and Series C Preferred Stock. The liquidation value of the Series B Preferred Stock at March 31, 2021 is the stated value of $4,808 (June 30, 2020 - $5,192).

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

Pursuant to the Series B Preferred Stock dividend, during the three-months ended March 31, 2021, the Company issued 3 (2020 – 4) shares of common stock and recognized $6 (2020 – $1) and during the nine-months ended March 31, 2021, the Company issued 10 (2020 – 12) shares of common stock and recognized $15 (2020 – $6).  These dividends have been recognized as a direct increase in accumulated deficit.

A total of 601 (June 30, 2020 – 649) shares of Series B Preferred Stock are outstanding as of March 31, 2021, such that a total of 150 (June 30, 2020 – 162) shares of common stock are issuable upon conversion of the Series B Preferred Stock as of March 31, 2021. Converted shares are rounded up to the nearest whole share.

Series A Preferred Stock

Effective September 30, 2014, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 279 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Series A Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Series A Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock. The Series A Preferred Stock is held by Valent (note 4).

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock shall be pari passu in liquidation to the Company’s Series B and Series C Preferred Stock. The liquidation value of the Series A Preferred stock at March 31, 2021 and June 30, 2020 was $279.

There was no change to the Series A Preferred stock for the three or nine-months ended March 31, 2021 or March 31, 2020.

Common stock

Stock Issuances

Nine months ended March 31, 2020

Underwritten public offering

On August 16, 2019, the Company closed on the sale of (i) 4,895 shares of its common stock, par value $0.001 per share (the “Common Stock”), (ii) pre-funded warrants (“PFW”) to purchase an aggregate of 2,655 shares of Common Stock and (iii) common warrants to purchase an aggregate of 7,763 shares of Common Stock (“2020 Investor Warrants”), including 800 shares of Common Stock and 2020 Investor Warrants to purchase an aggregate of 1,013 shares of Common Stock sold pursuant to a partial exercise by the underwriters of the underwriters’ option to purchase additional securities, in the Company’s underwritten public offering (the “Offering”). Each share of Common Stock or PFW, as applicable, was sold together with a 2020 Investor Warrant to purchase one share of Common Stock at a combined effective price to the public of $1.00 per share of Common Stock and accompanying 2020 Investor Warrant.

The net proceeds from the Offering, including from the partial exercise of the underwriters’ option to purchase additional securities, were $6,583 after deducting underwriting discounts and commissions, and other offering expenses.

The 2020 Investor Warrants are exercisable at $1.00 per share until their expiry on August 16, 2024 and the PFW are exercisable at $0.01 per share at any time after August 16, 2019. The Company also issued 377 warrants to the underwriters of the Offering. The underwriter warrants are exercisable at $1.15 per share commencing February 10, 2020 until their expiry on August 14, 2022.

During the nine months ended March 31, 2020, all of the 2,655 PFW were exercised at $0.01 per PFW for proceeds of $27.

Shares issued for services

During the nine months ended March 31, 2021, the Company issued nil (2020 – 21) shares of common stock for services resulting in the recognition of nil (2020 – $12) in expense. All of the shares issued for services for the three and nine months ended March 31, 2020 have been recognized as research and development expense.

2017 Omnibus Incentive Plan

The Company’s Board of Directors has approved adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”) that has also been approved by the Company’s stockholders. In addition, the Board of Directors approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, 6,700 shares of Company common stock are currently reserved for issuance, less the number of options to purchase shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”) or that are subject to grants of options to purchase shares of common stock made, or that may be made, under the Legacy Plan. As of March 31, 2021, a total of 142 options to purchase shares of common stock are outstanding under the Legacy Plan and/or are subject to outstanding options to purchase shares of common stock granted under the Legacy Plan, and a total of 6,380 options to purchase shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding options to purchase shares of common stock granted under the 2017 Plan leaving 178 options to purchase shares of common stock available at March 31, 2021 for issuance under the 2017 Plan if all such options to purchase shares of common stock under the Legacy Plan were exercised.

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

During the nine-months ended March 31, 2021, a total of 223 options to purchase shares of common stock issued to directors of the Company were amended such that the period to exercise vested options to purchase shares of common stock from the date of termination of continuous service with the Company was extended from 90 days to one year.  Of the total, 67 had their expiry extended from September 26, 2020 to June 26, 2021 and 156 had their expiry extended from November 19, 2020 to August 19, 2021. As a result of the amendments, a total of $9 in stock-based compensation expense has been recognized.  In addition, 250 options to purchase shares of common stock previously granted to an officer of the Company were amended such that the vesting of the options to purchase shares of common stock was changed from a completely contingent vesting to a time-based vesting such that 1/6th of the options to purchase shares of common stock vest on the six-month anniversary of the amendment date with the remaining portion vesting in equal monthly installments over a period of 30 months commencing on the seven-month anniversary of the amendment date.  A total compensation expense of $319 will be recognized over the amended vesting period for the 250 options to purchase shares of common stock. Also, during the nine months ended March 31, 2021, the Board of Directors approved the acceleration of vesting of 280 options to purchase shares of common stock previously granted on September 5, 2019 to an executive officer of the Company resulting in accelerated expense of $53. The exercise price of the options to purchase shares of common stock is $0.61 per share.

During the nine-months ended March 31, 2021, a total of 4,759 options to purchase shares of common stock were granted to executive officers and directors of the Company. Of these, 4,699 have an exercise price of $1.70 per share and 60 have an exercise price of $1.355 per share. Of the total granted, 4,279 options to purchase shares of common stock vest as to 1/6 on the six-month anniversary of the grant date with the remaining portion vesting in equal monthly installments over a period of 30 months commencing on the seven-month anniversary of the grant date. Of the total options to purchase shares of common stock granted to executive officers and directors, 480 vest in 12 equal monthly installments beginning on October 15, 2020.  All of the options to purchase shares of common stock granted have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

Stock Options

The following table sets forth changes in stock options outstanding under all plans:

	Number of stock options outstanding (in thousands)	Weighted average exercise price
Balance – June 30, 2020	1,559	4.61
Granted	4,999	1.68
Exercised	(69)	0.61
Expired	(22)	41.44
Forfeited	(14)	1.42
Balance – March 31, 2021	6,453	2.26

The following table summarizes stock options outstanding and exercisable under all plans at March 31, 2021:

Exercise price $	Number Outstanding at March 31, 2021 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at March 31, 2021 (in thousands)
0.61	941	8.43	836
0.74	250	8.61	42
1.36	300	9.48	50
1.70	4,699	9.46	943
6.10	30	7.60	28
7.00	3	7.23	3
8.70	12	6.59	12
9.83	83	7.14	79
10.60	4	7.03	4
11.70	30	1.91	30
15.90	3	1.17	3
20.00	9	0.83	9
21.10	14	6.27	14
29.60	5	3.84	5
37.60	5	4.86	5
41.00	4	5.61	4
42.00	33	2.37	33
44.80	3	4.86	3
49.50	13	5.88	13
53.20	8	5.10	8
61.60	1	2.00	1
92.00	3	2.17	3
	6,453		2,128

Included in the number of stock options outstanding are 2.5 stock options granted at an exercise price of CA$20.00. The exercise price of these options shown in the above table have been converted to US$15.90 per share using the period ending closing exchange rate. Stock options granted during the nine months ended March 31, 2021 have been valued using a Black-Scholes pricing model with the following assumptions:

March 31, 2021
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

The Company has recognized the following amounts as stock option expense for the periods noted (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2021 $	2020 $	2021 $	2020 $
Research and development	508	23	1,171	55
General and administrative	1,210	73	3,077	252
	1,718	96	4,248	307

All of the stock option expense for the periods ended March 31, 2021 and 2020 has been recognized as additional paid in capital.  The aggregate intrinsic value of stock options outstanding at March 31, 2021 was $1,618 (2020 - $0 ) and the aggregate intrinsic value of stock options exercisable at March 31, 2021 was $1,044 (2020 - $0). As of March 31, 2021, there was $3,959 in unrecognized compensation expense that will be recognized over the next 2.50 years.

The following table sets forth changes in unvested stock options under all plans:

	Number of Options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2020	858	0.98
Granted	4,999	1.68
Vested	(1,518)	1.46
Forfeited	(14)	1.42
Unvested at March 31, 2021	4,325	1.62

The aggregate intrinsic value of unvested stock options at March 31, 2021 was $573 (2020 - $519). The unvested stock options have a remaining weighted average contractual term of 9.39 (2020 – 9.20) years.

Common Stock Warrants

The following table sets forth changes in outstanding common stock warrants:

	Number of Warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2020	10,309	2.71
Issuance of Adgero Warrants	2,314	3.18
Exercise of warrants (i)	(4,871)	1.00
Warrants issued for services (ii)	600	1.74
Expiry of warrants (iii)	(126)	30.00
Balance – March 31, 2021	8,226	3.36

(i)

A total of 4,399 2020 Investor Warrants were exercised at $1.00 per share and 472 warrants issued as either agent warrants or issued for services were exercised on a cashless basis for which 258 common shares were issued.

(ii)	Warrants issued for services are exercisable at various prices and expire at the various dates noted in the table below.

(iii)	The warrant expiries include the 2015 Investor Warrants, the 2015 Agent Warrants, and certain warrants issued for services. All of the expired warrants were exercisable at $30.00 per share.

The following table summarizes the Company’s outstanding common stock warrants as of March 31, 2021:

Description of warrants	Number (in thousands)	Exercise price $	Expiry date
2020 Investor warrants	3,338	1.00	August 16, 2024
2019 Investor warrants	760	3.10	June 5, 2024
2019 Investor warrants	280	12.50	September 22, 2022
2017 Investor warrants	208	35.00	April 19, 2022
NBTS Warrants	125	1.09	June 19, 2025 (i)
Warrants issued for services	6	17.80	January 25, 2023
Warrants issued for services	34	11.70	February 27, 2023
Warrants issued for services	12	9.00	September 15, 2023
Warrants issued for services	2	9.00	October 11, 2023
Warrants issued for services	280	0.75	November 18, 2023
Warrants issued for services	125	0.64	January 20, 2024
Warrants issued for services	330	1.49	September 22, 2023
Warrants issued for services	50	1.82	November 13, 2023
Warrants issued for services	100	1.47	January 20, 2024
Warrants issued for services	70	2.75	February 17, 2024
Warrants issued for services	50	2.38	February 25, 2024
2020 Underwriter Warrants	30	1.15	August 14, 2022
2019 Agent warrants	47	3.88	June 3, 2024
2018 Agent warrants	40	12.50	September 20, 2022
2017 Agent warrants	14	40.60	April 12, 2022
2016 Agent warrants	10	40.00	May 12, 2021
Adgero Warrants	1,206	3.18	April 8, 2021
Adgero Warrants	353	3.18	August 31, 2021
Adgero Warrants	756	3.18	January 17, 2022
	8,226

(i)	NBTS Warrants were issued in connection with respect to the NBTS Loan (note 7).

Series C Preferred Stock Warrants

In connection with the Series C Preferred Stock private placement, the Company issued 2,504 Series C Agent Warrants.  The Series C Agent Warrants have an exercise price of $1,000 per share, provide for a cashless exercise feature, and are exercisable for a period of four years from August 19, 2020. The Series C Preferred Stock issuable upon exercise of the Series C Agent Warrants is convertible into shares of common stock in the same manner as each respective underlying series of outstanding Series C Preferred Stock and will be entitled to the same dividend rights as each respective series.

The Series C Agent Warrants were valued at a total of $3,287 using a binomial pricing model with a risk-free interest rate of 0.27%, a term of 4.0 years, and a volatility of 95.2% to 95.8%.  The estimated volatility of the Company’s common stock at the date of measurement is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the instrument at the valuation date. The expected term has been estimated using the contractual term of the warrant.

The following table sets forth changes in outstanding Series C Agent Warrants:

	Balance June 30, 2020	Number of Warrants Issued	Number of Warrants Exercised	Balance, March 31, 2021	Conversion price $
Issuance of Preferred Series C-1 Agent Warrants	—	1,959	(25)	1,934	1.16
Issuance of Preferred Series C-2 Agent Warrants	—	219	—	219	1.21
Issuance of Preferred Series C-3 Agent Warrants	—	326	(30)	296	1.15
	—	2,504	(55)	2,449

The following table summarizes the Company’s outstanding Series C Agent Warrants as of March 31, 2021:

Series C Agent Warrants	Number	Conversion price $	Number of conversion shares (in thousands)	Cumulative common stock dividends (in thousands)
Series 1	1,934	1.16	1,667	1,167
Series 2	219	1.21	180	126
Series 3	296	1.15	257	180
	2,449		2,104	1,473

9	Supplementary statement of cash flows information

The Company incurred the following non-cash investing and financing transactions (in thousands):

	Nine months ended March 31, 2021	Nine months ended March 31, 2020
Series B Preferred Stock common stock dividend (note 8)	15	6
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance (note 8)	3,181	—
Non-cash issue costs (note 8)	3,287	—
Cashless exercise of Series C warrants (note 8)	71	—
Income taxes paid	—	—
Interest paid	—	—

10	Financial instruments

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. As at March 31, 2021, the Company’s milestone payment liability was measured using level 3 inputs (note 3).

	March 31, 2021
Liability	Level 1	Level 2	Level 3
Milestone payment liability	—	—	202

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, related party payables and loan payable. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments. The fair value of the loan payable is equal to its principal and accrued interest of $523 as of March 31, 2021.

11	Subsequent events

Subsequent to March 31, 2021, the Company’s Board of Directors approved an increase in the Company’s authorized common share capital from 95,000 shares of common stock to 175,000 shares of common stock.  In addition, the Board of Directors approved an increase to the number of shares available under the 2017 Omnibus Equity Incentive Plan from 6,700 shares to 13,000 shares. Both of these matters require stockholder approval at the Company’s annual general meeting of stockholders being held on June 25, 2021.

Warrants

Subsequent to March 31, 2021, 1,206 stock purchase warrants exercisable at $3.18 per share and 10 exercisable at $40 per share expired.

Series C Preferred Stock

Subsequent to March 31, 2021, 125 shares of Series C-1 Preferred Stock were converted into 107,759 shares of common stock, 50 shares of Series C-2 Preferred Stock were converted into 41,188 shares of common stock, and 636 shares of Series C-3 Preferred Stock were converted into 553,047 shares of common stock.

Series B Preferred Stock

On April 29, 2021, all remaining shares of Series B Preferred Stock were converted into shares of common stock as a result of mandatory conversion corresponding to the fifth anniversary of their issuance.  As a result, 601 shares of Series B Preferred Stock were converted into 150 shares of common stock.

Stock Options

Subsequent to March 31, 2021, 75 stock options were issued exercisable at $1.37 per share until April 29, 2031.

The Company has evaluated its subsequent events from March 31, 2021 through the date these condensed consolidated interim financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated interim financial statements other than the items noted above.

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

To date, the COVID-19 pandemic has not caused significant disruption to our Phase 2 clinical studies. Each of our ongoing Phase 2 clinical studies is being conducted at a single site which has reduced the risk of disruption. Patient visits are currently taking place on schedule at the MD Anderson Cancer Center study being conducted in Houston, Texas while patient enrollment and patient treatment for our Phase 2 study being conducted at Sun Yat-sen University Cancer Center in China has been completed. All patients in the China study are currently in the follow-up period of the Phase 2 study.

In addition, thus far, any disruptions to patient treatments have been within allowances under each study protocol. Access to the sites by our clinical monitors has been limited during the COVID-19 pandemic but the recording of study data in both studies and patient treatments at both study sites are being conducted per protocol at this time.

Regarding the VAL-083 study arm of the Global Coalition for Adaptive Research (“GCAR”) registrational Phase 2/3 clinical trial that is currently being conducted at multiple sites in the United States, we have not experienced any significant impacts on patient enrollment or treatment. With respect to the REM-001 drug supply, we are currently experiencing some delays in contract manufacturing schedules and supplies which we attribute to COVID-19.  The current delays could have an impact on our REM-001 program timeline.

We have cash available to fund planned operations into the second quarter of calendar 2022. However, the COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. The ultimate impact of the COVID-19 pandemic on our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and new information which may emerge concerning the severity of the COVID-19 pandemic. We may not be able to raise sufficient additional capital and may tailor our drug candidate development programs based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Recent Highlights

•

On April 10, 2021 at the American Association for Cancer Research (“AACR”) Annual Meeting we announced positive data updates from our ongoing Phase 2 clinical studies in newly-diagnosed first-line, newly-diagnosed adjuvant, and recurrent GBM.

•

On February 17, 2021 we announced the final patient was enrolled in the recurrent arm of our ongoing Phase 2 clinical study of VAL-083 being conducted at the MD Anderson Cancer Center (“MD Anderson”). The recurrent arm of the study addresses patients suffering from GBM who have been pre-treated with temozolomide (“TMZ”) prior to disease recurrence.

•

On January 13, 2021, we announced the initiation of patient recruitment for the VAL-083 study arm of the GCAR registrational Phase 2/3 clinical trial for GBM. The trial, titled GBM AGILE (Glioblastoma Adaptive Global Innovative Learning Environment) Study, is a revolutionary, patient-centered, adaptive platform trial for registration evaluating multiple therapies for patients with newly-diagnosed and recurrent GBM. We also announced that VAL-083 is the only therapeutic agent currently being evaluated in all three GBM patient subtypes: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent.

Private Placement of Series C Preferred Stock

In conjunction with the closing of the Merger, and through a series of three private placement closings, we issued a total of 25,028 shares of Series C Convertible Preferred Stock (the “Series C Stock”) at a purchase price of $1,000 per share for total aggregate gross proceeds of approximately $25,000, or net proceeds of approximately $21,598.  Each closing of the private placement was priced at-the-market under the rules of the Nasdaq Stock Market.

The Series C Stock was issued in three series (C-1, C-2, and C-3) at conversion prices equal to $1.16, $1.214 and $1.15, respectively.   As result, we issued a total of 25,028 shares of Series C Stock, which are convertible into an aggregate of 21,516,484 shares of common stock.  The Series C Stock will be entitled to receive dividends, payable in shares of common stock at a rate of 10%, 15%, 20% and 25% of the number of shares of common stock issuable upon conversion of the Series C Stock, on the 12th, 24th, 36th and 48th month, anniversary of the initial closing of the private placement which occurred on August 19, 2020; provided, that the holder of such shares has not converted the shares of Series C Stock prior to the applicable dividend rate.

In connection with the private placement, we entered into a Placement Agency Agreement (the “Placement Agency Agreement”), with Aegis Capital Corp., which acted as our exclusive placement agent (the “Placement Agent”) for the private placement. Pursuant to the terms of the Placement Agency Agreement, in connection with the three closings of the private placement, we paid the Placement Agent an aggregate cash fee of $2,503, a non-accountable expense allowance of approximately $651 and issued to the Placement Agent, or its designees, warrants to purchase 2,504 shares of Series C Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $1,000 per share, provide for a cashless exercise feature and are exercisable for a period of four years from the date of the initial closing of the private placement. The Series C Stock issuable upon exercise of the Placement Agent Warrants will be convertible into shares of common stock and will be entitled to the same dividend rights as the outstanding Series C Stock. In addition, and as compensation for advisory services rendered in connection with the Merger, we issued 572 shares of common stock to the Placement Agent.

Targeted Clinical Milestones

(calendar quarters)

Below are our completed, planned, or expected milestones for the respective time periods noted:

Q1 2021

•	Commenced Enrollment – GCAR GBM AGILE Registration Study

Q2 2021

•	American Association for Cancer Research Posters – Provided Data Updates for Phase 2 GBM Studies
•	VAL-083: Top Line Results – Phase 2 Recurrent GBM Study

Q3 2021

•	VAL-083: Top Line Results – Phase 2 Adjuvant GBM Study

Q4 2021/Q1 2022

•	REM-001: Enroll first patient – CMBC lead-in study

First Half 2022

•	VAL-083: Graduation from Stage 1 to Stage 2 in the GCAR GBM AGILE Registration Study

Product Pipeline

PRECLINICAL
IND
PHASE 1
PHASE 2
PHASE 3
LEAD INDICATIONS
VAL-083: Glioblastoma multiforme
ODD
FTD
Registrational Study (GCAR/AGILE) in newly-diagnosed and recurrent patients
REM-001: Cutaneous Metastatic Breast Cancer
Fifteen patient confirmatory study leading into Pivotal Study
FOLLOW-ON INDICATIONS
REM-001: Recurrent Basal Cell Carcinoma Nevus Syndrome
ODD
VAL-083: Ovarian Cancer
ODD
ODD = Orphan Drug Designation
FTD = Fast Track Designation

VAL-083

Background

VAL-083 is a first-in-class, small-molecule, DNA-targeting chemotherapeutic that has demonstrated activity against a range of tumor types in prior Phase 1 and Phase 2 clinical studies sponsored by the US National Cancer Institute (“NCI”). “First-in-class” means that VAL-083 embodies a unique molecular structure which is not an analogue, or derivative, of any approved product, or product under development, for the treatment of cancer.   As part of our business strategy, we leverage and build upon these prior NCI investments and data from more than 40 NCI- Phase 1 and Phase 2 clinical studies, which includes an estimated 1,100 patient safety database.

Prior studies of VAL-083 have shown increased median overall survival benefits versus radiation alone validating the positive tumor affecting properties of VAL-083. Our research has highlighted the opportunities afforded by VAL-083’s unique mechanism of action and its potential to address unmet medical needs in a well-defined and acknowledged biomarker selected population within the larger GBM population. Historically, we have focused our development efforts on patients whose tumors exhibit biological features that make them resistant to, or unlikely to respond to, currently available therapies as identified by the National Comprehensive Cancer Network (“NCCN”). For example, our research demonstrating VAL-083’s activity in GBM independent of the O6-methyl guanine methyltransferase (“MGMT”) methylation status has allowed us to focus our Phase 2 study patient selection based on this important biomarker and thus improve the probability of success in our current and future clinical studies.

We are currently conducting two open-label, biomarker-driven, Phase 2 studies in MGMT-unmethylated GBM. MGMT is a DNA-repair enzyme that is associated with resistance to TMZ, the current standard-of-care chemotherapy used in the treatment of GBM. Greater than 60% of GBM patients have MGMT-unmethylated tumors and exhibit a high expression of MGMT, which is correlated with TMZ treatment failure and poor patient outcomes as indicated in the NCCN guidelines for GBM treatment published in September 2017. Our research demonstrates that VAL-083’s anti-tumor activity is independent of MGMT expression. In our current Phase 2 studies we are using MGMT as a biomarker to identify patients for treatment with VAL-083 in three distinct GBM patient populations:

•	MGMT-unmethylated GBM, currently comprising two ongoing, separate Phase 2 clinical studies for:
▪	GBM patients in two study arms at MD Anderson:
•	as adjuvant therapy immediately following concomitant TMZ treatment with chemoradiation in newly-diagnosed GBM patients; and
•	in Avastin®-naïve recurrent GBM patients;

▪	As first-line therapy in newly-diagnosed GBM patients at Sun Yat-sen University Cancer Center (“SYSUCC”).

On June 4, 2020, we accepted an invitation from GCAR to include VAL-083 in GCAR’s GBM AGILE Study, an adaptive clinical study platform for patients with GBM. On October 21, 2020, we announced we had entered into a definitive agreement with GCAR and on January 13, 2021, we announced the initiation of patient recruitment for the VAL-083 study arm of the GBM AGILE Study.  We also announced that VAL-083 is the only therapeutic agent currently being evaluated in all three GBM patient subtypes in the GBM AGILE Study: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent. The GBM AGILE Study employs a cost-efficient, adaptive trial design with a Stage 1 (Phase 2) learning and adapting phase and a Stage 2 (Phase 3) expansion and confirmation phase.

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

GCAR is a 501(c)(3) nonprofit organization uniting physicians, clinical researchers, advocacy and philanthropic organizations, biopharma, health authorities, and other key stakeholders in healthcare to expedite the discovery and development of treatments for patients with rare and deadly diseases by serving as sponsor of innovative and complex trials including master protocols and platform trials. GCAR is the sponsor of GBM AGILE. Key strategic partners for the GBM AGILE trial effort include the National Brain Tumor Society (“NBTS”), National Foundation for Cancer Research, and Asian Fund for Cancer Research.

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

We have a broad patent portfolio to protect our intellectual property. Our patents and patent applications claim methods of use of VAL-083 and related compounds, synthetic methods, and quality controls for the manufacturing process of VAL-083. We believe that our portfolio of intellectual property rights provides a defensible market position for the commercialization of VAL-083. In addition, VAL-083 has been designated by the FDA as an orphan drug under the Orphan Drug Act and the European Medicines Agency (“EMA”) for the treatment of gliomas, including GBM. The FDA has also granted Orphan Drug description to VAL-083 for the treatment of medulloblastoma and ovarian cancer.

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

MGMT-unmethylated GBM

GBM is the most common and the most lethal form of glioma. According to the Central Brain Tumor Registry of the United States, GBM occurs with an incidence of 3.20 per 100,000 person-years. Approximately 13,000 new cases of GBM were diagnosed in the United States and 16,000 in Europe during 2017. Within the GBM patient population, over 60% of patients are unmethylated with respect to their MGMT status.

Measurement of MGMT (O6-methyl guanine methyltransferase) methylation status has become routine in clinical practice as a biomarker that correlates with resistance to the standard-of-care chemotherapy with TMZ (Temodar®), and patient outcomes in GBM. Over 60% of GBM patients’ tumors are characterized as “MGMT-unmethylated” and exhibit a high expression of MGMT, a naturally occurring DNA-repair enzyme, the activity of which nullifies the chemotherapeutic activity of TMZ. The lack of specific therapies for MGMT-unmethylated GBM is a significant unmet medical need. Importantly, the 2017 update to the NCCN guidelines states that the treatment benefit of TMZ is likely to be lower in GBM patients with an unmethylated MGMT promoter.

We have demonstrated that VAL-083’s anti-tumor mechanism is active independent from the MGMT status in vitro. We believe this distinct mechanism of action suggests the potential of VAL-083 as a replacement for the current standard-of-care chemotherapy, temozolomide, in both MGMT methylated and MGMT-unmethylated GBM. We have utilized MGMT-methylation status to identify GBM patients who are unlikely to respond to TMZ and have included only MGMT-unmethylated patients in our current Phase 2 clinical studies of VAL-083. We have recently received approval to treat newly-diagnosed methylated, newly-diagnosed unmethylated, and recurrent GBM patients as part of our treatment arm in the GCAR GBM AGILE study.

We believe that our research, highlights the opportunity for VAL-083 as a potential new standard-of-care in the treatment of both MGMT methylated and MGMT-unmethylated GBM.

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

We have completed enrollment of this study with a total of 29 newly-diagnosed, MGMT-unmethylated GBM patients and we have also completed treatment of the patients on this study. The efficacy endpoints of the study include tumor response, as assessed by the Response Assessment in NeuroOncology (“RANO”), and progression-free survival (“PFS”), progression-free survival at six months (“PFS6”), and overall survival (“OS”), compared to historical results in the target population. The study is being conducted in two parts: (1) Dose-confirmation: VAL-083 in cohorts (20, 30 and 40 mg/m2/day IV daily x 3 every 21 days) to assess safety and activity when administered concurrently with x-ray therapy (“XRT”) to confirm the maximum tolerated dose (“MTD”), and (2) Expansion: VAL-083 will be studied in up to 20 additional patients at the target dose, as determined by the dose-confirmation part of the study, administered concurrently with XRT. Assessments of safety and tolerability will be used to support further clinical development of VAL-083 in combination with radiotherapy. Pharmacokinetic assessments of VAL-083 in plasma and cerebral spinal fluid (“CSF”) will be used to correlate drug exposure in the central nervous system with patient outcomes.

Dose-confirming cohorts studying 20, 30, and 40 mg/m2/day x three every 21 days have been completed. Based on the dose confirmation phase of the study, we have selected 30 mg/m2/day for combination with irradiation for the treatment of newly-diagnosed MGMT-unmethylated GBM patients. This study is fully enrolled at 29 patients.

On April 10, 2021 at the virtual AACR Annual Meeting, we provided an update on patient data as follows:

•

For the 29 patients as of the March 11, 2021 cut-off date, median PFS with VAL-083 is currently 9.3 months (95% confidence interval (“CI”) 6.4-12.0 months).  Additionally, for the 25 patients initially receiving the treatment dose that is being carried forward into the GBM AGILE pivotal Phase 3 study of 30 mg/m2/day on days 1, 2 and 3 of a 21-day cycle, median PFS was reported to be 8.7 months (CI 6.4-12.5 months).

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

Phase 2 Study in MGMT-unmethylated GBM in Collaboration with University of Texas MD Anderson Cancer Center

In February 2017, we initiated a biomarker driven, open-label, single-arm Phase 2 study in collaboration with MD Anderson This biomarker-driven study (testing for MGMT methylation status) has been amended to enroll up to 83 patients (35 with a starting dose of 40 mg/m2/day and 48 with a starting dose of 30 mg/m2/day) to determine the potential of VAL-083 treatment to improve overall survival in GBM patients whose tumors have recurred following treatment with temozolomide. These patients will not have been treated previously with Avastin®. In addition, this study has been amended to add an adjuvant patient arm. This arm will include up to 36 patients previously treated with TMZ in combination with radiation who, rather than being treated with additional cycles of TMZ, will begin treatment with VAL-083.

Recurrent Study Arm

On April 10, 2021 at the virtual AACR Annual Meeting, we provided an update on patient data as follows:

•

For patients in the fully-enrolled recurrent group receiving second-line therapy with VAL-083 following first-line TMZ failure, 89 patients have been enrolled as of the data cut-off of March 12, 2021 with 35 patients (35 efficacy evaluable) having received an initial dose of 40 mg/m2/day and 54 (48 efficacy evaluable) having received the planned Phase 3 initial dose of 30 mg/m2/day (on days 1, 2 and 3 of a 21-day cycle).

•	The median overall survival (“mOS”) for the 83 efficacy evaluable patients who have completed at least one cycle of treatment was 7.5 months (CI 6.0-9.0 months).
•

For the 48 efficacy evaluable patients initially receiving the intended treatment dose that is being carried forward in the GBM AGILE pivotal study (30 mg/m2/day on days 1, 2 and 3 of a 21-day cycle), mOS is currently 7.9 months (CI 5.9-9.9 months) as of the March 12, 2021 cut-off date.

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

Newly-Diagnosed Adjuvant Study Arm

On July 24, 2019, we announced the enrollment of the first patient in the newly-diagnosed adjuvant arm of the Phase 2 study being conducted at MD Anderson. The newly-diagnosed adjuvant arm was originally planned for 24 patients, but based on encouraging outcomes, we increased the newly-diagnosed adjuvant arm enrollment from the originally planned 24 patients to include up to 12 additional patients. These patients will have had initial cycles of temozolomide concomitant with radiation but will not have yet started subsequent cycles of TMZ (i.e., maintenance stage TMZ patients).

On April 10, 2021 at the virtual AACR Annual Meeting, we provided an update on patient data as follows:

•	As of the data cut-off date of March 12, 2021, for the 33 efficacy evaluable patients (of a planned up to 36 patients) median PFS is currently 10.0 months (CI 8.2-10.8).

While this is not a head-to-head study, this PFS data compares favorably to historical TMZ control data of 5.3 months and 6.9 months as indicated by published data from Hegi et al. (2005 - New England Journal of Medicine) and Tanguturi et al. (2017 – NeuroOncology), respectively.

As noted above, patients in the recurrent arm of the MD Anderson clinical study have been heavily pre-treated with temozolomide. Based on published data from our MD Anderson and SYSUCC clinical studies, we believe there is a significant opportunity to treat GBM patients in the pre-temozolomide maintenance stage (i.e., adjuvant). We have previously reported that myelosuppression (thrombocytopenia and neutropenia) is the most common adverse event associated with VAL-083.

A detailed description of this study can be found at clinicatrials.gov, Identifier Number: NCT02717962.

Safety Across Studies

Consistent with prior studies, myelosuppression is the most common adverse event with VAL-083 in both the recurrent GBM and adjuvant treatment setting at MD Anderson. In the 30 mg/m2/day starting dose cohort (the dose being studied in the GBM AGILE Study) seven subjects have experienced a serious adverse event (“SAE”) possibly related to VAL-083 in the recurrent group and one patient has experienced a possibly drug-related SAE in the adjuvant group as of the relevant data cut-off dates.

In the newly-diagnosed study being conducted at SYSUCC, three subjects have experienced an SAE possibly related to VAL-083. Multiple treatment cycles of VAL-083 at the 30 mg/m2/day dose in combination with standard radiation treatment (2 Gy/day, 5 days/week) were shown to be generally safe and well-tolerated. This study has been fully enrolled, and all patients have completed treatment with VAL-083 and are currently in follow-up.

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

In October 2017, we held a Type B face-to-face guidance meeting with the FDA that was primarily focused on the design of a Phase 3 study in CMBC. Then, in May 2018, we held a Type B end-of-phase 2 meeting with the FDA that focused on our plans for addressing CMC and device topics related to our CMBC effort. In these interactions, the FDA provided guidance on a number of clinical parameters it would like us to measure in the planned clinical study, and on the associated CMC and device plans. Based on the FDA’s responses, we plan to conduct an initial open-label 15 patient study in CMBC to confirm the planned dose and optimized trial design followed by a Phase 3 clinical study to test the safety and efficacy of REM-001 Therapy for marketing approval. In June 2018, we submitted to the FDA a Phase 3 protocol and statistical analysis plan incorporating feedback received from FDA at the October 2017 meeting. We have also undertaken extensive discussions with clinical research organizations to carry out this study and have received detailed proposals from five of these organizations. Since our May 2018 meeting, we have engaged a contract manufacturer who has manufactured the starting material for our API and manufactured two API lots under GMP. We are currently planning to undertake GMP manufacturing of finished drug product for use in the initial planned clinical study. Drug substance and drug product manufacturing, and associated analytical methods, are currently being optimized for Phase 3.

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

REM-001 has been shown to induce apoptosis and, in treating an aspect of AMD, to have anti-angiogenesis properties. REM-001 is a second-generation photosensitizer drug designed with the following attributes to overcome several of the shortcomings of earlier, first generation photosensitizer drugs:

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

Current and Experimental Treatments for CMBC

As with many cancers, the current standard treatment for CMBC is surgical excision. However, this is often not feasible due to the extent of the tumor field or the condition of the skin, particularly in patients who have had radiation therapy. A number of other therapies have been used on patients with CMBC, including various forms of chemotherapy, radiation therapy, hyperthermia, cryotherapy, electro-chemotherapy, topical drugs and intra-lesional chemotherapy injections. Researchers have also attempted to combine therapies in an effort to improve efficacy. However, we believe that these therapies are often inadequate given the limited efficacy, toxicities and/or side effects of each. The side effects associated with therapies may be particularly difficult for patients who may have already experienced extensive surgery along with a full course of radiation and/or systemic chemotherapy. Also, the fact that CMBC tumors continue to develop following these therapies is a signal that the tumor cells may have developed a resistance to some of these approaches. Based on our discussions with clinicians and literature reviews, and the March 3, 2017 response from FDA, we believe that treatment of unresectable CMBC tumors is a largely unmet medical need, particularly in patients who have already received extensive radiation and chemotherapy.

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

We believe that the data from these studies show that REM-001 Therapy is promising for the treatment of CMBC. However, because there are no approved therapies for CMBC, we have no basis for comparing these results to existing therapies. Based on the FDA’s March 3, 2017 response, we believe the FDA will view these results as supportive data and our plan is to conduct an initial open-label 15 patient study in CMBC to confirm planned dose and optimized trial design, followed by a pivotal Phase 3 study to support an NDA.

The figure below shows the results of our initial preliminary analysis of Miravant clinical data and depicts the percentage of evaluable lesions in each Miravant CMBC Study for which there was a complete response; i.e., where all visible clinical evidence of the tumor is gone after treatment with REM-001 Therapy.

Clinical Development Plans

CMBC

Our plan is to conduct an initial open-label, 15 patient study in CMBC to confirm planned dose and optimized trial design followed by a Phase 3 clinical study in CMBC.  In June 2018, we submitted to the FDA a Phase 3 protocol and statistical analysis plan incorporating feedback received from the FDA at our October 2017 meeting.

At this time, we estimate the necessary pivotal study design will be a Phase 3 multi-center study that would enroll approximately 100-150 CMBC patients who have received prior radiation therapy and chemotherapy. This study design incorporates input from the FDA with the goal of gaining expedited development and review through one or more of the FDA’s expedited programs. Following our meeting with the FDA, we undertook further analysis of the original Miravant study data and concluded that the data may support use of a lower dose than Miravant used in its original study design. Use of such a lower dose may have potential benefits including faster post-treatment healing and response assessment and lower drug exposure. Based on this analysis and discussions with regulatory and clinical consultants, including prior FDA employees or consultants, and clinical research organizations, we plan to add a preliminary confirmatory element to our Phase 3 study, or, if it provides a faster pathway, we may formally structure this as a standalone Phase 2 study. This confirmatory element anticipates treating up to 15 patients at a lower dose than used by Miravant. Patients treated in this confirmatory phase will not be included in the pivotal study efficacy population but their results should provide an indication that a lower dose may be as effective as the original Miravant dose and they may be used to provide a further preliminary confirmation of the potential of REM-001 Therapy in CMBC and if the results are sufficiently compelling, we may use them as guidance for the use of a slightly lowered dose in the pivotal study. This confirmatory phase was included in the protocol submitted to FDA in June 2018 and we have not received comment on this from FDA although based on guidance from our regulatory consultants we believe the FDA will be supportive of this design.

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

Outstanding Securities

As of May 11, 2021, we had 32,618 shares of common stock issued and outstanding, outstanding warrants to purchase 7,021 shares of common stock, warrants to purchase 2,449 shares of our Series C Preferred Stock that upon exercise are convertible into 2,104 shares of common stock, outstanding stock options to purchase 6,528 shares of common stock, 20,092 outstanding shares of Series C Preferred Stock that are convertible into 17,296 shares of common stock.  All common stock warrants and stock options are convertible, or exercisable into, one share of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $1.16 per share (Series C-1), $1.214 per share (Series C-2) or $1.15 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at March 31, 2021 and June 30, 2020 is the US$. The following tables represent selected financial information for us for the periods presented. All amounts in the remainder of this MD&A are expressed in thousands, except par value and per share amounts, unless otherwise noted.

Selected Balance Sheet Data

	March 31, 2021 $	June 30, 2020 $
	(in thousands)
Cash and cash equivalents	15,718	2,392
Working capital	14,055	176
Total assets	18,853	2,938
Total stockholders’ equity	16,118	263

Selected Statement of Operations Data

For the three months ended

	March 31, 2021	March 31, 2020
	$	$
	(in thousands, except per share data)
Expenses
Research and development	3,843	899
General and administrative	2,762	1,077
	6,605	1,976
Other (income) loss
Foreign exchange	1	(2)
Amortization of deferred loan costs	23	—
Interest expense	7	—
Interest income	(1)	(17)
	30	(19)
Net loss for the period	6,635	1,957
Series A Preferred cash dividend	2	2
Series B Preferred stock dividend	6	1
Net loss for the period attributable to common stockholders	6,643	1,960
Basic and fully diluted weighted average number of shares	29,273	11,417
Basic and fully diluted loss per share	0.23	0.17

For the nine months ended

	March 31, 2021	March 31, 2020
	$	$
	(in thousands, except per share data)
Expenses
Research and development	7,784	2,332
General and administrative	7,091	3,045
Merger costs	500	—
In-process research and development	16,094	—
	31,469	5,377
Other (income) loss
Foreign exchange	3	—
Amortization of deferred loan costs	74	—
Interest expense	23	—
Interest income	(3)	(74)
	97	(74)
Net loss for the period	31,566	5,303
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	3,181	—
Series A Preferred cash dividend	6	6
Series B Preferred stock dividend	15	6
Net loss for the period attributable to common stockholders	34,768	5,315
Basic and fully diluted weighted average number of shares	23,701	10,117
Basic and fully diluted loss per share	1.47	0.52

Expenses, net of non-cash, share-based compensation expense – non-GAAP

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

For the three months ended

	March 31, 2021 $	March 31, 2020 $
	(in thousands)
Research and development - GAAP	3,843	899
Less: non-cash, share-based compensation expense	(508)	(27)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	3,335	872
General and administrative - GAAP	2,762	1,077
Less: non-cash, share-based compensation expense	(1,420)	(172)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	1,342	905

For the nine months ended

	March 31, 2021 $	March 31, 2020 $
	(in thousands)
Research and development - GAAP	7,784	2,332
Less: non-cash, share-based compensation expense	(1,171)	(67)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	6,613	2,265
General and administrative - GAAP	7,091	3,045
Less: non-cash, share-based compensation expense	(3,515)	(385)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	3,576	2,660

Results of Operations

Comparison of the three months ended March 31, 2021 and March 31, 2020

	Three months ended
	March 31, 2021 $	March 31, 2020 $	Change $	Change %
	(in thousands)
Expenses
Research and development	3,843	899	2,944	327
General and administrative	2,762	1,077	1,685	156
	6,605	1,976	4,629
Other (income) loss
Foreign exchange	1	(2)	3	(150)
Amortization of deferred loan costs	23	—	23	—
Interest expense	7	—	7	—
Interest income	(1)	(17)	16	(94)
	30	(19)	49
Net loss	6,635	1,957	4,678

Research and Development

Research and development expenses increased to $3,843 for the three months ended March 31, 2021 from $899 for the three months ended March 31, 2020. The increase was largely attributable to higher clinical development, non-cash, share-based compensation expenses, and personnel costs incurred during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Clinical development costs have increased in the current quarter compared to the prior quarter largely due to costs related to the GCAR GBM AGILE Study.  Patient recruitment for this study commenced in January 2021, so ongoing study costs, including patient enrollment, were incurred during the three months ended March 31, 2021 but were not incurred during the three months ended March 31, 2020.   In addition, with the acquisition of the REM-001 technology as part of the Adgero merger that closed in August 2020, costs relating to clinical development and drug manufacturing activity have been incurred in the current quarter and not in the corresponding quarter of the prior period. We expect our research and development costs to be higher in fiscal year 2021 than fiscal year 2020 as our GCAR GBM AGILE Study continues and we incur costs related to the development of REM-001.

Non-cash, share-based compensation expense increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to the recognition of compensation expense for stock options granted in September 2020.  Personnel costs have increased in the current quarter compared to the prior quarter due to the addition of staff from the Adgero transaction.

General and Administrative

General and administrative expenses were $2,762 for the three months ended March 31, 2021 compared to $1,077 for the three months ended March 31, 2020. A significant portion of the increase was due to higher non-cash, share-based compensation expenses, personnel, and office and sundry costs incurred in the current three months compared to the prior three months.

Non-cash, share-based compensation expense increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to the recognition of compensation expense for stock options granted in September 2020 as well as due to warrants issued for professional services. Personnel costs have increased in the current quarter compared to the prior quarter due to the addition of staff from the Adgero transaction.  Office and sundry expenses have increased in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 largely due to higher directors’ and officers’ liability insurance.

Preferred Share Dividends

For each of the three months ended March 31, 2021 and 2020, we recorded $2 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

During the three months ended March 31, 2021, we issued 3 (2020 – 4) shares of common stock as a dividend on the Series B Preferred stock and recognized $6 (2020 - $1) as a direct increase in accumulated deficit.

Comparison of the nine months ended March 31, 2021 and March 31, 2020

	Nine months ended
	March 31, 2021 $	March 31, 2020 $	Change $	Change %
	(in thousands)
Expenses
Research and development	7,784	2,332	5,452	234
General and administrative	7,091	3,045	4,046	133
Merger costs	500	—	500	—
In-process research and development	16,094	—	16,094	—
	31,469	5,377	26,092
Other (income) loss
Foreign exchange	3	—	3	—
Amortization of deferred loan costs	74	—	74	—
Interest expense	23	—	23	—
Interest income	(3)	(74)	71	(96)
	97	(74)	171
Net loss	31,566	5,303	26,263

Research and Development

Research and development expenses increased to $7,784 for the nine months ended March 31, 2021 from $2,332 for the nine months ended March 31, 2020. The increase was largely attributable to higher clinical development, non-cash, share-based compensation expenses, and personnel costs incurred during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020.

Clinical development costs have increased in the current period compared to the prior period largely due to the start-up and patient enrollment costs related to the GCAR GBM AGILE Study.  Patient recruitment commenced in January 2021 so there were costs incurred in order to prepare the study for commencement as well as patient recruitment and enrollment.  In addition, with the acquisition of the REM-001 technology as part of the Adgero merger, costs relating to clinical development and drug manufacturing activity have been incurred during the nine months ended March 31, 2021 that were not incurred during the nine months ended March 31, 2020. We expect our research and development costs to be higher in fiscal year 2021 than fiscal year 2020 as our GCAR GBM AGILE Study continues and we incur costs related to the development of REM-001.

Non-cash, share-based compensation expense increased for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, due to the recognition of compensation expense for stock options granted in September 2020.  Personnel costs have increased in the current period compared to the prior period due to the addition of staff from the Adgero transaction.

General and Administrative

General and administrative expenses were $7,091 for the nine months ended March 31, 2021 compared to $3,045 for the nine months ended March 31, 2020. A significant portion of the increase was due to higher non-cash, share-based compensation expense, personnel, office and sundry expenses, and professional fees incurred in the current nine months compared to the prior nine months.

Non-cash, share-based compensation expense increased for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, due to the recognition of compensation expense for stock options granted in September 2020 as well as due to the acceleration of vesting of certain stock options granted in a prior period.  In addition, non-cash, share-based compensation expense increased due to the issuance of warrants for professional services.

Personnel costs have increased in the current period compared to the prior period due to the addition of staff from the Adgero transaction. Office and sundry increased in the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020 due primarily to costs of higher directors’ and officers’ liability insurance. Professional fees increased during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020 primarily due to higher legal and accounting fees in the current period.

Merger Costs

Merger costs of $500 relate to expenditures with respect to the Adgero transaction and have been expensed.

Acquired In-Process Research and Development Expense

We acquired in-process research and development assets in connection with our merger with Adgero. As the acquired in-process research and development assets were deemed to have no current or alternative future use, an expense of $16,094 was recognized in the condensed consolidated interim statements of operations for the nine month period ended March 31, 2021.

Preferred Share Dividends

For each of the nine months ended March 31, 2021 and 2020, we recorded $6 related to the dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

During the nine months ended March 31, 2021, we issued 10 (2020 – 12) shares of common stock as a dividend on the Series B Preferred stock and recognized $15 (2020 - $6) as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Nine months ended March 31, 2021 compared to the nine months ended March 31, 2020

	March 31, 2021 $	March 31, 2020 $	Change $	Change %
	(in thousands)
Cash flows from operating activities	(14,171)	(5,350)	(8,821)	165
Cash flows from investing activities	964	—	964	—
Cash flows from financing activities	26,533	6,604	19,929	302

Operating Activities

Net cash used in operating activities increased to $14,171 for the nine months ended March 31, 2021 from $5,350 for the nine months ended March 31, 2020. During the nine months ended March 31, 2021 and 2020, we reported net losses of $31,566 and $5,303, respectively. Partially offsetting the higher loss in the current period compared to the prior period was the recognition of $16,094 of acquired in-process research and development expense related to the Adgero merger.  Additional changes in adjustments to reconcile net loss to net cash used in operating activities for the nine months ended March 31, 2021 included stock option expense of $4,248 being recognized during the current period compared to $307 in the prior period. The most significant change in working capital for the nine months ended March 31, 2021 was from a use of cash due to an increase prepaid expenses and deposits related primarily to a $2,600 payment to GCAR for study initiation and patient recruitment. The most significant change in working capital for the nine months ended March 31, 2020 was cash used as a reduction in accounts payable and accrued liabilities of $659.

Investing Activities

As part of the Adgero merger that closed on August 19, 2020, we acquired $969 in cash. There were no investing activities during the nine months ended March 31, 2020.

Financing Activities

During the nine months ended March 31, 2021, we received approximately $21,600 in net proceeds from the completion of a private placement of Series C Preferred stock and $4,399 from the cash exercise of stock purchase warrants.  Also, during the nine months ended March 31, 2021, we received proceeds from the NBTS Loan of $500.

During the nine months ended March 31, 2020, we received $6,583 in net proceeds from the completion of an underwritten public offering by us of common stock, pre-funded warrants, and common stock purchase warrants. Additionally, we received $27 pursuant to the exercise of warrants in the current period.

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

For the nine months ended March 31, 2021, we reported a loss of $31,566 and a negative cash flow from operations of $14,171. We had an accumulated deficit of $104,489 and had cash and cash equivalents of $15,718 as of March 31, 2021. We are in the clinical stage and have not generated any revenues to-date. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. In the near future, we will require additional funding to maintain our clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of the condensed consolidated interim financial statements.

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

Stock options

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award.  Prior to our adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period.  For the nine-months ended March 31, 2021 and 2020, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For the nine-months ended March 31, 2021 and 2020, we utilized the plain vanilla method to determine the expected life of stock options.  These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, we issued 3,428 shares of common stock as dividends on our outstanding shares of Series B Preferred Stock.  In addition, we issued 220,000 stock purchase warrants for services.  The warrants have exercise prices ranging from $1.474 to $2.75 per share.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

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

Kintara Therapeutics, Inc.

Date: May 13, 2021	By:	/s/ Saiid Zarrabian
Saiid Zarrabian
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)