Form 10-K
period 2021-06-30
Kintara Therapeutics, Inc.
filed 2021-09-28
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) ☐ Yes   ☒ No

As of December 31, 2020, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of our common stock of $1.28 was approximately $26.9 million. For purposes of the above statement only, all directors, named executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of September 28, 2021 was 43,174,989.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2021

i

PART I

Item 1. Business.

Background

Kintara Therapeutics, Inc. (“Kintara”) is a clinical stage, biopharmaceutical company focused on the development and commercialization of new cancer therapies.

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

We are the parent company of Del Mar Pharmaceuticals (BC) Ltd. (“Del Mar (BC)”), a British Columbia, Canada corporation, Adgero, and Adgero Biopharmaceuticals, Inc (“Adgero Biopharma”). We are also the parent company to 0959454 B.C. Ltd. (“Callco”), and 0959456 B.C. Ltd. (“Exchangeco”) which are British Columbia, Canada corporations.

References to “we”, “us”, and “our”, refer to Kintara and our wholly-owned subsidiaries, Del Mar (BC), Adgero, Adgero BioPharma, Callco and Exchangeco.

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

Recent Highlights

•

On September 23, 2021, we entered into securities purchase agreements with certain institutional investors pursuant to which, on September 28, 2021, we issued an aggregate of 7,200,000 shares of common stock, pre-funded warrants to purchase 4,800,000 shares of common stock and warrants to purchase 12,000,000 shares of common stock for approximately $15 million in gross proceeds, before placement agent fees and other offering expenses payable by us. The warrants have an exercise price of $1.25 per share and expire on March 28, 2025. The offering was priced at a premium to market. We estimate that the financing will provide sufficient funding through stage 1 of our Global Coalition for Adaptive Research (“GCAR”) registrational Phase 2/3 clinical study for GBM, which could result in graduation to the final confirmatory stage, the potentially NDA enabling portion of this study.

•

On September 22, 2021, we reported positive topline data for the adjuvant arm of our open-label, Phase 2 clinical study of our lead compound, VAL-083, that was conducted at the MD Anderson Cancer Center (“MD Anderson”) in Houston, Texas.  The Phase 2 study was a two-arm, biomarker-driven study testing VAL-083 in GBM patients who have an unmethylated promoter of the methylguanine DNA-methyltransferase (“MGMT”) gene. The adjuvant arm of the study investigated newly-diagnosed patients suffering from GBM receiving VAL-083 in place of standard of care temozolomide (“TMZ”) as adjuvant therapy following surgery and chemoradiation TMZ.

•

On August 17, 2021, we announced that 26 clinical sites in the United States had been activated for our GCAR registrational Phase 2/3 clinical study for GBM. The study, titled GBM AGILE (Glioblastoma Adaptive Global Innovative Learning Environment) Study, is a revolutionary, patient-centered, adaptive platform study for registration evaluating multiple therapies for patients with newly-diagnosed and recurrent GBM.

•

On July 1, 2021, we announced positive top line data results from the recurrent arm of our open-label, Phase 2 clinical study of our lead compound, VAL-083, being conducted at MD Anderson. The recurrent arm of the study addressed patients who had been pre-treated with temozolomide prior to disease recurrence.

•	On June 7, 2021, we announced that effective June 28, 2021 we were added to the Russell Microcap Index. This milestone took place at the conclusion of the 2021 Russell Indexes' annual reconstitution.
•

On April 10, 2021, at the American Association for Cancer Research (“AACR”) Annual Meeting we announced positive data updates from our ongoing Phase 2 clinical studies in newly-diagnosed first-line, newly-diagnosed adjuvant, and recurrent GBM.  This update included top-line results for our newly-diagnosed first-line Phase 2 study being conducted in China at Sun Yat-sen University Cancer Center (SYSUCC”).

•

On January 13, 2021, we announced the initiation of patient recruitment for the VAL-083 study arm of the GBM AGILE registrational Phase 2/3 clinical study for GBM. We also announced that VAL-083 is the only therapeutic agent currently being evaluated in all three GBM patient subtypes: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent.

Targeted Clinical Milestones

(calendar quarters)

Below are our completed, planned, or expected milestones for the respective time periods noted:

Q1 2021

•	Commenced enrollment – GCAR GBM AGILE registration study ✓

Q2 2021

•	American Association for Cancer Research posters – provided data updates for Phase 2 GBM studies ✓
•	VAL-083: reported top line results for Phase 2 recurrent GBM study ✓

Q3 2021

•	VAL-083: announced top line results for Phase 2 newly-diagnosed, adjuvant GBM study ✓

Q2 2022

•	REM-001: enroll first patient – CMBC fifteen patient confirmatory study leading into pivotal study

Q3 2022

•	VAL-083: GCAR GBM AGILE registration study graduation from Stage 1 (safety and efficacy: 100-150 patients) to Stage 2 (confirmatory: 50 additional patients)

Product Pipeline

VAL-083

Background

VAL-083 is a first-in-class, small-molecule, DNA-targeting chemotherapeutic that has demonstrated activity against a range of tumor types in prior Phase 1 and Phase 2 clinical studies sponsored by the US National Cancer Institute (“NCI”). “First-in-class” means that VAL-083 embodies a unique molecular structure which is not an analogue, or derivative, of any approved product, or product under development, for the treatment of cancer.   As part of our business strategy, we leverage and build upon these prior NCI investments and data from more than 40 NCI- Phase 1 and Phase 2 clinical studies, which includes an estimated 1,200 patient safety database.

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

In GBM, we are part of the GBM AGILE Study which is a registrational Phase 2/3 clinical study for GBM. The study is a revolutionary, patient centered, adaptive platform study for registration evaluating multiple therapies for patients with newly-diagnosed and recurrent GBM. VAL-083 is currently the only therapeutic agent being evaluated in all three GBM patient subtypes in this study: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent.

We have also completed two open-label, biomarker-driven, Phase 2 studies in MGMT-unmethylated GBM. MGMT is a DNA-repair enzyme that is associated with resistance to TMZ, the current standard-of-care chemotherapy used in the treatment of GBM. Greater than 60% of GBM patients have MGMT-unmethylated tumors and exhibit a high expression of MGMT which is correlated with TMZ treatment failure and poor patient outcomes as indicated in the current NCCN guidelines for GBM treatment. Our research demonstrates that VAL-083’s anti-tumor activity is independent of MGMT expression. In our completed Phase 2 studies we used MGMT as a biomarker to identify patients for treatment with VAL-083 in three distinct GBM patient populations:

•	MGMT-unmethylated GBM comprising two separate Phase 2 clinical studies for:
▪	GBM patients in two study arms at MD Anderson:

•	as adjuvant therapy immediately following concomitant TMZ treatment with chemoradiation in newly-diagnosed GBM patients; and
•	in Avastin®-naïve recurrent GBM patients;
▪	As first-line therapy in newly-diagnosed GBM patients at SYSUCC.

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

MGMT-unmethylated GBM

GBM is the most common and the most lethal form of glioma. Approximately 30,000 new cases of GBM are diagnosed per year in the United States and Europe combined. Within the GBM patient population, over 60% of patients are unmethylated with respect to their MGMT status.

Measurement of MGMT (O6-methyl guanine methyltransferase) methylation status has become routine in clinical practice as a biomarker that correlates with resistance to the standard-of-care chemotherapy with TMZ (Temodar®), and patient outcomes in GBM. Over 60% of GBM patients’ tumors are characterized as “MGMT-unmethylated” and exhibit a high expression of MGMT, a naturally occurring DNA-repair enzyme, the activity of which nullifies the chemotherapeutic activity of TMZ. The lack of specific therapies for MGMT-unmethylated GBM is a significant unmet medical need. Current NCCN guidelines state that the treatment benefit of TMZ is likely to be lower in GBM patients with an unmethylated MGMT promoter.

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

We believe that our research highlights the opportunity for VAL-083 as a potential new standard-of-care in the treatment of both MGMT methylated and MGMT-unmethylated GBM.

VAL-083 Clinical Studies

GBM AGILE

On June 4, 2020, we accepted an invitation from GCAR to include VAL-083 in GCAR’s GBM AGILE Study, an adaptive clinical study platform for patients with GBM. On October 21, 2020, we announced we had entered into a definitive agreement with GCAR and on January 13, 2021, we announced the initiation of patient recruitment for the VAL-083 study arm of the GBM AGILE

Study.  We also announced that VAL-083 is the only therapeutic agent currently being evaluated in all three GBM patient subtypes in the GBM AGILE Study: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent. The GBM AGILE Study employs a cost-efficient, adaptive study design with a Stage 1 (Phase 2) learning and adapting phase and a Stage 2 (Phase 3) expansion and confirmation phase. On August 17, 2021, we announced that 26 clinical sites in the United States had been activated for this study. GCAR plans to enroll 150-200 patients in the Kintara arm of the study at over 40 sites in the U.S. and Canada with potential to increase this total to 65 clinical study centers worldwide.

GBM AGILE is an international, innovative platform study designed to more rapidly identify and confirm effective therapies for patients with glioblastoma through response adaptive randomization and a seamless phase 2/3 design.  The study, conceived by over 130 key opinion leaders, is conducted under a master protocol, allowing multiple therapies or combinations of therapies from different pharmaceutical partners to be evaluated simultaneously.  With its innovative design and efficient operational infrastructure, we believe data from the GBM AGILE Study can be used as the foundation for a New Drug Application (“NDA”) and biologics license application submissions and registrations to the U.S. Food and Drug Administration (“FDA”) and other health authorities.

GCAR is a 501(c)(3) nonprofit organization uniting physicians, clinical researchers, advocacy and philanthropic organizations, biopharma, health authorities, and other key stakeholders in healthcare to expedite the discovery and development of treatments for patients with rare and deadly diseases by serving as sponsor of innovative and complex studies including master protocols and platform studies. GCAR is the sponsor of GBM AGILE. Key strategic partners for the GBM AGILE study effort include the National Brain Tumor Society (“NBTS”), National Foundation for Cancer Research, and Asian Fund for Cancer Research.

Phase 2 Study in Newly-Diagnosed MGMT-unmethylated GBM

In September 2017, we initiated a single arm, biomarker driven, open-label Phase 2 study in newly-diagnosed MGMT-unmethylated GBM patients at SYSUCC in Guangzhou, China. The study was conducted under our collaboration agreement with Guangxi Wuzhou Pharmaceutical Company.

In this Phase 2 study, VAL-083 was combined with radiotherapy as a potential replacement for standard-of-care chemoradiation with temozolomide in patients with MGMT-unmethylated GBM. The goals of the study were to confirm the safety of the three-day VAL-083 dosing regimen in combination with radiotherapy and to investigate efficacy outcomes of the combination of VAL-083 and radiotherapy in MGMT-unmethylated GBM patients.

We have completed enrollment of this study with a total of 29 newly-diagnosed, MGMT-unmethylated GBM patients and we have also completed treatment of the patients on this study. The efficacy endpoints of the study include tumor response, as assessed by the Response Assessment in NeuroOncology (“RANO”), and progression-free survival (“PFS”), progression-free survival at six months (“PFS6”), and overall survival (“OS”), compared to historical results in the target population. The study was conducted in two parts: (1) Dose-confirmation: VAL-083 in cohorts (20, 30 and 40 mg/m2/day IV daily x 3 every 21 days) to assess safety and activity when administered concurrently with x-ray therapy (“XRT”) to confirm the maximum tolerated dose (“MTD”), and (2) Expansion: VAL-083 was studied in 20 additional patients at the target dose, as determined by the dose-confirmation part of the study, administered concurrently with XRT. Assessments of safety and tolerability were used to support further clinical development of VAL-083 in combination with radiotherapy. Pharmacokinetic assessments of VAL-083 in plasma and cerebral spinal fluid (“CSF”) were used to correlate drug exposure in the central nervous system with patient outcomes.

Dose-confirming cohorts studying 20, 30, and 40 mg/m2/day x three every 21 days have been completed. Based on the dose confirmation phase of the study, we have selected 30 mg/m2/day for combination with irradiation for the treatment of newly-diagnosed MGMT-unmethylated GBM patients. This study is fully enrolled at 29 patients.

On April 10, 2021 at the virtual AACR Annual Meeting, we provided top-line results on patient data as follows:

•

For the 29 patients as of the March 11, 2021 cut-off date, median PFS with VAL-083 was 9.3 months (95% confidence interval (“CI”) 6.4-12.0 months).  Additionally, for the 25 patients initially receiving the treatment dose that is being carried forward into the GBM AGILE pivotal Phase 3 study of 30 mg/m2/day on days 1, 2 and 3 of a 21-day cycle, median PFS was reported to be 8.7 months (CI 6.4-12.5 months).

While this was not a head-to-head study, this PFS data compares favorably to historical TMZ control data.  Published data from Hegi et al. (2005 - New England Journal of Medicine) and Tanguturi et al. (2017 - NeuroOncology) indicates that MGMT-unmethylated patients receiving the current standard of care have a median PFS of 5.3 months and 6.9 months, respectively.  Multiple treatment cycles of VAL-083 at the 30 mg/m2/day dose in combination with standard radiation treatment (2 Gy/day, 5 days/week) was shown to be generally safe and well-tolerated.

Phase 2 Study in MGMT-unmethylated GBM in Collaboration with University of Texas MD Anderson Cancer Center

In February 2017, we initiated a biomarker driven, open-label, single-arm Phase 2 study in collaboration with MD Anderson for recurrent GBM patients.  This biomarker-driven study (testing for MGMT methylation status) has been completed. The study enrolled a total of 89 patients with 35 patients (35 efficacy evaluable) initially receiving a dose of VAL-083 at 40 mg/m2/day, and 54 patients (48 efficacy evaluable) initially receiving the treatment dose of 30 mg/m2/day on days 1, 2 and 3 of a 21-day cycle. This 30 mg dose corresponds to the dose being studied in the currently enrolling VAL-083 study arm of the GBM AGILE study.

The study was designed to determine the potential of VAL-083 treatment to improve overall survival in GBM patients whose tumors have recurred following treatment with temozolomide. These patients will not have been treated previously with Avastin®.

Recurrent Study Arm

On July 1, 2021 we reported topline patient data as follows:

•	Median overall survival (mOS) for the 48 efficacy evaluable patients initially receiving the treatment dose of 30 mg/m2/day was 8.0 months (95% CI 5.9-9.9 months); and
•	For the 83 efficacy evaluable patients who have completed at least one cycle of treatment mOS was 7.5 months (CI 6.1-9.0 months).

While this was not a head-to-head study, historically, lomustine, which is the most commonly used chemotherapy for these patients, has demonstrated mOS of 7.2 months as indicated by published data from Wick et al. (2017 – New England Journal of Medicine).

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

On September 22, 2021 we reported topline data as follows:

•	PFS for the 36 efficacy evaluable patients is 10.0 months (95% CI 8.2-10.8); and
•	mOS for the 36 efficacy evaluable patients is 16.5 months (CI 13.3-19.3 months).

While this was not a head-to-head study, this PFS data compares favorably to historical TMZ control data of 5.3 months and 6.9 months as indicated by published data from Hegi et al. (2005 - New England Journal of Medicine) and Tanguturi et al. (2017 – NeuroOncology), respectively.

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

Safety Across Studies

Consistent with prior studies, myelosuppression was the most common adverse event with VAL-083 in both the recurrent GBM and adjuvant treatment setting at MD Anderson. In the 30 mg/m2/day starting dose cohort (the dose being studied in the GBM AGILE Study) five subjects have experienced a serious adverse event (“SAE”) possibly related to VAL-083 in the recurrent group and one patient has experienced a possible drug-related SAE in the newly-diagnosed adjuvant group as of the relevant data cut-off dates.

In the newly-diagnosed first-line study being conducted at SYSUCC, three subjects have experienced an SAE possibly related to VAL-083. Multiple treatment cycles of VAL-083 at the 30 mg/m2/day dose in combination with standard radiation treatment (2 Gy/day, 5 days/week) were shown to be generally safe and well-tolerated. This study has been fully enrolled, and all patients have completed treatment with VAL-083 and are currently in follow-up.

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

VAL-083 Target Markets

VAL-083 target markets	Estimated Global Sales
Glioblastoma multiforme by 2027	>$1.0B1
Ovarian cancer by 2028	>$6.0B1
Non-small cell lung cancer by 2027	>$22.0B2

Sources: 1 - GlobalData; 2 - iHealthcareAnalyst.

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

In October 2017, we held a Type B face-to-face guidance meeting with the FDA that was primarily focused on the design of a Phase 3 study in CMBC. Then, in May 2018, we held a Type B end-of-phase 2 meeting with the FDA that focused on our plans for addressing CMC and device topics related to our CMBC effort. In these interactions, the FDA provided guidance on a number of clinical parameters it would like us to measure in the planned clinical study, and on the associated CMC and device plans. Based on the FDA’s responses, we plan to conduct an initial open-label 15 patient study in CMBC to confirm the planned dose and optimized study design followed by a Phase 3 clinical study to test the safety and efficacy of REM-001 Therapy for marketing approval. In June 2018, we submitted to the FDA a Phase 3 protocol and statistical analysis plan incorporating feedback received from FDA at the October 2017 meeting. We have also undertaken extensive discussions with clinical research organizations to carry out this study and have received detailed proposals from five of these organizations. Since our May 2018 meeting, we have engaged a contract manufacturer who has manufactured the starting material for our API and manufactured two API lots under GMP. We are currently planning to undertake GMP manufacturing of finished drug product for use in the initial planned clinical study. Drug substance and drug product manufacturing, and associated analytical methods, are currently being optimized for Phase 3.

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

REM-001 Regulatory Filings

The IND filing for REM-001 Therapy was IND 39,940 which was filed in June 1992 with the FDA’s Division of Oncology and Pulmonary Drug Products. This IND is now under the purview of the FDA’s Division of Oncology Products. All CMBC studies were conducted under this IND. Miravant kept this IND in place but in 2005 they placed it on inactive status since they had focused their REM-001 development efforts on ophthalmology. In 2012, following St Cloud’s foreclosure action on Miravant and our subsequent purchase of the Miravant assets, St. Cloud transferred ownership of this IND to us. This transfer was formally recognized by the FDA with a Change of Sponsor letter dated December 14, 2012. Our interactions with the FDA for CMBC are under the auspices of this

IND. It is our expectation, based on input from regulatory consultants, that clinical development in CMBC, non-CMBC cutaneous metastatic cancer and BCCNS basal cell nevus syndrome would be conducted under this IND. Recent FDA approvals in locally advanced basal cell cancers, which included patients with BCCNS, have been under the purview of the FDA’s Division of Oncology Products.

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

The light delivery devices we plan to use in our CMBC program are the same basic design developed and as used previously by Miravant in its clinical studies. In the case of cutaneous treatment, such as with CMBC, the light delivery device consists of an optical fiber which has a modified end to allow it to deliver a uniform light treatment field to the tumor. Our plan is to have clinical light delivery devices built by a contract medical device manufacturer using the basic Miravant design and tested to the same performance specifications as used previously.

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

•

Immune Response—PDT is known to induce an immune response including activation of CD8+ T cells to attack tumor cells. Such T cells provide one of the key mechanisms making up the body’s immune response system, which response may enhance anti-tumor immunity. Therapeutic drugs that produce such an immune response are known as immunotherapies. Optically activated drugs that induce such a response are known as photoimmunetherapies.  We believe that immunotherapies are promising areas of cancer treatment and are being developed as either monotherapies or in combination with other treatments.

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

Cutaneous Metastatic Cancers

A meta-analysis has shown that approximately five percent of people with internal (non-melanoma, non-lymphatic, non-leukemic) cancers develop cutaneous metastatic tumors in their skin. Based on an estimated incidence of 1,500,000 such internal cancers in the United States, this means that the incidence of such cutaneous metastases is approximately 75,000 with a substantially higher prevalence given the fact that individuals often live with metastatic cancer for years. Regardless of the primary source of the cancer, these cutaneous metastatic tumors often begin as small skin nodules but, as the cancer spreads, more nodules form and can eventually cover large areas of skin. With progression, the tumor field generally becomes more painful as tumors may grow larger and more numerous, ulcerate, bleed and carry a strong odor. Part of our goal is to treat these cutaneous tumors as early as possible to either cause them to be locally eliminated or to slow their growth sufficiently to reduce their late-stage development.

Basal Cell Carcinoma Nevus Syndrome (“BCCNS”)

In addition to the clinical studies that Miravant conducted with REM-001 Therapy in CMBC, it also generated clinical data for patients with Basal Cell Carcinoma Nevus Syndrome (“BCCNS”) who developed extensive basal cell carcinoma. BCCNS is a rare but serious condition that is often characterized by the formation of multiple and recurring cutaneous basal cell carcinoma lesions. According to Cancer.net, as of April 2020, approximately 1 in 40,000 individuals in the U.S. have an underlying genetic condition that causes BCCNS and approximately 90% of these have BCCNS and it has been recognized as an orphan indication by FDA. In a Miravant Phase 1/2 clinical study (CA001B), 14 patients with BCCNS were enrolled and treated with REM-001 Therapy using the same dosing conditions as were used in the CMBC studies. A total of 157 lesions were treated in these patients and showed a 91% overall response rate. This was composed of a 68% complete response rate (no remaining visible evidence of a lesion) and a 23% partial response rate (lesion was reduced in size by more than 50%). In addition, 7% of lesions had stable disease (any increase in lesion size was less than 25%). The various response rates are shown in the graph below and are similar to the results seen in CMBC patients as we would expect. Based on these results we requested, and were granted, an orphan drug designation for tin ethyl etiopurpurin, the API in REM-001.

Until the FDA approval of the drugs Odomzo and Erivedge approximately six and nine years ago, respectively, treatment options for these BCCNS patients were very limited. However, we believe that, based on their package inserts, Odomzo and Erivedge have dose limiting toxicity profiles which are broader in scope than the primarily transient adverse effects observed to-date with REM-001 Therapy. We believe that the potential toxicity limitations related to the existing therapies for BCCNS, plus the positive initial Phase 1/2 data generated in clinical studies with REM-001 Therapy, suggest that REM-001 Therapy could be a viable alternative in treating recurrent basal cell carcinoma in BCCNS patients.

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

Clinical Results in CMBC

While Adgero has not conducted any clinical studies, we have undertaken an analysis of the Phase 1 and four Phase 2 and/or Phase 3 CMBC clinical studies done previously with REM-001 Therapy by Miravant (the “Miravant CMBC Studies”) and have concluded that, in these studies, REM-001 Therapy provided higher tumor response rates than are generally seen with alternative CMBC treatments but this program was discontinued in 1998. Our review of Miravant’s records further indicates that, following this decision, Miravant continued to monitor patients in the CMBC studies and collected data as required by protocol, but they conducted no further treatment of CMBC patients with REM-001 Therapy. We believe that Miravant primarily chose to discontinue this program in order to focus its REM-001 development efforts on an aspect of “wet” AMD.

Phase 1 Clinical Study

A Phase 1 dose escalation clinical study was initially conducted by Miravant to establish the REM-001 dosimetry to be used in subsequent safety and efficacy studies. The study was initiated in 1993 and enrolled 22 patients with a variety of types of cutaneous cancer lesions. Of these, 213 cutaneous cancer lesions were treated using escalating REM-001 drug and light doses. This study used earlier generation light delivery devices than those used in later studies but these devices provided equivalent light output to those units used in later studies. In these studies, REM-001 drug doses ranged from 0.1 mg/kg to 1.2 mg/kg, light doses ranged from 100 to 200 J/cm2 and treatment time-points ranged from 24 to 72 hours. This study indicated that a drug dose of 0.8 mg/kg or higher and a light dose of 200 J/cm2 administered at 24 hours provided a high overall response rate when delivered in a variety of cutaneous cancer lesions. The dose of 1.2mg/kg was then tested further in a second Phase 1 study, where it was administered to 27 cutaneous tumor lesions and provided a 66% complete response rate and a 90% overall response rate. Based on these results, this dosimetry was used in subsequent CMBC studies, including the Miravant CMBC Studies described below.

Phase 2/3 Studies

Miravant conducted four Phase 2/3 studies with REM-001 Therapy for the treatment of CMBC as summarized below. These studies all used the same dosimetry as described above and most of the patients had been previously treated with radiation therapy and chemotherapy. The light delivery devices used in these studies were the ML1-0400 or the functionally equivalent ML2-0400. The laser light source used in three of the studies was the Miravant DD2 laser and one study used the KTP model laser manufactured by LaserScope. Each study was conducted under Miravant’s cancer IND using Good Clinical Practices with safety and efficacy data collected accordingly. In connection with our acquisition of the Miravant assets, ownership of that IND has been transferred to us.

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

The most common adverse events seen in these four studies (CA008, CA009, CA013, CA019) were pain and photosensitivity, both of which are expected with this therapy. In the four studies there were a total of 17 serious adverse events (SAE’s) that were judged by investigators to be possibly, probably or definitely related to treatment. None of these were classified by the investigator as life threatening and none resulted in death. Of these 17 SAE’s, eight were related to necrosis of the treated lesions, three were related to treatment field infection, four were treatment related pain, one was a photosensitivity skin reaction and one was an allergic reaction.

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

Clinical Development Plans

CMBC

Our plan is to conduct an initial open-label, 15 patient study in CMBC to confirm planned dose and optimized study design followed by a Phase 3 clinical study in CMBC.  In June 2018, we submitted to the FDA a Phase 3 protocol and statistical analysis plan incorporating feedback received from the FDA at our October 2017 meeting.

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

REM-001

The manufacturing process for the API in REM-001 was developed over a ten-year period and we believe is now well established and suitable for commercial scale production. This process was also included as part of Miravant’s prior NDA for the use of REM-001 to treat an aspect of AMD, which underwent an FDA review where an approvable letter was granted. The final REM-001 drug product is a lipid-based formulation and was previously produced at a commercial scale by a contract manufacturer for use in Miravant’s past clinical studies and commercialization activities. We do not own or operate manufacturing facilities for the production of REM-001, nor the laser light source, or light delivery device for use with REM-001 Therapy. We will depend on third-party suppliers and manufacturing organizations for both commercial and clinical study supplies of all of our raw materials, the REM-001 drug substance, drug product and the REM-001 Therapy, laser light source, and light delivery device. We have engaged a contract manufacturer who has manufactured the starting material for our API and then manufactured two API lots under GMP and has stability testing underway. We are currently working to undertake a GMP manufacturing of the finished drug product for use in our planned clinical study. With the feedback from the FDA that we could utilize the existing supply of laser systems or devices that were functionally equivalent, an in-depth assessment was made to determine which pathway would be appropriate. It has been determined that the existing lasers that were utilized in the previous clinical studies will not be used in the current clinical studies. We have engaged a third-party contract medical product manufacturer to build new lasers and light-delivery devices, train the clinical staff in the use of the units, provide regulatory support for the devices, and maintain the devices while being used in the study. We believe there are readily available supplies of all raw materials needed for the manufacture of REM-001 and the related required light device components.

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

United States Patent Application Serial No. 17/177,665

Methods For Treating Tyrosine-Kinase-Inhibitor-Resistant Malignancies In Patients With Genetic Polymorphisms Or Ahi1 Dysregulations Or Mutations Employing Dianhydrogalactitol, Diacetyldianhydrogalactitol, Dibromodulcitol, Or Analogs Or Derivatives Thereof

PCT Patent Application Serial No. PCT/US2013/047320	Methods For Treating Tyrosine-Kinase-Inhibitor-Resistant Malignancies In Patients With Genetic Polymorphisms Or Ahi1 Dysregulations Or Mutations Employing Dianhydrogalactitol, Diacetyldianhydrogalactitol, Dibromodulcitol, Or Analogs Or Derivatives Thereof. National phase applications pending in various countries.	2033

•	Series VII is generally directed to the use of VAL-083 to treat recurrent malignant glioma and progressive secondary brain tumor.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 11,026,914	Use Of Dianhydrogalactitol And Analogs And Derivatives Thereof To Treat Recurrent Malignant Glioma Or Progressive Secondary Brain Tumor
PCT Application Serial No. PCT/US2014/040461	Use Of Dianhydrogalactitol And Analogs And Derivatives Thereof To Treat Recurrent Malignant Glioma Or Progressive Secondary Brain Tumor. National phase applications pending and granted in various countries.	2034

•	Series VIII is generally directed to the use of VAL-083 to treat non-small-cell lung cancer.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 14/710,240	Use of Dianhydrogalactitol and Analogs or Derivatives Thereof in Combination With Platinum-Containing Antineoplastic Agents to Treat Non Small-Cell Carcinoma of the Lung and Brain Metastases
PCT Patent Application Serial No. PCT/US2015/024462	Use of Dianhydrogalactitol and Analogs or Derivatives Thereof to Treat Non-Small Cell Carcinoma of the Lung and Ovarian Cancer. National phase applications pending in various countries.	2035

•	Series IX is generally directed to the use of VAL-083 and radiation to treat NSCLC and GBM.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 15/525,933	Dianhydrogalactitol Together with Radiation to Treat Non-Small-Cell Carcinoma of the Lung and Glioblastoma Multiforme.
PCT Patent Application Serial No. PCT/US2015/059814	Dianhydrogalactitol Together with Radiation to Treat Non-Small-Cell Carcinoma of the Lung and Glioblastoma Multiforme. National phase applications pending in various countries.	2035

•	Series X is generally directed to the use of VAL-083 in NSCLC and ovarian cancer:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 15/759,104	Use of Dianhydrogalactitol And Derivatives Thereof in the Treatment of Glioblastoma, Lung Cancer and Ovarian Cancer.

•	Series XI is generally directed to the use of VAL-083 in the treatment of CNS malignancies:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 15/771,631	Use of Dianhydrogalactitol or Derivatives and Analogs Thereof for Treatment of Pediatric Central Nervous System Malignancies.

•	Series XII is generally directed to the analysis and resolution of VAL-083 preparations:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 10,591,445	Methods for analysis and Resolution of Preparations of Dianhydrogalactitol and Derivatives and Analogs Thereof.
PCT Patent Application Serial No. PCT/US2016/063362	Methods for analysis and Resolution of Preparations of Dianhydrogalactitol and Derivatives and Analogs Thereof. National phase applications pending in various countries.	2036

•	Series XIII is generally directed to combinations:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 16/609,721	Use of Dianhydrogalactitol and Analogs and Derivatives in Combination VEGF inhibitors to Treat Cancer

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 16/489,122	Use of Dianhydrogalactitol and Analogs and Derivatives in Combination with a P53 Modulator or a PARP Inhibitor
PCT Patent Application Serial No. PCT/US2018/020314	Use of Dianhydrogalactitol and Analogs and Derivatives in Combination with a P53 Modulator or a PARP Inhibitor	2038

•	Series XIV is generally directed to the use of VAL-083 in the treatment of diffuse intrinsic pontine glioma:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 16/768,827	Use of Dianhydrogalactitol or Derivatives and Analogs Thereof to Treat Diffuse Intrinsic Pontine Glioma.

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

REM-001

Our intellectual property and product pipeline for REM-001 is based on technology we acquired that was originally developed by Miravant. We acquired this intellectual property through an asset purchase agreement and our retention of the intellectual property is dependent on us meeting the terms of that agreement, most of which are milestone and royalty-based payments. The acquired intellectual property includes scientific and regulatory data and product know-how. We have filed two US provisional applications which are currently pending. The proprietary regulatory data we own includes two INDs for use of REM-001 in oncology and ophthalmology, and one NDA for use of REM-001 to treat an aspect of AMD.

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

In order to gain marketing approval, we must submit a dossier to the relevant authority for review, which is known in the U.S. as an NDA and in the E.U. as a marketing authorization application (“MAA”). The format is usually specific and laid out by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product as well as the nonclinical and clinical data. Once the submitted NDA is accepted for filing by the FDA, it undertakes the review process that currently takes on average 10 months, unless an expedited priority review is granted which takes six months to complete. Approval can take several months to several years, if multiple 10-month review cycles are needed before final approval is obtained, if at all.

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

All of the top ten global pharmaceutical companies, and many of the mid-size pharmaceutical companies, have a strong research and development and commercial presence in oncology. Smaller companies also focus on oncology, including companies such as Clovis Oncology, Inc., Epizyme, Inc., ImmunoGen, Inc., Incyte Corporation, Infinity Pharmaceuticals, Inc., MacroGenics, Inc., Merrimack Pharmaceuticals, Inc., Onconova Therapeutics, Inc., Pharmacyclics, Inc., Puma Biotechnology, Inc. and Seagen, Inc.

In addition, we are currently participating in GCAR's GBM AGILE study to facilitate the advancement of VAL-083's clinical development. As part of the study there are currently two additional product candidates being studied: Kazia Therapeutics, LTD’s (Paxalisib) and Bayer Pharmaceuticals’ (Regorafenib) Both of these companies are also seeking approval in GBM.

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

Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller, or early stage, companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Research and Development

During the years ended June 30, 2021 and 2020, we recognized approximately $11.8 million and $3.6 million, respectively, in research and development expenses.

Employees

We have four full-time employees and retain the services of approximately 20 persons on an independent contractor/consultant and contract-employment basis. As such, we currently operate in a “virtual” corporate structure in order to minimize fixed personnel costs.

Available Information

We maintain an internet website at www.kintara.com. We do not incorporate the information on our website into this report and you should not consider it part of this report.

Item 1A. Risk Factors

Summary of Risk Factors

•	We have a limited operating history, are not profitable and may never become profitable.
•	We have expressed substantial doubt about our ability to continue as a going concern.
•	We face significant risks related to the COVID-19 pandemic, which could have material and adverse impacts on our business, financial condition, liquidity and results of operations.
•	Our business is heavily dependent on the successful development, regulatory approval and commercialization of our product candidates.
•

We will require substantial additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of any of our product candidates.

•	Our product candidates will face significant competition and may be unable to compete effectively.
•	Various government regulations could limit or delay our ability to develop and commercialize our products or otherwise negatively impact our business.
•

The commercial potential of our products is difficult to predict. The market for any product, or for companion animal diagnostics and medical devices overall, is uncertain and may be smaller than we anticipate, which could significantly and negatively impact our revenue, results of operations and financial condition.

•	Our ability to obtain intellectual property protection for our products is limited.
•

We will rely on third parties to conduct certain portions of our development activities. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates.

•	We will rely on a third-party manufacturers to produce our products. If we experience problems with any of these suppliers, the manufacturing of our product candidates or products could be delayed.
•

If we fail to attract and keep key personnel and members of management, we may be unable to successfully develop any of our existing or future product candidates, conduct our in-licensing and development efforts and commercialize any of our existing or future products.

•	Any failure by us to protect our intellectual property rights or maintain the right to use certain intellectual property may negatively affect our ability to compete.
•	We expect that the price of our common shares will fluctuate substantially.
•	Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
•	Issuance of our common stock upon exercise of convertible securities may depress the price of our common stock.
•	We have incurred significant costs as a result of operating as a U.S. public company, and our management will continue to devote substantial time to new compliance initiatives.

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

As discussed in Note 1 to the consolidated financial statements for the year ended June 30, 2021, our consolidated financial statements for the year ended June 30, 2021, include an explanatory paragraph that such financial statements were prepared assuming that we will continue as a going concern. A going concern basis assumes that we will continue our operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the year ended June 30, 2021, we reported a loss of approximately $38.3 million and a negative cash flow from operations of approximately $18.9 million. We had an accumulated deficit of approximately $111.2 million and had cash and cash equivalents of approximately $10.5 million as of June 30, 2021. We are in the clinical stage and have not generated any revenues to-date. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. In the near future, we will require additional funding to maintain our clinical studies, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of the consolidated financial statements.

Despite the completion of a registered direct financing subsequent to June 30, 2021 for net proceeds of approximately $13.6 million, we will need additional financing to complete all of our planned operations.  Consequently, management is pursuing various financing alternatives to fund our operations so we can continue as a going concern. However, the coronavirus (“COVID-19”) pandemic has created significant economic uncertainty and volatility in the credit and capital markets. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements but the ultimate impact of the COVID-19 pandemic on our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and any new information which may emerge concerning the severity of the COVID-19 pandemic. We may not be able to raise sufficient additional capital and may tailor our drug candidates development programs based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

The financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Such adjustments could be material.

We are a clinical stage company, have a history of operating losses, and expect to incur significant additional operating losses.

We are a clinical stage company with a history of operating losses.  For the fiscal years ended June 30, 2021 and 2020, we had net losses of approximately $38.3 million and $9.1 million, respectively and an accumulated deficit of approximately $111 million at June 30, 2021. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in similar stages of operations. We expect to incur substantial additional net expenses and losses over the next several years as our research, development, clinical studies, and commercial activities increase.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and/or license and development agreements with collaboration partners. As of June 30, 2021, we had cash and cash equivalents of approximately $10.5 million.  We expect the cash available at June 30, 2021, and the cash received from a registered direct financing of approximately $13.6 million in net proceeds received subsequent to June 30, 2021, to fund our planned operations through stage 1 of our GBM AGILE study which could result in graduation to the final confirmatory stage, the potentially NDA enabling portion of the study. We will need to raise additional capital to fund our planned operations. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, then-existing stockholders’ interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect their rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations.

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

To date, the COVID-19 pandemic has not caused significant disruption to our GBM AGILE or our Phase 2 clinical studies. Each of our Phase 2 clinical studies is now complete.  They were conducted at single sites which reduced the risk of disruption. Patient visits took place on schedule at the MD Anderson Cancer Center and Sun Yat-sen University Cancer Center during the respective studies. Any disruptions to patient treatments were within allowances under each study protocol. Access to the sites during the Phase 2 studies by our clinical monitors was limited during the COVID-19 pandemic but the recording of study data and patient treatments at both study sites was conducted per protocol. With respect to the REM-001 drug supply, we are currently experiencing some delays in contract manufacturing schedules and supplies which we attribute to COVID-19.  The current delays could have an impact on our REM-001 program timeline.

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

While our common stock is expected to continue listing on The Nasdaq Capital Market, there is no guarantee as to how long such listing will be maintained.

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

The Series C Preferred Stock has rights, preferences and privileges that will not be held by, and will be preferential to, the rights of holders of our common stock, which could adversely affect the liquidity and financial condition of the Company, and may result in the interests of the holders of Series C Preferred Stock differing from those of the holders of our common stock.

The Series C Preferred Stock ranks on parity with the shares of our Series A Preferred Stock with respect to liquidation preferences. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C Preferred Stock will be entitled to receive distributions out of our assets in an amount per share equal to $1,000 plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of our common stock.

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

The Series C Preferred Stock accrues dividends in shares of our common stock at an initial rate of 10% per annum and following the forty-eight-month anniversary of the initial closing of the Private Placement which occurred on August 19, 2020, such dividend rate will increase to 25% per annum. Each class of Series C Preferred Stock has a Conversion Price that will be equal to the lesser of (i) the closing price of our common stock on Nasdaq on the date immediately preceding the signing of the applicable binding agreements for the applicable closing date of the Private Placement for which the Series C Preferred Stock is issued or (ii) the average closing price of the our common stock on Nasdaq for the five trading days immediately preceding the signing of the applicable binding agreements for the applicable closing date of the Private Placement for which the Series C Preferred Stock is issued, subject to adjustment. The Conversion Prices for the Series C-1 Preferred Stock, Series C-2 Preferred Stock and Series C-3 Preferred Stock are $1.16, $1.214 and $1.15, respectively.

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

If we are unable to effectively maintain a system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. Any failure to implement new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operations, decrease the reliability of our financial reporting, and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

We are subject to state laws in California that require gender and diversity quotas for boards of directors of public companies headquartered in California.

 In September 2018, California enacted SB 826, requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by December 31, 2019, public company boards must have a minimum of one female director; by December 31, 2021, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors.

Additionally, on September 30, 2020, California enacted AB 979, requiring public companies with principal executive offices in California to each have at least one director from an underrepresented community based on ethnicity and sexual orientation by December 31, 2021. By December 31, 2022, each of these companies will be required to have at least two directors from such underrepresented communities if such company has more than four but fewer than nine directors, or at least three directors from underrepresented communities if the company has nine or more directors.

We cannot assure that we can recruit, attract and/or retain qualified members of the board and continue to meet gender and diversity quotas as required by California law (provided that such laws are not repealed before the compliance deadlines), which may cause certain investors to divert their holdings in our securities and expose us to financial penalties and/or reputational harm.

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

Pursuant to the terms of our converted Series B Preferred Stock, the Valent Technologies, LLC (“Valent”) Patent Assignment Agreement, and the St. Cloud Agreement we may be required to pay royalties.

Pursuant to the terms of the Valent Patent Assignment Agreement and our Series B Preferred Stock Certificate of Designation and the related Series B Preferred Royalty Agreement, we will be required to pay royalties if we receive revenue or milestone payments from product sales, or the partnering of VAL-083. If we obtain FDA or EMA approval of VAL-083, and/or if we generate sales of such products, or we receive any proceeds from the licensing or other disposition of VAL-083, we are required to pay to the holders of our common stock received upon conversion of our Series B Preferred Stock, a single-digit royalty. In addition, we are also required to pay a future royalty on all revenues derived from the development and commercialization of VAL-083 to Valent. The royalty payment rights will expire when the patents covering the applicable product expire.

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

Positive results in previous clinical studies of VAL-083 and REM-001 may not be replicated in future clinical studies, which could result in development delays or a failure to obtain marketing approval.

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

If we are required by the FDA to obtain approval of a companion diagnostic test in connection with approval of VAL-083, and we do not obtain, or face delays in obtaining such FDA approval, we may not be able to commercialize VAL-083 and our ability to generate revenue will be materially impaired.

If the FDA determines that a companion diagnostic device is necessary to the safe and effective use of a novel therapeutic product, the FDA will require that the companion diagnostic be approved or cleared for that indication along with that therapeutic product. Companion diagnostics are developed in conjunction with clinical programs for the associated therapeutic product candidate and are subject to regulation as medical devices by the FDA.

If the FDA requires a companion diagnostic for the safe and effective use of VAL-083 in the MGMT unmethylated GBM population and a satisfactory companion diagnostic is not approved and commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly. Any delay or failure to develop or obtain regulatory approval or clearance of a companion diagnostic could delay or prevent approval or continued marketing of such drug product candidate.

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

Undesirable adverse events caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and may result in a more restrictive label, a delay or denial of regulatory approval by the FDA or other comparable regulatory authorities, or a significant change in our clinical protocol or even our development plan. For example, in the four clinical studies of REM-001 therapy conducted by Miravant, there were a total of 17 serious adverse events, a large portion of which were related to necrosis of treated lesions. One adverse event that has been seen with REM-001 Therapy is a period of photosensitivity after receiving REM-001 Therapy. This period of photosensitivity is generally dose dependent and typically declines over time. A second such adverse event is pain that arises or results from the treatment. Treatment-related pain has been experienced by some patients and it is often treated with analgesics but in some cases more aggressive treatment can be required.

If clinical studies of our product candidates reveal a high and unacceptable severity or prevalence of certain adverse events, our studies could be suspended or terminated and the FDA and/or other comparable regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Adverse events related to our candidates also may affect patient recruitment or the ability of enrolled subjects to complete the study and could result in potential liability claims. Any of these occurrences may significantly harm our reputation, business, financial condition and prospects.

Additionally, adverse events associated with our future approved products candidates may lead to potentially significant negative consequences, which include, but are not limited to, the following:

•	suspension of our marketing of the product;
•	withdrawal or revocation by regulatory authorities of their approvals of or the licenses for the product;
•

the requirement by regulatory authorities to conduct additional post-approval clinical studies, add additional warnings to, or otherwise change, the label of the product, or create a medication guide outlining the risks of such side effects for distribution to patients;

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

Our plan to achieve marketing approval of REM-001 Therapy depends partly on the accuracy of its preliminary efficacy analysis of REM-001 Therapy CMBC study data. While we believe the results of our preliminary efficacy analysis accurately reflect the actual clinical study results, a detailed analysis overseen by regulatory experts may yield different results.

We plan to utilize existing REM-001 Therapy clinical study data as supportive data when seeking marketing approval of REM-001 Therapy for the treatment of CMBC. Between February 1996 and January 1999, Miravant, with support from certain corporate partners, conducted four clinical studies for the treatment of CMBC using REM-001 Therapy. As part of our review of REM-001 Therapy’s data package, we noted that while Miravant’s investigators had done a safety analysis of all treated patients, these reports indicated an efficacy analysis was only performed on two of their four clinical studies. Notably, there had been no efficacy analysis on the other two studies which constituted approximately half of the CMBC patients who were treated with REM-001 Therapy. We originally performed a preliminary efficacy analysis on the data from all four CMBC studies, including the two that had not previously been analyzed. We then engaged regulatory experts who were either former FDA employees with directly related experience in reviewing similar oncology treatments who were then acting as independent consultants or individuals who have provided senior regulatory guidance to major pharmaceutical or medical device companies in situations that led to regulatory approval. These individuals guided us in conducting a second more in-depth analysis that yielded results consistent with our original analysis. Following that, we compiled a briefing document and submitted questions to FDA. While we believe the results of our preliminary efficacy analysis, and subsequent analysis conducted under the guidance of these experts which was consistent with its original preliminary analysis, accurately reflect the actual clinical study results and that the age of the underlying data from the clinical studies is not material, a more in-depth review may yield different conclusions. Such differing results may negatively impact our ability to pursue or achieve, or result in delays to obtain, marketing approval of REM-001 Therapy. There can be no certainty that results from our analyses done to date or results from future analyses that we may undertake will be sufficiently complete to satisfy FDA requests or that any results will be favorable to us.

We intend to use laser light devices that the FDA finds to be functionally equivalent to the Miravant devices in our planned clinical studies. If we are unable to demonstrate functional equivalence between the Miravant device and our intended laser light device or if the FDA refuses to allow the use of our intended laser light device, we will be unable to complete clinical studies for REM-001 Therapy and our business will be materially impaired.

Our REM-001 Therapy product consists of three parts, the DD series laser light source (or equivalent), the ML2-0400 light delivery device (or equivalent) and the drug REM-001. Pursuant to the Miravant oncology IND, the FDA previously approved all three components to be used together in certain Miravant CMBC Studies. Our plan is to use new lasers that are functionally equivalent to the Miravant DD2, the laser used in certain prior Miravant clinical studies, for CMBC. The light delivery devices we plan to use in our CMBC program are the same basic design developed and used previously by Miravant in its clinical studies. Our plan is to have clinical light delivery devices built by a contract medical device manufacturer using the basic Miravant design and tested to the same performance specifications as used previously. If the FDA finds that our intended laser light device is not functionally equivalent to the Miravant devices, the FDA may not approve any marketing application for REM-001.

Our REM-001 Therapy clinical study data may not be deemed acceptable by the FDA to support our new drug applications.

In seeking regulatory approval for REM-001, we intend to rely at least in part upon data gathered by Miravant Medical Technologies in its initial Phase 1 studies and in four later Phase 2/3 clinical studies that were conducted approximately 20 years ago. Based on our initial interactions with the FDA, we believe the agency will accept these results as supportive data but we cannot ultimately be certain that the FDA will accept data that old to support our new drug applications. Also based on our initial interactions with the FDA, we believe our plans for manufacturing investigational test materials will lead to investigational test materials that FDA will recognize as being sufficiently comparable to Miravant’s materials and also suitable for further investigational studies but FDA may later raise questions about the similarity of Miravant’s investigational testing material versus its manufactured investigational testing material, or may raise questions about the processes and methods under which this old data was collected or may raise additional concerns regarding the elapsed time period. If the FDA does not accept this data, we will have to incur significant costs which may require additional capital to redo some or all of the Miravant studies or supplement these studies with additional studies.

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

In December 2017, the FDA granted Fast Track designation for VAL-083 in patients with recurrent GBM.

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

We currently have four full-time employees, and retain the services of approximately 20 persons on an independent contractor/consultant and contract-employment basis. Our ability to manage growth effectively will require us to continue to implement and improve our management systems and to recruit and train new employees. Although we have done so in the past and expect to do so in the future, there can be no assurance that we will be able to successfully attract and retain skilled and experienced personnel.

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

We may seek to enter into collaborations with third parties for the development and commercialization of our product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.

We may seek third-party collaborators for development and commercialization of our product candidates. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, non-profit organizations, government agencies, and biotechnology companies. We are currently party to a limited number of such arrangements and have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidate. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

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

Collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

If we are not able to establish collaborations, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates.

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

We have engaged a single manufacturer to produce VAL-083 GMP active pharmaceutical ingredient and a single manufacturer to produce VAL-083 drug product for our clinical studies. In addition, we previously have relied on our manufacturing partner, Guangxi Wuzhou Pharmaceutical Company, for the manufacture of clinical supply of VAL-083 for our preclinical studies as well as our now-completed Phase 2 clinical study conducted in China. If our manufacturer’s facility were damaged or destroyed, or otherwise subject to disruption, it would require substantial lead-time to replace our clinical supply. In such event, we would be forced to rely entirely on other third-party contract manufacturers for an indefinite period of time. We do not currently have established relationships with any back-up manufacturers. At this time no drug product has been manufactured by a third-party back-up manufacturer. Any disruptions or delays by our third-party manufacturers or Guangxi Wuzhou Pharmaceutical Company or their failure to meet regulatory compliance could impair our ability to develop VAL-083, which would adversely affect our business and results of operations.

We rely on these third-party manufacturers to provide drug product supply for all of our clinical studies for VAL-083. There is no assurance that such a supplier will be able to meet our needs from a technical, timing, or cost-effective manner. Our failure to execute appropriate agreements with such a third-party manufacturer would delay, or halt, our clinical studies.

We do not have a clinical supply of REM-001 and we do not have our own manufacturing facilities. If a third-party manufacturer fails to meet applicable regulatory requirements or to supply us for any reason, we will be unable to complete clinical studies for REM-001 Therapy and our business will be materially impaired.

We have engaged manufacturers to produce REM-001 GMP pharmaceutical ingredient for our planned clinical studies. Our plan calls for the use third-party manufacturers to produce the product for us. If and when approved, we intend to have a third-party manufacture commercial supplies of the product as well. We have not yet completed the transfer of the technology or manufactured the product at these facilities and our failure to timely do so will delay the commencement of our clinical studies and may also impact the timing for the submission of our NDA for REM-001 Therapy.

We rely on these third-party manufacturers to provide drug product supply for all of our planned clinical studies for REM-001. There is no assurance that such suppliers will be able to meet our needs from a technical, timing, or cost-effective manner. Our failure to execute appropriate agreements with such a third-party manufacturer would delay, or halt, our clinical studies.

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

We do not have a clinical supply of REM-001 Therapy light delivery devices. Our plan calls for the use of a third-party manufacturer to produce these devices for us.  The failure of a third-party manufacturer to supply such devices in a timely and cost-effective manner will delay the commencement of our clinical studies and may also impact the timing for the submission of our NDA for REM-001 Therapy.

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

Our plan relies on using laser light devices that the FDA finds to be functionally equivalent to the Miravant devices. Our plan calls for the use of a third-party manufacturer to produce new laser devices for us. The failure of a third-party manufacturer to supply such devices in a timely and cost-effective manner will delay the commencement of our clinical studies and may also impact the timing for the submission of our NDA for REM-001 Therapy.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 5,000,000 shares of our preferred stock (of which 278,530 shares have been designated Series A Preferred Stock and are issued and outstanding as of June 30, 2021 and 1,000,000 shares have been designated as Series B Preferred Stock of which none are issued and outstanding as of June 30, 2021) without further stockholder approval. In addition, 28,400 have been designated as Series C (22,000 as Series C-1, 2,700 as Series C-2, and 3,700 as Series C-3) of which 20,092 are issued and outstanding as of June 30, 2021.  As a result, our board of directors could authorize the issuance of additional series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

Issuance of our Common Stock upon exercise of warrants or options, or conversion of the Series C Preferred Stock may depress the price of our Common Stock.

As of September 28, 2021, we had 43,174,989 shares of common stock issued and outstanding, outstanding warrants to purchase 23,951,752 shares of common stock, warrants to purchase 2,443 shares of our Series C Preferred Stock that upon exercise are convertible into 2,100,302 shares of common stock, outstanding stock options to purchase 6,809,125 shares of common stock, 18,382 outstanding shares of Series C Preferred Stock that are convertible into 15,827,521 shares of common stock.  All common stock warrants and stock options are convertible, or exercisable into, one share of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $1.16 per share (Series C-1), $1.214 per share (Series C-2) or $1.15 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

The issuance of shares of our common stock upon the exercise of outstanding warrants or options, or the conversion of our Series C-1, C-2, and C-3 Series Preferred Stock, could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability to raise funds for general corporate purposes and operations, including our research activities and clinical studies;

•	the impact of the COVID-19 pandemic on our business and operations or on the economy generally;

•	our ability to recruit qualified management and technical personnel;

•	the cost, timing, scope and results of our clinical studies;

•	our ability to expand our international business;

•	our ability to obtain and maintain required regulatory approvals for our products;

•	our expectations regarding the use of our existing cash;

•	our ability to realize the anticipated benefits from the acquisition of Adgero;

•	our ability to obtain or maintain patents or other appropriate protection for the intellectual property utilized in our current and planned products;

•	our ability to develop and commercialize products without infringing the intellectual property rights of third parties; and

•	the other factors discussed in the “Risk Factors” section and elsewhere in this Annual Report.

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

Item 2. Properties.

Our corporate headquarters are currently located at 12707 High Bluff Drive, Suite 200, San Diego CA, 92130. The current rent at that location under a one-year renewable lease is $189 per month.  We also rent our administrative offices located at Suite 720-999 West Broadway, Vancouver, British Columbia, Canada on a month-to-month basis at a rate of $3,515 (CA$4,357) per month. During the year ended June 30, 2021, we recorded a total of $40,576 as rent expense (2020 - $40,130).

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

As of September 23, 2021, there were approximately 502 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

During the three months ended June 30, 2021, we issued 1,330 shares of common stock as dividends on our outstanding shares of Series B Preferred Stock, 14,898 shares of common stock from the cashless exercise of 31,215 warrants to purchase common stock, and two shares of Series C Preferred stock from the cashless exercise of Series C Agent warrants, The two shares of Series C Preferred stock were then converted into 1,725 shares of common stock.

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

You should review the factors and risks we describe under “Risk Factors” in this report on Form 10-K for the year ended June 30, 2021 and in our other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

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

The COVID-19 pandemic did not cause significant disruption to our Phase 2 clinical studies. Each of our now-completed Phase 2 clinical studies was conducted at respective single sites which reduced the risk of study disruption. Any disruptions to patient treatments for our Phase 2 studies were within allowances under each study protocol. Access to the sites by our clinical monitors was limited during the COVID-19 pandemic but the recording of study data in both studies and patient treatments at both study sites was conducted per protocol.

Regarding the VAL-083 study arm of the GCAR registrational Phase 2/3 clinical trial that is currently being conducted at multiple sites in the United States, we have not experienced any significant impacts on patient enrollment or treatment. With respect to the REM-001 drug supply, we are currently experiencing some delays in contract manufacturing schedules and supplies which we attribute to COVID-19.  The current delays could have an impact on our REM-001 program timeline.

Including net proceeds of approximately $13.6 million received from a registered direct financing completed subsequent to June 30, 2021, we estimate that we have cash available to fund planned operations for less than one year from the date of issuance of our June 30, 2021 consolidated financial statements but cash is expected to fund planned operations through stage 1 of the GBM AGILE study, which could result in graduation to the final confirmatory stage, the potentially NDA enabling portion of the study. However, the COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. The ultimate impact of the COVID-19 pandemic on our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and new information which may emerge concerning the severity of the COVID-19 pandemic. We may not be able to raise sufficient additional capital and may tailor our drug candidate development programs based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Outstanding Securities

As of September 28, 2021, we had 43,174,989 shares of common stock issued and outstanding, outstanding warrants to purchase 23,951,752 shares of common stock, warrants to purchase 2,443 shares of our Series C Preferred Stock that upon exercise are convertible into 2,100,302 shares of common stock, outstanding stock options to purchase 6,809,125 shares of common stock, 18,382 outstanding shares of Series C Preferred Stock that are convertible into 15,827,521 shares of common stock.  All common stock warrants and stock options are convertible, or exercisable into, one share of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $1.16 per share (Series C-1), $1.214 per share (Series C-2) or $1.15 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

On June 25, 2021, we amended our articles of incorporation, as amended, to increase the number of authorized shares of common stock from 95,000,000 to 175,000,000 shares.

Related Parties

We acquired our initial patents and technology rights from Valent, an entity owned by Dr. Dennis Brown, our Chief Scientific Officer. As a result, Valent is a related party to us.

Selected Annual Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at June 30, 2021 and June 30, 2020 is the US$. The following tables represent selected financial information for us for the periods presented.

Selected Balance Sheet data (in thousands)

	June 30, 2021	June 30, 2020
	$	$
Cash and cash equivalents	10,537	2,392
Working capital	9,013	176
Total assets	13,543	2,938
Total stockholders’ equity	10,581	263

Selected Statement of Operations data (in thousands, except per share data)

For the years ended

	June 30, 2021	June 30, 2020
	$	$
Expenses
Research and development	11,815	3,630
General and administrative	9,757	4,514
Merger costs	500	1,054
In-process research and development	16,094	—
	(38,166)	(9,198)
Other income (loss)
Foreign exchange	(12)	(3)
Amortization of deferred loan costs	(94)	—
Interest - net	(26)	75
	(132)	72
Net loss for the year	(38,298)	(9,126)
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	(3,181)	—
Series A Preferred cash dividend	(8)	(8)
Series B Preferred stock dividend	(17)	(9)
Net loss for the year attributable to common stockholders	(41,504)	(9,143)
Basic and fully diluted weighted average number of shares	25,886	10,444
Basic and fully diluted loss per share	(1.60)	(0.87)

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

For the years ended (in thousands)

	June 30, 2021 $	June 30, 2020 $
Research and development - GAAP	11,815	3,630
Less: non-cash share-based compensation expense	(1,478)	(100)
Research and development net of non-cash share-based, compensation expense- Non-GAAP	10,337	3,530

General and administrative - GAAP	9,757	4,514
Less: non-cash share-based compensation expense	(4,367)	(601)
General and administrative net of non-cash share-based, compensation expense – Non-GAAP	5,390	3,913

Comparison of the years ended June 30, 2021 and June 30, 2020

	Years ended
	June 30, 2021 $	June 30, 2020 $	Change $	Change %
	(in thousands)
Expenses
Research and development	11,815	3,630	8,185	225
General and administrative	9,757	4,514	5,243	116
Merger costs	500	1,054	(554)	(53)
In-process research and development	16,094	—	16,094	—
	(38,166)	(9,198)	(28,968)
Other income (loss)
Foreign exchange	(12)	(3)	(9)	300
Amortization of deferred loan costs	(94)	—	(94)	—
Interest - net	(26)	75	(101)	(135)
	(132)	72	(204)
Net loss	(38,298)	(9,126)	(29,172)

Research and Development

Research and development expenses increased to $11,815 for the year ended June 30, 2021 from $3,630 for the year ended June 30, 2020. The increase was largely attributable to higher clinical development, non-cash, share-based compensation expenses, and personnel costs incurred during the year ended June 30, 2021 compared to the year ended June 30, 2020.

Clinical development costs increased in the current year compared to the prior year largely due to start-up and patient enrollment costs related to the GCAR GBM AGILE Study.  Patient recruitment commenced in January 2021 and there were costs incurred in order to prepare the study for commencement as well as patient recruitment and enrollment.  In addition, with the acquisition of the REM-001 technology as part of the acquisition of Adgero, costs relating to clinical development and drug manufacturing activity have been incurred during the year ended June 30, 2021 that were not incurred during the year ended June 30, 2020. We expect our research and development costs to be higher in fiscal year 2022 than fiscal year 2021 as our GCAR GBM AGILE Study continues and we incur costs related to the development of REM-001.

Non-cash, share-based compensation expense increased for the year ended June 30, 2021 compared to the year ended June 30, 2020, due to the recognition of compensation expense for stock options granted in September 2020.  Personnel costs also increased in the current year compared to the prior year due to the addition of staff as a result of the acquisition of Adgero.

General and Administrative

General and administrative expenses were $9,757 for the year ended June 30, 2021 compared to $4,514 for the year ended June 30, 2020. A significant portion of the increase was due to higher non-cash, share-based compensation expense, professional fees, office and sundry expenses and personnel incurred in the current year compared to the prior year.

Non-cash, share-based compensation expense increased for the year ended June 30, 2021 compared to the year ended June 30, 2020, due to the recognition of compensation expense for stock options granted in September 2020 as well as due to the acceleration of vesting of certain stock options granted in a prior period.  In addition, non-cash, share-based compensation expense increased due to the issuance of warrants for professional services.

Professional fees increased during the year ended June 30, 2021 compared to the year ended June 30, 2020 primarily due to higher legal and accounting fees in the current year while office and sundry increased due primarily to costs of higher directors’ and officers’ liability insurance.  Personnel costs also increased in the current year compared to the prior year due to the addition of staff from the Adgero acquisition.

Merger Costs

We incurred costs related to the acquisition of Adgero of $500 and $1,054 respectively, for the years ended June 30, 2021 and 2020. All of these costs have been expensed.

Acquired In-Process Research and Development Expense

We acquired in-process research and development assets in connection with our merger with Adgero. As the acquired in-process research and development assets were deemed to have no current or alternative future use, an expense of $16,094 was recognized in the consolidated statements of operations for the year ended June 30, 2021.

Preferred Stock Dividends

For each of the years ended June 30, 2021 and 2020, we recorded $8 related to the dividend payable to Valent on the Series A Preferred Stock. The dividend has been recorded as a direct increase in accumulated deficit for both years.

During the year ended June 30, 2021, we issued 11 (2020 – 15) shares of common stock as a dividend on the Series B Preferred stock and recognized $17 (2020 - $9) as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Comparison of the years ended June 30, 2021 and June 30, 2020

	June 30, 2021 $	June 30, 2020 $	Change $	Change %
Cash flows from operating activities	(18,860)	(7,928)	(10,932)	138
Cash flows from investing activities	964	—	964	—
Cash flows from financing activities	26,041	6,601	19,440	295

Operating Activities

Net cash used in operating activities increased to $18,860 for the year ended June 30, 2021 from $7,928 for the year ended June 30, 2020. During the years ended June 30, 2021 and 2020, we reported net losses of $38,298 and $9,126, respectively. Partially offsetting the higher loss in the current year compared to the prior year was the recognition of $16,094 of acquired in-process research and development expense related to the acquisition of Adgero.  Additional changes in adjustments to reconcile net loss to net cash used in operating activities for the year ended June 30, 2021 included stock option expense of $5,276 being recognized during the current year compared to $495 in the prior year. The most significant change in working capital for the year ended June 30, 2021 was from a use of cash due to an increase in prepaid expenses and deposits related primarily to the remaining balance of $2,100 of the payment to GCAR for study initiation and patient recruitment. The most significant change in working capital for the year ended June 30, 2020 was cash from an increase in related party payables and accrued liabilities of $339.

Investing Activities

As part of the acquisition of Adgero that closed on August 19, 2020, we acquired $969 in cash. There were no investing activities during the year ended June 30, 2020.

Financing Activities

During the year ended June 30, 2021, we received $21,598 in net proceeds from the completion of a private placement of Series C Preferred stock and $4,404 from the cash exercise of stock purchase warrants.  Also, during the year ended June 30, 2021, we received proceeds from the NBTS Loan of $500. The NBTS Loan was repaid in June 2021.

During the year ended June 30, 2020, we received $6,583 in net proceeds from the completion of an underwritten public offering by us of common stock, pre-funded warrants, and common stock purchase warrants. Additionally, we received $51 pursuant to the exercise of warrants.

Going Concern and Capital Expenditure Requirements

Going Concern and Management Plans

(See note 1 to the consolidated financial statements)

The consolidated financial statements have been prepared on a going concern basis, which assumes that we will continue our operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the year ended June 30, 2021, we reported a loss of $39,298 and a negative cash flow from operations of $18,860. We had an accumulated deficit of $111,225 and had cash and cash equivalents of $10,537 as of June 30, 2021. We are in the clinical development stage and have not generated any revenues to-date. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. In the near future, we will require additional funding to maintain our clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of the consolidated financial statements. On September 23, 2021, we entered into securities purchase agreements with certain institutional investors pursuant to which, on September 28, 2021, we issued an aggregate of 7,200,000 shares of common stock, pre-funded warrants to purchase 4,800,000 shares of common stock with an exercise price of $0.001 per share and warrants to purchase 12,000,000 shares of common stock with an exercise price of $1.25 per share for approximately $15 million in gross proceeds, before placement agent fees and other offering expenses payable by us. Our existing cash and cash equivalents as of June 30, 2021, as well as the net proceeds of approximately $13.6 million we received from the registered direct financing subsequent to June 30, 2021, are estimated to fund planned operations for less than one year from the date of issuance of our June 30, 2021 consolidated financial statements.

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

The consolidated financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.  Such adjustments could be material.

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2021 contained elsewhere in this Form 10-K. While all of the significant accounting policies are important to our consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

•	Fair value of financial instruments
•	Accruals for research and development expenses and clinical trials

Fair value of financial instruments

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award.  Prior to our adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period.  For the years ended June 30, 2021 and 2020, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For the years ended June 30, 2021 and 2020, we utilized the plain vanilla method to determine the expected life of stock options.  These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

We have issued warrants for services provided by non-employees. The warrants issued for services have been valued at the fair value of the warrants issued.  For the years ended June 30, 2021 and 2020, the determination of grant-date fair value for warrants issued for services was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, interest rates, dividend yields, and the term of the warrant. We have also issued shares for services to non-employees which have been valued using the share price of our common stock.

Accruals for research and development expenses and clinical trials

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For years ended June 30, 2021 and 2020, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Kintara Therapeutics, Inc.

Consolidated Financial Statements

For the years ended June 30, 2021 and 2020

(expressed in US dollars unless otherwise noted)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kintara Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kintara Therapeutics, Inc. (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accruals for Research and Development Expenses and Clinical Trials

Description of the Matter

As discussed in note 2 to the consolidated financial statements, the Company records accruals for research and development expenses and clinical trials based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced by the contract research organizations (“CRO”) and other third-party vendors.

The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. Estimated accruals are determined based on reviewing contractual terms and through communications with internal clinical personnel and external service providers including CRO’s as to the progress or state of its trials. The principal consideration for our determination that performing procedures related to the clinical trial expenses, specifically related to the year-end accrual for clinical trial costs, is a critical audit matter is that there was judgment by management in determining the progress of the activities included in the individual clinical trial agreements based on internal and external information.

How We Addressed the Matter in Our Audit

To evaluate the accruals for research and development expenses and clinical trials, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating the significant assumptions including, but not limited, by obtaining an understanding of the Company’s estimation process, corroborating the progress of clinical trials with the Company’s clinical team, and obtaining confirmations directly from third parties.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

San Francisco, CA
September 28, 2021

Kintara Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

		As of June 30,
		2021	2020
	Note	$	$
Assets
Current assets
Cash and cash equivalents		10,537	2,392
Prepaid expenses, deposits and other		756	365
Clinical trial deposit	4	500	—
Deferred loan costs	7	—	94
Total current assets		11,793	2,851
Clinical trial deposit	4	1,600	—
Property, equipment and intangibles - net	5	150	2
Deferred financing costs	8	—	85
Total assets		13,543	2,938
Liabilities and stockholders' equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities		2,219	2,011
Related party payables	6	561	664
Total current liabilities		2,780	2,675
Milestone payment liability	3	182	—
Total liabilities		2,962	2,675
Stockholders’ equity
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at June 30, 2021 (June 30, 2020 – 279)	6,8	279	279
0 Series B shares at June 30, 2021 (June 30, 2020 – 649)	8	—	4,525
20 Series C shares at June 30, 2021 (June 30, 2020 – 0)	8	14,652	—
Common stock
Authorized
175,000 shares at June 30, 2021 (June 30, 2020 - 95,000) $0.001 par value
32,740 issued at June 30, 2021 (June 30, 2020 – 11,458)		33	11
Additional paid-in capital		106,821	65,148
Accumulated deficit		(111,225)	(69,721)
Accumulated other comprehensive income		21	21
Total stockholders’ equity		10,581	263
Total liabilities and stockholders’ equity		13,543	2,938
Nature of operations, corporate history, going concern and management plans (note 1)
Commitments and contingencies (note 10)
Subsequent events (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

Kintara Therapeutics, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)

		For the years ended June 30,
	Note	2021	2020
		$	$
Expenses
Research and development		11,815	3,630
General and administrative		9,757	4,514
Merger costs	3	500	1,054
In-process research and development	3	16,094	—
		(38,166)	(9,198)
Other income (loss)
Foreign exchange		(12)	(3)
Amortization of deferred loan costs	7	(94)	—
Interest - net	7	(26)	75
		(132)	72
Net loss for the year		(38,298)	(9,126)
Computation of basic loss per share
Net loss for the year		(38,298)	(9,126)
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	8	(3,181)	—
Series A Preferred cash dividend	8	(8)	(8)
Series B Preferred stock dividend	8	(17)	(9)
Net loss for the year attributable to common stockholders		(41,504)	(9,143)
Basic and fully diluted loss per share		(1.60)	(0.87)
Basic and fully diluted weighted average number of shares		25,886	10,444

The accompanying notes are an integral part of these consolidated financial statements.

Kintara Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended June 30, 2021 and 2020

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Stockholders' equity $
Balance - June 30, 2019	3,839	4	57,543	21	4,978	(60,578)	1,968
Issuance of shares and warrants - net of issue costs	4,895	5	6,578	—	—	—	6,583
Exercise of pre-funded warrants for cash	2,655	2	24	—	—	—	26
Exercise of warrants for cash	25	—	25	—	—	—	25
Conversion of Series B preferred stock to common stock	6	—	174	—	(174)	—	—
Shares issued for services	23	—	13	—	—	—	13
Warrants issued for services	—	—	287	—	—	—	287
Stock option expense	—	—	495	—	—	—	495
Series A preferred cash dividend	—	—	—	—	—	(8)	(8)
Series B preferred stock dividend	15	—	9	—	—	(9)	—
Loss for the year	—	—	—	—	—	(9,126)	(9,126)
Balance - June 30, 2020	11,458	11	65,148	21	4,804	(69,721)	263
Adgero merger (note 3)	12,011	12	16,713	—	—	—	16,725
Issuance of Series C Preferred stock	—	—	—	—	25,028	—	25,028
Series C placement agent warrants	—	—	3,287	—	(3,287)	—	—
Series C Preferred stock share issuance costs	—	—	—	—	(3,455)	—	(3,455)
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	—	—	3,181	—	—	(3,181)	—
Conversion of Series B Preferred stock to common stock	162	—	4,525	—	(4,525)	—	—
Conversion of Series C Preferred stock to common stock	4,251	5	3,708	—	(3,713)	—	—
Series C Agent Warrants exercised	—	—	(79)	—	79	—	—
Exercise of warrants	4,677	4	4,400	—	—	—	4,404
Warrants issued for services	—	—	569	—	—	—	569
Stock options exercised	170	1	76	—	—	—	77
Stock option expense	—	—	5,276	—	—	—	5,276
Series A Preferred cash dividend	—	—	—	—	—	(8)	(8)
Series B Preferred stock dividend	11	—	17	—	—	(17)	—
Loss for the year	—	—	—	—	—	(38,298)	(38,298)
Balance - June 30, 2021	32,740	33	106,821	21	14,931	(111,225)	10,581

The accompanying notes are an integral part of these consolidated financial statements.

Kintara Therapeutics, Inc.

Consolidated Statements of Cash Flows

June 30, 2021

(In thousands)

		For the years ended June 30,
		2021	2020
	Note	$	$
Cash flows from operating activities
Loss for the year		(38,298)	(9,126)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets		2	10
Depreciation of property and equipment	5	30	—
Impairment of in-process research and development	3	16,094	—
Change in fair value of milestone liability	3	(6)	—
Interest expense	7	30	—
Amortization of deferred loan costs	7	94	—
Shares issued for services	8	—	13
Warrants issued for services	8	569	193
Stock option expense	8	5,276	495
Changes in operating assets and liabilities
Prepaid expenses, deposits and other		(381)	(59)
Clinical trial deposits	4	(2,100)	—
Accounts payable and accrued liabilities		(67)	207
Related party payables		(103)	339
Net cash used in operating activities		(18,860)	(7,928)
Cash flows from investing activities
Cash acquired on merger with Adgero	3	969	—
Purchase of equipment		(8)	—
Proceeds on sale of equipment		3	—
Net cash provided by investing activities		964	—
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	8	21,598	6,583
Warrants exercised for cash	8	4,404	51
Stock options exercised for cash		77	—
Proceeds from loan	7	500	—
Repayment of loan	7	(500)	—
Interest paid	7	(30)	—
Deferred financing costs	8	—	(25)
Series A preferred cash dividend	8	(8)	(8)
Net cash provided by financing activities		26,041	6,601
Increase (decrease) in cash and cash equivalents		8,145	(1,327)
Cash and cash equivalents – beginning of year		2,392	3,719
Cash and cash equivalents – end of year		10,537	2,392
Supplementary information (note 11)

The accompanying notes are an integral part of these consolidated financial statements.

Kintara Therapeutics, Inc.

Notes to Consolidated Financial Statements

June 30, 2021

(In thousands)

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

On August 19, 2020, the Company completed its merger with Adgero Biopharmaceuticals Holdings, Inc. (“Adgero”) (note 3).  In conjunction with the Adgero merger, the Company changed its name from DelMar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc.

Kintara Therapeutics, Inc. is the parent company of Del Mar (BC), a British Columbia, Canada corporation and Adgero, a Delaware corporation, which are clinical stage companies with a focus on the development of drugs for the treatment of cancer. The Company is also the parent company to Callco and Exchangeco which are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the Reverse Acquisition. In connection with the Adgero merger, the Company also became the parent company of Adgero Biopharmaceuticals, Inc. (“Adgero Inc.”), formerly a wholly-owned subsidiary of Adgero.

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

      For the year ended June 30, 2021, the Company reported a loss of $38,298 and a negative cash flow from operations of $18,860. The Company had an accumulated deficit of $111,225 and had cash and cash equivalents of $10,537 as of June 30, 2021. The Company is in the clinical stage and has not generated any revenues to-date. The Company does not have the prospect of achieving revenues until such time that its product candidates are commercialized, or partnered, which may not ever occur. Despite the receipt of approximately $13.6 million in net proceeds from a registered direct financing subsequent to June 30, 2021, in the near future, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these consolidated financial statements.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. However, the coronavirus (“COVID-19”) pandemic has created significant economic uncertainty and volatility in the credit and capital markets. Management plans to secure the necessary financing through the issue of new equity and/or the entering into strategic partnership arrangements but the ultimate impact of the COVID-19 pandemic on the Company’s ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and any new information which may emerge concerning the severity of the COVID-19 pandemic. The Company may not be able to raise sufficient additional capital and may tailor its drug candidates development programs based on the amount of funding the Company is able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Certain prior period balances have been reclassified to conform with the current year’s presentation.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Adgero, Adgero Inc., Del Mar BC, Callco, and Exchangeco as of, and for the years ended June 30, 2021 and 2020. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets, and contingent liabilities as at the end of, or during, the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the fair value of the milestone payment liability, the valuation of equity instruments issued for services, clinical trial accruals, deferred tax valuation allowance and assessment of going concern. Further details of the nature of these assumptions and conditions may be found in the relevant notes to these consolidated financial statements.

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

Foreign currency translation

The functional currency of the Company at June 30, 2021 is the United States dollar. Transactions that are denominated in a foreign currency are remeasured into the functional currency at the current exchange rate on the date of the transaction. Any foreign-currency denominated monetary assets and liabilities are subsequently remeasured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the consolidated statement of operations. Non-monetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in consolidated statement of operations for the period.

Acquired in-process research and development expense

The Company acquired in-process research and development assets in connection with its Merger with Adgero. As the acquired in-process research and development assets were deemed to have no current or alternative future use, an expense of $16,094 was recognized in the consolidated statements of operations for the year ended June 30, 2021.

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

As of June 30, 2021, and 2020, all deferred tax assets were fully offset by a valuation allowance. The realization of deferred tax assets is dependent upon future federal, state and foreign taxable income. The Company’s judgments regarding deferred tax assets may change due to future market conditions, as the Company expands into international jurisdictions, due to changes in U.S. or international tax laws and other factors.

These changes, if any, may require material adjustments to the Company’s deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period in which such determinations are made. The Company recognizes the impact of uncertain tax positions based upon a two-step process. To the extent that a tax position does not meet a more-likely-than-not level of certainty, no impact is recognized in the consolidated financial statements. If a tax position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s policy is to analyze the Company’s tax positions taken with respect to all applicable income tax issues for all open tax years in each respective jurisdiction. Interest and penalties with respect to uncertain tax positions would be included in income tax expense. As of June 30, 2021, the Company concluded that there were no uncertain tax provisions required to be recognized in its consolidated financial statements.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. As June 30, 2021, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes. In the event the Company is required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. As of June 30, 2021, the Company’s milestone payment liability was measured using level 3 inputs (note 3).

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, and related party payables. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

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

Accruals for research and development expenses and clinical trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended June 30, 2021 and 2020, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Warrants and shares issued for services

The Company has issued equity instruments for services provided by employees and non-employees. The equity instruments are valued at the fair value of the instrument issued.

Stock options

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award.  Prior to our adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period.  For the years ended June 30, 2021 and 2020, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For years ended June 30, 2021 and 2020, the Company utilized the plain vanilla method to determine the expected life of stock options.  These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. The Company recognizes forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the years ended June 30, 2021 and 2020 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, performance stock units, and convertible preferred shares is anti-dilutive.  As of June 30, 2021, potential common shares of 6,974 (2020 – 10,309) related to outstanding common stock warrants, 2,100 (2020 – nil) related to outstanding Series C preferred stock warrants, 6,392 (2020 – 1,559) related to stock options, nil (2020 – 162) relating to outstanding Series B convertible preferred shares, and 17,295 (2020 – nil) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

Segment information

The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company operates within a single operating segment being the research and development of cancer indications, and operates primarily in one geographic area, being North America. The Company previously conducted one clinical trial in China but the expenses incurred over the course of the study were not significant. All of the Company’s assets are located in either Canada or the United States.

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

During the year ended June 30, 2021, other than ASUs 2020-06, 2020-10, and 2021-04, there have been no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

3	Merger

On June 9, 2020, the Company, Adgero Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), and Adgero, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) pursuant to which upon closing the Merger Sub will merge with and into Adgero, with Adgero surviving the merger and becoming a direct, wholly-owned subsidiary of the Company (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each outstanding share of Adgero common stock (the “Adgero Common Stock”) was converted into shares of Company common stock (the “Kintara Common Stock”) based on the exchange ratio, (ii) each outstanding warrant to purchase Adgero Common Stock was converted into a warrant exercisable for that number of shares of Kintara Common Stock equal to the product of (x) the aggregate number of shares of Adgero Common Stock for which such warrant was exercisable and (y) the Exchange Ratio (as defined in the Merger Agreement); and (iii) each outstanding Adgero stock option, whether vested or unvested, that had not been exercised was cancelled for no consideration. On August 19, 2020, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Adgero, the separate corporate existence of Merger Sub ceased and Adgero continued its existence under Delaware law as the surviving corporation and a direct, wholly-owned subsidiary of the Company.

The Exchange Ratio in the Merger Agreement was negotiated so that the existing stockholders of Adgero would own 49.5% of the total voting shares outstanding of the Company and the existing stockholders of the Company would own 50.5% of the total voting shares outstanding of the Company immediately after the merger (less the effect of the payment of cash in lieu of any fractional shares of Kintara Common Stock). The final Exchange Ratio determined immediately prior to the Effective Time to reflect the Company’s and Adgero’s capitalization as of immediately prior to such time was 1.574.

Under the terms of the Merger Agreement, upon closing of the Merger, the Company issued 11,439 shares of Company common stock and 2,314 stock purchase warrants to the security holders of Adgero (“Adgero Warrants”). The Adgero Warrants are exercisable at $3.18 per share (note 8). The Adgero Warrants were valued using a Black-Scholes valuation with a weighted-average risk-free interest rate of 0.21%, a term of one year, a volatility of 115.96%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock at the date of measurement is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the instrument at the valuation date. The expected term has been estimated using the remaining life of the warrant. Also, in conjunction with the Merger, the Company issued 572 shares of common stock to the placement agent as a success fee. The shares of common stock issued to the former Adgero stockholders as well as the success fee shares, have been valued at $1.34 per share which was the closing price of the Company’s common stock on August 19, 2020, the date the Merger closed.

In connection with the Merger, the Company completed a private placement of Series C Convertible Preferred Stock in three separate closings (note 8).

To determine the accounting for this transaction under ASU 2017-01, an assessment was made as to whether an integrated set of assets and activities should be accounted for as an acquisition of a business or an asset acquisition. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If that screen is met, the set is not a business. In connection with the Merger, substantially all of the fair value was concentrated in in-process research and development (“IPR&D”). As such, the Merger has been treated as an acquisition of Adgero assets and an assumption of Adgero liabilities.

The Company incurred approximately $1,554 of legal, consulting and other professional fees related to the Merger, of which approximately $500 was incurred in the year ended June 30, 2021 (2020 - $1,054). The transaction costs applicable to the Merger have been classified as merger expenses in the consolidated statement of operations for the years ended June 30, 2021 and 2020.

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

The fair value of the IPR&D assets has been expensed as a charge in the consolidated statements of operations for the year ended June 30, 2021 as there is no alternative use for these assets.  Property and equipment includes office furniture that was subsequently sold and laboratory equipment that was put into use during the third quarter of the year ended June 30, 2021.

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

The milestone payment liability has been estimated using a scenario-based method (or “SBM”). An SBM is an income-based approach under which possible outcomes are identified, the contingent consideration payoff of each outcome is probability weighted, and then a suitable discount rate is used to arrive at the expected present value of the contingent consideration at the valuation date.   The probability used in the valuation was based on published research for the probability of success of oncology companies at a similar stage of development as the Company.  The discount rate was based on published rates for corporate bonds and the term was based on an estimate of the planned timing of completion of the respective development achievement that would result in payment of the respective milestones.

$ (in thousands)
Balance – June 30, 2020	—
Addition	188
Change in fair value estimate	(6)
Balance – June 30, 2021	182

4	Clinical trial deposit

The Company has entered into an agreement with a contract research organization (“CRO”) for the management of the Company’s registration study for glioblastoma multiforme. Under the agreement, the Company will supply the drug for the study and the CRO will manage all operational aspects of the study including site activation and patient enrollment. The Company is required to make certain payments under the agreement related to patient enrollment milestones. For the year ended June 30, 2021, the Company has recognized $5,430 (2020 – nil) of expenses for this study.

As part of study startup, the Company made an initial deposit payment of $2,600 to the CRO in relation to the commencement of the recruitment of patients.  Of the $2,600 total, $500 was expensed during the year ended June 30, 2021 (2020 – nil).  It is anticipated that the remainder of the deposit of $2,100 will be applied to future invoices, or refunded to the Company, of which $500 is anticipated to be applied in the near term and $1,600 beyond twelve months from June 30, 2021.  The Company can terminate the study at any time.  Upon termination, the Company will be liable for any payments due to the effective date of the termination as well as any non-refundable or non-cancellable costs incurred by the CRO prior to the date of termination.

5	Property, equipment and intangibles

Property, equipment and intangibles	$ (thousands)
Balance, June 30, 2019	12
Less amortization	(10)
Balance, June 30, 2020	2
Acquired in Adgero merger (note 3)	175
Laboratory equipment purchased	8
Disposal of furniture	(3)
Property and equipment	182
Less depreciation and amortization	(32)
Balance, June 30, 2021	150

At June 30, 2021, the total capitalized cost of intangibles was $80 (2020 - $80) and the Company has recognized $2 and $10, respectively, in amortization expense during the years ended June 30, 2021 and 2020.

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

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $279 (including aggregate accrued interest to September 30, 2014 of $29), issued to Valent by Del Mar (BC), for 279 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For the years ended June 30, 2021 and 2020 respectively, the Company recorded $8 related to the dividend paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

Related party payables

At June 30, 2021 there is an aggregate amount of $561 (2020 - $664) payable to the Company’s officers and directors for fees, expenses, and accrued bonuses and other liabilities.

7	Loan from National Brain Tumor Society and National Foundation for Cancer Research

$ (in thousands)
Balance – June 30, 2020	—
Funding	500
Financing costs	(94)
Interest expense	30
Amortization of deferred financing costs	94
Payment of principal and interest	(530)
Balance – June 30, 2021	—

During the year ended June 30, 2021, the Company received a loan of $500 from National Brain Tumor Society (“NBTS”) and the National Foundation for Cancer Research (the “NBTS Loan”) to support VAL-083's preparation for participation in the Global Coalition for Adaptive Research's sponsored trial, Adaptive Global Innovative Learning Environment study. In relation to the NBTS Loan, the Company issued 125 share purchase warrants which are exercisable at a price of $1.09 per common share until June 19, 2025 and were included in deferred financing costs as of June 30, 2020 (“NBTS Warrants”). The NBTS Loan is secured by a promissory note, accrues interest at a rate of 6% per annum and matures on June 19, 2021. On June 19, 2021, the Company repaid the NBTS Loan principal of $500 and loan interest of $30.

The NBTS Warrants were valued at $94 using a Black-Scholes valuation with a risk-free interest rate of 0.37%, a term of 5 years, a volatility of 89.82%, and a dividend rate of 0%.  The estimated volatility of the Company’s common stock at the date of measurement is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the instrument at the valuation date. The expected term has been estimated using the remaining life of the NBTS Warrants.

8	Stockholders’ equity

Preferred stock

Series C Preferred stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2019 and 2020	—	—
Issuance	25,028	18,286
Issued on exercise of Series C Agent Warrants	33	79
Conversion of Series C Preferred stock to common stock	(4,969)	(3,713)
Balance – June 30, 2021	20,092	14,652

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

Total gross proceeds from the private placement were $25,028, or approximately $21,573 in net proceeds after deducting financing costs of $3,455 with respect to agent commissions and expenses, as well as legal and accounting fees.  Of the total financing costs, $85 was deferred as of June 30, 2020. In addition, the Company issued 2,504 Series C Preferred Stock purchase warrants with a fair value of $3,287 to the placement agent (“Series C Agent Warrants”).

The conversion prices for the Series C-1 Preferred Stock, Series C-2 Preferred Stock and Series C-3 Preferred Stock are $1.16, $1.214 and $1.15, respectively. Based on the conversion prices of the three respective classes of the Series C Preferred Stock, the originally issued 25,028 shares of Series C Preferred Stock were convertible into an aggregate of 21,516 shares of common stock. The cumulative dividends to be issued on the 12th, 24th, 36th and 48th month anniversary of the initial closing of the private placement for the initially issued 25,028 shares of Series C Preferred Stock were 15,062 shares of common stock. Conversion shares are rounded up to the nearest whole share

The Company’s Series C Preferred Stock outstanding, conversion shares, and future dividends as of June 30, 2021 are as follows:

Series	Number	Conversion Price $	Number of conversion shares (in thousands)	Dividend Shares (in thousands)
Series 1	16,564	1.16	14,279	9,995
Series 2	1,148	1.21	946	662
Series 3	2,380	1.15	2,070	1,449
	20,092		17,295	12,106

Series C Dividends	Dividend Shares (in thousands)
10% - August 19, 2021	1,729
15% - August 19, 2022	2,594
20% - August 19, 2023	3,459
25% - August 19, 2024	4,324
12,106

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

The Series C Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock shall be pari passu in liquidation to the Company’s Series A and Series B Preferred Stock. The liquidation value of the Series C Preferred Stock at June 30, 2021 is the stated value of $20,092.

Series B Preferred stock

	Series B Preferred Stock (in thousands)
	Number of shares	$
Balance – June 30, 2019	674	4,699
Conversion of Series B Preferred stock to common stock	(25)	(174)
Balance – June 30, 2020	649	4,525
Conversion of Series B Preferred stock to common stock	(649)	(4,525)
Balance – June 30, 2021	—	—

During the year ended June 30, 2016, the Company issued an aggregate of 902 shares of Series B Preferred Stock at a purchase price of $8.00 per share. Each share of Series B Preferred Stock was convertible into 0.25 shares of common stock equating to a conversion price of $32.00 (the “Conversion Price”) and automatically converted to common stock on April 29, 2021.  The holders of the Series B Preferred Stock were entitled to an annual cumulative, in arrears, dividend at the rate of 9% payable quarterly. The 9% dividend accrued quarterly commencing on the date of issue and was payable on September 30, December 31, March 31, and June 30 of each year commencing on June 30, 2016. Dividends were payable solely by delivery of shares of common stock in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the Conversion Price. The Series B Preferred Stock did not contain any repricing features. Each share of Series B Preferred Stock entitled its holder to vote with the common stock on an as-converted basis.

The liquidation value of the Series B Preferred Stock at June 30, 2021 was the stated value of $nil (2020 - $5,189).

In addition, in relation to the VAL-083 compound, the Company and the former holders of the Series B Preferred Stock entered into a royalty agreement pursuant to which the Company will pay the former holders of the Series B Preferred Stock, in aggregate, a single-digit royalty based on their pro rata ownership of the former Series B Preferred Stock on products sold directly by the Company or sold pursuant to a licensing or partnering arrangement (the “Royalty Agreement”). Rights to the royalties vested during the first three years following the applicable original closing dates in equal thirds to the former holders of the Series B Preferred Stock on each of the three vesting dates. Upon such vesting dates, the royalty amounts became vested royalties. If the holder converted their Series B Preferred Stock to common stock prior to a respective vesting date, such holder forfeited any royalty rights that had not vested prior to such conversion date and shall no longer receive ongoing future royalty payments under the Royalty Agreement but will be entitled to receive any residual royalty payments that have vested.

Pursuant to the Series B Preferred Stock dividend, during the year ended June 30, 2021, the Company issued 11 (2020 – 15) shares of common stock and recognized $17 (2020 – $9) as a direct increase in accumulated deficit.  Prior to mandatory conversion to common stock on April 29, 2021, during the year ended June 30, 2021, a total of 48 (2020 – 25) shares of Series B Preferred Stock were converted for an aggregate 12 (2020 – 6) shares of common stock.

On April 29, 2021, the remaining 601 shares of Series B Preferred Stock were converted into 150 shares of common stock pursuant to the five-year mandatory conversion feature. A total of nil (2020 – 649) shares of Series B Preferred Stock are outstanding as of June 30, 2021, such that a total of nil (2020 – 162) shares of common stock are issuable upon conversion of the Series B Preferred Stock as at June 30, 2021. Converted shares are rounded up to the nearest whole share.

Series A Preferred Stock

Effective September 30, 2014, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 279 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Series A Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Series A Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock. The Series A Preferred Stock is held by Valent (note 6).

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock shall be pari passu in liquidation to the Company’s Series B and Series C Preferred Stock. The liquidation value of the Series A Preferred stock at June 30, 2021 of $279.

There was no change to the Series A Preferred stock for the years ended June 30, 2021 or 2020.

Common stock

Amended articles of incorporation

On June 25, 2021, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 95,000 to 175,000 shares.

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

During the year ended June 30, 2020, all of the 2,655 PFW were exercised at $0.01 per PFW for proceeds of $27.

Shares issued for services

During the year ended June 30, 2021, the Company issued nil (2020 – 23) shares of common stock for services resulting in the recognition of $nil (2020 – $13) in expense. All of the shares issued for services for the year ended June 30, 2020 have been recognized as research and development expense.

2017 Omnibus Incentive Plan

As subsequently approved by the Company’s stockholders at an annual meeting of stockholders on April 11, 2018, the Company’s board of directors approved adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. As approved by the Company’s stockholders on June 25, 2021, the number of common shares available under the 2017 Plan was increased to 13,000 shares. Under the 2017 Plan 13,000 shares of Company common stock are currently reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”), or that are subject to grants of stock options made, or that may be made, under the Legacy Plan, or that have been previously exercised. A total of 136 shares of common stock have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 6,256 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving 6,414 shares of common stock available at June 30, 2021 for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised, net of stock options previously exercised.

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

During the year ended June 30, 2021, a total of 223 options to purchase shares of common stock issued to directors of the Company were amended such that the period to exercise vested options to purchase shares of common stock from the date of termination of continuous service with the Company was extended from 90 days to one year.  Of the total, 67 had their expiry extended from September 26, 2020 to June 26, 2021 and 156 had their expiry extended from November 19, 2020 to August 19, 2021. As a result of the amendments, a total of $9 in stock-based compensation expense has been recognized.  In addition, 250 options to purchase shares of common stock previously granted to an officer of the Company were amended such that the vesting of the options to purchase shares of common stock was changed from a completely contingent vesting to a time-based vesting such that 1/6th of the options to purchase shares of common stock vest on the six-month anniversary of the amendment date with the remaining portion vesting in equal monthly installments over a period of 30 months commencing on the seven-month anniversary of the amendment date.  A total compensation expense of $319 will be recognized over the amended vesting period for the 250 options to purchase shares of common stock. Also, during the year ended June 30, 2021, the Board of Directors approved the acceleration of vesting of 280 options at an exercise price of $0.61 per share to purchase shares of common stock previously granted on September 5, 2019 to an executive officer of the Company resulting in the recognition of an accelerated expense of $53.

During the year ended June 30, 2021, a total of 4,834 options to purchase shares of common stock were granted to executive officers and directors of the Company. Of these, 4,699 have an exercise price of $1.70 per share, 60 have an exercise price of $1.355 per share, and 75 have an exercise price of $1.37. Of the total granted, 4,279 options to purchase shares of common stock vest as to 1/6 on the six-month anniversary of the grant date with the remaining portion vesting in equal monthly installments over a period of 30 months commencing on the seven-month anniversary of the grant date, 480 vest in 12 equal monthly installments beginning on October 15, 2020, and 75 vest as to 1/6 on the twelve-month anniversary of the grant date with the remaining portion vesting in equal quarterly installments over a period of eight quarters commencing on the fifteen-month anniversary of the grant date.  All of the options to purchase shares of common stock granted have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

Stock Options

The following table sets forth changes in stock options outstanding under all plans:

	Number of stock options outstanding (in thousands)	Weighted average exercise price
Balance – June 30, 2019	288	22.31
Granted	1,291	0.63
Forfeited	(19)	0.61
Expired	(1)	40.00
Balance – June 30, 2020	1,559	4.61
Granted	5,074	1.67
Exercised	(195)	0.61
Expired	(32)	34.88
Forfeited	(14)	1.42
Balance – June 30, 2021	6,392	2.26

The following table summarizes stock options outstanding and exercisable under all plans at June 30, 2021:

Exercise price $	Number Outstanding at June 30, 2021 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at June 30, 2021 (in thousands)
0.61	816	8.18	729
0.74	250	8.37	62
1.36	300	9.23	75
1.37	75	9.83	—
1.70	4,699	9.21	1,415
6.10	25	7.36	24
7.00	3	6.98	3
8.70	12	6.34	12
9.83	83	6.89	83
10.60	4	6.79	4
11.70	30	1.66	30
16.14	3	0.92	3
20.00	9	0.59	9
21.10	11	6.02	11
29.60	5	3.60	5
37.60	5	4.61	5
41.00	4	5.36	4
42.00	30	2.13	30
44.80	3	4.61	3
49.50	13	5.63	13
53.20	8	4.85	8
61.60	1	1.75	1
92.00	3	1.92	3
	6,392		2,532

Included in the number of stock options outstanding are 2.5 stock options granted at an exercise price of CA$20.00. The exercise price of these options shown in the above table have been converted to US$16.14 using the period ending closing exchange rate. Stock options issued during the years ended June 30, 2021 and 2020 have been valued using a Black-Scholes pricing model with the following assumptions:

	June 30, 2021	June 30, 2020
Dividend rate	—%	—%
Volatility	103% to 152%	89% to 102%
Risk-free rate	0.19% to 1.28%	0.32% to 1.50%
Term – years	0.4 to 5.9	4.7 to 5.7

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

The Company has recognized the following amounts as stock option expense for the periods noted:

	Years ended June 30,
	2021 $	2020 $
Research and development	1,478	87
General and administrative	3,798	408
	5,276	495

All of the stock option expense for the periods ended June 30, 2021 and 2020 has been recognized as additional paid in capital.  The aggregate intrinsic value of stock options outstanding at June 30, 2021 was $4,759 (2020 - $80) and the aggregate intrinsic value of stock options exercisable at June 30, 2021 was $2,181 (2020 - $35). As of June 30, 2021, there was $3,014 in unrecognized compensation expense that will be recognized over the next 2.25 years.

The following table sets forth changes in unvested stock options under all plans:

	Number of options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2019	85	11.35
Granted	1,291	0.63
Vested	(500)	1.87
Forfeited	(18)	0.61
Unvested at June 30, 2020	858	0.98
Granted	5,074	1.67
Vested	(2,058)	1.52
Forfeited	(14)	1.42
Unvested at June 30, 2021	3,860	1.60

The aggregate intrinsic value of unvested stock options at June 30, 2021 was $2,577 (2020 - $45). The unvested stock options have a remaining weighted average contractual term of 9.16 (2020 – 9.19) years.

Common Stock Warrants

The following table sets forth changes in outstanding warrants:

	Number of warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2019	1,543	12.60
Underwritten public offering	10,418	0.75
Issuance of 2020 Underwriter Warrants	377	1.15
Exercise of PFW	(2,655)	0.01
Exercise of 2020 Investor Warrants	(25)	1.00
Warrants issued for services (i)	655	0.77
Expiry of warrants issued for services (i)	(4)	59.30
Balance – June 30, 2020	10,309	2.71
Issuance of Adgero Warrants	2,314	3.18
Exercise of warrants (ii)	(4,907)	1.00
Warrants issued for services (i)	600	1.74
Expiry of warrants	(1,342)	6.00
Balance – June 30, 2021	6,974	3.34

i)	Warrants issued for services are exercisable at various prices and expire at the various dates noted in the table below.
ii)

A total of 4,404 2020 Investor Warrants were exercised at $1.00 per share and 503 warrants issued as either agent warrants or issued for services were exercised on a cashless basis for which 273 common shares were issued.

The following table summarizes the Company’s outstanding warrants as of June 30, 2021:

Description of warrants	Number (in thousands)	Exercise price $	Expiry date
2020 Investor warrants	3,333	1.00	August 16, 2024
2019 Investor warrants	760	3.10	June 5, 2024
2018 Investor warrants	280	12.50	September 22, 2022
2017 Investor warrants	208	35.00	April 19, 2022
NBTS Warrants (i)	125	1.09	June 19, 2025
Warrants issued for services	6	17.80	January 25, 2023
Warrants issued for services	34	11.70	February 27, 2023
Warrants issued for services	12	9.00	September 15, 2023
Warrants issued for services	2	9.00	October 11, 2023
Warrants issued for services	280	0.75	November 18, 2023
Warrants issued for services	125	0.64	January 20, 2024
Warrants issued for services	330	1.49	September 22, 2023
Warrants issued for services	50	1.82	November 13, 2023
Warrants issued for services	100	1.47	January 7, 2024
Warrants issued for services	70	2.75	February 17, 2024
Warrants issued for services	50	2.38	February 25, 2024
2019 Agent warrants	47	3.88	June 3, 2024
2018 Agent warrants	40	12.50	September 20, 2022
2017 Agent warrants	14	40.60	April 12, 2022
Adgero Warrants (ii)	353	3.18	August 31, 2021
Adgero Warrants	755	3.18	January 17, 2022
	6,974
(i)	NBTS Warrants were issued with respect to loan proceeds received during the year ended June 30, 2021 (note 7).
(ii)	Expired unexercised subsequent to June 30, 2021.

Series C Preferred Stock Warrants

In connection with the Series C Preferred Stock private placement, the Company initially issued 2,504 Series C Agent Warrants.  The Series C Agent Warrants have an exercise price of $1,000 per share, provide for a cashless exercise feature, and are exercisable for a period of four years from August 19, 2020. The Series C Preferred Stock issuable upon exercise of the Series C Agent Warrants is convertible into shares of common stock in the same manner as each respective underlying series of outstanding Series C Preferred Stock and will be entitled to the same dividend rights as each respective series.

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

The following table sets forth changes in outstanding Series C Agent Warrants:

	Balance June 30, 2020	Number of Warrants Issued	Number of Warrants Exercised	Balance, June 30, 2021	Exercise price $
Issuance of Preferred Series C-1 Agent Warrants	—	1,959	(30)	1,929	1.16
Issuance of Preferred Series C-2 Agent Warrants	—	219	—	219	1.21
Issuance of Preferred Series C-3 Agent Warrants	—	326	(30)	296	1.15
	—	2,504	(60)	2,444

The following table summarizes the Company’s outstanding Series C Agent Warrants as of June 30, 2021:

Series C Agent Warrants	Number	Conversion price $	Number of conversion shares (in thousands)	Cumulative common stock dividends (in thousands)
Series 1	1,929	1.16	1,663	1,164
Series 2	219	1.21	180	126
Series 3	296	1.15	257	180
	2,444		2,100	1,470

9	Income taxes

For the years ended June 30, 2021, and 2020, the Company did not record a provision for income taxes due to a full valuation allowance against the deferred tax assets.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are shown below:

	June 30, 2021 $	June 30, 2020 $
Deferred tax assets:
Non-capital losses carried forward	20,148	11,871
Stock-based compensation	155	—
Capital losses carried forward	18	18
Financing costs	326	221
Scientific research and development	761	604
Scientific research and development – Investment Tax Credits (“ITC”)	665	534
	22,073	13,248
Deferred tax liabilities:
Scientific research and development – ITC	(110)	(88)
	21,963	13,160
Valuation allowance	(21,963)	(13,160)
Net future tax assets	—	—

The income tax benefit of these tax attributes has not been recorded in these consolidated financial statements because of the uncertainty of their recovery. The Company’s effective income tax rate differs from the statutory income tax rate of 21% (2020 – 21%).

The differences arise from the following items:

	June 30, 2021 $	June 30, 2020 $
Tax recovery at statutory income tax rates	(8,015)	(1,916)
Permanent differences	4,506	142
Effect of rate differentials between jurisdictions	(551)	(239)
Effect of foreign exchange rates	(954)	347
Non-capital losses acquired with Adgero	(4,114)	—
Scientific research and development – ITC	97	(38)
Adjustment to prior year's provision versus statutory tax returns	228	323
Change in valuation allowance	8,803	1,381
	—	—

The Company has no current income tax expense for the year ended June 30, 2021, as there was a taxable loss for this period. The components of the Company’s loss before income taxes for the year ended June 30, 2021 were allocated as to $29.0 million in the U.S. and $9.2 million in Canada. As of June 30, 2021, the Company had combined U.S. and Canadian net operating loss (“NOL”) carry forwards of $77.7 million (2020 – $47.8 million). The U.S. federal NOL carryforwards consist of $15.8 million generated before July 1, 2018, which begin expiring in 2026, and $20.4 million that can be carried forward indefinitely, but are subject to the 80% taxable income limitation. The Canadian NOL carryforwards of $41.5 million begin expiring in 2030. In addition, the Company has non-refundable Canadian federal investment tax credits of $407 (2020 - $329) that expire between 2031 and 2040 and non-refundable British Columbia investment tax credits of $258 (2020 – $205) that expire between 2021 and 2030. The Company also has Canadian scientific research and development tax incentives of $2.8 million (2020 – $2.2 million) that do not expire.

The Company files U.S. federal, U.S. state, and Canadian income tax returns with varying statues of limitations. The tax years from 2007 to 2021 remain open to examination due to the carryover of unused NOL carryforwards and tax credits. The Company currently is not under examination by any tax authority.

Internal Revenue Code (“IRC”) Section 382 and 383 places a limitation on the amount of taxable income that can be offset by NOL and credit carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL and credit carryforwards in excess of the IRC Section 382 and 383 limitation. The limitation in the federal and state NOL and research and development credit carryforwards reduce the deferred tax assets, which are further offset by a full valuation allowance. The limitation can result in the expiration of the NOLs and research and development credit carryforwards available. The Company has performed an IRC Section 382 and 383 analysis and determined there was an ownership change in 2013. The Company has not performed any section 382 and 383 analyses since 2013. An assessed change in ownership subsequent to 2013 could limit future use of NOL and research and development credit carryforwards. The acquisition of Adgero Biopharmaceuticals Holdings, Inc. also triggers IRC Section 382 on the pre-acquisition NOLs. An analysis for IRC Section 382 has not been performed at this time on the pre-acquisition NOLs.

The CARES Act, was enacted March 27, 2020. Among the business provision, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020 which provided additional COVID-19 relief provisions for businesses. The Company has evaluated the impact of both the Acts and has determined that any impact is not material to its financial statements.

10	Commitments and contingencies

The Company has the following obligations over the next five fiscal years ending June 30, 2026:

Clinical development

The Company has entered into contracts for drug manufacturing, clinical study management and safety related to its clinical trials for a total of $10,049. Pursuant to the commitments for clinical trials, the Company has paid a total of $2,310 in deposits related to study initiation and certain study costs. These deposits are available to be applied against invoices received from the contract research organization but have not been netted against the Company’s commitments for the fiscal year ended June 30, 2021.

Office lease

The Company currently rents its shared head office on a one-year renewable lease at $2.3 per year and rents its administrative offices on a month-to-month basis at a total rate of $3.5 (CA $4.4 per month) per month. During the year ended June 30, 2021, the Company recorded a total of $40 as rent expense (2020 - $40).
11	Supplementary statement of cash flows information

	Year ended June 30, 2021	Year ended June 30, 2020
Series B Preferred Stock common stock dividend (note 8)	17	9
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance (note 8)	3,181	—
Non-cash issue costs (note 8)	3,287	182
Deferred costs in accounts payable	—	60
Warrants issued as deferred costs (note 7)	—	94
Cashless exercise of Series C warrants (note 8)	79	—
Conversion of Series B Preferred Stock to common stock (note 8)	4,525	174
Conversion of Series C Preferred Stock to common stock (note 8)	3,713	—
Income taxes paid	—	—
Interest paid	—	—

12	Financial risk management

Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or valuation of its financial instruments.

The Company is exposed to financial risk related to fluctuation of foreign exchange rates. Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the United Sates dollar, primarily general and administrative expenses incurred in Canadian dollars. The Company believes that the results of operations, financial position and cash flows would be affected by a sudden change in foreign exchange rates but would not impair or enhance its ability to pay its Canadian dollar accounts payable. The Company manages foreign exchange risk by converting its US$ to CA$ as needed. The Company maintains the majority of its cash in US$. As of June 30, 2021, Canadian dollar denominated accounts payable and accrued liabilities exposure in US$ totaled $59.

a)	Foreign exchange risk

Foreign exchange risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. If foreign exchange rates were to fluctuate within +/-10% of the closing rate at year-end, the maximum exposure is $10.

Balances in foreign currencies at June 30, 2021 and 2020 were as follows:

	June 30, 2021 balances CA$	June 30, 2020 balances CA$
Trade payables	114	167
Cash	30	21
Interest, taxes, and other receivables	11	13

b)	Interest rate risk

The Company is subject to interest rate risk on its cash and cash equivalents and believes that the results of operations, financial position and cash flows would not be significantly affected by a sudden change in market interest rates relative to the investment interest rates due to the short-term nature of the investments. As of June 30, 2021, cash and cash equivalents held by the Company were $10,537. The Company’s cash balance currently earns interest at standard bank rates. If interest rates were to fluctuate within +/-10% of the closing rate at year end the impact of the Company’s interest-bearing accounts will be not be significant due to the current low market interest rates.

The only financial instruments that expose the Company to interest rate risk are its cash and cash equivalents.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in raising funds to meet cash flow requirements associated with financial instruments. The Company continues to manage its liquidity risk based on the outflows experienced for the period ended June 30, 2021 and is undertaking efforts to conserve cash resources wherever possible. The maximum exposure of the Company’s liquidity risk is $2,962 as of June 30, 2021.

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

The maximum exposure of the Company’s credit risk is $8 at June 30, 2021 relating to interest, taxes, and other receivables. The credit risk related to uninsured cash and cash equivalents balances is $9,909 at June 30, 2021.

Cash and cash equivalents $	Insured amount $	Non- insured amount $
10,537	628	9,909

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

The Company has evaluated its subsequent events from June 30, 2021 through the date these consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these consolidated financial statements other than the items noted below.

Registered direct financing

On September 24, 2021, the Company announced it had entered into securities purchase agreements with certain investors to raise approximately $15 million in gross proceeds, before placement agent fees and other offering expenses payable by the Company, through the issuance of 7,200,000 shares of its common stock, 4,800,000 pre-funded warrants, and investor warrants to purchase up to an aggregate of 12,000,000 shares of common stock in a registered direct offering priced at-the-market under Nasdaq rules. Each share of common stock, or pre-funded warrant, was together with one investor warrant to purchase one share of common stock offered at a combined price of $1.25. The pre-funded warrants are exercisable at $0.001 per share until they are exercised in full. The investor warrants have an exercise price of $1.25 per share and are exercisable for three and one half years from the date of issuance. In addition, the Company will issue 600,000 agent warrants exercisable at $1.5625 per share. The closing of the offering occurred on September 28, 2021.

Series C Preferred Stock

On August 19, 2021, the Company paid the common stock dividend on its Series C Preferred Stock as well as the Series C Agent Warrants.  The common stock dividend corresponds to the 10% dividend payable on the first anniversary of the initial closing of the Series C Preferred Stock which occurred on August 19, 2020.  The 10% stock dividend is payable on August 19, 2021 to the holders of the Series C Preferred Stock and the Series C Agent Warrants on that date.  No dividends are payable on Series C Preferred Stock or Series C Agent Warrants that were converted, or exercised, prior to August 19, 2021.  The dividend resulted in 1,698 shares of common stock being issued to the Series C Preferred Stock holders and 210 shares of common stock being accrued to the Series C Agent Warrants holders.  The common stock accrued to the Series C Agent Warrants holders will be released to the Series C Agent Warrant holders upon the exercise of the respective Series C Agent Warrant.

Subsequent to June 30, 2021, 1,125 shares of Series C-1 Preferred Stock were converted into 970 shares of common stock, 250 shares of Series C-2 Preferred Stock were converted into 206 shares of common stock, and 335 shares of Series C-3 Preferred Stock were converted into 291 shares of common stock.

Warrants

Subsequent to June 30, 2021, 69 warrants were exercised at $1.00 per share and 353 warrants exercisable at $3.18 per share expired.

Stock Options

Subsequent to June 30, 2021, 435 stock options were issued to directors of the Company. The stock options are exercisable at $1.24 per share until September 22, 2031. The options vest in 12 equal monthly installments commencing October 22, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act, has been made or known to them in a timely fashion. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management believes that it took the appropriate remediation steps with respect to the previously identified segregation of duties material internal control weakness during the fourth quarter, which included implementing enhanced review and approval controls covering the preparation and review of accounting and financial documents and payment processing procedures. Based upon the evaluation, our management concluded that the previously identified material weakness no longer exists and our internal control over financial reporting was effective as of June 30, 2021.

Changes in Control Over Financial Reporting

The Company has remedied the previous segregation of duties material internal control weakness. Other than the remediation of the material weakness, there have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Because of the inherent limitations in internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in a cost-effective controlled system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

On September 22, 2021, a total of 435,000 stock options were issued to the Company’s five independent directors. The stock options are exercisable at $1.24 per share and vest in 12 equal monthly installments beginning on October 22, 2021. All of the stock options have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Position
Robert E. Hoffman	55	Chairman of the Board
Saiid Zarrabian	68	President, Chief Executive Officer and Director
Dennis Brown, PhD	72	Chief Scientific Officer
Scott Praill	55	Chief Financial Officer
John Liatos	53	Senior Vice President, Business Development
Steven Rychnovsky, PhD	62	Vice President, Research and Development
Robert J. Toth, Jr.	57	Director
Laura Johnson	57	Director
Keith Murphy	49	Director
Tamara A. Seymour	63	Director

Robert E. Hoffman has served as our director since April 11, 2018 and as our Chairman since June 2, 2018. He has served as a member of Aslan Pharmaceuticals, Inc.’s (NASDAQ:ASLN) board of directors since October 2018, as a member of Antibe Therapeutics Inc.’s (TSE:ATE) board of directors since November 2020, and as a member of Saniona AB’s (STO: SANION) board of directors since September 2021. Mr. Hoffman served as Senior Vice President and Chief Financial Officer of Heron Therapeutics, Inc. (NASDAQ:HRTX) a publicly-held pharmaceutical company from April 2017 to October 2020. Prior to joining Heron Therapeutics, Inc., Mr. Hoffman served as Executive Vice President and Chief Financial Officer of Innovus Pharmaceuticals, Inc. (OTC:INNV), a publicly-held pharmaceutical company, from September 2016 to April 2017. From July 2015 to September 2016, Mr. Hoffman served as Chief Financial Officer of AnaptysBio, Inc. (NASDAQ:ANAB), a publicly-held biotechnology company. From June 2012 to July 2015, Mr. Hoffman served as the Senior Vice President, Finance and Chief Financial Officer of Arena Pharmaceuticals, Inc. (NASDAQ:ARNA), or Arena, a publicly-held biopharmaceutical company. From August 2011 to June 2012 and previously from December 2005 to March 2011, he served as Arena’s Vice President, Finance and Chief Financial Officer and in a number of various roles of increasing responsibility from 1997 to December 2005. From March 2011 to August 2011, Mr. Hoffman served as Chief Financial Officer for Polaris Group, a biopharmaceutical drug company. Mr. Hoffman formerly served as a member of the board of directors of Kura Oncology, Inc. (NASDAQ:KURA), a cancer research company, CombiMatrix Corporation, a molecular diagnostics company, MabVax Therapeutics Holdings, Inc., a biopharmaceutical company and Aravive, Inc., a clinical stage biotechnology company. Mr. Hoffman serves as a member of the steering committee of the Association of Bioscience Financial Officers. Mr. Hoffman formerly served as a director and President of the San Diego Chapter of Financial Executives International and was an advisor to the Financial Accounting Standard Board (FASB) for 10 years (2010 to 2020) advising the United States accounting rulemaking organization on emerging issues and new financial guidance. Mr. Hoffman holds a B.B.A. from St. Bonaventure University, and is licensed as a C.P.A. (inactive) in the State of California. Mr. Hoffman’s financial and executive business experience qualifies him to serve on our Board of Directors.

Saiid Zarrabian has served as our director since July 7, 2017, Chief Executive Officer since November 3, 2017, and President since January 1, 2018. From 2014 to 2015 he operated a private personal business. Since October 2016, Mr. Zarrabian has served as an advisor to Redline Capital Partners, S.A., a Luxembourg based investment firm. From 2012 to 2014 he served as Chairman and member of the board of directors of La Jolla Pharmaceutical Company (NASDAQ:LJPC) during which time the company transitioned from an OTC listed company to a Nasdaq listed company. From 2012 to 2013 he served as President of the Protein Production Division of Intrexon Corporation, a synthetic biology company. He has also previously served as CEO and member of the board of directors of Cyntellect, Inc., a stem cell processing and visualization Instrumentation company until its sale in 2012, as President and COO of Senomyx, Inc., a company focused on discovery and commercialization of new flavor ingredients, and as COO of Pharmacopeia, Inc., a former publicly-traded provider of combinatorial chemistry discovery services and compounds, where he also served as President & COO of its MSI Division. In addition, Mr. Zarrabian has served on numerous private and public company boards, including at Immune Therapeutics, Inc., Exemplar Pharma, LLC, Ambit Biosciences Corporation, eMolecules, Inc., and Penwest Pharmaceuticals CO. His other experience includes COO at Molecular Simulations, COO of Symbolics, Inc., and as R&D Director at Computervision, Inc. Mr. Zarrabian’s business executive knowledge and experience qualify him to serve on our Board of Directors.

Dennis Brown, PhD, has served as Kintara’s chief scientific officer since January 25, 2013. He also served as a director of the Company from February 11, 2013 to April 11, 2018. Dr. Brown is one of our founders and has served as Chief Scientific Officer and director of Del Mar (BC) since inception. Dr. Brown has more than thirty years of drug discovery and development experience. He has served as Chairman of Mountain View Pharmaceutical’s board of directors since 2000 and is the President of Valent. In addition, since March 2020 he has served as a director of Rakovina Therapeutics, Inc., a Canadian public company (TSXV:RKV).  In 1999 he founded ChemGenex Therapeutics, which merged with a publicly traded Australian company in 2004 to become ChemGenex

Pharmaceuticals (ASX: CXS/NASDAQ: CXSP), of which he served as President and a Director until 2009. He was previously a co-founder of Matrix Pharmaceutical, Inc., where he served as Vice President (VP) of Scientific Affairs from 1985-1995 and as VP, Discovery Research, from 1995-1999. He also previously served as an Assistant Professor of Radiology at Harvard University Medical School and as a Research Associate in Radiology at Stanford University Medical School. He received his B.A. in Biology and Chemistry (1971), M.S. in Cell Biology (1975) and Ph.D. in Radiation and Cancer Biology (1979), all from New York University. Dr. Brown is an inventor of many issued U.S. patents and applications, many with foreign counterparts.

Scott Praill has served as our chief financial officer since January 29, 2013 and previously served as a consultant to Del Mar (BC). From 2004 to 2012 Mr. Praill was an independent consultant providing accounting and administrative services to companies in the resource industry. From November 1999 to October 2003 Mr. Praill was Director of Finance at Inflazyme Pharmaceuticals Inc. Mr. Praill completed his articling at Price Waterhouse (now PricewaterhouseCoopers LLP) and obtained his Chartered Professional Accountant designation in 1996. Mr. Praill obtained his Certified Public Accountant (Illinois) designation in 2001. Mr. Praill received a Financial Management Diploma (Honors), from British Columbia Institute of Technology in 1993, and a Bachelor of Science from Simon Fraser University in 1989.

John Liatos has served as our senior vice president, business development since August 19, 2020.  He previously served on our Board of Directors from August 2020 through April 2021.  Until Adgero’s acquisition in August 2020, Mr. Liatos also served as Adgero’s interim Chief Executive Officer since April 2018, Chief Financial Officer since October 2017 and a director of Adgero since April 2020. Mr. Liatos has over 20 years of financial and operational experience in the private equity and venture capital industries. Since 2008, Mr. Liatos has served as Co-Founding Partner at Aceras BioMedical, LLC, an investment vehicle focused on forming and managing new companies to acquire and develop pre-commercial stage biomedical assets. While at Aceras BioMedical, LLC, Mr. Liatos was involved in the overall formation and business strategy of the Aceras BioMedical, LLC portfolio companies, including functioning as interim Chief Financial Officer and Chief Operations Officer through the first twelve to eighteen months of operations for such portfolio companies. From 2005 to 2008, Mr. Liatos served as Chief Financial Officer to Paramount Biosciences, LLC, a drug development and biotechnology investment firm. From 1997 to 2005, Mr. Liatos worked as a Senior Associate for Gefinor USA, Inc., a private equity firm. From 1995 to 1997, Mr. Liatos worked as a Senior Associate at RJR Nabisco, Inc. in Financial Reporting and Consolidations. From 1992 to 1995, Mr. Liatos served as an auditor for Richard A. Eisner & Company, LLP. Mr. Liatos earned a B.S. in Business Administration from the Citadel.

Steven Rychnovsky, PhD has served as our vice president, research and development since August 19, 2020.  He previously served as Adgero’s Vice President of Operations and Product Development since 2016, and has held identical positions with Adgero since 2012. Dr. Rychnovsky is a co-founder of Adgero and has experience in all aspects of the photodynamic therapy (“PDT”) developed by Miravant Medical Technologies, and its wholly-owned subsidiaries, a former public pharmaceutical and research development company (collectively, “Miravant”), and, since 2012, Dr. Rychnovsky has worked with Adgero to develop its business strategy and plans for commercialization of the REM-001 Therapy product, consisting of three parts, the laser light source, the light delivery device and the drug REM-001 (collectively, the “REM-001 Therapy”). From 2008 to 2012 Dr. Rychnovsky served as a consultant to St. Cloud Investments where his role was maintaining the Miravant assets and identifying a party to license or purchase those assets and pursue commercial development. In 2012, Dr. Rychnovsky was a co-founder of Endocole, LLC, a medical device company. He worked with Endocole from 2012 to 2015, where he focused on raising initial grant financing and worked in the development and preclinical testing of its proof-of-concept device and was a co-inventor of Endocole, LLC’s key intellectual property. From 2008 to 2012, Dr. Rychnovsky was a Senior Research Physicist at Sotera Defense Solutions, Inc., a Naval Research Laboratory optical nanotechnology group focused on applied research in optical materials and devices. From 2003 to 2008, Dr. Rychnovsky served as the Cardiovascular Program Manager at Miravant, where he invented key elements of Miravant’s cardiovascular technology. Dr. Rychnovsky also served as the Director of Systems and Engineering at Miravant where he managed the team responsible for development of Miravant’s PDT light delivery technology. During his time at Miravant, Dr. Rychnovsky was involved in new product development for its cancer, ophthalmology and cardiovascular programs, including clinical development of REM-001 and related PDT technology. Dr. Rychnovsky earned a B.S. in electrical engineering from Iowa State University, an M.S. in electrical engineering from the University of Minnesota, and has a PhD in photonics from the University of Iowa.

Robert J. Toth, Jr. has served as our director since August 20, 2013 and serves as Chair of our Compensation Committee. Since 2005, Mr. Toth has primarily been managing his personal investment portfolio. From 2004-2005, Mr. Toth served as a consulting analyst to Narragansett Asset Management, a New York-based healthcare-focused hedge fund, where he advised the firm on biotechnology investments. From 2001-2003, he was the Senior Portfolio Manager for San Francisco-based EGM Capital’s Medical Technology hedge fund, where he was responsible for managing and maintaining a dedicated medical technology portfolio. Mr. Toth began his Wall Street career in 1996 as an Equity Research Associate for Vector Securities International, a healthcare-focused brokerage firm. From 1997-1999 he served as Senior Biotechnology Analyst. He joined Prudential Securities as Senior Vice President and Biotechnology Analyst where he served from 1999-2001 following Prudential’s acquisition of Vector. His responsibilities included the analysis of commercial, clinical and scientific fundamentals of oncology and genomics-based biotechnology companies on behalf of institutional investors. Mr. Toth was named to the Wall Street Journal’s Allstar List for stock picking in 1999. Mr. Toth received an MBA from the University of Washington and Bachelor of Science degrees in Biological Sciences and Biochemistry from California Polytechnic State University, San Luis Obispo. Mr. Toth’s financial and biotechnology industry knowledge and experience quality him to serve on our board of directors.

Laura Johnson has served as our director since June 26, 2020 and serves as Chair of our Nominating and Corporate Governance Committee. Ms. Johnson currently serves as the President and Chief Executive Officer of Next Generation Clinical Research, a contract research organization that Ms. Johnson founded in 1999. Additionally, Ms. Johnson is the President and Chief Executive Officer of Eufaeria Biosciences, Inc., a development biotechnology company that she founded in 2016. Ms. Johnson is also a founder and former member of the board of directors of SB Bancorp, Inc., a financial holding company, and Settlers Bank, Inc., a Wisconsin chartered business bank. In addition, Ms. Johnson serves as a member of the board of directors of La Jolla Pharmaceutical Company (Nasdaq: LJPC), a biopharmaceutical company, since 2013, Odonate Therapeutics (Nasdaq: ODT), a biopharmaceutical company, since 2018, Harmony Hill Farm Sanctuary since 2019 and Agrace HospiceCare from 2013 to 2016. In 2008 and 2010, she was honored as a biotechnology entrepreneur by the national organization, Women in Bio, and in 2008 received the Rising Star Award by the Wisconsin Biotech and Medical Device Association. Most recently, she was the recipient of the Wisconsin Biohealth Business Award at the BioForward Annual Biohealth Summit in October 2019. Ms. Johnson holds a nursing degree from The University of the State of New York-Albany. Ms. Johnson’s biotechnology industry and executive knowledge and experience qualify her to serve on our Board of Directors.

Keith Murphy has served as our director since August 19, 2020.  Mr. Murphy previously served as a director of Adgero until Adgero’s acquisition in August 2020. Since August 2017, Mr. Murphy has served as the Chairman, Chief Executive Officer and a founder of Viscient Bio, Inc., a biotech therapeutics company at the forefront of 3D human tissue disease modeling. Mr. Murphy is a founder of Organovo Holdings, Inc. (“Organovo”), a biotech company focused on the development of bioprinted human tissues, and previously served as its President and Chief Executive Officer from July 2007 through April 2017 as well as the Chairman of its board of directors from July 2007 through August 2017. Recently, Mr. Murphy rejoined the board of Organovo in July 2020 and currently serves as Executive Chairman since September 2020. Previously, Mr. Murphy served at Alkermes, Inc. (Nasdaq: ALKS), a biotechnology company, from July 1993 to July 1997, where he played a role on the development team for their first approved product, Nutropin (hGH) Depot. He moved to Amgen, Inc. (Nasdaq: AMGN) from August 1997 through July 2007. At Amgen, he held roles of increasing responsibility including Global Operations Leader for the osteoporosis/bone cancer drug Prolia/Xgeva (denosumab), the development of which involved several indications across multiple global Phase 3 studies. He holds a BS in Chemical Engineering from the Massachusetts Institute of Technology and is an alumnus of the UCLA Anderson School of Management. He sits on the board of directors of the California Life Sciences Association (CLSA). Mr. Murphy’s technical, operational, and extensive public capital markets experience qualify him to serve on our Board of Directors.

Tamara A. Seymour has served as our director since April 29, 2021 and Chair of our Audit Committee since July 1, 2021. Ms. Seymour has more than 30 years of life sciences industry experience including 20 years as a chief financial officer. She currently serves as a board member and audit committee chair of Artelo Biosciences, Inc. (Nasdaq: ARTL), and KemPharm, Inc. (Nasdaq: KMPH), both publicly-traded clinical-development stage companies. Ms. Seymour served on the board of directors of Beacon Discovery, Inc. from 2018 until their acquisition in 2021. Ms. Seymour was Interim Chief Financial Officer of Immunic, Inc. (Nasdaq: IMUX), a publicly-traded clinical-stage drug development company in 2019. She served as Chief Financial Officer of Signal Genetics, Inc., (Nasdaq: VRDN) a publicly-traded molecular diagnostics company, from 2014 to 2017, HemaQuest Pharmaceuticals, Inc., a venture-backed clinical-stage drug development company, from 2010 to 2014 and Favrille, Inc., a previously publicly-traded clinical-stage drug development company, from 2001 to 2009. While at these companies, she led multiple private and public financings, including Favrille’s IPO. In addition, she was instrumental in M&A transactions and led the finance, investor relations, human resources, administration and managed care and payor reimbursement functions. Ms. Seymour is a Certified Public Accountant (inactive). She received an MBA, with an emphasis in Finance, from Georgia State University, and a bachelor's degree in Business Administration, with an emphasis in Accounting from Valdosta State University. Ms. Seymour also participated in an executive management program at Kellogg Graduate School of Management at Northwestern University. Ms. Seymour’s professional experience and financial expertise qualify her to serve on our Board of Directors.

Our chief executive and chief financial officers as well as our vice presidents are full-time employees and devote 100% of their business time to us. Our consulting agreement with Dr. Brown does not specify the amount of time Dr. Brown is required to devote to us, but does require that Dr. Brown provide us with the full benefit of his knowledge, expertise and ingenuity, and prohibits Dr. Brown from engaging in any business, enterprise or activity contrary to or that would detract from our business.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws and the provisions of the Nevada Revised Statutes.

Our officers are appointed by our board of directors and serve at its pleasure.

Involvement in Certain Legal Proceedings

We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our Company or our officers or directors in their capacities as such.

Board Committees

The board of directors has formed an Audit Committee which currently consists of Tamara A. Seymour, Chair, Robert E. Hoffman, Robert J. Toth, Jr., and Laura Johnson all of whom are independent (as that term is defined under the Nasdaq Marketplace Rules) and financially literate (as such qualification is interpreted by the board of directors in its business judgment).  In addition, our board of directors has determined that each of Ms. Seymour and Mr. Hoffman qualify as audit committee financial experts within the meaning of SEC regulations and The NASDAQ Marketplace Rules.

The board of directors has also formed a Nominating and Corporate Governance Committee which consists of Laura Johnson, Chair, Robert J. Toth, Jr., and Keith Murphy. The Nominating and Corporate Governance Committee assists the board of directors in fulfilling its oversight responsibilities relating to corporate governance practices and policies.

In addition, the board of directors has formed a Compensation Committee which consists of Robert J. Toth, Jr., Chair, Keith Murphy, and Robert E. Hoffman. The Compensation Committee assists the board of directors in fulfilling its oversight responsibilities relating to compensation matters, including compensation of the directors and our senior management and the administration of our compensation plans.

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

Item 11. Executive Compensation.

Our board of directors has formed a Compensation Committee. The Compensation Committee is responsible for reviewing and approving management compensation, including salaries, bonuses, and equity compensation. We seek to provide competitive compensation arrangements that attract and retain key talent necessary to achieve our business objectives. At our 2021 annual meeting of stockholders, stockholders voted, on an advisory, non-binding basis, to approve the compensation paid to the company’s named executive officers, as disclosed in the proxy statement for the 2021 annual meeting. At our 2018 annual meeting, our stockholders voted, on an advisory, non-binding basis, that such votes on named executive officer compensation should be held every three years. The next advisory, non-binding vote to approve named executive officer compensation is expected to occur in connection with the 2024 annual meeting of stockholders.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our Chief Executive Officer and the two most highly-compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers as of June 30, 2021 and June 30, 2020 for services rendered in all capacities to us for the years ended June 30, 2021 and June 30, 2020. These individuals are our Named Executive Officers for 2021.

Name and Principal Position	Period	Salary (US$)	Bonus Awards (US$)	Equity Awards (US$)	Total (US$)
Saiid Zarrabian, President and CEO(1)	Year Ended June 30, 2021	520,000	180,830	4,270,860	4,971,690
	Year Ended June 30, 2020	470,000	352,500	231,976	1,054,476
Scott Praill, Chief Financial Officer(2)	Year Ended June 30, 2021	290,000	79,808	954,150	1,323,958
	Year Ended June 30, 2020	240,000	126,000	54,929	420,929
John Liatos, Senior V.P., Business Development(3)	Year Ended June 30, 2021	340,000	105,725	796,986	1,242,711
	Year Ended June 30, 2020	—	—	—	—

(1)

On July 7, 2017, Mr. Zarrabian was elected to the board of directors. On November 3, 2017, he was appointed interim chief executive officer and on January 1, 2018 he was also appointed interim president. On May 21, 2018, we entered into an employment agreement with Mr. Zarrabian pursuant to which Mr. Zarrabian was appointed as our permanent president and chief executive officer. Under the agreement, as amended, Mr. Zarrabian will receive an annual base salary of $470,000 (which may be adjusted on an annual basis in the discretion of the board of directors) and will be eligible to receive a fiscal year target bonus of up to 50% of base salary (which may be adjusted by the board of directors to up to 75% of base salary based on overachievement of bonus targets or other performance criteria). In September 2020, the Compensation Committee of the Board of Directors approved an additional bonus in the amount of $70,500 for performance during fiscal 2020, which amount is included in the $352,500.  Any bonus earned for a fiscal year will be payable in cash, but the board of directors may pay up to 50% of the bonus, as well as any bonus in excess of 50% of base salary, in the form of stock options granted under the 2017 Plan (or any successor plan). The employment agreement may be terminated by us with or without cause (as defined therein). In the event we terminate the employment agreement without cause, we will be required to pay Mr. Zarrabian continued payment of his base salary for 12 months, a prorated bonus for the year of termination based on performance through the date of termination, an additional six months of vesting credit for any outstanding options, and continued health coverage during the severance period. In the event that an involuntary termination occurs during a period beginning sixty days before a definitive corporate transaction agreement is entered into that would result in a change in control (as defined therein), or within twelve months following a change in control, the severance period will increase to eighteen months’ severance, Mr. Zarrabian will receive 100% of his target bonus, and his options will be fully vested.

On September 15, 2020 Mr. Zarrabian was granted 2,715,004 stock options that are exercisable at $1.70 per share until September 15, 2030. On November 11, 2020, 279,675 stock options previously granted to Mr. Zarrabian at $0.61 per share had their vesting accelerated such that the 279,675 stock options all vested on November 11, 2020. Mr. Zarrabian’s bonus for the fiscal year ended June 30, 2021 was $180,830.

(2)

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

On September 15, 2020 he was granted 606,557 stock options that are exercisable at $1.70 per share until September 15, 2030.  Mr. Praill’s bonus for the fiscal year ended June 30, 2021 was $79,808.

(3)

On March 1, 2018, Adgero entered into an amended and restated employment agreement with John Liatos which is for an indefinite term. Under the terms of Mr. Liatos’s amended and restated employment agreement, Mr. Liatos receives an annual base salary of $320,000 (which may be adjusted on an annual basis in the discretion of the board of directors).  In addition, Mr. Liatos is eligible to receive an annual bonus, which is targeted at up to 35% of his base salary. Mr. Liatos is also eligible to receive, from time to time, equity awards. The employment agreement provides for accelerated vesting of all unvested equity awards granted to Mr. Liatos upon certain terminations of employment following a change in control (as defined therein). If the employment agreement is terminated without cause (as defined in therein) or Mr. Liatos terminates his employment for good reason (as defined in therein), severance is payable including: (i) continued payments of eight months of his annual base salary, paid in installments in accordance with the Company’s regular payroll practices; (ii) reimbursement of healthcare continuation payments under Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for a period of eight months; and (iii) an additional six months of service vesting credit for each of his stock options outstanding at the time of his termination, and all of his vested options will remain exercisable for up to a twelve-month period measured from his termination date (or earlier expiration of the options term). Notwithstanding the foregoing, Mr. Liatos’s post-employment healthcare coverage payments as described herein will cease at such time as Mr. Liatos becomes otherwise eligible to obtain alternative healthcare coverage from a new employer if such event occurs prior to the expiration of his receipt of such benefit. Mr. Liatos’s severance benefits will be subject to reduction to the extent doing so would put him in a better after-tax position after taking into account any excise tax he may incur under Section 4999 of the Code in connection with any change in control of us or his subsequent termination of employment. Mr. Liatos is also subject to non-compete and non-solicitation provisions, which will apply during the term of his employment and for a period of twelve months following termination of his employment. Upon the closing of the merger with Adgero, Mr. Liatos’ employment contract was continued by the Company.

On September 15, 2020 Mr. Liatos was granted 506,647 stock options that are exercisable at $1.70 per share until September 15, 2030.  Mr. Liatos’ performance bonus for the fiscal year ended June 30, 2021 was $49,725 and he also received a retention bonus of $56,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of June 30, 2021.

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) un-exercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (US$)	Option expiration date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Saiid Zarrabian	3,600	—	—	21.10	July 7, 2027	—	—
	12,000	—	—	8.70	November 3, 2027
	83,647	—	—	9.825	May 21, 2028
	457,650(1)	—	—	0.61	September 5, 2029
	678,744(2)	2,036,260	—	1.70	September 15, 2030
Scott Praill	1,250	—	—	20.50	February 1, 2022	—	—
	8,750	—	—	42.00	August 15, 2023
	3,740	—	—	49.50	February 17, 2027
	8,612(4)	1,388	—	6.099	November 8, 2028
	63,211(3)	45,155	—	0.61	September 5, 2029
	151,632(2)	454,925	—	1.70	September 15, 2030
John Liatos	126,657(2)	379,990	—	1.70	September 15, 2030	—	—

(1)

On November 11, 2020, the Board of Directors approved the accelerated vesting of 279,675 stock options such that all remaining stock options issued at $0.61 per share fully vested on November 11, 2020.

(2)	Stock options vest as to 1/6th on March 15, 2021 with the remaining shares vesting in equal monthly installments over a period of 30 months commencing on April 15, 2021.
(3)	Stock options vest as to 1/6th on March 5, 2020 with the remaining shares vesting in equal monthly installments over a period of 30 months commencing on April 5, 2020.
(4)	Stock options vest as to 1/6th on May 8, 2019 with the remaining shares vesting in equal monthly installments over a period of 30 months commencing on June 8, 2019.

Director Compensation

Director compensation is intended to provide an appropriate level of remuneration considering the responsibilities, time requirements, and accountability of the directors.

The following table sets forth director compensation for the fiscal year ended June 30, 2021 paid by us (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert E. Hoffman	95,000	—	175,457	—	—	—	270,457
Robert J, Toth, Jr.	61,500	—	175,457	—	—	—	236,957
Laura Johnson	48,563	—	175,457	—	—	—	224,020
Keith Murphy	48,167	—	175,457	—	—	—	223,624
Tamara A. Seymour(3)	8,181	—	81,636	—	—	—	89,817
Lynda Cranston(4)	6,000	—	—	—	—	—	6,000
Napoleone Ferrara, MD(4)	6,125	—	—	—	—	—	6,125

(1)

For our fiscal year ended June 30, 2021, our directors were paid a $40,000 annual retainer, an additional annual retainer for chairing a committee, a retainer for being a member of a committee, and the chairman of the board was paid an additional annual retainer of $35,000.

(2)	On September 15, 2020, independent directors were granted 120,000 stock options exercisable at $1.70 per share until September 15, 2030. The options vest pro rata over one year from the date of grant.
(3)

Ms. Seymour was appointed to our board of directors on April 29, 2021 and was elected to the board of directors at our annual meeting of stockholders held June 25, 2021. On April 29, 2021, Ms. Seymour was granted 75,000 stock options exercisable at $1.37 per share until April 29, 2031.  The options vest as to 1/3 on April 29, 2022 with the remainder vesting in equal tranches over the next eight quarters beginning July 29, 2022.

(4)	Ms. Cranston and Dr. Ferrara resigned from the Board of Directors on August 19, 2020. As a result, they forfeited any unvested stock options as of August 19, 2020.

Risk Management

We do not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 28, 2021, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock(2)
Directors and Officers
Saiid Zarrabian	1,618,811	(3)	3.6%
John Liatos	393,772	(4)	*
Scott Praill	346,359	(5)	*
Keith Murphy	317,746	(6)	*
Dennis Brown, PhD	309,191	(7)	*
Robert J. Toth, Jr.	223,832	(8)	*
Robert E. Hoffman	219,266	(9)	*
Laura Johnson	136,666	(10)	*
Tamara A. Seymour	5,834	(11)	*
All officers and directors as a group (8 persons)	3,571,477		8.1%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Kintara Therapeutics, Inc., 12707 High Bluff Dr., Suite 200, San Diego, CA 92130.
(2)

Applicable percentage ownership is based on 43,174,989 shares of common stock outstanding as of September 28, 2021, together with securities exercisable or convertible into shares of common stock within 60 days of September 28, 2021 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 28, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 1,612,721 shares issuable upon the exercise of vested stock options.
(4)	Includes 197,022 shares issuable upon exercise of vested stock options.
(5)	Includes 337,873 shares issuable upon exercise of vested stock options.
(6)	Includes 136,666 shares issuable upon exercise of vested stock option.
(7)	Includes 53,750 shares held by Valent Technologies, LLC and 248,623 shares issuable upon exercise of vested stock options.
(8)	Includes 222,266 shares issuable upon exercise of vested stock options.
(9)	Includes 219,266 shares issuable upon exercise of vested stock options.
(10)	Includes 136,666 shares issuable upon exercise of vested stock options.
(11)	Includes 5,834 shares issuable upon exercise of vested stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of June 30, 2021:

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(1)	6,256,584	$1.63	6,413,891
Equity compensation plans not approved by security holders – Del Mar (BC) 2013 Amended and Restated Stock Option Plan	135,775	$30.88	—
Totals	6,392,359	$2.27	6,413,891

(1)

As approved by our stockholders at the annual meeting of stockholders held on April 11, 2018, on July 7, 2017, as amended on February 1, 2018, the board of directors approved the adoption of the 2017 Plan. The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, as amended by our board of directors, and our stockholders at our annual meeting of stockholders held on June 25, 2021, 13,000,000 shares of our common stock are reserved for issuance, less the number of shares of our common stock issued under the Legacy Plan or that are subject to grants of stock options made, or that may be made, under the Legacy Plan.

A total of 135,775 shares of our common stock, net of forfeitures, have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 6,256,584 shares of our common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving a potential 6,413,891 shares, net of exercises, of our common stock available for issuance under the Plan if all such options under the Legacy Plan were exercised and no new grants are made under the Legacy Plan. The maximum number of shares of our common stock with respect to which any one participant may be granted awards during any calendar year is 8% of our fully diluted shares of common stock on the date of grant (excluding the number of shares of our common stock issued under the 2017 Plan and/or the Legacy Plan or subject to outstanding awards granted under the 2017 Plan and/or the Legacy Plan). No award will be granted under the 2017 Plan on or after July 7, 2027, but awards granted prior to that date may extend beyond that date.

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

Director Independence

Robert E. Hoffman, Robert J. Toth, Jr., Laura Johnson, Tamara A. Seymour, and Keith Murphy are independent as that term is defined under the Nasdaq Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

On July 31, 2019, Marcum LLP (“Marcum”), Certified Public Accountants, were appointed as our auditors.

The following is a summary of fees paid by us for professional services rendered by Marcum for the years ended June 30, 2021 and 2020.

	Year Ended June 30, 2021	Year Ended June 30, 2020
Audit fees	$200,599	$130,000
Audit related fees	$27,077	$30,950
Tax fees	$—	$—
All other fees	$—	$—
Total fees	$227,676	$160,950

Audit fees. Audit fees represent fees for professional services performed by Marcum for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by Marcum that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. Marcum has not performed any tax compliance services for us during the years ended June 30, 2021 or 2020.

All other fees. Marcum has not received any other fees from us for the years ended June 30, 2021 or 2020.

In accordance with applicable laws, rules and regulations, our audit committee charter and pre-approval policies established by the audit committee require that the audit committee review in advance and pre-approve all audit and permitted non-audit fees for services provided to us by our independent registered public accounting firm. The services performed by, and the fees to be paid to, Marcum in 2021 and 2020, respectively, were approved by the audit committee.

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

3.10

Certificate of Amendment to the Articles of Incorporation, as amended, of DelMar Pharmaceuticals Inc., dated April 11, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.11

Certificate of Correction to the Company’s articles of incorporation, filed with the Secretary of State of the State of Nevada on April 17, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2019)

3.12

Certificate of Change of DelMar Pharmaceuticals, Inc., dated May 7, 2019 and effective May 8, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2019)

3.13

Certificate of Amendment to the Articles of Incorporation, as amended, of DelMar Pharmaceuticals Inc., dated June 26, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2019)

3.14

Certificate of Amendment to the Articles of Incorporation of the Company, dated August 19, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020)

3.15

Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020)

3.16

Certificate of Designation of Preferences, Rights and Limitations of Series C-2 Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2020)

3.17

Certificate of Designation of Preferences, Rights and Limitations of Series C-3 Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020)

3.18

Certificate of Amendment to the Articles of Incorporation, as amended, of Kintara Therapeutics, Inc., dated June 25, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2021)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

4.2	Form of Investor Warrant (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013)

4.3	Form of Dividend Warrant (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013)

4.4	Form of Election to Exercise Warrants (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2014)

4.5	Form of Investor Warrant Amendment (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2014)

4.6	Form of Dividend Warrant Amendment (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2014)

4.7	Form of Placement Agent Warrant Amendment (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2015)

4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016)

4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2017)

4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2017)

4.11	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.12	Form of Pre-Funded Warrant Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.13	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.14	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.15	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020)

4.16	Description of Securities (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed with the SEC on September 18, 2020)

4.17	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.18	Form of Pre-Funded Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.19	Form of Placement Agent Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

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

10.25

 Placement Agency Agreement, dated June 24, 2020, by and among DelMar Pharmaceuticals, Inc. and Aegis Capital Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020)

10.26

Amendment to the 2017 Omnibus Equity Incentive Plan of Kintara Therapeutics, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on September 18, 2020)

10.27	Amendment to the 2017 Omnibus Equity Incentive Plan of Kintara Therapeutics, Inc.*

10.28	Form of Securities Purchase Agreement, dated September 23, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

21.1	List of Subsidiaries*

23.1	Consent of Marcum, LLP*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

KINTARA THERAPEUTICS, INC.

Dated: September 28, 2021	By:	/s/ Saiid Zarrabian
		Name:	Saiid Zarrabian
		Title:	Chief Executive Officer (principal executive officer)

Dated: September 28, 2021	By:	/s/ Scott Praill
		Name:	Scott Praill
		Title:	Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Saiid Zarrabian	Chief Executive Officer, Director	September 28, 2021
Saiid Zarrabian	(principal executive officer)

/s/ Scott Praill	Chief Financial Officer	September 28, 2021
Scott Praill	(principal financial and accounting officer)

/s/ Dennis Brown	Chief Scientific Officer	September 28, 2021
Dennis Brown

/s/ Tamara Seymour	Director	September 28, 2021
Tamara Seymour

/s/ Robert J. Toth	Director	September 28, 2021
Robert J. Toth

/s/ Laura Johnson	Director	September 28, 2021
Laura Johnson

/s/ Robert E. Hoffman	Director	September 28, 2021
Robert E. Hoffman

/s/ Keith Murphy	Director	September 28, 2021
Keith Murphy