Form 10-Q
period 2021-09-30
Kintara Therapeutics, Inc.
filed 2021-11-15
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Number of shares of common stock outstanding as of November 11, 2021 was 48,535,338.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the three months ended September 30, 2021

(expressed in US dollars unless otherwise noted)

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Balance Sheets

(In thousands, except par value amounts)

		September 30, 2021	June 30, 2021
	Note	$	$
		(unaudited)
Assets
Current assets
Cash and cash equivalents		19,339	10,537
Prepaid expenses, deposits and other		769	756
Clinical trial deposit	4	—	500
		20,108	11,793
Clinical trial deposit	4	2,100	1,600
Property, equipment and intangibles, net	5	135	150
Total assets		22,343	13,543
Liabilities
Current liabilities
Accounts payable and accrued liabilities		2,510	2,219
Related party payables	6	491	561
		3,001	2,780
Milestone payment liability	3	179	182
Total liabilities		3,180	2,962
Stockholders’ equity
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at September 30, 2021 (June 30, 2021 – 279)	6,7	279	279
18 Series C shares at September 30, 2021 (June 30, 2021 – 20)	7	13,396	14,652
Common stock
Authorized
175,000 shares at September 30, 2021 and June 30, 2021, $0.001 par value
47,974 issued at September 30, 2021 (June 30, 2021 – 32,740)	7	48	33
Additional paid-in capital	7	125,074	106,821
Accumulated deficit		(119,655)	(111,225)
Accumulated other comprehensive income		21	21
Total stockholders’ equity		19,163	10,581
Total liabilities and stockholders’ equity		22,343	13,543
Nature of operations, corporate history, going concern and management plans (note 1)
Subsequent events (note 10)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

		Three months ended September 30,
	Note	2021	2020
		$	$
Expenses
Research and development		3,793	1,357
General and administrative		2,178	1,534
Merger costs	3	—	500
In-process research and development	3	—	16,094
		(5,971)	(19,485)
Other income (loss)
Foreign exchange		4	1
Amortization of deferred loan costs		—	(27)
Interest, net		1	(7)
		5	(33)
Net loss for the period		(5,966)	(19,518)
Computation of basic loss per share
Net loss for the period		(5,966)	(19,518)
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	7	—	(3,181)
Series A Preferred cash dividend	7	(2)	(2)
Series B Preferred stock dividend	7	—	(5)
Series C Preferred stock dividend	7	(2,462)	—
Net loss for the period attributable to common stockholders		(8,430)	(22,706)
Basic and fully diluted loss per share		(0.25)	(1.33)
Basic and fully diluted weighted average number of shares		34,281	17,106

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

For the three months ended September 30, 2021

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Stockholders' equity $
Balance - June 30, 2021	32,740	33	106,821	21	14,931	(111,225)	10,581
Issuance of shares and warrants - net of issue costs	7,200	7	13,627	—	—	—	13,634
Conversion of Series C Preferred stock to common stock	1,467	1	1,255	—	(1,256)	—	—
Exercise of 2020 Investor Warrants for cash	69	—	69	—	—	—	69
Exercise of pre-funded warrants for cash	4,800	5	—	—	—	—	5
Warrants issued for services	—	—	31	—	—	—	31
Stock option expense	—	—	811	—	—	—	811
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series C Preferred stock dividend	1,698	2	2,460	—	—	(2,462)	—
Loss for the period	—	—	—	—	—	(5,966)	(5,966)
Balance - September 30, 2021	47,974	48	125,074	21	13,675	(119,655)	19,163

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

For the three months ended September 30, 2020

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

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(In thousands)

		Three months ended September 30,
		2021	2020
	Note	$	$
Cash flows from operating activities
Loss for the period		(5,966)	(19,518)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets		—	1
Depreciation of property and equipment	5	15	—
In-process research and development	3	—	16,094
Change in fair value of milestone liability	3	(3)	—
Interest expense		—	8
Amortization of deferred loan costs		—	27
Warrants issued for services	7	31	45
Stock option expense	7	811	405
Changes in operating assets and liabilities
Prepaid expenses, deposits and other		(13)	24
Accounts payable and accrued liabilities		122	(914)
Related party payables		(70)	(282)
Net cash used in operating activities		(5,073)	(4,110)
Cash flows from investing activities
Cash acquired on merger with Adgero	3	—	969
Net cash provided by investing activities		—	969
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	7	13,803	21,859
Warrants exercised for cash	7	74	994
Proceeds from loan		—	500
Series A preferred cash dividend	6	(2)	(2)
Net cash provided by financing activities		13,875	23,351
Increase in cash and cash equivalents		8,802	20,210
Cash and cash equivalents – beginning of period		10,537	2,392
Cash and cash equivalents – end of period		19,339	22,602
Supplementary information (note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2021

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

For the three months ended September 30, 2021, the Company reported a loss of $5,966 and a negative cash flow from operations of $5,073. The Company had an accumulated deficit of $119,655 and had cash and cash equivalents of $19,339 as of September 30, 2021. The Company is in the clinical stage and has not generated any revenues to-date. The Company does not have the prospect of achieving revenues until such time that its product candidates are commercialized, or partnered, which may not ever occur. In the near future, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these condensed consolidated interim financial statements.

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

Unaudited interim financial data

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the June 30, 2021 audited financial statements of the Company included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2021. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three-months ended September 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022, or for any other future annual or interim period.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets, and contingent liabilities as at the end of, or during, the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the valuation of equity instruments issued for services and clinical trial accruals. Further details of the nature of these assumptions and conditions may be found in the relevant notes to these condensed consolidated interim financial statements.

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the three-month periods ended September 30, 2021, and 2020 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, and convertible preferred shares is anti-dilutive.  As of September 30, 2021, potential common shares of 19,152 (2020 – 11,858) related to outstanding common share warrants, 2,100 (2020 – 2,153) related to outstanding Series C preferred stock warrants, 6,809 (2020 – 6,544) related to stock options, nil (2020 – 162) relating to outstanding Series B convertible preferred shares, and 15,828 (2020 – 21,516) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

Acquired in-process research and development expense

The Company acquired in-process research and development assets in connection with its Merger with Adgero (note 3). As the acquired in-process research and development assets were deemed to have no current, or alternative future use, an expense of $16,094 was recognized in the condensed consolidated interim statements of operations for the three-month period ended September 30, 2020.

Property, equipment, and intangibles

Property, equipment and intangibles are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over its estimated useful life of three years. Depreciation expense is recognized from the date the equipment was put into use.

Recent accounting pronouncements

During the three-months ended September 30, 2021, there have been no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated interim financial statements.
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

Under the terms of the Merger Agreement, upon closing of the Merger, the Company issued 11,439 shares of Company common stock and 2,315 stock purchase warrants (“Adgero Warrants”) to the security holders of Adgero. The Adgero Warrants are exercisable at $3.18 per share (note 7). Also, in conjunction with the Merger, the Company issued 572 shares of common stock to the placement agent as a success fee.  The aggregate fair value of consideration transferred to the Adgero shareholders was $16,725. As part of the Merger, the Company acquired in-process research and development of $16,094 and other net assets of $631. The fair value of the acquired in-process research and development assets has been expensed as a charge in the condensed consolidated interim statements of operations for the three months ended September 30, 2020, as there is no alternative use for these assets.

The Company incurred approximately $1,554 of legal, consulting and other professional fees related to the Merger of which approximately $500 was incurred during the three months ended September 30, 2020. The transaction costs have been classified as merger expenses in the condensed consolidated statement of operations.

In connection with the Merger, the Company recorded a milestone payment liability which relates to an asset purchase agreement with St. Cloud Investments, LLC (“St. Cloud”) that Adgero has regarding the acquisition of REM-001.  The Agreement, as amended, is dated November 26, 2012 (the “St. Cloud Agreement”). Pursuant to the terms of the St. Cloud Agreement, the Company is obligated to make certain payments under the agreement. The future contingent amounts payable under that agreement are as follows:

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

As of September 30, 2021, the Company reviewed its estimates with respect to the planned timing of completion of the respective milestones and adjusted the liability accordingly.

$ (in thousands)
Balance – June 30, 2020	—
Addition	188
Change in fair value estimate	(6)
Balance – June 30, 2021	182
Change in fair value estimate	(3)
Balance – September 30, 2021	179

4	Clinical trial deposit

In October 2020, the Company announced that it had entered into a final agreement with a contract research organization (“CRO”) for the management of the Company’s registration study for glioblastoma multiforme. Under the agreement, the Company will supply the drug for the study and the CRO will manage all operational aspects of the study including site activation and patient enrollment. The Company is required to make certain payments under the agreement related to patient enrollment milestones. For the three months ended September 30, 2021, the Company has recognized $1,952 (2020 – $nil) of expenses for this study in relation to clinical site initiation and patient enrollment.

In relation to this study, the Company has made a deposit payment of $2,100 to the CRO.  It is anticipated that the deposit will be applied to future invoices, or refunded to the Company, beyond twelve months from September 30, 2021.  The Company can terminate the study at any time.  Upon termination, the Company will be liable for any payments due to the effective date of the termination as well as any non-refundable costs incurred by the CRO prior to the date of termination.

5	Property, equipment and intangibles

$ (thousands)
Balance, June 30, 2020	—
Acquired in Adgero merger (note 3)	175
Laboratory equipment purchased	8
Disposal of furniture	(3)
Property, equipment and intangibles	180
Less accumulated depreciation	(30)
Balance, June 30, 2021	150
Less accumulated depreciation	(15)
Balance, September 30, 2021	135

6	Related party transactions

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

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $279 (including aggregate accrued interest to September 30, 2014, of $29), issued to Valent by Del Mar (BC), for 279 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For the three-months ended September 30, 2021, and 2020 respectively, the Company recorded $2 related to the dividend paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

Related party payables

At September 30, 2021 there is an aggregate amount of $491 (June 30, 2021 - $561) payable to the Company’s officers and directors for fees, expenses, and accrued bonuses and other liabilities.

7	Stockholders’ equity

Preferred stock

Series C Preferred Stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2020	—	—
Issuance	25,028	18,286
Issued on exercise of Series C Agent Warrants	33	79
Conversion of Series C Preferred stock to common stock	(4,969)	(3,713)
Balance – June 30, 2021	20,092	14,652
Conversion of Series C Preferred stock to common stock	(1,710)	(1,256)
Balance – September 30, 2021	18,382	13,396

In connection with the Merger (note 3), in August 2020, the Company issued 25,028 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) in three separate closings of a private placement (Series C-1, C-2, and C-3).  Each share of Series C Preferred Stock was issued at a purchase price of $1,000 per share and is convertible into shares of common stock based on the respective conversion prices which were determined at the closing of each round of the private placement. The conversion prices for the Series C-1 Preferred Stock, Series C-2 Preferred Stock, and the Series C-3 Preferred Stock are $1.16, $1.214, and $1.15, respectively. Subject to ownership limitations, the owners of the Series C Preferred Stock are entitled to receive dividends, payable in shares of common stock at a rate of 10%, 15%, 20% and 25% of the number of shares of common stock issuable upon conversion of the Series C Preferred Stock, on the 12th, 24th, 36th and 48th month, anniversary of the initial closing of the private placement which occurred on August 19, 2020.

The Series C Preferred Stock dividends do not require declaration by the Board of Directors and are accrued annually as of the date the dividend is earned in an amount equal to fair value of the Company’s common stock on the dates the respective dividends are paid. The fair value of the Series C Preferred Stock dividend paid on August 19, 2021, was determined by multiplying the dividends paid of 1,698 by the Company’s closing share price on August 19, 2021, of $1.45 per share for a total fair value of $2,462. Any outstanding shares of Series C Preferred Stock will automatically convert to shares of common stock on August 19, 2024.

Total gross proceeds from the private placement were $25,028, or approximately $21,573 in net proceeds after deducting financing costs of $3,455 with respect to agent commissions and expenses, as well as legal and accounting fees.  In addition, the Company issued 2,504 Series C Preferred Stock purchase warrants with a fair value of $3,287 to the placement agent (“Series C Agent Warrants”).

The Company’s Series C Preferred Stock outstanding, conversion shares, and dividends as of September 30, 2021, are as follows:

Series	Number	Conversion price $	Number of conversion shares (in thousands)	Dividend Shares (in thousands)
Series 1	15,439	1.16	13,310	9,414
Series 2	898	1.21	740	518
Series 3	2,045	1.15	1,778	1,263
	18,382		15,828	11,195

Series C Dividends	Dividend Shares (in thousands)
10% - August 19, 2021 (actual)	1,698
15% - August 19, 2022 (estimated)	2,374
20% - August 19, 2023 (estimated)	3,166
25% - August 19, 2024 (estimated)	3,957
11,195

The conversion feature of the Series C Convertible Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series C Convertible Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from inception, the Company immediately recorded a non-cash deemed dividend of $3,181 related to the beneficial conversion feature arising from the issuance of Series C Convertible Preferred Stock. This non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share for the three months ended September 30, 2020.

The Series C Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock shall be pari passu in liquidation to the Company’s Series A Preferred Stock. The liquidation value of the Series C Preferred Stock at September 30, 2021, is the stated value of $18,382 (June 30, 2021 - $20,092).

Series B Preferred Stock

During the year ended June 30, 2016, the Company issued 902 shares of Series B Preferred Stock. The remaining balance of 601 shares of Series B Preferred Stock were fully converted to 150 shares of common stock on April 29, 2021. The holders of the Series B Preferred Stock were entitled to an annual cumulative, in arrears, dividend at the rate of 9% payable quarterly. The 9% dividend accrued quarterly commencing on the date of issue and was payable quarterly on September 30, December 31, March 31, and June 30 of each year commencing on June 30, 2016. Dividends were payable solely by delivery of shares of common stock, in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the conversion price. Pursuant to the Series B Preferred Stock dividend, during the three-months ended September 30, 2021, the Company issued nil (2020 – 4) shares of common stock and recognized $nil (2020 - $5) as an increase in accumulated deficit.

In addition, the Company and the Series B Preferred Stock holders entered into a royalty agreement, pursuant to which the Company will pay the holders of the Series B Preferred Stock, in aggregate, a low, single-digit royalty based on their pro rata ownership of the Series B Preferred Stock on products sold directly by the Company or sold pursuant to a licensing or partnering arrangement.

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

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock shall be pari passu in liquidation to the Company’s Series C Preferred Stock. The liquidation value of the Series A Preferred stock at September 30, 2021 is its stated value of $279 (June 30, 2021 - $279).

There was no change to the Series A Preferred stock for the three-months ended September 30, 2021 or 2020.

Common stock

Stock issuances during the three months ended September 30, 2021

Registered direct financing

On September 28, 2021, the Company closed on the sale of (i) 7,200 shares of its common stock, par value $0.001 per share (the “Common Stock”), (ii) pre-funded warrants (“PFW”) to purchase an aggregate of 4,800 shares of Common Stock and (iii) common warrants to purchase an aggregate of 12,000 shares of Common Stock (“2022 Investor Warrants”) in the Company’s registered direct offering (the “Offering”). Each share of Common Stock, or PFW as applicable, was sold together with a 2022 Investor Warrant to purchase one share of Common Stock at a combined effective price of $1.25 per share of Common Stock and accompanying 2022 Investor Warrant.  The 2022 Investor Warrants have been valued at $7,023 and have been treated as equity. They have been valued using a Black-Scholes valuation with a risk-free rate of 0.55%, a contractual term of 3.5 years, a volatility of 116.7%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the contractual life of the instrument at the valuation date. The term is based on the contractual term of the warrant.

The net proceeds from the Offering, were $13,634 after deducting commissions and other offering expenses.

The 2022 Investor Warrants are exercisable at $1.25 per share until their expiry on March 28, 2025 and the PFW are exercisable at $0.001 per share at any time after September 28, 2021. The Company also issued 600 agent warrants that are exercisable at $1.5265 per share commencing September 28, 2021, until their expiry on March 28, 2025 (the “2022 Agent Warrants”). The 2022 Agent Warrants have been valued at $333 and have been treated as non-cash issue costs of the Common Stock, 2022 Investor Warrants, and PFW. The 2022 Agent Warrants have been valued using a Black-Scholes valuation with a risk-free rate of 0.55%, a contractual term of 3.5 years, a volatility of 116.7%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the contractual life of the instrument at the valuation date. The term is based on the contractual term of the warrant.

During the three months ended September 30, 2021, all of the 4,800 PFW were exercised at $0.001 per PFW for proceeds of $4.8.

Stock options

2017 Omnibus Incentive Plan

As subsequently approved by the Company’s stockholders at an annual meeting of stockholders on April 11, 2018, the Company’s board of directors approved adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. As approved by the Company’s stockholders on June 25, 2021, the number of common shares available under the 2017 Plan was increased to 13,000 shares. Under the 2017 Plan 13,000 shares of Company common stock are currently reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”), or that are subject to grants of stock options made, or that may be made, under the Legacy Plan, or that have been previously exercised. A total of 129 shares of common stock have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 6,680 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving 5,997 shares of common stock available at September 30, 2021 for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised, net of stock options previously exercised.

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

During the three-months ended September 30, 2021, a total of 435 options to purchase shares of common stock were granted to directors of the Company. The options to purchase shares of common stock of the Company have an exercise price of $1.24 per share. They vest in 12 equal monthly installments beginning on October 22, 2021.  All of the options to purchase shares of common stock granted have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

The following table sets forth changes in stock options outstanding under all plans:

	Number of stock options outstanding (in thousands)	Weighted average exercise price
Balance – June 30, 2021	6,392	2.26
Granted	435	1.24
Expired	(18)	13.11
Balance – September 30, 2021	6,809	2.16

The following table summarizes stock options outstanding and exercisable under all plans at September 30, 2021:

Exercise price $	Number Outstanding at September 30, 2021 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at September 30, 2021 (in thousands)
0.61	816	7.93	747
0.74	250	8.12	83
1.24	435	9.98	—
1.36	300	8.98	100
1.37	75	9.58	—
1.70	4,699	8.96	1,886
6.10	17	7.11	17
8.70	11	6.09	11
9.83	84	6.64	84
10.60	3	6.54	3
11.70	30	1.41	30
15.77	3	0.67	3
20.00	9	0.34	9
21.10	7	5.77	7
29.60	2	3.35	2
37.60	5	4.36	5
41.00	4	5.11	4
42.00	30	1.88	30
44.80	3	4.36	3
49.50	13	5.38	13
53.20	8	4.60	8
61.60	2	1.50	2
92.00	3	1.67	3
	6,809		3,050

Included in the number of stock options outstanding are 2.5 stock options granted at an exercise price of CA$20.00. The exercise price of these options shown in the above table have been converted to US$15.77 per share using the period ending closing exchange rate. Stock options granted during the three months ended September 30, 2021, have been valued using a Black-Scholes pricing model with the following assumptions:

September 30, 2021
Dividend rate	—%
Estimated volatility	93.9%
Risk-free rate	1.55%
Expected term – years	5.3

The estimated volatility of the Company’s common stock at the date of issuance of the stock options is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining term of the stock options at the valuation date.  The expected term of the stock options has been estimated using the plain vanilla method.

The Company has recognized the following amounts as stock option expense for the periods noted (in thousands):

	Three months ended September 30,
	2021 $	2020 $
Research and development	244	91
General and administrative	567	314
	811	405

All of the stock option expense for the periods ended September 30, 2021, and 2020 has been recognized as additional paid in capital.  The aggregate intrinsic value of stock options outstanding at September 30, 2021 was $235 (2020 - $977) and the aggregate intrinsic value of stock options exercisable at September 30, 2021 was $197 (2020 - $447). As of September 30, 2021, there was $2,597 in unrecognized compensation expense that will be recognized over the next 2.58 years.

The following table sets forth changes in unvested stock options under all plans:

	Number of Options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2021	3,860	1.60
Granted	435	1.24
Vested	(536)	1.62
Unvested at September 30, 2021	3,759	1.56

The aggregate intrinsic value of unvested stock options at September 30, 2021 was $38 (2020 - $531). The unvested stock options have a remaining weighted average contractual term of 9.03 years (2020 – 9.83).

Common stock warrants

The following table sets forth changes in outstanding common stock warrants:

	Number of Warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2021	6,974	3.34
Issuance of 2022 Investor Warrants	12,000	1.25
Issuance of PFW	4,800	0.001
Issuance of 2022 Agent Warrants	600	1.5625
Exercise of PFW	(4,800)	0.001
Exercise of 2020 Investor Warrants	(69)	1.00
Expiry of Adgero replacement warrants	(353)	3.18
Balance – September 30, 2021	19,152	1.99

The following table summarizes the Company’s outstanding common stock warrants as of September 30, 2021:

Description of warrants	Number (in thousands)	Exercise price $	Expiry date

2022 Investor warrants	12,000	1.25	March 28, 2025
2020 Investor warrants	3,264	1.00	August 16, 2024
2019 Investor warrants	760	3.10	June 5, 2024
2018 Investor warrants	280	12.50	September 22, 2022
2017 Investor warrants	208	35.00	April 19, 2022
NBTS Warrants	125	1.09	June 19, 2025
Warrants issued for services	6	17.80	January 25, 2023
Warrants issued for services	34	11.70	February 27, 2023
Warrants issued for services	14	9.00	September 15, 2023
Warrants issued for services	280	0.75	October 11, 2023
Warrants issued for services	125	0.64	November 18, 2023
Warrants issued for services	280	1.49	January 20, 2024
Warrants issued for services	50	1.49	September 22, 2023
Warrants issued for services	50	1.82	November 13, 2023
Warrants issued for services	100	1.47	January 20, 2024
Warrants issued for services	70	2.75	February 17, 2024
Warrants issued for services	50	2.38	February 25, 2024
2022 Agent warrants	600	1.56	March 28, 2025
2019 Agent warrants	47	3.88	June 3, 2024
2018 Agent warrants	40	12.50	September 20, 2022
2017 Agent warrants	14	40.60	April 12, 2022
Adgero Warrants	755	3.18	January 17, 2022
	19,152

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

The following table sets forth changes in outstanding Series C Agent Warrants:

	Balance June 30, 2021	Number of Warrants Issued	Number of Warrants Exercised	Balance, September 30, 2021	Conversion price $
Issuance of Preferred Series C-1 Agent Warrants	1,929	—	—	1,929	1.16
Issuance of Preferred Series C-2 Agent Warrants	219	—	—	219	1.21
Issuance of Preferred Series C-3 Agent Warrants	296	—	—	296	1.15
	2,444	—	—	2,444

The following table summarizes the Company’s outstanding Series C Agent Warrants as of September 30, 2021:

Series C Agent Warrants	Number	Conversion price $	Number of conversion shares (in thousands)	Cumulative common stock dividends (in thousands)
Series 1	1,929	1.16	1,663	1,164
Series 2	219	1.21	180	126
Series 3	296	1.15	257	180
	2,444		2,100	1,470

8	Supplementary statement of cash flows information

The Company incurred the following non-cash investing and financing transactions (in thousands):

	Three months ended
	September 30, 2021 $	September 30, 2020 $
Series C Preferred Stock common stock dividend (note 7)	2,462	—
Series B Preferred Stock common stock dividend (note 7)	—	5
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance (note 7)	—	3,181
Non-cash issue costs (note 7)	333	3,287
Issue costs in accounts payable and accrued liabilities	169	193
Income taxes paid	—	—
Interest paid	—	—

9	Financial instruments

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. As at September 30, 2021, the Company’s milestone payment liability was measured using level 3 inputs (note 3).

	September 30, 2021
Liability	Level 1	Level 2	Level 3
Milestone payment liability	—	—	179

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, and related party payables. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

10	Subsequent events

Series C Preferred Stock

Subsequent to September 30, 2021, 0.65 shares of Series C-1 Preferred Stock were converted into 560 shares of common stock.

Stock options

On November 8, 2021, the Company issued 3,519 stock options to one of its officers. The stock options are exercisable at $0.96 per share until November 8, 2031, and vest 25% on November 8, 2022, with the remainder to vest in equal installments over the subsequent 36 months commencing on December 8, 2022. In addition, 2,715 stock options previously issued to an officer of the Company were modified such that 754 stock options that were to vest over the period December 15, 2022, to September 15, 2023, now vest on a contingent basis dependent on the achievement of certain strategic partnership initiatives.

The Company has evaluated its subsequent events from September 30, 2021, through the date these condensed consolidated interim financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated interim financial statements other than the items noted above.

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

You should review the factors and risks we describe under “Risk Factors” in our report on Form 10-K for the year ended June 30, 2021 and in our other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

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

Including net proceeds of approximately $13.6 million received from a registered direct financing that closed on September 28, 2021, we estimate that we have cash available to fund planned operations for less than one year from the date of issuance of our September 30, 2021 condensed consolidated interim financial statements but cash is expected to fund planned operations through stage 1 of the GBM AGILE study, which could result in graduation to the final confirmatory stage, the potential NDA enabling portion of the study. However, the COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. The ultimate impact of the COVID-19 pandemic on our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and new information which may emerge concerning the severity of the COVID-19 pandemic. We may not be able to raise sufficient additional capital and may tailor our drug candidate development programs based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

Background

Kintara Therapeutics, Inc. is a clinical stage, biopharmaceutical company focused on the development and commercialization of new cancer therapies.

On June 10, 2020, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated as of June 9, 2020, by and among Adgero Acquisition Corp., our wholly-owned subsidiary incorporated in the State of Delaware (“Merger Sub”), and Adgero Biopharmaceuticals Holdings, Inc., a Delaware corporation (“Adgero”). On August 19, 2020, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Adgero (the “Merger”), the separate corporate existence of Merger Sub ceased, and Adgero continued its existence under Delaware law as the surviving corporation in the Merger and became our direct, wholly-owned subsidiary. As a result of the Merger, each issued and outstanding share of Adgero common stock, par value $0.0001 per share (the “Adgero Common Stock”) (other than treasury shares held by Adgero), was converted automatically into the right to receive 1.5740 shares (the “Exchange Ratio”) of our common stock, and cash in lieu of any fractional shares. Also, each outstanding warrant to purchase Adgero Common Stock was converted into a warrant exercisable for that number of shares of our common stock equal to the product of (x) the aggregate number of shares of Adgero Common Stock for which such warrant was exercisable and (y) the Exchange Ratio.

Following the completion of the Merger, we changed our name from DelMar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. and began trading on Nasdaq under the symbol “KTRA”.

We are the parent company of Del Mar (BC), a British Columbia, Canada corporation, and Adgero. We are also the parent company to Callco and Exchangeco which are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the Reverse Acquisition that occurred in 2013.

References to “we”, “us”, and “our”, refer to Kintara and our wholly-owned subsidiaries, Del Mar (BC), Adgero, Adgero Bio, Callco, and Exchangeco.

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

Recent Highlights

•

On November 8, 2021, we positioned our management team for our next stage of development by announcing that Robert E. Hoffman, our current Chairman, will succeed Saiid Zarrabian as President and Chief Executive Officer. Mr. Hoffman will continue in his capacity as our Chairman and Mr. Zarrabian will transition to heading up our strategic partnerships initiative and will remain a member of the Board of Directors.

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

•

On September 22, 2021, we reported positive topline data for the adjuvant arm of our open-label, Phase 2 clinical study of our lead compound, VAL-083, that was conducted at the MD Anderson Cancer Center (“MD Anderson”) in Houston, Texas.  The Phase 2 study was a two-arm, biomarker-driven study testing VAL-083 in GBM patients who have an unmethylated promoter of the methylguanine DNA-methyltransferase (“MGMT”) gene. The adjuvant arm of the study investigated newly-diagnosed patients suffering from GBM receiving VAL-083 in place of standard-of-care temozolomide (“TMZ”) as adjuvant therapy following surgery and chemoradiation TMZ.

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

Targeted Clinical Milestones

(calendar quarters)

Below are our planned, or expected, milestones for the respective time periods noted:

Q1 2022

•	REM-001: reactivation of Investigational New Drug application

Q2 2022

•	REM-001: enroll first patient – CMBC fifteen patient confirmatory study leading into pivotal study

Q3 2022

•	VAL-083: GCAR GBM AGILE registration study graduation from stage 1 (safety and efficacy: 100-150 patients) to stage 2 (confirmatory: 50 additional patients)

Product Pipeline

PRECLINICAL
IND
PHASE 1
PHASE 2
PHASE 3
LEAD INDICATIONS
VAL-083: Glioblastoma multiforme
ODD
FTD
Registrational Study (GCAR/AGILE) in newly-diagnosed and recurrent patients
REM-001: Cutaneous Metastatic Breast Cancer
Fifteen patient confirmatory study leading into Pivotal Study
FOLLOW-ON INDICATIONS
REM-001: Recurrent Basal Cell Carcinoma Nevus Syndrome
ODD
VAL-083: Ovarian Cancer
ODD
ODD = Orphan Drug Designation
FTD = Fast Track Designation

VAL-083

Background

VAL-083 is a first-in-class, small-molecule, DNA-targeting chemotherapeutic that has demonstrated activity against a range of tumor types in prior Phase 1 and Phase 2 clinical studies sponsored by the US National Cancer Institute (“NCI”). “First-in-class” means that VAL-083 embodies a unique molecular structure which is not an analogue, or derivative, of any approved product, or product under development, for the treatment of cancer. As part of our business strategy, we leverage and build upon these prior NCI investments and data from more than 40 NCI Phase 1 and Phase 2 clinical studies, which includes an estimated 1,200 patient safety database.

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

We have also completed two open-label, biomarker-driven, Phase 2 studies in MGMT-unmethylated GBM. MGMT is a DNA-repair enzyme that is associated with resistance to TMZ, the current standard-of-care chemotherapy used in the treatment of GBM. Greater than 60% of GBM patients have MGMT-unmethylated tumors and exhibit a high expression of MGMT which is correlated with TMZ treatment failure and poor patient outcomes as indicated in the current National Comprehensive Cancer Network (“NCCN”) guidelines for GBM treatment. Our research demonstrates that VAL-083’s anti-tumor activity is independent of MGMT expression. In our completed Phase 2 studies we used MGMT as a biomarker to identify patients for treatment with VAL-083 in three distinct GBM patient populations.

In addition, we have undertaken research in ovarian cancer. Ovarian cancer is the fifth most common cancer in women and is the leading cause of death among women diagnosed with gynecological malignancies. We are in the process of evaluating the best path forward in ovarian cancer including the potential combination of VAL-083 with PARP inhibitors. The FDA granted orphan drug designation for the use of VAL-083 in the treatment of ovarian cancer.

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

VAL-083 Clinical Studies

GBM AGILE

On June 4, 2020, we accepted an invitation from GCAR to include VAL-083 in GCAR’s GBM AGILE Study, an adaptive clinical study platform for patients with GBM. On October 21, 2020, we announced we had entered into a definitive agreement with GCAR and on January 13, 2021, we announced the initiation of patient recruitment for the VAL-083 study arm of the GBM AGILE Study.  We also announced that VAL-083 is the only therapeutic agent currently being evaluated in all three GBM patient subtypes in the GBM AGILE Study: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent. The GBM AGILE Study employs a cost-efficient, adaptive study design with a Stage 1 (Phase 2) learning and adapting phase and a Stage 2 (Phase 3) expansion and confirmation phase. On August 17, 2021, we announced that 26 clinical sites in the United States had been activated for our treatment arm in this study. GCAR plans to enroll 150-200 patients in the Kintara arm of the study at over 40 sites in the U.S. and Canada with potential to increase this total to 65 clinical study centers worldwide.

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

Phase 2 Study in Newly-Diagnosed MGMT-unmethylated GBM

In September 2017, we initiated a single arm, biomarker driven, open-label Phase 2 study in newly-diagnosed MGMT-unmethylated GBM patients at Sun Yat-sen University Cancer Center (“SYSUCC”) in Guangzhou, China. The study was conducted under our collaboration agreement with Guangxi Wuzhou Pharmaceutical Company.

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

On April 10, 2021, at the virtual AACR Annual Meeting, we provided top-line results on patient data as follows:

•

For the 29 patients as of the March 11, 2021 cut-off date, median PFS with VAL-083 was 9.3 months (95% confidence interval (“CI”) 6.4-12.0 months).  Additionally, for the 25 patients initially receiving the treatment dose that is being carried forward into the GBM AGILE pivotal Phase 3 study of 30 mg/m2/day on days 1, 2 and 3 of a 21-day cycle, median PFS was reported to be 8.7 months (CI 6.4-12.5 months); and

•

For the 29 patients as of the March 11, 2021 cut-off date, median overall survival (“mOS”) with VAL-083 was 19.6 months (CI 14.0-22.4 months).  Additionally, for the 25 patients initially receiving the treatment dose that is being carried forward into the GBM AGILE pivotal Phase 3 study of 30 mg/m2/day on days 1, 2 and 3 of a 21-day cycle, mOS was reported to be 19.1 months (CI 12.0-22.3 months).

While this was not a head-to-head study, this PFS and mOS data compares favorably to historical TMZ control data of 5.3 months and 6.9 months PFS and 12.7 months and 16.0 months mOS as indicated by published data from Hegi et al. (2005 - New England Journal of Medicine) and Tanguturi et al. (2017 – NeuroOncology), respectively.

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

Recurrent Study Arm

On July 1, 2021 we reported topline patient data as follows:

•	mOS for the 48 efficacy evaluable patients initially receiving the treatment dose of 30 mg/m2/day was 8.0 months (95% CI 5.9-9.9 months); and
•	For the 83 efficacy evaluable patients who have completed at least one cycle of treatment mOS was 7.5 months (CI 6.1-9.0 months).

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

While this was not a head-to-head study, this PFS and mOS data compares favorably to historical TMZ control data of 5.3 months and 6.9 months PFS and 12.7 months and 16.0 months mOS as indicated by published data from Hegi et al. (2005 - New England Journal of Medicine) and Tanguturi et al. (2017 – NeuroOncology), respectively.

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

Our lead indication for REM-001 is CMBC which is a disease that may strike individuals with advanced breast cancer and for which effective treatment options are limited. In four Phase 2 and/or Phase 3 clinical studies in CMBC patients, primarily targeting patients who had previously received chemotherapy and failed radiation therapy, REM-001 Therapy was able to reduce, or eliminate, a substantial number of the treated CMBC tumors. Specifically, our analysis of the data collected from these studies indicates that in approximately 80% of evaluable tumor sites treated with REM-001 Therapy, there was a complete response; meaning that follow-up clinical assessments indicated no visible evidence of the tumor remaining. We believe clinical data indicates that REM-001 Therapy holds promise as a treatment to locally eliminate, or slow the growth of, treated cutaneous cancerous tumors in this difficult-to-treat patient population.

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

As a result of our review of the historical data, we submitted questions to the FDA under a Type C format to review the technology and results and determine the anticipated requirements for regulatory approval. On March 3, 2017, we received the FDA’s written response to these questions. Based on that response, we believe our plans to manufacture REM-001 by revising the prior quality standards to meet the currently recommended regulatory standards will be acceptable. The FDA also indicated our plans for utilizing light delivery devices that have been shown to be functionally equivalent to the devices used previously will be acceptable.

In October 2017, we held a Type B face-to-face guidance meeting with the FDA that was primarily focused on the design of a Phase 3 study in CMBC. Then, in May 2018, we held a Type B end-of-phase 2 meeting with the FDA that focused on our plans for addressing CMC and device topics related to our CMBC effort. In these interactions, the FDA provided guidance on a number of clinical parameters it would like us to measure in the planned clinical study, and on the associated CMC and device plans. Based on the FDA’s responses, we intend to conduct an initial open-label, 15-patient study in CMBC to confirm the planned dose and optimized study design followed by a Phase 3 clinical study to test the safety and efficacy of REM-001 Therapy for marketing approval. In June 2018, we submitted to the FDA a Phase 3 protocol and statistical analysis plan incorporating feedback received from FDA at the October 2017 meeting. We have also undertaken extensive discussions with clinical research organizations to carry out this study. Since our May 2018 meeting, we have engaged a contract manufacturer who has manufactured the starting material for our API and manufactured two API lots under GMP. We are currently planning to undertake GMP manufacturing of finished drug product for use in the initial planned clinical study. Drug substance and drug product manufacturing, and associated analytical methods, are currently being optimized for Phase 3.

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

In addition, we believe REM-001 Therapy also holds promise for certain cardiovascular conditions, including de novo treatment of cardiovascular access sites in hemodialysis patients to ameliorate current high failure rates. We hold an orphan drug designation that was initially awarded to Miravant for tin ethyl etiopurpurin for the prevention of access graft failure in hemodialysis patients. We have been working to further develop this indication, including engaging with a key opinion leader in this area and submitting an NIH grant proposal for late-stage preclinical research that we believe could lead directly to an IND and clinical study. On July 17, 2020, we received notification that that grant had been awarded.

REM-001 Therapy

Our REM-001 Therapy product consists of three parts: the DD series laser light source (or equivalent), the ML2-0400 light delivery device (or equivalent) and the drug REM-001. In use, REM-001 is first administered by intravenous infusion and allowed to distribute within the body and be taken up by the tumors. Tumors are then illuminated with light using the light delivery device, which is attached to the laser light source, so that the accumulated REM-001 can be activated for the desired clinical effect.

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

Clinical Results in CMBC

We have undertaken an analysis of the Phase 1 and four Phase 2 and/or Phase 3 CMBC clinical studies done previously with REM-001 Therapy, and have concluded that, in these studies, REM-001 Therapy provided higher tumor response rates than are generally seen with alternative CMBC treatments.

Clinical Development Plans

CMBC

Our plan is to conduct an initial open-label, 15-patient study in CMBC to confirm planned dose and optimized study design followed by a Phase 3 clinical study in CMBC.  In June 2018, we submitted to the FDA a Phase 3 protocol and statistical analysis plan incorporating feedback received from the FDA at our October 2017 meeting.

At this time, we estimate the necessary pivotal study design will be a Phase 3 multi-center study that would enroll approximately 100-150 CMBC patients who have received prior radiation therapy and chemotherapy. This planned study design incorporates input from the FDA with the goal of gaining expedited development and review through one or more of the FDA’s expedited programs. Following our meeting with the FDA, we undertook further analysis of the original study data and concluded that the data may support use of a lower dose than used in the original study design. Use of such a lower dose may have potential benefits including faster post-treatment healing and response assessment, and lower drug exposure. Based on this analysis and discussions with regulatory and clinical consultants, including prior FDA employees or consultants, and clinical research organizations, we plan to treat up to 15 patients at a lower dose than used historically, in an initial open-label study. This data may be used to provide further preliminary confirmation of the potential of REM-001 Therapy in CMBC and if the results are sufficiently compelling, we may use them as guidance for the use of a slightly lowered dose in the pivotal study. This confirmatory phase was included in the protocol submitted to the FDA in June 2018. We have not received comment on this from the FDA although based on guidance from our regulatory consultants we believe the FDA will be supportive of this design.

If approved, the FDA grants five years of data exclusivity for a new chemical entity (“NCE”). A drug is an NCE if the FDA has not previously approved any other new drug containing the same active ingredient. We believe that REM-001 would qualify for this form of exclusivity.

Corporate History

We are a Nevada corporation formed on June 24, 2009, under the name Berry Only Inc. On January 25, 2013, we entered into and closed an exchange agreement (the “Exchange Agreement”), with Del Mar Pharmaceuticals (BC) Ltd. (“Del Mar (BC)”), 0959454 B.C. Ltd. (“Callco”), and 0959456 B.C. Ltd. (“Exchangeco”) and the security holders of Del Mar (BC). Upon completion of the Exchange Agreement, Del Mar (BC) became a wholly-owned subsidiary of ours (the “Reverse Acquisition”).

On August 19, 2020 we acquired Adgero Biopharmaceuticals Holdings Inc. (“Adgero”) and changed our name from DelMar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. We are the parent company to the following entities:

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

Outstanding Securities

As of November 11, 2021, we had 48,535 shares of common stock issued and outstanding, outstanding warrants to purchase 19,152 shares of common stock, warrants to purchase 2,444 shares of our Series C Preferred Stock that upon exercise are convertible into 2,100 shares of common stock, outstanding stock options to purchase 10,328 shares of common stock, 17,747 outstanding shares of Series C Preferred Stock that are convertible into 15,267 shares of common stock.  All common stock warrants and stock options are convertible, or exercisable into, one share of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $1.16 per share (Series C-1), $1.214 per share (Series C-2) or $1.15 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at September 30, 2021, and June 30, 2021, is the US$. The following tables represent selected financial information for us for the periods presented. All amounts in the remainder of this MD&A are expressed in thousands, except par value and per share amounts, unless otherwise noted.

Selected Balance Sheet Data

	September 30, 2021 $	June 30, 2021 $
	(in thousands)
Cash and cash equivalents	19,339	10,537
Working capital	17,107	9,013
Total assets	22,343	13,543
Total stockholders’ equity	19,163	10,581

Selected Statement of Operations Data

For the three months ended

	September 30, 2021	September 30, 2020
	$	$
	(in thousands, except per share data)
Expenses
Research and development	3,793	1,357
General and administrative	2,178	1,534
Merger costs	—	500
In-process research and development	—	16,094
	(5,971)	(19,485)
Other income (loss)
Foreign exchange	4	1
Amortization of deferred loan costs	—	(27)
Interest, net	1	(7)
	5	(33)
Net loss for the period	(5,966)	(19,518)
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	—	(3,181)
Series A Preferred cash dividend	(2)	(2)
Series B Preferred stock dividend	—	(5)
Series C Preferred stock dividend	(2,462)	—
Net loss for the period attributable to common stockholders	(8,430)	(22,706)
Basic and fully diluted weighted average number of shares	34,281	17,106
Basic and fully diluted loss per share	(0.25)	(1.33)

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

For the three months ended

	September 30, 2021 $	September 30, 2020 $
	(in thousands)
Research and development - GAAP	3,793	1,357
Less: non-cash, share-based compensation expense	(244)	(91)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	3,549	1,266
General and administrative - GAAP	2,178	1,534
Less: non-cash, share-based compensation expense	(598)	(359)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	1,580	1,175

Results of Operations

Comparison of the three months ended September 30, 2021, and September 30, 2020

	Three months ended
	September 30, 2021 $	September 30, 2020 $	Change $	Change %
	(in thousands)
Expenses
Research and development	3,793	1,357	2,436	180
General and administrative	2,178	1,534	644	42
Merger costs	—	500	(500)	(100)
In-process research and development	—	16,094	(16,094)	(100)
	(5,971)	(19,485)	13,514
Other income (loss)
Foreign exchange	4	1	3	300
Amortization of deferred loan costs	—	(27)	27	(100)
Interest, net	1	(7)	8	(114)
	5	(33)	38
Net loss	(5,966)	(19,518)	13,552

Research and Development

Research and development expenses increased to $3,793 for the three months ended September 30, 2021, from $1,357 for the three months ended September 30, 2020. The increase was largely attributable to higher clinical development costs, including data compilation and assessment, non-cash, share-based compensation expenses, and personnel costs incurred during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Clinical development costs have increased in the current quarter compared to the prior quarter largely due to costs related to the GCAR GBM AGILE Study. Patient recruitment for this study commenced in January 2021 so ongoing study costs, including clinical site activation and patient enrollment, were incurred during the three months ended September 30, 2021, but were not incurred during the three months ended September 30, 2020. In addition, with the acquisition of the REM-001 technology as part of the Adgero transaction that closed in August 2020, more costs relating to clinical development and drug manufacturing activity have been incurred in the current quarter compared to the prior quarter. We expect our research and development costs to be higher in fiscal year 2022 than fiscal year 2021 as our GCAR GBM AGILE Study continues and we incur costs related to the development of REM-001.

Non-cash, share-based compensation expense increased for the three months ended September 30, 2021, compared to the three months ended September 30, 2020 due to the recognition of compensation expense for stock options granted in September 2021.  Personnel costs have increased in the current quarter compared to the prior quarter due to the addition of staff from the Adgero transaction.

General and Administrative

General and administrative expenses were $2,178 for the three months ended September 30, 2021, compared to $1,534 for the three months ended September 30, 2020. A significant portion of the increase was due to higher non-cash, share-based compensation expenses, professional fees, and personnel costs in the current three months compared to the prior three months.

Non-cash, share-based compensation expense increased for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to the recognition of compensation expense for stock options granted in September 2021. Professional fees increased due to higher costs for legal and accounting in the current quarter than in the prior quarter.  Personnel costs have increased in the current quarter compared to the prior quarter due to the addition of staff from the Adgero transaction.

Preferred Share Dividends

During the three months ended September 30, 2021 we issued 1,698 (2020 – nil) shares of common stock as a stock dividend on the Series C Preferred stock and recognized $2,462 (2020 - $nil) as a direct increase in accumulated deficit.

During the three months ended September 30, 2021 we issued nil (2020 – 4) shares of common stock as a stock dividend on the Series B Preferred stock and recognized $nil (2020 - $5) as a direct increase in accumulated deficit.

For each of the three months ended September 30, 2021, and 2020 we recorded $2 related to the cash dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

Liquidity and Capital Resources

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

	September 30, 2021 $	September 30, 2020 $	Change $	Change %
	(in thousands)
Cash flows from operating activities	(5,073)	(4,110)	(963)	23
Cash flows from investing activities	—	969	(969)	(100)
Cash flows from financing activities	13,875	23,351	(9,476)	(41)

Operating Activities

Net cash used in operating activities increased to $5,073 for the three months ended September 30, 2021, from $4,110 for the three months ended September 30, 2020. During the three months ended September 30, 2021, and 2020, we reported net losses of $5,966 and $19,518, respectively. While the loss in the prior period was larger than the current period, the prior period included a non-cash amount of $16,094 relating to the recognition of acquired in-process research and development expense related to the Adgero transaction. Additional changes in adjustments to reconcile net loss to net cash used in operating activities for the three months ended September 30, 2021, included stock option expense of $811 being recognized during the current period compared to $405 in the prior period. The most significant change in working capital for the three months ended September 30, 2021, was cash from an increase in accounts and accrued liabilities of $122. The most significant change in working capital for the three months ended September 30, 2020, was cash used as a reduction in accounts payable and accrued liabilities of $914.

Investing Activities

There were no investing activities during the three months ended September 30, 2021. During the three months ended September 30, 2020, we acquired $969 in cash as part of the Adgero transaction that closed on August 19, 2020.

Financing Activities

During the three months ended September 30, 2021, we received approximately $13,803 in net proceeds from the completion of a registered direct financing that closed on September 28, 2021, and $74 from the cash exercise of stock purchase warrants.

During the three months ended September 30, 2020, we received $21,598 in net proceeds from the completion of a private placement of Series C Preferred stock and $994 from the cash exercise of stock purchase warrants. Also, during the three months ended September 30, 2020, we received proceeds from the NBTS Loan of $500.

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

For the three months ended September 30, 2021, we reported a loss of $5,966 and a negative cash flow from operations of $5,073. We had an accumulated deficit of 119,655 and had cash and cash equivalents of $19,339 as of September 30, 2021. We are in the clinical stage and have not generated any revenues to-date. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. In the near future, we will require additional funding to maintain our clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of the condensed consolidated interim financial statements.

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2021, contained in our Form 10-K filed with the SEC on September 28, 2021. While all of the significant accounting policies are important to our consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

•	Fair value of financial instruments
•	Accruals for research and development expenses and clinical trials

Fair value of financial instruments

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award.  Prior to our adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period. For the three months ended September 30, 2021, and 2020, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For the three months September 30, 2021, and 2020, we utilized the plain vanilla method to determine the expected life of stock options. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

We have issued warrants for services provided by non-employees. The warrants issued for services have been valued at the fair value of the warrants issued. For the three months ended September 30, 2021, and 2020, the determination of grant-date fair value for warrants issued for services was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, interest rates, dividend yields, and the term of the warrant. We have also issued shares for services to non-employees which have been valued using the share price of our common stock.

Accruals for research and development expenses and clinical trials

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For three months ended September 30, 2021, and 2020, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kintara Therapeutics, Inc.

Date: November 15, 2021	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)