Form 10-Q
period 2021-12-31
Kintara Therapeutics, Inc.
filed 2022-02-11
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 001-37823

Kintara Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0360497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9920 Pacific Heights Blvd, Suite 150 San Diego, CA	92121
(Address of principal executive offices)	(zip code)

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

Number of shares of common stock outstanding as of February 9, 2022 was 49,057,271.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the six months ended December 31, 2021

(expressed in US dollars unless otherwise noted)

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Balance Sheets

(In thousands, except par value amounts)

		December 31, 2021	June 30, 2021
	Note	$	$
		(unaudited)
Assets
Current assets
Cash and cash equivalents		14,064	10,537
Prepaid expenses, deposits and other		934	756
Clinical trial deposit	4	—	500
Total current assets		14,998	11,793
Clinical trial deposit	4	2,600	1,600
Property, equipment and intangibles, net		120	150
Total assets		17,718	13,543
Liabilities
Current liabilities
Accounts payable and accrued liabilities		2,895	2,219
Related party payables	5	543	561
Total current liabilities		3,438	2,780
Milestone payment liability	3	178	182
Total liabilities		3,616	2,962
Stockholders' equity
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at December 31, 2021 (June 30, 2021 – 279)	5,6	279	279
17 Series C shares at December 31, 2021 (June 30, 2021 – 20)	6	12,522	14,652
Common stock
Authorized
175,000 shares at December 31, 2021 and June 30, 2021, $0.001 par value
49,013 issued at December 31, 2021 (June 30, 2021 – 32,740)	6	49	33
Additional paid-in capital	6	126,781	106,821
Accumulated deficit		(125,550)	(111,225)
Accumulated other comprehensive income		21	21
Total stockholders’ equity		14,102	10,581
Total liabilities and stockholders’ equity		17,718	13,543
Nature of operations, corporate history, and going concern and management plans (note 1)
Subsequent events (note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

		Three months ended December 31,		Six months ended December 31,
	Note	2021	2020	2021	2020
		$	$	$	$
Expenses
Research and development		3,902	2,584	7,695	3,941
General and administrative		1,993	2,794	4,171	4,329
Merger costs	3	—	—	—	500
In-process research and development	3	—	—	—	16,094
		(5,895)	(5,378)	(11,866)	(24,864)
Other income (loss)
Foreign exchange		1	(3)	5	(2)
Amortization of deferred loan costs		—	(25)	—	(51)
Interest, net		1	(7)	2	(14)
		2	(35)	7	(67)
Net loss for the period		(5,893)	(5,413)	(11,859)	(24,931)
Computation of basic loss per share
Net loss for the period		(5,893)	(5,413)	(11,859)	(24,931)
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	6	—	—	—	(3,181)
Series A Preferred cash dividend	6	(2)	(2)	(4)	(4)
Series B Preferred stock dividend	6	—	(4)	—	(9)
Series C Preferred stock dividend	6	—	—	(2,462)	—
Net loss for the period attributable to common stockholders		(5,895)	(5,419)	(14,325)	(28,125)
Basic and fully diluted loss per share		(0.12)	(0.22)	(0.35)	(1.34)
Basic and fully diluted weighted average number of shares		48,529	24,845	41,405	20,976

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

For the three and six months ended December 31, 2021

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Stockholders' equity $
Balance - June 30, 2021	32,740	33	106,821	21	14,931	(111,225)	10,581
Issuance of shares and warrants - net of issue costs	7,200	7	13,627	—	—	—	13,634
Conversion of Series C Preferred stock to common stock	1,467	1	1,255	—	(1,256)	—	—
Exercise of 2020 Investor Warrants for cash	69	—	69	—	—	—	69
Exercise of pre-funded warrants for cash	4,800	5	—	—	—	—	5
Warrants issued for services	—	—	31	—	—	—	31
Stock option expense	—	—	811	—	—	—	811
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series C Preferred stock dividend	1,698	2	2,460	—	—	(2,462)	—
Loss for the period	—	—	—	—	—	(5,966)	(5,966)
Balance - September 30, 2021	47,974	48	125,074	21	13,675	(119,655)	19,163

Conversion of Series C Preferred stock to common stock	1,039	1	873	—	(874)	—	—
Warrants issued for services	—	—	4	—	—	—	4
Stock option expense	—	—	830	—	—	—	830
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Loss for the period	—	—	—	—	—	(5,893)	(5,893)
Balance - December 31, 2021	49,013	49	126,781	21	12,801	(125,550)	14,102

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

For the three and six months ended December 31, 2020

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

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(In thousands)

		Six months ended December 31,
		2021	2020
	Note	$	$
Cash flows from operating activities
Loss for the period		(11,859)	(24,931)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets		—	2
Depreciation of property and equipment		30	—
In-process research and development	3	—	16,094
Change in fair value of milestone liability	3	(4)	(11)
Interest expense		—	16
Amortization of deferred loan costs		—	51
Warrants issued for services	6	35	228
Stock option expense	6	1,641	2,530
Changes in operating assets and liabilities
Prepaid expenses, deposits and other		(678)	(2,784)
Accounts payable and accrued liabilities		676	(362)
Related party payables		(18)	(374)
Net cash used in operating activities		(10,177)	(9,541)
Cash flows from investing activities
Cash acquired on merger with Adgero	3	—	969
Proceeds on sale of equipment		—	3
Net cash provided by investing activities		—	972
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	6	13,634	21,638
Warrants exercised for cash	6	74	1,180
Stock options exercised for cash		—	21
Proceeds from loan		—	500
Series A preferred cash dividend	5	(4)	(4)
Net cash provided by financing activities		13,704	23,335
Increase in cash and cash equivalents		3,527	14,766
Cash and cash equivalents – beginning of period		10,537	2,392
Cash and cash equivalents – end of period		14,064	17,158
Supplementary information (note 7)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2021

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

For the six months ended December 31, 2021, the Company reported a loss of $11,859 and a negative cash flow from operations of $10,177. The Company had an accumulated deficit of $125,550 and had cash and cash equivalents of $14,064 as of December 31, 2021. The Company is in the clinical stage and has not generated any revenues to-date. The Company does not have the prospect of achieving revenues until such time that its product candidates are commercialized, or partnered, which may not ever occur. In the near future, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these condensed consolidated interim financial statements.

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

Unaudited interim financial data

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the June 30, 2021 audited financial statements of the Company included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2021. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022, or for any other future annual or interim period.

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

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the six-month periods ended December 31, 2021, and 2020 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, and convertible preferred shares is anti-dilutive.  As of December 31, 2021, potential common shares of 19,152 (2020 – 11,710) related to outstanding common share warrants, 2,100 (2020 – 2,153) related to outstanding Series C preferred stock warrants, 10,089 (2020 – 6,487) related to stock options, nil (2020 – 153) relating to outstanding Series B convertible preferred shares, and 14,789 (2020 – 20,349) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

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

Recently adopted accounting standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective July 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on July 1, 2021. The Company adopted ASU 2020-06 effective July 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated interim financial statements.
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

Under the terms of the Merger Agreement, upon closing of the Merger, the Company issued 11,439 shares of Company common stock and 2,314 stock purchase warrants (“Adgero Warrants”) to the security holders of Adgero. The Adgero Warrants are exercisable at $3.18 per share (note 6). Also, in conjunction with the Merger, the Company issued 572 shares of common stock to the placement agent as a success fee.  The aggregate fair value of consideration transferred to the Adgero shareholders was $16,724. As part of the Merger, the Company acquired in-process research and development of $16,094 and other net assets of $631. The fair value of the acquired in-process research and development assets has been expensed as a charge in the condensed consolidated interim statements of operations for the six months ended December 31, 2020, as there is no alternative use for these assets.

The Company incurred approximately $1,554 of legal, consulting and other professional fees related to the Merger of which approximately $500 was incurred during the six months ended December 31, 2020. The transaction costs have been classified as merger expenses in the condensed consolidated statement of operations.

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

As of December 31, 2021, the Company reviewed its estimates with respect to the planned timing of completion of the respective milestones and adjusted the liability accordingly.

$ (in thousands)
Balance – June 30, 2021	182
Change in fair value estimate	(4)
Balance – December 31, 2021	178

4	Clinical trial deposit

In October 2020, the Company announced that it had entered into a final agreement with a contract research organization (“CRO”) for the management of the Company’s registration study for glioblastoma multiforme. Under the agreement, the Company will supply the drug for the study and the CRO will manage all operational aspects of the study including site activation and patient enrollment. The Company is required to make certain payments under the agreement related to patient enrollment milestones. For the three and six months ended December 31, 2021, the Company has recognized $1,978 (2020 – $750) and $3,930 (2020 – $1,250), respectively, of expenses for this study in relation to clinical site initiation and patient enrollment.

In relation to this study, the Company has made a deposit payment of $2,600 to the CRO.  It is anticipated that the deposit will be applied to future invoices, or refunded to the Company, beyond twelve months from December 31, 2021.  The Company can terminate the study at any time.  Upon termination, the Company will be liable for any payments due to the effective date of the termination as well as any non-refundable costs incurred by the CRO prior to the date of termination.

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

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $279 (including aggregate accrued interest to September 30, 2014, of $29), issued to Valent by Del Mar (BC), for 279 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the

Series A Stated Value per year, payable quarterly in arrears. For the three months ended December 31, 2021, and 2020 respectively, the Company recorded $2 related to the dividend paid to Valent, while for the six months ended December 31, 2021, and 2020 respectively, the Company recorded $4 related to the dividend paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

Related party payables

As of December 31, 2021, there is an aggregate amount of $543 (June 30, 2021 - $561) payable to the Company’s officers and directors for fees, expenses, and accrued bonuses and other liabilities.

6	Stockholders’ equity

Preferred stock

Series C Preferred Stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2021	20,092	14,652
Conversion of Series C Preferred stock to common stock	(2,915)	(2,130)
Balance – December 31, 2021	17,177	12,522

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

The Series C Preferred Stock dividends do not require declaration by the Board of Directors and are accrued annually as of the date the dividend is earned in an amount equal to the fair value of the Company’s common stock on the dates the respective dividends are paid. The fair value of the Series C Preferred Stock dividend paid on August 19, 2021, was determined by multiplying the dividends paid of 1,698 by the Company’s closing share price on August 19, 2021, of $1.45 per share for a total fair value of $2,462. Any outstanding shares of Series C Preferred Stock will automatically convert to shares of common stock on August 19, 2024.

Total gross proceeds from the private placement were $25,028, or approximately $21,573 in net proceeds after deducting financing costs of $3,455 with respect to agent commissions and expenses, as well as legal and accounting fees.  In addition, the Company issued 2,504 Series C Preferred Stock purchase warrants with a fair value of $3,287 to the placement agent (“Series C Agent Warrants”).

The Company’s Series C Preferred Stock outstanding, conversion shares, and dividends as of December 31, 2021, are as follows:

Series	Number	Conversion price $	Number of conversion shares (in thousands)	Dividend Shares (in thousands)
Series 1	14,234	1.16	12,271	8,791
Series 2	898	1.21	740	518
Series 3	2,045	1.15	1,778	1,262
	17,177		14,789	10,571

Series C Dividends	Dividend Shares (in thousands)
10% - August 19, 2021 (actual)	1,698
15% - August 19, 2022 (estimated)	2,218
20% - August 19, 2023 (estimated)	2,958
25% - August 19, 2024 (estimated)	3,697
10,571

The conversion feature of the Series C Convertible Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series C Convertible Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from inception, the Company immediately recorded a non-cash deemed dividend of $3,181 related to the beneficial conversion feature arising from the issuance of Series C Convertible Preferred Stock. This non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share for the six months ended December 31, 2020.

The Series C Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock shall be pari passu in liquidation to the Company’s Series A Preferred Stock. The liquidation value of the Series C Preferred Stock at December 31, 2021, is the stated value of $17,177 (June 30, 2021 - $20,092).

Series B Preferred Stock

During the year ended June 30, 2016, the Company issued 902 shares of Series B Preferred Stock. The remaining balance of 601 shares of Series B Preferred Stock were fully converted to 150 shares of common stock on April 29, 2021. The holders of the Series B Preferred Stock were entitled to an annual cumulative, in arrears, dividend at the rate of 9% payable quarterly. The 9% dividend accrued quarterly commencing on the date of issue and was payable quarterly on September 30, December 31, March 31, and June 30 of each year commencing on June 30, 2016. Dividends were payable solely by delivery of shares of common stock, in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the conversion price. Pursuant to the Series B Preferred Stock dividend, during the three months ended December 31, 2021, the Company issued nil (2020 – 3) shares of common stock and recognized $nil (2020 - $4) and during the six months ended December 31, 2021, the Company issued nil (2020 – 7) shares of common stock and recognized $nil (2020 - $9). These dividends have been recognized as an increase in accumulated deficit.

In addition, the Company and the Series B Preferred Stockholders entered into a royalty agreement, pursuant to which the Company will pay the holders of the Series B Preferred Stock, in aggregate, a low, single-digit royalty based on their pro rata ownership of the Series B Preferred Stock on products sold directly by the Company or sold pursuant to a licensing or partnering arrangement.

Series A Preferred Stock

Effective September 30, 2014, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 279 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Series A Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Series A Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock. The Series A Preferred Stock is held by Valent (note 5).

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock shall be pari passu in liquidation to the Company’s Series C Preferred Stock. The liquidation value of the Series A Preferred stock at December 31, 2021 is its stated value of $279 (June 30, 2021 - $279).

There was no change to the Series A Preferred stock for the three or six months ended December 31, 2021 or 2020.

Common stock

Stock issuances during the six months ended December 31, 2021

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

The 2022 Investor Warrants are exercisable at $1.25 per share until their expiry on March 28, 2025, and the PFW are exercisable at $0.001 per share at any time after September 28, 2021. The Company also issued 600 agent warrants that are exercisable at $1.5265 per share commencing September 28, 2021, until their expiry on March 28, 2025 (the “2022 Agent Warrants”). The 2022 Agent Warrants have been valued at $333 and have been treated as non-cash issue costs of the Common Stock, 2022 Investor Warrants, and PFW. The 2022 Agent Warrants have been valued using a Black-Scholes valuation with a risk-free rate of 0.55%, a contractual term of 3.5 years, a volatility of 116.7%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the contractual life of the instrument at the valuation date. The term is based on the contractual term of the warrant.

During the six months ended December 31, 2021, all of the 4,800 PFW were exercised at $0.001 per PFW for proceeds of $4.8.

Stock options

2017 Omnibus Incentive Plan

As subsequently approved by the Company’s stockholders at an annual meeting of stockholders on April 11, 2018, the Company’s board of directors approved the adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”), as amended. The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. As approved by the Company’s stockholders on June 25, 2021, the number of common shares available under the 2017 Plan was increased to 13,000 shares. Under the 2017 Plan, 13,000 shares of Company common stock are currently reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”), or that are subject to grants of stock options made, or that may be made, under the Legacy Plan, or that have been previously exercised. A total of 129 shares of common stock have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 9,960 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving 2,717 shares of common stock available at December 31, 2021 for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised, net of stock options previously exercised.

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

During the six months ended December 31, 2021, a total of 3,954 stock options to purchase shares of common stock were granted to directors and an officer of the Company. Of the total stock options granted, 435 have an exercise price of $

1.24 per share and vest in 12 equal monthly installments beginning on October 22, 2021. The remaining 3,519 stock options granted have an exercise price of $0.96 per share and vest as to 25% on November 8, 2022, with the remaining portion vesting in equal monthly installments over a period of 36 months commencing on December 8, 2022. All of the options to purchase shares of common stock granted have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions. In addition, 2,715 stock options previously issued to an officer of the Company were modified such that 754 stock options that were to vest over the period December 15, 2022, to September 15, 2023, now vest on a contingent basis dependent on the achievement of certain strategic partnership initiatives. In relation to the termination of an officer of the Company, the Company has recognized $31 in stock option expense due to the acceleration of vesting of certain stock options granted to that officer.

The following table sets forth changes in stock options outstanding under all plans:

	Number of stock options outstanding (in thousands)	Weighted average exercise price
Balance – June 30, 2021	6,392	2.26
Granted	3,954	0.99
Expired	(18)	13.11
Forfeited	(239)	1.70
Balance – December 31, 2021	10,089	1.75

The following table summarizes stock options outstanding and exercisable under all plans at December 31, 2021:

Exercise price $	Number Outstanding at December 31, 2021 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at December 31, 2021 (in thousands)
0.61	816	7.68	764
0.74	250	7.86	104
0.96	3,519	9.85	—
1.24	435	9.73	109
1.36	300	8.73	125
1.37	75	9.33	—
1.70	4,458	8.71	2,293
6.10	18	6.85	17
8.70	12	5.84	12
9.83	83	6.39	83
10.60	4	6.28	4
11.70	30	1.16	30
15.75	3	0.42	3
20.00	9	0.08	9
21.10	7	5.52	7
29.60	2	3.09	2
37.60	5	4.11	5
41.00	4	4.86	4
42.00	30	1.62	30
44.80	3	4.11	3
49.50	13	5.13	13
53.20	8	4.35	8
61.60	2	1.25	2
92.00	3	1.42	3
	10,089		3,630

Included in the number of stock options outstanding are 2.5 stock options granted at an exercise price of CA$20.00. The exercise price of these options shown in the above table have been converted to US$15.75 per share using the period ending closing exchange rate. Stock options granted during the six months ended December 31, 2021, have been valued using a Black-Scholes pricing model with the following assumptions:

December 31, 2021
Dividend rate	—%
Estimated volatility	91.68%
Risk-free rate	1.78%
Expected term – years	5.99

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

The Company has recognized the following amounts as stock option expense for the periods noted (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2021 $	2020 $	2021 $	2020 $
Research and development	249	572	493	663
General and administrative	581	1,553	1,148	1,867
	830	2,125	1,641	2,530

All of the stock option expense for the periods ended December 31, 2021, and 2020, has been recognized as additional paid in capital.  The aggregate intrinsic value of stock options outstanding at December 31, 2021 was $nil (2020 - $789) and the aggregate intrinsic value of stock options exercisable at December 31, 2021 was $nil (2020 - $572). As of December 31, 2021, there was $3,938 in unrecognized compensation expense that will be recognized over the next 3.86 years.

The following table sets forth changes in unvested stock options under all plans:

	Number of Options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2021	3,860	1.60
Granted	3,954	0.99
Vested	(1,116)	1.58
Forfeited	(239)	1.70
Unvested at December 31, 2021	6,459	1.23

The aggregate intrinsic value of unvested stock options at December 31, 2021 was $nil (2020 - $218). The unvested stock options have a remaining weighted average contractual term of 9.36 years (2020 – 9.64).

Common stock warrants

The following table sets forth changes in outstanding common stock warrants:

	Number of Warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2021	6,974	3.34
Issuance of 2022 Investor Warrants	12,000	1.25
Issuance of PFW	4,800	0.001
Issuance of 2022 Agent Warrants	600	1.5625
Exercise of PFW	(4,800)	0.001
Exercise of 2020 Investor Warrants	(69)	1.00
Expiry of Adgero replacement warrants	(353)	3.18
Balance – December 31, 2021	19,152	1.99

The following table summarizes the Company’s outstanding common stock warrants as of December 31, 2021:

Description of warrants	Number (in thousands)	Exercise price $	Expiry date

2022 Investor warrants	12,000	1.25	March 28, 2025
2020 Investor warrants	3,264	1.00	August 16, 2024
2019 Investor warrants	760	3.10	June 5, 2024
2018 Investor warrants	280	12.50	September 22, 2022
2017 Investor warrants	208	35.00	April 19, 2022
NBTS Warrants	125	1.09	June 19, 2025
Warrants issued for services	6	17.80	January 25, 2023
Warrants issued for services	34	11.70	February 27, 2023
Warrants issued for services	14	9.00	September 15, 2023
Warrants issued for services	280	0.75	October 11, 2023
Warrants issued for services	125	0.64	November 18, 2023
Warrants issued for services	280	1.49	January 20, 2024
Warrants issued for services	50	1.49	September 22, 2023
Warrants issued for services	50	1.82	November 13, 2023
Warrants issued for services	100	1.47	January 20, 2024
Warrants issued for services	70	2.75	February 17, 2024
Warrants issued for services	50	2.38	February 25, 2024
2022 Agent warrants	600	1.56	March 28, 2025
2019 Agent warrants	47	3.88	June 3, 2024
2018 Agent warrants	40	12.50	September 20, 2022
2017 Agent warrants	14	40.60	April 12, 2022
Adgero Warrants	755	3.18	January 17, 2022
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

The following table sets forth changes in outstanding Series C Agent Warrants:

	Balance June 30, 2021	Number of Warrants Issued	Number of Warrants Exercised	Balance, December 31, 2021	Conversion price $
Issuance of Preferred Series C-1 Agent Warrants	1,929	—	—	1,929	1.16
Issuance of Preferred Series C-2 Agent Warrants	219	—	—	219	1.21
Issuance of Preferred Series C-3 Agent Warrants	296	—	—	296	1.15
	2,444	—	—	2,444

The following table summarizes the Company’s outstanding Series C Agent Warrants as of December 31, 2021:

Series C Agent Warrants	Number	Conversion price $	Number of conversion shares (in thousands)	Cumulative common stock dividends (in thousands)
Series 1	1,929	1.16	1,663	1,164
Series 2	219	1.21	180	126
Series 3	296	1.15	257	180
	2,444		2,100	1,470

7	Supplementary statement of cash flows information

The Company incurred the following non-cash investing and financing transactions (in thousands):

	Six months ended
	December 31, 2021 $	December 31, 2020 $
Series C Preferred Stock common stock dividend (note 6)	2,462	—
Series B Preferred Stock common stock dividend (note 6)	—	9
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance (note 6)	—	3,181
Non-cash issue costs (note 6)	333	3,287
Issue costs in accounts payable and accrued liabilities	—	40
Income taxes paid	—	—
Interest paid	—	—

8	Financial instruments

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. As at December 31, 2021, the Company’s milestone payment liability was measured using level 3 inputs (note 3).

	December 31, 2021
Liability	Level 1	Level 2	Level 3
Milestone payment liability	—	—	178

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, and related party payables. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

9	Subsequent events

Subsequent to December 31, 2021, 50 shares of Series C-3 Preferred Stock were converted into 43 shares of common stock, 756 common stock warrants exercisable at $3.18 per share expired, 243 stock options exercisable at a weighted average exercise price of $1.57 per share were forfeited, and 10 stock options with a weighted average exercise price of $19.89 per share expired.

The Company has evaluated its subsequent events from December 31, 2021, through the date these condensed consolidated interim financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated interim financial statements other than the items noted above.

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

You should review the factors and risks we describe under “Risk Factors” in our report on Form 10-K for the year ended June 30, 2021, and in our other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

Impact of Coronavirus (“COVID-19”) on our Operations, Financial Condition, Liquidity and Results of Operations

In December 2019 a novel strain of coronavirus, COVID-19 was reported to have surfaced in Wuhan, China and on March 11, 2020, it was declared a pandemic by the World Health Organization. The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the duration and severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or us, may determine are needed.

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

Regarding the VAL-083 study arm of the Global Coalition for Adaptive Research (“GCAR”) glioblastoma multiforme (“GBM”) Adaptive Global Innovative Learning Environment (“AGILE”) registrational Phase 2/3 clinical study (the “GBM AGILE Study”) that is currently being conducted at multiple sites in the United States and Canada, we have not experienced any significant impacts on patient enrollment or treatment. With respect to the REM-001 drug supply, we are currently experiencing some delays in contract manufacturing schedules and supplies which we attribute to COVID-19.  The current delays could have an impact on our REM-001 program timeline.

Including net proceeds of approximately $13.6 million received from a registered direct financing that closed on September 28, 2021, we estimate that we have cash available to fund planned operations for less than one year from the date of issuance of our December 31, 2021 condensed consolidated interim financial statements. The COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. The ultimate impact of the COVID-19 pandemic on our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and new information which may emerge concerning the severity of the COVID-19 pandemic. We may not be able to raise sufficient additional capital and may tailor our drug candidate development programs based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Recent Highlights

•

On February 3, 2022, we announced that the U.S. Patent and Trademark Office had issued United States Patent No. 11,234,955 to VAL-083, covering a method of treating brain tumors including GBM, medulloblastoma, and cancer brain tumor stem cells that has O6-methyl guanine methyltransferase (“MGMT”)-driven drug resistance.

•

On January 18, 2022, GCAR announced that the GBM AGILE Study has screened over 1,000 patients and that enrollment rates for the study are 3 to 4 times greater than traditional GBM studies according to GCAR, with active sites averaging 0.75 to 1 patient per site per month. Based on continued dialogue with GCAR in connection with the study, the Company has determined that it will not disclose graduation from stage 1 (safety and efficacy: 100-150 patients) to stage 2 (confirmatory: 50 additional patients).  As a result of the accelerated enrollment rate, the Company expects to announce top line data from the Kintara arm of the study around the end of calendar year 2023.

•	On January 12, 2022, we announced that the Luxembourg Institute of Health received a multiyear research grant to study and further elucidate the mechanism of action of VAL-083.
•

On December 3, 2021, we received a listing extension from the Staff of the Listing Qualifications Department of The Nasdaq Capital Market LLC (“Nasdaq”). The extension granted us until June 1, 2022 to regain compliance with the $1.00 Minimum Bid Price requirement for continued listing on Nasdaq. We can regain compliance if at any time during the compliance period the closing bid price of our common stock is at least $1.00 per share for a minimum of ten consecutive business days.

•	On November 30, 2021, we activated the first Canadian site for the VAL-083 treatment arm in the GBM AGILE Study which is a registrational Phase 2/3 clinical study.
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

Targeted Clinical Milestones

(Calendar Quarters)

Below are our planned, or expected, milestones for the respective time periods noted:

Q4 2021

•VAL-083 - first site in Canada – GCAR GBM AGILE International Registrational Study ✓

Q1 2022

•VAL-083 - first site in European Union – GCAR GBM AGILE International Registrational Study

Q2 2022

•REM-001 - enroll first patient – CMBC fifteen patient confirmatory study leading into pivotal study

Q3 2023

•REM-001 - topline results – CMBC fifteen patient confirmatory study leading into pivotal study

End of 2023

•	VAL-083 - topline results 12 months after last patient randomized - GCAR GBM AGILE International Registrational Study

Product Pipeline

PRECLINICAL
IND
PHASE 1
PHASE 2
PHASE 3
LEAD INDICATIONS
VAL-083: Glioblastoma multiforme
ODD
FTD
Registrational Study (GCAR/AGILE) in newly-diagnosed and recurrent patients
REM-001: Cutaneous Metastatic Breast Cancer
Fifteen patient confirmatory study leading into Pivotal Study
Q2 2022: Projected first patient enrolled in 15-patient study
FOLLOW-ON INDICATIONS
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

VAL-083 Clinical Studies

GBM AGILE

On June 4, 2020, we accepted an invitation from GCAR to include VAL-083 in GCAR’s GBM AGILE Study, an adaptive clinical study platform for patients with GBM. On October 21, 2020, we announced we had entered into a definitive agreement with GCAR and on January 13, 2021, we announced the initiation of patient recruitment for the VAL-083 study arm of the GBM AGILE Study.  VAL-083 is currently being evaluated in all three GBM patient subtypes in the GBM AGILE Study: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent. The GBM AGILE Study employs a cost-efficient, adaptive study design with a stage 1 (Phase 2) learning and adapting phase and a stage 2 (Phase 3) expansion and confirmation phase. On January 10, 2022, we provided an update announcing that 31 clinical sites in the United States and Canada had been activated for our treatment arm in this study. GCAR plans to enroll 150-200 patients in the Kintara arm of the study at over 40 sites in the U.S. and Canada with potential to increase this total to 65 clinical study centers worldwide.

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

On April 10, 2021, at the virtual AACR Annual Meeting, we provided top-line results on patient data as follows:

•

For the 29 patients as of the March 11, 2021, cut-off date, median PFS with VAL-083 was 9.3 months (95% confidence interval (“CI”) 6.4-12.0 months).  Additionally, for the 25 patients initially receiving the treatment dose that is being carried forward into the GBM AGILE pivotal Phase 3 study of 30 mg/m2/day on days 1, 2 and 3 of a 21-day cycle, median PFS was reported to be 8.7 months (CI 6.4-12.5 months); and

•

For the 29 patients as of the March 11, 2021, cut-off date, median overall survival (“mOS”) with VAL-083 was 19.6 months (CI 14.0-22.4 months).  Additionally, for the 25 patients initially receiving the treatment dose that is being carried forward into the GBM AGILE pivotal Phase 3 study of 30 mg/m2/day on days 1, 2 and 3 of a 21-day cycle, mOS was reported to be 19.1 months (CI 12.0-22.3 months).

While this was not a head-to-head study, this PFS and mOS data compares favorably to historical TMZ control data of 5.0 months and 6.9 months PFS and 12.7 months and 16.0 months mOS as indicated by published data from Hegi et al. (2005 - New England Journal of Medicine), Tanguturi et al. (2017 – NeuroOncology), and Alnahhas et al. (2020 - Neurooncol Adv), respectively.

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

Recurrent Study Arm

On November 18, 2021, at the Society for Neuro-Oncology (“SNO”) Annual Meeting we reported patient data as follows:

•	mOS for the 48 efficacy evaluable patients initially receiving the treatment dose of 30 mg/m2/day was 8.0 months (95% CI 6.6-10.3 months); and
•	For the 83 efficacy evaluable patients who have completed at least one cycle of treatment mOS was 7.6 months (CI 6.1-9.2 months).

While this was not a head-to-head study, historically, lomustine, which is the most commonly used chemotherapy for these patients, has demonstrated mOS of 7.2 months as indicated by published data from Wick et al. (2017 – New England Journal of Medicine).

All patients have completed treatment. A detailed description of this study can be found at clinicatrials.gov, Identifier Number: NCT02717962.

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

On November 18, 2021, at the SNO Annual Meeting we reported patient data as follows:

•	PFS for the 36 efficacy evaluable patients is 9.5 months (95% CI 8.2-10.8); and
•	mOS for the 36 efficacy evaluable patients is 16.5 months (CI 13.6-19.3 months).

While this was not a head-to-head study, this PFS and mOS data compares favorably to historical TMZ control data of 5.0 months and 6.9 months PFS and 12.7 months and 16.0 months mOS as indicated by published data from Hegi et al. (2005 - New England Journal of Medicine), Tanguturi et al. (2017 – NeuroOncology), and Alnahhas et al. (2020 - Neurooncol Adv), respectively

Based on published data from our MD Anderson and SYSUCC clinical studies, we believe there is a significant opportunity to treat GBM patients in the pre-temozolomide maintenance stage (i.e., adjuvant). We have previously reported that myelosuppression (thrombocytopenia and neutropenia) is the most common adverse event associated with VAL-083.

All patients have completed treatment. A detailed description of this study can be found at clinicatrials.gov, Identifier Number: NCT02717962.

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

In addition, we believe REM-001 Therapy also holds promise for certain cardiovascular conditions, including de novo treatment of cardiovascular access sites in hemodialysis patients to ameliorate current high failure rates. We hold an orphan drug designation that was initially awarded to Miravant Medical Technologies, and its wholly-owned subsidiaries, (collectively “Miravant”) for tin ethyl etiopurpurin for the prevention of access graft failure in hemodialysis patients. We have been working to further develop this indication, including engaging with a key opinion leader in this area and submitting an NIH grant proposal for late-stage preclinical research that we believe could lead directly to an IND and clinical study. On July 17, 2020, we received notification that that grant had been awarded.

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

Current and Experimental Treatments for CMBC

As with many cancers, the current standard treatment for CMBC is surgical excision. However, this is often not feasible due to the extent of the tumor field or the condition of the skin, particularly in patients who have had radiation therapy. A number of other therapies have been used on patients with CMBC, including various forms of chemotherapy, radiation therapy, hyperthermia, cryotherapy, electro-chemotherapy, topical drugs and intra-lesional chemotherapy injections. Researchers have also attempted to combine therapies in an effort to improve efficacy. However, we believe that these therapies are often inadequate given the limited efficacy, toxicities and/or side effects of each. The side effects associated with therapies may be particularly difficult for patients who may have already experienced extensive surgery along with a full course of radiation and/or systemic chemotherapy. Also, the fact that CMBC tumors continue to develop following these therapies is a signal that the tumor cells may have developed a resistance to some of these approaches. Based on our discussions with clinicians and literature reviews, and the March 3, 2017, response from FDA, we believe that treatment of unresectable CMBC tumors is a largely unmet medical need, particularly in patients who have already received extensive radiation and chemotherapy.

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

Outstanding Securities

As of February 9, 2022, we had 49,057 shares of common stock issued and outstanding, outstanding warrants to purchase 18,396 shares of common stock, warrants to purchase 2,444 shares of our Series C Preferred Stock that upon exercise are convertible into 2,100 shares of common stock, outstanding stock options to purchase 9,836 shares of common stock, 17 outstanding shares of Series C Preferred Stock that are convertible into 14,745 shares of common stock.  All common stock warrants and stock options are convertible, or exercisable into, one share of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $1.16 per share (Series C-1), $1.214 per share (Series C-2) or $1.15 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at December 31, 2021, and June 30, 2021, is the US$. The following tables represent selected financial information for us for the periods presented. All amounts in the remainder of this MD&A are expressed in thousands, except par value and per share amounts, unless otherwise noted.

Selected Balance Sheet Data

	December 31, 2021 $	June 30, 2021 $
	(in thousands)
Cash and cash equivalents	14,064	10,537
Working capital	11,560	9,013
Total assets	17,718	13,543
Total stockholders’ equity	14,102	10,581

Selected Statement of Operations Data

For the three months ended

	December 31, 2021	December 31, 2020
	$	$
	(in thousands, except per share data)
Expenses
Research and development	3,902	2,584
General and administrative	1,993	2,794
	(5,895)	(5,378)
Other income (loss)
Foreign exchange	1	(3)
Amortization of deferred loan costs	—	(25)
Interest, net	1	(7)
	2	(35)
Net loss for the period	(5,893)	(5,413)
Series A Preferred cash dividend	(2)	(2)
Series B Preferred stock dividend	—	(4)
Net loss for the period attributable to common stockholders	(5,895)	(5,419)
Basic and fully diluted weighted average number of shares	48,529	24,845
Basic and fully diluted loss per share	(0.12)	(0.22)

For the six months ended

	December 31, 2021	December 31, 2020
	$	$
	(in thousands, except per share data)
Expenses
Research and development	7,695	3,941
General and administrative	4,171	4,329
Merger costs	—	500
In-process research and development	—	16,094
	(11,866)	(24,864)
Other income (loss)
Foreign exchange	5	(2)
Amortization of deferred loan costs	—	(51)
Interest, net	2	(14)
	7	(67)
Net loss for the period	(11,859)	(24,931)
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	—	(3,181)
Series A Preferred cash dividend	(4)	(4)
Series B Preferred stock dividend	—	(9)
Series C Preferred stock dividend	(2,462)	—
Net loss for the period attributable to common stockholders	(14,325)	(28,125)
Basic and fully diluted weighted average number of shares	41,405	20,976
Basic and fully diluted loss per share	(0.35)	(1.34)

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

For the three months ended

	December 31, 2021 $	December 31, 2020 $
	(in thousands)
Research and development - GAAP	3,902	2,584
Less: non-cash, share-based compensation expense	(249)	(572)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	3,653	2,012
General and administrative - GAAP	1,993	2,794
Less: non-cash, share-based compensation expense	(585)	(1,735)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	1,408	1,059

For the six months ended

	December 31, 2021 $	December 31, 2020 $
	(in thousands)
Research and development - GAAP	7,695	3,941
Less: non-cash, share-based compensation expense	(493)	(663)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	7,202	3,278
General and administrative - GAAP	4,171	4,329
Less: non-cash, share-based compensation expense	(1,183)	(2,095)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	2,988	2,234

Results of Operations

Comparison of the three months ended December 31, 2021, and December 31, 2020

	Three months ended
	December 31, 2021 $	December 31, 2020 $	Change $	Change %
	(in thousands)
Expenses
Research and development	3,902	2,584	1,318	51
General and administrative	1,993	2,794	(801)	(29)
	(5,895)	(5,378)	(517)
Other income (loss)
Foreign exchange	1	(3)	4	(133)
Amortization of deferred loan costs	—	(25)	25	(100)
Interest, net	1	(7)	8	(114)
	2	(35)	37
Net loss	(5,893)	(5,413)	(480)

Research and Development

Research and development expenses increased to $3,902 for the three months ended December 31, 2021, from $2,584 for the three months ended December 31, 2020. The increase was largely attributable to higher clinical development costs, including data compilation and assessment, partially offset by lower non-cash, share-based compensation expenses incurred during the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

Clinical development costs have increased in the current quarter compared to the same quarter in the prior fiscal year largely due to costs related to the GCAR GBM AGILE Study. Patient recruitment for this study commenced in January 2021 so ongoing study costs, including clinical site activation and patient enrollment, were incurred during the three months ended December 31, 2021, but were not incurred during the three months ended December 31, 2020. However, during the three months ended December 31, 2020, we did incur certain GCAR GBM AGILE Study preparation and start-up costs but those costs were lower than the current period costs. In addition, with the acquisition of the REM-001 technology as part of the Adgero transaction that closed in August 2020, more costs relating to clinical development and drug manufacturing activity have been incurred in the three months ended December 31, 2021, compared to the three months ended December 31, 2020. We expect our research and development costs to be higher in fiscal year 2022 than fiscal year 2021 as our GCAR GBM AGILE Study continues and we incur costs related to the development of REM-001.

Non-cash, share-based compensation expense decreased for the three months ended December 31, 2021, compared to the three months ended December 31, 2020, due to the recognition of compensation expense for stock options granted in September 2020.

General and Administrative

General and administrative expenses were $1,993 for the three months ended December 31, 2021, compared to $2,794 for the three months ended December 31, 2020. A significant portion of the decrease was a result of lower non-cash, share-based compensation expenses in the current three months compared to the same period in the prior fiscal year due to the recognition of compensation expense for stock options granted in September 2020. Partially offsetting the lower non-cash, share-based compensation expenses was higher personnel costs due to the recognition of employee severance costs during the three months ended December 31, 2021, while no such costs were recognized during the three months ended December 31, 2020.

Preferred Share Dividends

During the three months ended December 31, 2021, we issued nil (2020 – 3) shares of common stock as a stock dividend on the Series B Preferred stock and recognized $nil (2020 - $4) as a direct increase in accumulated deficit.

For each of the three months ended December 31, 2021, and 2020, we recorded $2 related to the cash dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

Comparison of the six months ended December 31, 2021, and December 31, 2020

	Six months ended
	December 31, 2021 $	December 31, 2020 $	Change $	Change %
	(in thousands)
Expenses
Research and development	7,695	3,941	3,754	95
General and administrative	4,171	4,329	(158)	(4)
Merger costs	—	500	(500)	(100)
In-process research and development	—	16,094	(16,094)	(100)
	(11,866)	(24,864)	12,998
Other income (loss)
Foreign exchange	5	(2)	7	(350)
Amortization of deferred loan costs	—	(51)	51	(100)
Interest, net	2	(14)	16	(114)
	7	(67)	74
Net loss	(11,859)	(24,931)	13,072

Research and Development

Research and development expenses increased to $7,695 for the six months ended December 31, 2021, from $3,941 for the six months ended December 31, 2020. The increase was largely attributable to higher clinical development costs, including data compilation and assessment incurred during the six months ended December 31, 2021, compared to the six months ended December 31, 2020.

Clinical development costs have increased in the current quarter compared to the same period in the prior fiscal year largely due to costs related to the GCAR GBM AGILE Study. Patient recruitment for this study commenced in January 2021 so ongoing study costs, including clinical site activation and patient enrollment, were incurred during the six months ended December 31, 2021, but were not incurred during the six months ended December 31, 2020. However, during the three months ended December 31, 2020, we did incur certain GCAR GBM AGILE Study preparation and start-up costs but those costs were lower than in the current period.  In addition, with the acquisition of the REM-001 technology as part of the Adgero transaction that closed in August 2020, more costs relating to clinical development and drug manufacturing activity have been incurred in the current quarter compared to the same period in the prior fiscal year. We expect our research and development costs to be higher in fiscal year 2022 than fiscal year 2021 as our GCAR GBM AGILE Study continues and we incur costs related to the development of REM-001.

Partially offsetting the increase in clinical development costs was a decrease in non-cash, share-based compensation expense decreased for the six months ended December 31, 2021, compared to the six months ended December 31, 2020, due to the recognition of compensation expense for stock options granted in September 2020.

General and Administrative

General and administrative expenses were $4,171 for the six months ended December 31, 2021, compared to $4,329 for the six months ended December 31, 2020. We incurred lower non-cash, share-based compensation expenses in the current six months compared to the same period in the prior fiscal year due to the recognition of compensation expense for stock options granted in September 2020. Partially offsetting the lower non-cash, share-based compensation expenses for the six months ended December 31, 2021, were higher personnel and professional fees. Personnel costs increased due to the recognition of employee severance costs during the current period while professional fees were higher for the six months ended December 31, 2021, due to higher costs for legal and accounting.

Preferred Share Dividends

During the six months ended December 31, 2021, we issued 1,698 (2020 – nil) shares of common stock as a stock dividend on the Series C Preferred stock and recognized $2,462 (2020 - $nil) as a direct increase in accumulated deficit.

During the six months ended December 31, 2021, we issued nil (2020 – 7) shares of common stock as a stock dividend on the Series B Preferred stock and recognized $nil (2020 - $9) as a direct increase in accumulated deficit.

For each of the six months ended December 31, 2021, and 2020, we recorded $4 related to the cash dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

Liquidity and Capital Resources

Six months ended December 31, 2021, compared to the six months ended December 31, 2020

	December 31, 2021 $	December 31, 2020 $	Change $	Change %
	(in thousands)
Cash flows from operating activities	(10,177)	(9,541)	(636)	7
Cash flows from investing activities	—	972	(972)	(100)
Cash flows from financing activities	13,704	23,335	(9,631)	(41)

Operating Activities

Net cash used in operating activities increased to $10,177 for the six months ended December 31, 2021, from $9,541 for the six months ended December 31, 2020. During the six months ended December 31, 2021, and 2020, we reported net losses of $11,859 and $24,931, respectively. While the loss in the prior period was larger than the current period, the same period in the prior fiscal year included a non-cash amount of $16,094 relating to the recognition of acquired in-process research and development expense related to the Adgero transaction. Additional changes in adjustments to reconcile net loss to net cash used in operating activities for the six months ended December 31, 2021, included stock option expense of $1,641 being recognized during the current period compared to $2,530 in the same period in the prior fiscal year. The most significant changes in working capital for the six months ended December 31, 2021, were from an increase in accounts payable and accrued liabilities of $677 and a decrease from a reduction in prepaid expenses, deposits and other of $678. The most significant change in working capital for the six months ended December 31, 2020, was cash used as an increase in prepaid expenses, deposits and other of $2,784.

Investing Activities

There were no investing activities during the six months ended December 31, 2021. During the six months ended December 31, 2020, we acquired $969 in cash as part of the Adgero transaction that closed on August 19, 2020.

Financing Activities

During the six months ended December 31, 2021, we received $13,634 in net proceeds from the completion of a registered direct financing that closed on September 28, 2021, and $74 from the cash exercise of stock purchase warrants.

During the six months ended December 31, 2020, we received $21,638 in net proceeds from the completion of a private placement of Series C Preferred stock and $1,180 from the cash exercise of stock purchase warrants. Also, during the six months ended December 31, 2020, we received proceeds from the NBTS Loan of $500.

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

For the six months ended December 31, 2021, we reported a loss of $11,859 and a negative cash flow from operations of $10,177. We had an accumulated deficit of $125,550 and had cash and cash equivalents of $14,064 as of December 31, 2021. We are in the clinical stage and have not generated any revenues to-date. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. In the near future, we will require additional funding to maintain our clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of the condensed consolidated interim financial statements.

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

Fair value of financial instruments

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award.  Prior to our adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period. For the six months ended December 31, 2021, and 2020, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For the six months ended December 31, 2021, and 2020, we utilized the plain vanilla method to determine the expected life of stock options. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

We have issued warrants for services provided by non-employees. The warrants issued for services have been valued at the fair value of the warrants issued. For the six months ended December 31, 2021, and 2020, the determination of grant-date fair value for warrants issued for services was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, interest rates, dividend yields, and the term of the warrant. We have also issued shares for services to non-employees which have been valued using the share price of our common stock.

Accruals for research and development expenses and clinical trials

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For six months ended December 31, 2021, and 2020, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2021 except as noted below.

If we fail to comply with the continued minimum closing bid requirements of Nasdaq by June 1, 2022 or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

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

On December 3, 2021, the Nasdaq Staff notified us that we did not comply with the minimum $1.00 per share bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2), and we have 180 calendar days, or until June 1, 2022, to regain compliance. The closing bid price of our securities must be at least $1.00 per share for a minimum of ten consecutive business days to regain compliance.

If we are unable to regain compliance with the minimum closing bid price requirement by June 1, 2022, or if we fail to meet any of the other continued listing requirements, including stockholder equity requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1

Executive Employment Agreement, dated November 8, 2021, by and between the Company and Robert Hoffman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

10.2

Second Amended Employment Agreement, dated November 8, 2021, by and between the Company and Saiid Zarrabian (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

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

Kintara Therapeutics, Inc.

Date: February 11, 2022	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2022	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)