Form 10-Q
period 2022-03-31
Kintara Therapeutics, Inc.
filed 2022-05-13
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Number of shares of common stock outstanding as of May 11, 2022 was 65,532,826.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the nine months ended March 31, 2022

(expressed in US dollars unless otherwise noted)

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Balance Sheets

(In thousands, except par value amounts)

		March 31, 2022	June 30, 2021
	Note	$	$
		(unaudited)
Assets
Current assets
Cash and cash equivalents		8,839	10,537
Prepaid expenses, deposits and other		1,254	756
Clinical trial deposit	4	—	500
Total current assets		10,093	11,793
Clinical trial deposit	4	2,600	1,600
Property, equipment and intangibles, net		105	150
Total assets		12,798	13,543
Liabilities
Current liabilities
Accounts payable and accrued liabilities		2,782	2,219
Related party payables	5	458	561
Total current liabilities		3,240	2,780
Milestone payment liability	3	172	182
Total liabilities		3,412	2,962
Stockholders' equity
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at March 31, 2022 (June 30, 2021 – 279)	5,6	279	279
17 Series C shares at March 31, 2022 (June 30, 2021 – 20)	6	12,275	14,652
Common stock
Authorized
175,000 shares at March 31, 2022 and June 30, 2021, $0.001 par value
49,306 issued at March 31, 2022 (June 30, 2021 – 32,740)	6	49	33
Additional paid-in capital	6	127,670	106,821
Accumulated deficit		(130,908)	(111,225)
Accumulated other comprehensive income		21	21
Total stockholders’ equity		9,386	10,581
Total liabilities and stockholders’ equity		12,798	13,543
Nature of operations, corporate history, going concern and management plans (note 1)
Subsequent events (note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

		Three months ended March 31,		Nine months ended March 31,
	Note	2022	2021	2022	2021
		$	$	$	$
Expenses
Research and development		3,474	3,843	11,169	7,784
General and administrative		1,884	2,762	6,055	7,091
Merger costs	3	—	—	—	500
In-process research and development	3	—	—	—	16,094
		(5,358)	(6,605)	(17,224)	(31,469)
Other income (loss)
Foreign exchange		1	(1)	6	(3)
Amortization of deferred loan costs		—	(23)	—	(74)
Interest, net		1	(6)	3	(20)
		2	(30)	9	(97)
Net loss for the period		(5,356)	(6,635)	(17,215)	(31,566)
Computation of basic loss per share
Net loss for the period		(5,356)	(6,635)	(17,215)	(31,566)
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	6	—	—	—	(3,181)
Series A Preferred cash dividend	6	(2)	(2)	(6)	(6)
Series B Preferred stock dividend	6	—	(6)	—	(15)
Series C Preferred stock dividend	6	—	—	(2,462)	—
Net loss for the period attributable to common stockholders		(5,358)	(6,643)	(19,683)	(34,768)
Basic and fully diluted loss per share		(0.11)	(0.23)	(0.45)	(1.47)
Basic and fully diluted weighted average number of shares		49,128	29,273	43,942	23,701

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

For the three and nine months ended March 31, 2022

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total stockholders' equity $
Balance - June 30, 2021	32,740	33	106,821	21	14,931	(111,225)	10,581
Issuance of shares and warrants - net of issue costs	7,200	7	13,627	—	—	—	13,634
Conversion of Series C Preferred stock to common stock	1,467	1	1,255	—	(1,256)	—	—
Exercise of 2020 Investor Warrants for cash	69	—	69	—	—	—	69
Exercise of pre-funded warrants for cash	4,800	5	—	—	—	—	5
Warrants issued for services	—	—	31	—	—	—	31
Stock option expense	—	—	811	—	—	—	811
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series C Preferred stock dividend	1,698	2	2,460	—	—	(2,462)	—
Loss for the period	—	—	—	—	—	(5,966)	(5,966)
Balance - September 30, 2021	47,974	48	125,074	21	13,675	(119,655)	19,163

Conversion of Series C Preferred stock to common stock	1,039	1	873	—	(874)	—	—
Warrants issued for services	—	—	4	—	—	—	4
Stock option expense	—	—	830	—	—	—	830
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Loss for the period	—	—	—	—	—	(5,893)	(5,893)
Balance - December 31, 2021	49,013	49	126,781	21	12,801	(125,550)	14,102

Conversion of Series C Preferred stock to common stock	293	—	247	—	(247)	—	—
Stock option expense	—	—	642	—	—	—	642
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Loss for the period	—	—	—	—	—	(5,356)	(5,356)
Balance - March 31, 2022	49,306	49	127,670	21	12,554	(130,908)	9,386

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

For the three and nine months ended March 31, 2021

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total stockholders' equity $
Balance - June 30, 2020	11,458	11	65,148	21	4,804	(69,721)	263
Adgero merger (note 3)	12,011	12	16,713	—	—	—	16,725
Issuance of Series C Preferred stock	—	—	—	—	25,028	—	25,028
Series C placement agent warrants	—	—	3,287	—	(3,287)	—	—
Series C Preferred stock share issuance costs	—	—	—	—	(3,386)	—	(3,386)
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	—	—	3,181	—	—	(3,181)	—
Exercise of warrants	993	1	993	—	—	—	994
Warrants issued for services	—	—	45	—	—	—	45
Stock option expense	—	—	405	—	—	—	405
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series B Preferred stock dividend	4	—	5	—	—	(5)	—
Loss for the period	—	—	—	—	—	(19,518)	(19,518)
Balance - September 30, 2020	24,466	24	89,777	21	23,159	(92,427)	20,554

Series C Preferred stock share issuance costs	—	—	—	—	(69)	—	(69)
Conversion of Series B Preferred stock to common stock	10	—	268	—	(268)	—	—
Conversion of Series C Preferred stock to common stock	1,168	1	987	—	(988)	—	—
Exercise of warrants	186	—	186	—	—	—	186
Warrants issued for services	—	—	183	—	—	—	183
Stock options exercised	35	—	21	—	—	—	21
Stock option expense	—	—	2,125	—	—	—	2,125
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series B Preferred stock dividend	3	—	4	—	—	(4)	—
Loss for the period	—	—	—	—	—	(5,413)	(5,413)
Balance - December 31, 2020	25,868	25	93,551	21	21,834	(97,846)	17,585

Conversion of Series B Preferred stock to common stock	2	—	61	—	(61)	—	—
Conversion of Series C Preferred stock to common stock	2,379	3	2,115	—	(2,118)	—	—
Series C Agent Warrants exercised	—	—	(71)	—	71	—	—
Exercise of warrants	3,478	3	3,216	—	—	—	3,219
Warrants issued for services	—	—	210	—	—	—	210
Stock options exercised	34	1	21	—	—	—	22
Stock option expense	—	—	1,719	—	—	—	1,719
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series B Preferred stock dividend	3	—	6	—	—	(6)	—
Loss for the period	—	—	—	—	—	(6,635)	(6,635)
Balance - March 31, 2021	31,764	32	100,828	21	19,726	(104,489)	16,118

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(In thousands)

		Nine months ended March 31,
		2022	2021
	Note	$	$
Cash flows from operating activities
Loss for the period		(17,215)	(31,566)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets		—	2
Depreciation of property and equipment		45	15
In-process research and development	3	—	16,094
Change in fair value of milestone liability	3	(10)	14
Interest expense		—	23
Amortization of deferred loan costs		—	74
Warrants issued for services	6	35	438
Stock option expense	6	2,283	4,248
Changes in operating assets and liabilities
Prepaid expenses, deposits and other		(998)	(2,594)
Accounts payable and accrued liabilities		563	(640)
Related party payables		(103)	(279)
Net cash used in operating activities		(15,400)	(14,171)
Cash flows from investing activities
Cash acquired on merger with Adgero	3	—	969
Purchase of equipment		—	(8)
Proceeds on sale of equipment		—	3
Net cash provided by investing activities		—	964
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	6	13,634	21,598
Warrants exercised for cash	6	74	4,399
Stock options exercised for cash		—	42
Proceeds from loan		—	500
Series A preferred cash dividend	5	(6)	(6)
Net cash provided by financing activities		13,702	26,533
(Decrease) increase in cash and cash equivalents		(1,698)	13,326
Cash and cash equivalents – beginning of period		10,537	2,392
Cash and cash equivalents – end of period		8,839	15,718
Supplementary information (note 7)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

March 31, 2022

(expressed in US dollars and in thousands, except par value and per share amounts, unless otherwise noted)

1 Nature of operations, corporate history, and going concern and management plans

Nature of operations

Kintara Therapeutics, Inc. (the “Company”) is a clinical-stage drug development company with a focus on the development of novel cancer therapies for patients with unmet medical needs. The Company is developing two late-stage, Phase 3-ready therapeutics - VAL-083 for glioblastoma multiforme and REM-001 for cutaneous metastatic breast cancer. In order to accelerate the Company’s development timelines, it leverages existing preclinical and clinical data from a wide range of sources. The Company may seek marketing partnerships in order to potentially offset clinical costs and to generate future royalty revenue from approved indications of its product candidates.

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

Kintara Therapeutics, Inc. is the parent company of Del Mar (BC), a British Columbia, Canada corporation and Adgero, a Delaware corporation, which are clinical-stage companies with a focus on the development of drugs for the treatment of cancer. The Company is also the parent company to Callco and Exchangeco which are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the Reverse Acquisition. In connection with the Merger, the Company also became the parent company of Adgero Biopharmaceuticals, Inc. (“Adgero Bio”), formerly a wholly-owned subsidiary of Adgero.

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

For the nine months ended March 31, 2022, the Company reported a loss of $17,215 and a negative cash flow from operations of $15,400. The Company had an accumulated deficit of $130,908 and had cash and cash equivalents of $8,839 as of March 31, 2022. The Company is in the clinical stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidates are commercialized, or partnered, which may not ever occur. On April 14, 2022, the Company completed a registered direct financing for net proceeds of approximately $7.9 million. Even with the proceeds from this financing, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these condensed consolidated interim financial statements.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. However, the coronavirus (“COVID-19”) pandemic has created significant economic uncertainty and volatility in the credit and capital markets. Management plans to continue to pursue opportunities to secure the necessary financing through the issue of new equity, debt, and/or the entering into of strategic partnership arrangements but the ultimate impact of the COVID-19 pandemic on the Company’s ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and any new information which may emerge concerning the severity of the COVID-19 pandemic. The Company may not be able to raise sufficient additional capital and may tailor its drug candidate development programs based on the amount of funding the Company is able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

These condensed consolidated financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

2 Significant accounting policies

Basis of presentation

The condensed consolidated interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and are presented in United States dollars. The functional currency of the Company and each of its subsidiaries is the United States dollar.

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Adgero, Adgero Bio, Del Mar (BC), Callco, and Exchangeco. All intercompany balances and transactions have been eliminated in consolidation.

The principal accounting policies applied in the preparation of these condensed consolidated interim financial statements are set out below and have been consistently applied to all periods presented.

Certain prior period balances have been reclassified to conform with the current year’s presentation.

Unaudited interim financial data

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the June 30, 2021 audited consolidated financial statements of the Company included in the Company’s Form 10-K filed with the SEC on September 28, 2021. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022, or for any other future annual or interim period.

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

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the nine-month periods ended March 31, 2022, and 2021, diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, and convertible preferred shares is anti-dilutive. As of March 31, 2022, potential common shares of 18,397 (2021 – 8,226) related to outstanding common share warrants, 2,100 (2021 – 2,104) related to outstanding Series C preferred stock warrants, 9,846 (2021 – 6,453) related to stock options, nil (2021 – 150) relating to outstanding Series B convertible preferred shares, and 14,496 (2021 – 17,997) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

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

Recently adopted accounting standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective July 1, 2022, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on July 1, 2021. The Company adopted ASU 2020-06 effective July 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

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

Under the terms of the Merger Agreement, upon closing of the Merger, the Company issued 11,439 shares of Company common stock and 2,314 stock purchase warrants (“Adgero Warrants”) to the security holders of Adgero. The Adgero Warrants are exercisable at $3.18 per share (note 6). Also, in conjunction with the Merger, the Company issued 572 shares of common stock to the placement agent as a success fee. The aggregate fair value of consideration transferred to the Adgero shareholders was $16,724. As part of the Merger, the Company acquired in-process research and development of $16,094 and other net assets of $630. The fair value of the acquired in-process research and development assets has been expensed as a charge in the condensed consolidated interim statements of operations for the nine months ended March 31, 2021, as there is no alternative use for these assets.

The Company incurred approximately $1,554 of legal, consulting and other professional fees related to the Merger of which approximately $500 was incurred during the nine months ended March 31, 2021. The transaction costs have been classified as merger expenses in the condensed consolidated statement of operations.

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

• Upon the earlier of (i) a subsequent equity financing to take place after the Company conducts a Phase 2B clinical study in which 50 patients complete the study and their clinical data can be evaluated or (ii) the commencement of a clinical study intended to be used as a definitive study for market approval in any country, the Company is obligated to pay an aggregate amount of $300 in cash or an equivalent amount of common stock, with $240 to St. Cloud and $60 to a former employee of the Company; and

• Upon receipt of regulatory approval of REM-001 Therapy, the Company is obligated to pay an aggregate amount of $700 in cash or an equivalent amount of common stock, with $560 to St. Cloud and $140 to a former employee of the Company.

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

As of March 31, 2022, the Company reviewed its estimates with respect to the planned timing of completion of the respective milestones and adjusted the liability accordingly.

$ (in thousands)
Balance – June 30, 2021	182
Change in fair value estimate	(10)
Balance – March 31, 2022	172

4 Clinical trial deposit

In October 2020, the Company announced that it had entered into a final agreement with a contract research organization (“CRO”) for the management of the Company’s registration study for glioblastoma multiforme. Under the agreement, the Company will supply the drug for the study and the CRO will manage all operational aspects of the study including site activation and patient enrollment. The Company is required to make certain payments under the agreement related to patient enrollment milestones. For the three and nine months ended March 31, 2022, the Company has recognized $1,840 (2021 – $1,708) and $5,770 (2021 – $2,958), respectively, of expenses for this study in relation to clinical site initiation and patient enrollment.

In relation to this study, the Company has made a deposit payment of $2,600 to the CRO. It is anticipated that the deposit will be applied to future invoices, or refunded to the Company, beyond twelve months from March 31, 2022. The Company can terminate the study at any time. Upon termination, the Company will be liable for any payments due to the effective date of the termination as well as any non-refundable costs incurred by the CRO prior to the date of termination.

5 Related party transactions

Valent Technologies, LLC Agreements

One of the Company’s officers is a principal of Valent Technologies, LLC (“Valent”) and as a result Valent is a related party to the Company.

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

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $279 (including aggregate accrued interest to September 30, 2014, of $29), issued to Valent by Del Mar (BC), for 279 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the

Series A Stated Value per year, payable quarterly in arrears. For the three months ended March 31, 2022, and 2021, respectively, the Company recorded $2 related to the dividend paid to Valent, while for the nine months ended March 31, 2022, and 2021, respectively, the Company recorded $6 related to the dividend paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

Related party payables

As of March 31, 2022, there is an aggregate amount of $458 (June 30, 2021 - $561) payable to the Company’s officers and directors for fees, expenses, and accrued bonuses and other liabilities.

6 Stockholders’ equity

Preferred stock

Series C Preferred Stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2021	20,092	14,652
Conversion of Series C Preferred stock to common stock	(3,254)	(2,377)
Balance – March 31, 2022	16,838	12,275

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

The Company’s Series C Preferred Stock outstanding, conversion shares, and aggregate dividends as of March 31, 2022, are as follows:

Series	Number	Conversion price $	Number of conversion shares (in thousands)	Dividend Shares (in thousands)
Series 1	13,945	1.16	12,022	8,641
Series 2	898	1.21	740	518
Series 3	1,995	1.15	1,734	1,237
	16,838		14,496	10,396

Series C Dividends	Dividend Shares (in thousands)
10% - August 19, 2021 (actual)	1,698
15% - August 19, 2022 (estimated)	2,174
20% - August 19, 2023 (estimated)	2,899
25% - August 19, 2024 (estimated)	3,625
10,396

The conversion feature of the Series C Convertible Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series C Convertible Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from inception, the Company immediately recorded a non-cash deemed dividend of $3,181 related to the beneficial conversion feature arising from the issuance of Series C Convertible Preferred Stock. This non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share for the nine months ended March 31, 2021.

The Series C Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock shall be pari passu in liquidation to the Company’s Series A Preferred Stock. The liquidation value of the Series C Preferred Stock at March 31, 2022, is the stated value of $16,838 (June 30, 2021 - $20,092).

Series B Preferred Stock

During the year ended June 30, 2016, the Company issued 902 shares of Series B Preferred Stock. The remaining balance of 601 shares of Series B Preferred Stock were fully converted to 150 shares of common stock on April 29, 2021. The holders of the Series B Preferred Stock were entitled to an annual cumulative, in arrears, dividend at the rate of 9% payable quarterly. The 9% dividend accrued quarterly commencing on the date of issue and was payable quarterly on September 30, December 31, March 31, and June 30 of each year commencing on June 30, 2016. Dividends were payable solely by delivery of shares of common stock, in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the conversion price. Pursuant to the Series B Preferred Stock dividend, during the three months ended March 31, 2022, the Company issued nil (2021 – 3) shares of common stock and recognized $nil (2021 - $6) and during the nine months ended March 31, 2022, the Company issued nil (2021 – 10) shares of common stock and recognized $nil (2021 - $15). These dividends have been recognized as an increase in accumulated deficit.

In addition, the Company and the Series B Preferred Stockholders entered into a royalty agreement, pursuant to which the Company will pay the holders of the Series B Preferred Stock, in aggregate, a single-digit royalty based on their pro rata ownership of the Series B Preferred Stock on products sold directly by the Company or sold pursuant to a licensing or partnering arrangement.

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

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock shall be pari passu in liquidation to the Company’s Series C Preferred Stock. The liquidation value of the Series A Preferred stock at March 31, 2022 is its stated value of $279 (June 30, 2021 - $279).

There was no change to the Series A Preferred stock for the three or nine months ended March 31, 2022 or 2021.

Common stock

Stock issuances during the nine months ended March 31, 2022

Registered direct financing

On September 28, 2021, the Company closed on the sale of (i) 7,200 shares of its common stock, par value $0.001 per share, (ii) pre-funded warrants (“PFW”) to purchase an aggregate of 4,800 shares of common stock and (iii) common warrants to purchase an aggregate of 12,000 shares of common stock (“2022 Investor Warrants”) in the Company’s registered direct offering (the “September Offering”). Each share of common stock, or PFW as applicable, was sold together with a 2022 Investor Warrant to purchase one share of common stock at a combined effective price of $1.25 per share of common stock and accompanying 2022 Investor Warrant. The 2022 Investor Warrants have been valued at $7,023 and have been treated as equity. They have been valued using a Black-Scholes valuation with a risk-free rate of 0.55%, a contractual term of 3.5 years, a volatility of 116.7%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the contractual life of the instrument at the valuation date. The term is based on the contractual term of the warrant.

The net proceeds from the September Offering were $13,634 after deducting commissions and other offering expenses.

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

During the nine months ended March 31, 2022, all of the 4,800 PFW were exercised at $0.001 per PFW for proceeds of $4.8.

Stock options

2017 Omnibus Incentive Plan

As subsequently approved by the Company’s stockholders at an annual meeting of stockholders on April 11, 2018, the Company’s board of directors approved the adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”), as amended. The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. As approved by the Company’s stockholders on June 25, 2021, the number of common shares available under the 2017 Plan is 13,000 shares. Under the 2017 Plan, 13,000 shares of Company common stock are currently reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”), or that are subject to grants of stock options made, or that may be made, under the Legacy Plan, or that have been previously exercised. A total of 120 shares of common stock have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 9,726 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving 2,960 shares of common stock available at March 31, 2022 for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised, net of stock options previously exercised.

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

During the nine months ended March 31, 2022, a total of 3,954 stock options to purchase shares of common stock were granted to directors and an officer of the Company. Of the total stock options granted, 435 have an exercise price of $1.24 per share and vest in 12 equal monthly installments beginning on October 22, 2021. The remaining 3,519 stock options granted have an exercise price of $0.96 per share and vest as to 25% on November 8, 2022, with the remaining portion vesting in equal monthly installments over a period of 36 months commencing on December 8, 2022. All of the options to purchase shares of common stock granted have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions. In addition, 2,715 stock options previously issued to an officer of the Company were modified such that 754 stock options that were to vest over the period December 15, 2022, to September 15, 2023, now vest on a contingent basis dependent on the achievement of certain strategic partnership initiatives. In relation to the termination of an officer of the Company, the Company has recognized $31 in stock option expense due to the acceleration of vesting of certain stock options granted to that officer.

The following table sets forth changes in stock options outstanding under all plans:

	Number of stock options outstanding (in thousands)	Weighted average exercise price
Balance – June 30, 2021	6,392	2.26
Granted	3,964	0.99
Expired	(28)	15.45
Forfeited	(482)	1.64
Balance – March 31, 2022	9,846	1.74

The following table summarizes stock options outstanding and exercisable under all plans at March 31, 2022:

Exercise price $	Number Outstanding at March 31, 2022 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at March 31, 2022 (in thousands)
0.33	10	9.96	—
0.61	816	7.43	781
0.74	250	7.61	125
0.96	3,519	9.60	—
1.24	368	9.48	201
1.36	300	8.48	150
1.37	75	9.08	—
1.70	4,283	8.46	2,578
6.10	17	6.60	17
8.70	12	5.59	12
9.83	83	6.14	83
10.60	4	6.03	4
11.70	30	0.91	30
15.99	2	0.21	2
21.10	7	5.27	7
29.60	2	2.84	2
37.60	5	3.86	5
41.00	4	4.61	4
42.00	30	1.37	30
44.80	3	3.86	3
49.50	13	4.88	13
53.20	8	4.10	8
61.60	2	1.00	2
92.00	3	1.17	3
	9,846		4,060

Included in the number of stock options outstanding are 2.0 stock options granted at an exercise price of CA$20.00. The exercise price of these options shown in the above table have been converted to US $15.99 per share using the period ending closing exchange rate. Stock options granted during the nine months ended March 31, 2022, have been valued using a Black-Scholes pricing model with the following assumptions:

March 31, 2022
Dividend rate	—%
Estimated volatility	91.71%
Risk-free rate	1.78%
Expected term – years	5.99

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

The Company has recognized the following amounts as stock option expense for the periods noted (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2022 $	2021 $	2022 $	2021 $
Research and development	(29)	508	464	1,171
General and administrative	671	1,210	1,819	3,077
	642	1,718	2,283	4,248

All of the stock option expense for the periods ended March 31, 2022, and 2021, has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at March 31, 2022 was $nil (2021 - $1,618) and the aggregate intrinsic value of stock options exercisable at March 31, 2022 was $nil (2021 - $1,044). As of March 31, 2022, there was $2,961 in unrecognized compensation expense that will be recognized over the next 3.96 years.

The following table sets forth changes in unvested stock options under all plans:

	Number of Options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2021	3,860	1.60
Granted	3,964	0.99
Vested	(1,556)	1.55
Forfeited	(482)	1.64
Unvested at March 31, 2022	5,786	1.19

The aggregate intrinsic value of unvested stock options at March 31, 2022 was $nil (2021 - $573). The unvested stock options have a remaining weighted average contractual term of 9.17 years (2021 – 9.39).

Common stock warrants

The following table sets forth changes in outstanding common stock warrants:

	Number of Warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2021	6,974	3.34
Issuance of 2022 Investor Warrants	12,000	1.25
Issuance of PFW	4,800	0.001
Issuance of 2022 Agent Warrants	600	1.5625
Exercise of PFW	(4,800)	0.001
Exercise of 2020 Investor Warrants	(69)	1.00
Expiry of Adgero replacement warrants	(1,108)	3.18
Balance – March 31, 2022	18,397	1.94

The following table summarizes the Company’s outstanding common stock warrants as of March 31, 2022:

Description of warrants	Number (in thousands)	Exercise price $	Expiry date

2022 Investor warrants	12,000	1.25	March 28, 2025
2020 Investor warrants	3,264	1.00	August 16, 2024
2019 Investor warrants	760	3.10	June 5, 2024
2018 Investor warrants	280	12.50	September 22, 2022
2017 Investor warrants	208	35.00	April 19, 2022
NBTS Warrants	125	1.09	June 19, 2025 (i)
Warrants issued for services	6	17.80	January 25, 2023
Warrants issued for services	34	11.70	February 27, 2023
Warrants issued for services	14	9.00	September 15, 2023
Warrants issued for services	280	0.75	November 18, 2023
Warrants issued for services	125	0.64	January 20, 2024
Warrants issued for services	330	1.49	September 22, 2023
Warrants issued for services	50	1.82	November 13, 2023
Warrants issued for services	100	1.47	January 7, 2024
Warrants issued for services	70	2.75	February 17, 2024
Warrants issued for services	50	2.38	February 25, 2024
2022 Agent warrants	600	1.56	March 28, 2025
2019 Agent warrants	47	3.88	June 3, 2024
2018 Agent warrants	40	12.50	September 20, 2022
2017 Agent warrants	14	40.60	April 12, 2022
	18,397

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

The following table sets forth changes in outstanding Series C Agent Warrants:

	Balance June 30, 2021	Number of Warrants Issued	Number of Warrants Exercised	Balance, March 31, 2022	Conversion price $
Preferred Series C-1 Agent Warrants	1,929	—	—	1,929	1.16
Preferred Series C-2 Agent Warrants	219	—	—	219	1.21
Preferred Series C-3 Agent Warrants	296	—	—	296	1.15
	2,444	—	—	2,444

The following table summarizes the Company’s outstanding Series C Agent Warrants as of March 31, 2022:

Series C Agent Warrants	Number	Conversion price $	Number of conversion shares (in thousands)	Cumulative common stock dividends (in thousands)
Series 1	1,929	1.16	1,663	1,164
Series 2	219	1.21	180	126
Series 3	296	1.15	257	180
	2,444		2,100	1,470

7 Supplementary statement of cash flows information

The Company incurred the following non-cash investing and financing transactions (in thousands):

	Nine months ended
	March 31, 2022 $	March 31, 2021 $
Series C Preferred Stock common stock dividend (note 6)	2,462	—
Series B Preferred Stock common stock dividend (note 6)	—	15
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance (note 6)	—	3,181
Non-cash issue costs (note 6)	333	3,287
Cashless exercise of Series C warrants (note 6)	—	71
Income taxes paid	—	—
Interest paid	—	—

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. As at March 31, 2022, the Company’s milestone payment liability was measured using level 3 inputs (note 3).

	March 31, 2022
Liability	Level 1	Level 2	Level 3
Milestone payment liability	—	—	172

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, and related party payables. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

9 Subsequent events

Registered direct financing

On April 14, 2022, the Company closed on the sale of 16,266 shares of its common stock, par value $0.001 per share, and common warrants to purchase an aggregate of 16,266 shares of common stock (“2022 April Investor Warrants”) in the Company’s registered direct offering (the “April Offering”). Each share of common stock was sold together with a 2022 April Investor Warrant to purchase one share of common stock at a combined effective price of $0.53 per share of common stock and accompanying 2022 April Investor Warrant. The net proceeds from the April Offering were approximately $7,900 after deducting commissions and other offering expenses. The 2022 April Investor Warrants are exercisable at $0.41 per share until their expiry on April 14, 2027. The Company also issued 811 agent warrants that are exercisable at $0.6625 per share commencing October 14, 2022, until their expiry on October 14, 2026.

Warrants and stock options

Subsequent to March 31, 2022, a total of 222 common stock warrants exercisable at a weighted average price of $35.35 per share expired and 280 stock options exercisable at a weighted average exercise price of $1.65 expired.

The Company has evaluated its subsequent events from March 31, 2022, through the date these condensed consolidated interim financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated interim financial statements other than the items noted above.

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

Including net proceeds of approximately $7.9 million received from a registered direct financing that closed on April 14, 2022, we estimate that we have cash available to fund planned operations for less than one year from the date of issuance of our March 31, 2022 condensed consolidated interim financial statements. The COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. The ultimate impact of the COVID-19 pandemic on our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and new information which may emerge concerning the severity of the COVID-19 pandemic. We may not be able to raise sufficient additional capital and may tailor our drug candidate development programs based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Recent Highlights

•
On April 14, 2022, we closed a registered direct financing with certain institutional investors pursuant to which we issued an aggregate of 16,226,416 shares of common stock and warrants to purchase 16,226,416 shares of common stock for approximately $7.9 million in net proceeds after deducting placement agent fees and other offering expenses payable by us. The warrants have an exercise price of $0.41 per share and expire on April 14, 2027.
•
On February 3, 2022, we announced that the U.S. Patent and Trademark Office had issued United States Patent No. 11,234,955 to VAL-083, covering a method of treating brain tumors including GBM, medulloblastoma, and cancer brain tumor stem cells that has O6-methyl guanine methyltransferase (“MGMT”)-driven drug resistance.
•
On January 18, 2022, GCAR announced that the GBM AGILE Study has screened over 1,000 patients and that enrollment rates for the study are 3 to 4 times greater than traditional GBM studies according to GCAR, with active sites averaging 0.75 to 1 patient per site per month. As a result of the accelerated enrollment rate, we expect to announce topline data from our arm of the study around the end of calendar year 2023.

Targeted Clinical Milestones

(Calendar Quarters)

Below are our planned, or expected, milestones for the respective time periods noted:

Q4 2021

•
VAL-083 - first site in Canada – GCAR GBM AGILE International Registrational Study ✓

Q2 2022

•
VAL-083 - first site in European Union – GCAR GBM AGILE International Registrational Study

Mid-2022

•
REM-001 - enroll first patient – CMBC fifteen patient confirmatory study leading into pivotal study

Q3 2023

•
REM-001 - topline results – CMBC fifteen patient confirmatory study leading into pivotal study

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

In GBM, we are part of the GBM AGILE Study which is a registrational Phase 2/3 clinical study for GBM. The study is a revolutionary, patient centered, adaptive platform study for registration evaluating multiple therapies for patients with newly-diagnosed and recurrent GBM. VAL-083 is being evaluated in all three GBM patient subtypes in this study: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent.

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

VAL-083 Clinical Studies

GBM AGILE

On June 4, 2020, we accepted an invitation from GCAR to include VAL-083 in GCAR’s GBM AGILE Study, an adaptive clinical study platform for patients with GBM. On October 21, 2020, we announced we had entered into a definitive agreement with GCAR and on January 13, 2021, we announced the initiation of patient recruitment for the VAL-083 study arm of the GBM AGILE Study. VAL-083 is currently being evaluated in all three GBM patient subtypes in the GBM AGILE Study: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent. The GBM AGILE Study employs a cost-efficient, adaptive study design with a stage 1 (Phase 2) learning and adapting phase and a stage 2 (Phase 3) expansion and confirmation phase. The GBM AGILE study is currently enrolling patients in our arm of the study at 39 clinical sites in the United States and four in Canada. GCAR plans to enroll 150-200 patients in the Kintara arm of the study at over 40 sites in the U.S. and Canada with potential to increase this total to 65 clinical study centers worldwide.

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

GCAR is a 501(c)(3) nonprofit organization uniting physicians, clinical researchers, advocacy and philanthropic organizations, biopharma, health authorities, and other key stakeholders in healthcare to expedite the discovery and development of treatments for patients with rare and deadly diseases by serving as a sponsor of innovative and complex studies including master protocols and platform studies. GCAR is the sponsor of GBM AGILE. Key strategic partners for the GBM AGILE study effort include the National Brain Tumor Society (“NBTS”), National Foundation for Cancer Research, and Asian Fund for Cancer Research.

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

Outstanding Securities

As of May 11, 2022, we had 65,533 shares of common stock issued and outstanding, outstanding warrants to purchase 35,212 shares of common stock, warrants to purchase 2,444 shares of our Series C Preferred Stock that upon exercise are convertible into 2,100 shares of common stock, outstanding stock options to purchase 9,566 shares of common stock, 17 outstanding shares of Series C Preferred Stock that are convertible into 14,496 shares of common stock. All common stock warrants and stock options are convertible, or exercisable into, one share of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $1.16 per share (Series C-1), $1.214 per share (Series C-2) or $1.15 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at March 31, 2022, and June 30, 2021, is the US$. The following tables represent selected financial information for us for the periods presented. All amounts in the remainder of this MD&A are expressed in thousands, except par value and per share amounts, unless otherwise noted.

Selected Balance Sheet Data

	March 31, 2022 $	June 30, 2021 $
	(in thousands)
Cash and cash equivalents	8,839	10,537
Working capital	6,853	9,013
Total assets	12,798	13,543
Total stockholders’ equity	9,386	10,581

Selected Statement of Operations Data

For the three months ended

	March 31, 2022	March 31, 2021
	$	$
	(in thousands, except per share data)
Expenses
Research and development	3,474	3,843
General and administrative	1,884	2,762
	(5,358)	(6,605)
Other income (loss)
Foreign exchange	1	(1)
Amortization of deferred loan costs	—	(23)
Interest, net	1	(6)
	2	(30)
Net loss for the period	(5,356)	(6,635)
Series A Preferred cash dividend	(2)	(2)
Series B Preferred stock dividend	—	(6)
Net loss for the period attributable to common stockholders	(5,358)	(6,643)
Basic and fully diluted weighted average number of shares	49,128	29,273
Basic and fully diluted loss per share	(0.11)	(0.23)

For the nine months ended

	March 31, 2022	March 31, 2021
	$	$
	(in thousands, except per share data)
Expenses
Research and development	11,169	7,784
General and administrative	6,055	7,091
Merger costs	—	500
In-process research and development	—	16,094
	(17,224)	(31,469)
Other income (loss)
Foreign exchange	6	(3)
Amortization of deferred loan costs	—	(74)
Interest, net	3	(20)
	9	(97)
Net loss for the period	(17,215)	(31,566)
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	—	(3,181)
Series A Preferred cash dividend	(6)	(6)
Series B Preferred stock dividend	—	(15)
Series C Preferred stock dividend	(2,462)	—
Net loss for the period attributable to common stockholders	(19,683)	(34,768)
Basic and fully diluted weighted average number of shares	43,942	23,701
Basic and fully diluted loss per share	(0.45)	(1.47)

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

For the three months ended

	March 31, 2022 $	March 31, 2021 $
	(in thousands)
Research and development - GAAP	3,474	3,843
Less: non-cash, share-based compensation expense	29	(508)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	3,503	3,335
General and administrative - GAAP	1,884	2,762
Less: non-cash, share-based compensation expense	(671)	(1,420)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	1,213	1,342

For the nine months ended

	March 31, 2022 $	March 31, 2021 $
	(in thousands)
Research and development - GAAP	11,169	7,784
Less: non-cash, share-based compensation expense	(464)	(1,171)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	10,705	6,613
General and administrative - GAAP	6,055	7,091
Less: non-cash, share-based compensation expense	(1,854)	(3,515)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	4,201	3,576

Results of Operations

Comparison of the three months ended March 31, 2022, and March 31, 2021

	Three months ended
	March 31, 2022 $	March 31, 2021 $	Change $	Change %
	(in thousands)
Expenses
Research and development	3,474	3,843	(369)	(10)
General and administrative	1,884	2,762	(878)	(32)
	(5,358)	(6,605)	1,247
Other income (loss)
Foreign exchange	1	(1)	2	(200)
Amortization of deferred loan costs	—	(23)	23	(100)
Interest, net	1	(6)	7	(117)
	2	(30)	32
Net loss	(5,356)	(6,635)	1,279

Research and Development

Research and development expenses decreased to $3,474 for the three months ended March 31, 2022, from $3,843 for the three months ended March 31, 2021. The decrease was largely attributable to lower non-cash, share-based compensation expenses, personnel, and database costs, partially offset by higher clinical development costs incurred during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Non-cash, share-based compensation expense decreased for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to the recognition of higher compensation expense recognized during the three months ended March 31, 2021 for stock options granted in September 2020. Personnel costs have decreased in the current quarter compared to the same quarter in the prior fiscal year largely due to the reduction of one employee. Database preparation costs have decreased in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, largely due to the timing of the recognition of costs.

Clinical development costs have increased in the current quarter compared to the same quarter in the prior fiscal year largely due to the initial study preparation costs related to the Company's REM-001, 15-patient clinical study which is planned to commence patient enrollment by the middle of calendar year 2022. Patient recruitment for the GCAR GBM AGILE Study commenced in January 2021, and ongoing study costs, including clinical site activation and patient enrollment, were largely similar for the three months ended March 31, 2022, and 2021.

General and Administrative

General and administrative expenses were $1,884 for the three months ended March 31, 2022, compared to $2,762 for the three months ended March 31, 2021. A significant portion of the decrease was a result of lower non-cash, share-based compensation expenses in the current three months compared to the same period in the prior fiscal year due to the recognition of compensation expense during the three months ended March 31, 2021, for stock options granted in September 2020. In addition to non-cash, share-based compensation costs decreasing, professional fees were also lower in the current period compared to the prior period due to reduced investor relations and business development activities.

Preferred Share Dividends

During the three months ended March 31, 2022, we issued nil (2021 – 3) shares of common stock as a stock dividend on the Series B Preferred stock and recognized $nil (2021 - $6) as a direct increase in accumulated deficit.

For each of the three months ended March 31, 2022, and 2021, we recorded $2 related to the cash dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

Comparison of the nine months ended March 31, 2022, and March 31, 2021

	Nine months ended
	March 31, 2022 $	March 31, 2021 $	Change $	Change %
	(in thousands)
Expenses
Research and development	11,169	7,784	3,385	43
General and administrative	6,055	7,091	(1,036)	(15)
Merger costs	—	500	(500)	(100)
In-process research and development	—	16,094	(16,094)	(100)
	(17,224)	(31,469)	14,245
Other income (loss)
Foreign exchange	6	(3)	9	(300)
Amortization of deferred loan costs	—	(74)	74	(100)
Interest, net	3	(20)	23	(115)
	9	(97)	106
Net loss	(17,215)	(31,566)	14,351

Research and Development

Research and development expenses increased to $11,169 for the nine months ended March 31, 2022, from $7,784 for the nine months ended March 31, 2021. The increase was largely attributable to higher clinical development costs partially offset by lower non-cash, share-based compensation incurred during the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021.

Clinical development costs have increased in the current period compared to the same period in the prior fiscal year largely due to expenses related to the GCAR GBM AGILE Study. Patient recruitment for this study commenced in January 2021 and ongoing study costs, including clinical site activation and patient enrollment, were incurred during the full nine months ended March 31, 2022, but were incurred for only one quarter during the nine months ended March 31, 2021. In addition, during the current period we incurred initial study preparation costs relating to our REM-001, 15-patient clinical study which is planned to commence patient enrollment by the middle of calendar year 2022. We expect our research and development costs to be higher in fiscal year 2022 than fiscal year 2021 as our GCAR GBM AGILE Study continues and costs are incurred related to the ongoing development of REM-001.

Partially offsetting the increase in clinical development costs was a decrease in non-cash, share-based compensation expense decreased for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021, due to the recognition of compensation expense for stock options granted in September 2020.

General and Administrative

General and administrative expenses were $6,055 for the nine months ended March 31, 2022, compared to $7,091 for the nine months ended March 31, 2021. We incurred lower non-cash, share-based compensation expenses in the current nine months compared to the same period in the prior fiscal year due to the recognition in the nine months ended March 31, 2021, of compensation expense for stock options granted in September 2020. Partially offsetting the lower non-cash, share-based compensation expenses for the nine months ended March 31, 2022, were higher personnel, and office and sundry costs. Personnel costs increased due to the recognition of employee severance costs during the current period while office and sundry has increased due to higher insurance costs.

Preferred Share Dividends

During the nine months ended March 31, 2022, we issued 1,698 (2021 – nil) shares of common stock as a stock dividend on the Series C Preferred stock and recognized $2,462 (2021 - $nil) as a direct increase in accumulated deficit.

During the nine months ended March 31, 2022, we issued nil (2021 – 10) shares of common stock as a stock dividend on the Series B Preferred stock and recognized $nil (2021 - $15) as a direct increase in accumulated deficit.

For each of the nine months ended March 31, 2022, and 2021, we recorded $6 related to the cash dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

Liquidity and Capital Resources

Nine months ended March 31, 2022, compared to the nine months ended March 31, 2021

	March 31, 2022 $	March 31, 2021 $	Change $	Change %
	(in thousands)
Cash flows from operating activities	(15,400)	(14,171)	(1,229)	9
Cash flows from investing activities	—	964	(964)	(100)
Cash flows from financing activities	13,702	26,533	(12,831)	(48)

Operating Activities

Net cash used in operating activities increased to $15,400 for the nine months ended March 31, 2022, from $14,171 for the nine months ended March 31, 2021. During the nine months ended March 31, 2022, and 2021, we reported net losses of $17,215 and $31,566, respectively. While the loss in the prior period was larger than the current period, the same period in the prior fiscal year included a non-cash amount of $16,094 relating to the recognition of acquired in-process research and development expense related to the Adgero transaction. Additional changes in adjustments to reconcile net loss to net cash used in operating activities for the nine months ended March 31, 2022, included stock option expense of $2,283 being recognized during the current period compared to $4,248 in the same period in the prior fiscal year. The most significant changes in working capital for the nine months ended March 31, 2022, were related to an increase in accounts payable and accrued liabilities of $563 and a decrease from a reduction in prepaid expenses, deposits and other of $998. The most significant change in working capital for the nine months ended March 31, 2021, was from a use of cash due to an increase in prepaid expenses and deposits related primarily to a $2,600 payment to GCAR for study initiation and patient recruitment.

Investing Activities

There were no investing activities during the nine months ended March 31, 2022. During the nine months ended March 31, 2021, we acquired $969 in cash as part of the Adgero transaction that closed on August 19, 2020.

Financing Activities

During the nine months ended March 31, 2022, we received $13,634 in net proceeds from the completion of a registered direct financing that closed on September 28, 2021, and $74 from the cash exercise of stock purchase warrants.

During the nine months ended March 31, 2021, we received $21,598 in net proceeds from the completion of a private placement of Series C Preferred stock and $4,399 from the cash exercise of stock purchase warrants. Also, during the nine months ended March 31, 2021, we received proceeds from the NBTS Loan of $500.

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

For the nine months ended March 31, 2022, we reported a loss of $17,215 and a negative cash flow from operations of $15,400. We had an accumulated deficit of $130,908 and had cash and cash equivalents of $8,839 as of March 31, 2022. We are in the clinical stage and have not generated any revenues to date. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. On April 14, 2022 we completed a registered direct financing for net proceeds of approximately $7.9 million. Even with the proceeds from this financing, in the near future, we will require additional funding to maintain our clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of the condensed consolidated interim financial statements.

Consequently, management is pursuing various financing alternatives to fund our operations so we can continue as a going concern. However, the coronavirus (“COVID-19”) pandemic has created significant economic uncertainty and volatility in the credit and capital markets. Management plans to continue to pursue opportunities to secure the necessary financing through the issue of new equity, debt, and/or the entering into of strategic partnership arrangements but the ultimate impact of the COVID-19 pandemic on our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and any new information which may emerge concerning the severity of the COVID-19 pandemic. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity and debt offerings, and/or strategic collaborations. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our shares of capital stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. Economic conditions may affect the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan. In addition, we may have to seek a partner for one or more of our product candidates at an earlier stage of development, which would lower the economic value of those programs to us.

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2021, contained in our Form 10-K filed with the SEC on September 28, 2021. While all of the significant accounting policies are important to our consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

• Fair value of financial instruments

• Accruals for research and development expenses and clinical trials

Fair value of financial instruments

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. Prior to our adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period. For the nine months ended March 31, 2022, and 2021, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For the nine months ended March 31, 2022, and 2021, we utilized the plain vanilla method to determine the expected life of stock options. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

We have issued warrants for services provided by non-employees. The warrants issued for services have been valued at the fair value of the warrants issued. For the nine months ended March 31, 2022, and 2021, the determination of grant-date fair value for warrants issued for services was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, interest rates, dividend yields, and the term of the warrant. We have also issued shares for services to non-employees which have been valued using the share price of our common stock.

Accruals for research and development expenses and clinical trials

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For nine months ended March 31, 2022, and 2021, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on September 28, 2021, and our quarterly report on Form 10-Q filed with the SEC on February 11, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Bylaws of the Company, as amended*

4.1	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2022)

4.2	Form of Placement Agent Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2022)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2022)

10.2	Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2022)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

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

Kintara Therapeutics, Inc.

Date: May 13, 2022	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)