Form 10-K
period 2022-06-30
Kintara Therapeutics, Inc.
filed 2022-09-27
CIK 1498382

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

As of December 31, 2021, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of our common stock of $0.51 was approximately $24.7 million. For purposes of the above statement only, all directors, named executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of September 26, 2022 was 80,807,316.

DOCUMENTS INCORPORATED BY REFERENCE – None

Auditor Name: Marcum LLP Auditor Location: San Francisco, CA Auditor Firm ID: 688

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2022

i

PART I

Item 1. Business.

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

Following the completion of the Merger, we changed our name from DelMar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. and began trading on The Nasdaq Capital Market LLC under the symbol “KTRA”.

We are the parent company of Del Mar Pharmaceuticals (B.C.) Ltd. ("Del Mar (BC)"), a British Columbia, Canada corporation, and Adgero. We are also the parent company to 0959454 B.C. Ltd. ("Callco") and 0959456 B.C. Ltd. ("Exchangeco") which are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the reverse acquisition that occurred in 2013. In addition, we are the parent company to Adgero Biopharmaceuticals Inc. ("Adgero Bio").

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

Our two lead candidates are VAL-083, a novel, validated, DNA-targeting agent, for the treatment of drug-resistant solid tumors such as glioblastoma multiforme (“GBM”) and potentially other solid tumors, including ovarian cancer, non-small cell lung cancer (“NSCLC”), and diffuse intrinsic pontine glioma (“DIPG”) and REM-001, a late-stage photodynamic therapy (“PDT”) for the treatment of cutaneous metastatic breast cancer (“CMBC”), basal cell carcinoma nevus syndrome (“BCCNS"), and access graft failure in hemodialysis patients. PDT is a treatment that uses light sensitive compounds, or photosensitizers, that, when exposed to specific wavelengths of light, act as a catalyst to produce a form of oxygen that induces local tumor cell death.

Recent Highlights

•
On September 8, 2022, we announced that three posters were accepted for data presentation at the 2022 Society for Neuro-Oncology (“SNO”) Annual Meeting. The 2022 SNO Annual Meeting will be held from November 16 through November 20, 2022 in Tampa, Florida.
•
On August 9, 2022, we announced that we had received a Study May Proceed letter from the United States Food and Drug Administration ("FDA") to begin our 15-patient study evaluating REM-001 PDT for the treatment of CMBC. This study is intended to aid in the design of a planned Phase 3 registrational study.
•
On August 2, 2022, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $20.0 million of shares of our common stock, subject to the satisfaction of the conditions contained in the agreement as well certain limitations contained therein.
•
On June 15, 2022, we received notice from the FDA that we were granted Fast Track Designation ("FTD") for VAL-083 for the treatment of patients with newly-diagnosed unmethylated GBM.
•
On June 3, 2022, we received written notification from the Listing Qualification Department of The Nasdaq Stock Market LLC ("Nasdaq") granting our request for a 180-day extension to regain compliance with Nasdaq's minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). We have until November 28, 2022 to meet the requirement.

•
On May 27, 2022, we announced that our first European site, University Hospital Zurich in Zurich, Switzerland had been activated for the VAL-083 treatment arm in the Global Coalition for Adaptive Research ("GCAR") registrational Phase 2/3 clinical trial for GBM, titled Glioblastoma Adaptive Global Innovative Learning Environment ("GBM AGILE Study").
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

Targeted Clinical Milestones

(Calendar Quarters)

Below are our planned, or expected, milestones for the respective time periods noted:

Around the end of Q3 2022

•
REM-001 - enroll first patient – CMBC fifteen-patient study leading into pivotal study

Around the end of Q3 2023

•
REM-001 - topline results – CMBC fifteen-patient study leading into pivotal study

Around the end of Q4 2023

•
VAL-083 - topline results 12 months after last patient randomized - GCAR GBM AGILE International Registrational Study

Product Pipeline

Kintara Product Pipeline – Multiple Shots on Goal

	PRECLINICAL	IND	PHASE 1	PHASE 2	PHASE 3	Orphan Drug Designation	Fast Track Designation
LEAD INDICATIONS							
VAL-083: Glioblastoma multiforme — Newly-Diagnosed Unmethylated						Malignant Gliomas (US); Medulloblastoma (US); Glioma (EU)	✔
VAL-083: Glioblastoma multiforme — Newly-Diagnosed Methylated							
VAL-083: Glioblastoma multiforme — Recurrent							✔
REM-001: Cutaneous Metastatic Breast Cancer							
FOLLOW-ON INDICATIONS							
REM-001: Recurrent Basal Cell Carcinoma Nevus Syndrome						BCCNS (US)	
VAL-083: Ovarian Cancer						Ovarian Cancer (US)	

VAL-083: International Registrational Study (GCAR/AGILE) in newly-diagnosed and recurrent patients
Top line results expected around the end of 2023

REM-001: Fifteen-patient study leading into Pivotal Study
Enrollment of first patient expected around the end of Q3 2022

1

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

In GBM, we are part of the GBM AGILE Study which is a registrational Phase 2/3 clinical study for GBM. The study is a revolutionary, patient centered, adaptive platform study for registration evaluating multiple therapies for patients with newly-diagnosed and recurrent GBM. Patients in the GBM AGILE Study are tested for their O6-methyl guanine methyltransferase ("MGMT") methylation status prior to enrollment. VAL-083 is being evaluated in all three GBM patient subtypes in this study: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent.

We have also completed two open-label, biomarker-driven, Phase 2 studies in MGMT-unmethylated GBM. MGMT is a DNA-repair enzyme that is associated with resistance to temozolomide ("TMZ" or Temodar®), the current standard-of-care chemotherapy used in the treatment of GBM. More than 60% of GBM patients have MGMT-unmethylated tumors and exhibit a high expression of MGMT which is correlated with TMZ treatment failure and poor patient outcomes as indicated in the current National Comprehensive Cancer Network (“NCCN”) guidelines for GBM treatment. Our research demonstrates that VAL-083’s anti-tumor activity is independent of MGMT expression. In our completed Phase 2 studies we used MGMT as a biomarker to identify patients for treatment with VAL-083 in three distinct GBM patient populations.

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

Our corporate strategy is to advance VAL-083 and REM-001 on an indication-by-indication basis, and then to consider out-licensing when a corporate development program has matured enough to warrant proper licensing valuations. In addition to VAL-083’s applicability to multiple solid tumor indications, we are also constantly evaluating licensing or acquiring additional product candidates, in order to establish a product pipeline and to position us for long-term sustainability and growth of shareholder value. We believe the experience of our clinical development team will position us to efficiently develop possible drug candidates that we may acquire, or license, in the future.

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

Measurement of MGMT methylation status has become routine in clinical practice as a biomarker that correlates with resistance to the standard-of-care chemotherapy with TMZ and patient outcomes in GBM. Over 60% of GBM patients’ tumors are characterized as “MGMT-unmethylated” and exhibit a high expression of MGMT, a naturally occurring DNA-repair enzyme, the activity of which nullifies the chemotherapeutic activity of TMZ. The lack of specific therapies for MGMT-unmethylated GBM is a significant unmet medical need. Current NCCN guidelines state that the treatment benefit of TMZ is likely to be lower in GBM patients with an unmethylated MGMT promoter.

We have demonstrated that VAL-083’s anti-tumor mechanism is active independent from the MGMT status in vitro. We believe this distinct mechanism of action suggests the potential of VAL-083 as a replacement for the current standard-of-care chemotherapy, TMZ, in both MGMT methylated and MGMT-unmethylated GBM. We have utilized MGMT-methylation status to identify GBM patients who are unlikely to respond to TMZ and have included only MGMT-unmethylated patients in our current Phase 2 clinical studies of VAL-083. We have recently received approval to treat newly-diagnosed methylated, newly-diagnosed unmethylated, and recurrent GBM patients as part of our treatment arm in the GCAR GBM AGILE study.

We believe that our research highlights the opportunity for VAL-083 as a potential new standard-of-care in the treatment of both MGMT methylated and MGMT-unmethylated GBM.

VAL-083 Clinical Studies

GBM AGILE Study

On October 21, 2020, we announced we had entered into a definitive agreement with GCAR and on January 13, 2021, we announced the initiation of patient recruitment for the VAL-083 study arm of the GBM AGILE Study. VAL-083 is currently being evaluated in all three GBM patient subtypes in the GBM AGILE Study: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent. The GBM AGILE Study employs a cost-efficient, adaptive study design with a stage 1 (Phase 2) learning and adapting phase and a stage 2 (Phase 3) expansion and confirmation phase. The GBM AGILE Study is currently enrolling patients in our arm of the study at 39 clinical sites in the United States, four in Canada, and two in Europe. GCAR plans to enroll 150-200 patients in the Kintara arm of the study at over 40 sites in the U.S. and Canada with potential to increase this total to 65 clinical study centers worldwide. The GBM AGILE Study, which was designed by GCAR with input from the FDA, calls for companies participating in this platform study to only disclose data at the end of the study to protect the integrity of the trial arm data. Therefore, we expect to announce topline data from the GBM AGILE Study around the end of calendar 2023.

GCAR has previously announced that the GBM AGILE Study has screened over 1,000 patients and that enrollment rates for the study are 3 to 4 times greater than traditional GBM studies, with active sites averaging 0.75 to 1 patient per site per month. As a result of the accelerated enrollment rate, we expect to announce topline data from our arm of the study around the end of calendar year 2023.

The GBM AGILE Study is an international, innovative platform study designed to more rapidly identify and confirm effective therapies for patients with glioblastoma through response adaptive randomization and a seamless Phase 2/3 design. The study, conceived by over 130 key opinion leaders, is conducted under a master protocol, allowing multiple therapies or combinations of therapies from different pharmaceutical partners to be evaluated simultaneously. With its innovative design and efficient operational infrastructure, we believe data from the GBM AGILE Study can be used as the foundation for a New Drug Application (“NDA”) and biologics license application submissions and registrations to the FDA and other health authorities.

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

In this Phase 2 study, VAL-083 was combined with radiotherapy as a potential replacement for standard-of-care chemoradiation with TMZ in patients with MGMT-unmethylated GBM. The goals of the study were to confirm the safety of the three-day VAL-083 dosing regimen in combination with radiotherapy and to investigate efficacy outcomes of the combination of VAL-083 and radiotherapy in MGMT-unmethylated GBM patients.

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

Dose-confirming cohorts studying 20, 30, and 40 mg/m2/day x three every 21 days have been completed. Based on the dose confirmation phase of the study, we have selected 30 mg/m2/day for combination with irradiation for the treatment of newly-diagnosed MGMT-unmethylated GBM patients. This study was fully enrolled at 29 patients.

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

Multiple treatment cycles of VAL-083 at the 30 mg/m2/day dose in combination with standard radiation treatment (2 Gray/day, 5 days/week) was shown to be generally safe and well-tolerated.

Phase 2 Study in Recurrent GBM and Newly-Diagnosed MGMT-unmethylated GBM

Recurrent Study Arm

In February 2017, we initiated a biomarker driven, open-label, single-arm Phase 2 study in collaboration with the University of Texas MD Anderson Cancer Center ("MD Anderson") for recurrent GBM patients. This biomarker-driven study (testing for MGMT methylation status) has been completed. The study enrolled a total of 89 patients with 35 patients (35 efficacy evaluable) initially receiving a dose of VAL-083 at 40 mg/m2/day, and 54 patients (48 efficacy evaluable) initially receiving the treatment dose of 30 mg/m2/day on days 1, 2 and 3 of a 21-day cycle. This 30 mg dose corresponds to the dose being studied in the currently enrolling VAL-083 study arm of the GBM AGILE study.

The study was designed to determine the potential of VAL-083 treatment to improve overall survival in GBM patients whose tumors have recurred following treatment with TMZ. These patients will not have been treated previously with Avastin®.

On November 18, 2021, at the Society for Neuro-Oncology (“SNO”) Annual Meeting we reported top-line patient data as follows:

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

Newly-Diagnosed Adjuvant Study Arm

On July 24, 2019, we announced the enrollment of the first patient in the newly-diagnosed adjuvant arm of the Phase 2 study being conducted at MD Anderson. The newly-diagnosed adjuvant arm was originally planned for 24 patients, but based on encouraging outcomes, we increased the newly-diagnosed adjuvant arm enrollment from the originally planned 24 patients to include up to 12 additional patients. These patients will have had initial cycles of TMZ concomitant with radiation but will not have yet started subsequent cycles of TMZ (i.e., maintenance stage TMZ patients).

On November 18, 2021, at the SNO Annual Meeting we reported top-line patient data as follows:

•
PFS for the 36 efficacy evaluable patients is 9.5 months (95% CI 8.2-10.8); and
•
mOS for the 36 efficacy evaluable patients is 16.5 months (CI 13.6-19.3 months).

While this was not a head-to-head study, this PFS and mOS data compares favorably to historical TMZ control data of 5.0 months and 6.9 months PFS and 12.7 months and 16.0 months mOS as indicated by published data from Hegi et al. (2005 - New England Journal of Medicine), Tanguturi et al. (2017 – NeuroOncology), and Alnahhas et al. (2020 - Neurooncol Adv), respectively

Based on published data from our MD Anderson and SYSUCC clinical studies, we believe there is a significant opportunity to treat GBM patients in the pre-TMZ maintenance stage (i.e., adjuvant).

All patients have completed treatment. A detailed description of this study can be found at clinicaltrials.gov, Identifier Number: NCT02717962.

Safety Across Studies

Consistent with prior studies, myelosuppression was the most common adverse event with VAL-083 in both the recurrent GBM and adjuvant treatment setting at MD Anderson. In the 30 mg/m2/day starting dose cohort (the dose being studied in the GBM AGILE Study) five subjects have experienced a serious adverse event (“SAE”) possibly related to VAL-083 in the recurrent group and one patient experienced a possible drug-related SAE in the newly-diagnosed adjuvant group.

In the newly-diagnosed first-line study completed at SYSUCC, three subjects experienced an SAE possibly related to VAL-083. Multiple treatment cycles of VAL-083 at the 30 mg/m2/day dose in combination with standard radiation treatment (2 Gray/day, 5 days/week) were shown to be generally safe and well-tolerated.

VAL-083 Fast Track Designation

The FDA has granted us FTD for VAL-083 in recurrent and newly-diagnosed unmethylated GBM.

The FTD is designed to expedite the review of drugs that show promise in treating life-threatening diseases and address unmet medical needs, with the goal of getting new treatments to patients earlier. FTD provides sponsors with an opportunity for increased frequency for communication with the FDA to ensure an optimal development plan and to collect appropriate data needed to support drug approval. Additional benefits of the FTD may include an Accelerated Approval, a Priority Review, and a Rolling Review. Accelerated Approval is granted to drugs that demonstrate an effect on a surrogate, or intermediate endpoints, reasonably likely to predict clinical benefit. Priority Review shortens the FDA review process for a new drug from ten months to six months and is appropriate for drugs that demonstrate significant improvements in both safety and efficacy of an existing therapy. Rolling Review provides a drug company the opportunity to submit completed sections of its NDA for review by the FDA. Typically, NDA reviews do not commence until the drug company has submitted the entire application to the FDA. Through the FTD, the FDA attempts to ensure that questions raised during the drug development process are resolved quickly, often leading to earlier approval and increased access for patients.

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

The recommended treatment regimen for GBM includes surgical resection to remove as much of the tumor as possible (“debulking”) followed by radiotherapy with concomitant and adjuvant chemotherapy with TMZ with or without tumor treating fields (“TTF”). GBM patients whose tumors exhibit an unmethylated promoter for the gene encoding the DNA repair enzyme MGMT, a biomarker correlated with resistance to TMZ, may be treated with radiation alone following surgery.

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

Our research suggests that VAL-083 attacks cancer cells via a unique mechanism of action that is distinct from other chemotherapies used in the treatment of cancer. Our data indicate that VAL-083 forms inter-strand crosslinks at the N7 position of guanine on the DNA of cancer cells. Our data also indicate that this crosslink forms rapidly and is not easily repaired by the cancer cell, resulting in cell-cycle arrest and lethal double-strand DNA breaks in cancer cells. VAL-083 readily crosses the blood brain barrier. Published preclinical and clinical research demonstrate that VAL-083 is absorbed more readily in tumor cells than in normal cells.

In vitro, our data also demonstrate that VAL-083’s distinct mechanism may be able to overcome drug resistance against a range of cancers. For example, VAL-083 is active against MGMT-unmethylated GBM cells which are resistant to treatment with TMZ and nitrosoureas. VAL-083 also retains a high level of activity in p53 mutated non-small cell lung cancer (“NSCLC”), ovarian cancer and medulloblastoma cell lines that are resistant to platinum-based chemotherapy.

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

In addition, historical NCI clinical study data and our own research support the activity of VAL-083 as a potentiator of radiotherapy. Radiotherapy in combination with TMZ is the current standard of care in the treatment of newly diagnosed GBM. Our research demonstrates that TMZ and radiotherapy are ineffective against GBM cells exhibiting a high expression of MGMT, whereas VAL-083 potentiates the tumor-killing effect of radiation independent of MGMT expression. Furthermore, the combination of VAL-083 and radiation has been demonstrated to be active against GBM cancer stem cells (“CSCs”) in vitro. CSCs are often resistant to chemotherapy and form the basis for tumor recurrence and metastasis. GBM CSCs display strong resistance to TMZ, even where MGMT expression is low. However, our data demonstrates that GBM CSCs are susceptible to VAL-083 independent of MGMT expression.

Other Indications for VAL-083—Potential Future Opportunities

VAL-083 in Ovarian Cancer

With the FDA approval for our investigational new drug (“IND”) application for ovarian cancer, we have future plans for a phase 1/2, open-label, multicenter study of VAL-083 in patients with Recurrent Platinum Resistant Ovarian Cancer (“REPROVe”). Platinum-based chemotherapy is the standard-of-care in the treatment of ovarian cancer. Nearly all ovarian cancer patients eventually become resistant to platinum (“Pt”) based chemotherapy leading to treatment failure and poor patient outcomes. We have demonstrated that VAL-083 is active against Pt-resistant ovarian cancer in vitro. However, based on ongoing evaluation and input from our ovarian cancer advisory board, we are reassessing the development of VAL-083 for the treatment of ovarian cancer. We are in the process of evaluating the best path forward in ovarian cancer and are evaluating strategic options, including the potential combination of VAL-083 with PARP inhibitors. As a result, we have inactivated the IND while we explore alternative study designs.

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

Glioblastoma Multiforme

Newly diagnosed patients suffering from GBM are initially treated through invasive brain surgery, although disease progression following surgical resection is nearly 100%. Temodar® in combination with radiation is the front-line therapy for GBM following surgery. Global revenues of branded Temodar reached $1.1 billion in 2010. Approximately 60% of GBM patients treated with Temodar® experience tumor progression within one year. Median overall survival in newly-diagnosed, unmethylated GBM patients is 12.2 months.

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

REM-001

Background

Through REM-001, we are developing our PDT for the treatment of rare, unmet medical needs. REM-001 (rostaporfin injectable emulsion) is a second-generation photosensitizer formulated as an intravenous, isotonic, isosmotic lipid emulsion containing the photo-activated active ingredient tin ethyl etiopurpurin ("SnET2"), also known as rostaporfin. PDT is a two-stage light-based treatment modality that utilizes a photosensitizing drug and light energy. The tumor-destroying effect of PDT is based on photo-oxidation. The process involves the administration of a photosensitizing drug that preferentially localizes to, and is retained by, tumor cells and tumor neovasculature. Administration of local light illumination to the tumor activates the photosensitizing drug which is inactive unless exposed to a specific range of light. Ideally, the light is delivered at the specific wavelength that allows for maximum absorption by the photosensitizing drug, as well as optimal tissue penetration. The light activation initiates a cascade of energy transfer events in which the excited photosensitizer reacts with cellular oxygen to generate reactive oxygen species.

REM-001 therapy is a combination therapy, comprising three components: a laser light source, a light delivery device, and the drug REM-001 (collectively the "REM-001 Therapy"). In use, REM-001 is first administered by intravenous infusion and allowed to distribute within the body and be taken up by the tumors. Tumors are then illuminated with light using the light delivery device which is attached to the laser light source (the KINTARA 665 Laser System), so that the accumulated REM-001 can be activated for the desired clinical effect.

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

Based on previous data, we believe REM-001 Therapy provides promising safety and efficacy in CMBC patients and that, taken together, these results provide strong support for REM-001 Therapy as a potential therapy for this disease. Furthermore, we believe the approvable letter previously granted to Miravant Medical Technologies Inc. ("Miravant") with respect to its NDA for REM-001 in an aspect of Age-related Macular Degeneration ("AMD") may indicate that many of the elements required for approval have already been completed for REM-001.

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

We believe REM-001 Therapy also may hold promise as a treatment for cutaneous metastatic cancers other than CMBC, as well as locally-advanced basal cell cancer such as often occurs in patients with BCCNS and cutaneously recurrent basal cell cancer. On January 16, 2018, the FDA granted our request that SnET2 (the active pharmaceutical ingredient in REM-001) be designated as an orphan drug for treatment of BCCNS.

In addition, we believe REM-001 Therapy also holds promise for certain cardiovascular conditions, including de novo treatment of cardiovascular access sites in hemodialysis patients to ameliorate current high failure rates. We hold an orphan drug designation for SnET2 for the prevention of access graft failure in hemodialysis patients. We have been working to further develop this indication, including engaging with a key opinion leader in this area and submitting a National Institute of Health grant proposal for late-stage preclinical research that we believe could lead directly to an IND and clinical study. On July 17, 2020, we received notification that that grant had been awarded.

REM-001 Regulatory Filings

The IND for REM-001 Therapy, IND 39,940, was filed in June 1992 with the FDA’s Division of Oncology and Pulmonary Drug Products. On August 9, 2022, we announced that we had received a Study May Proceed letter from the FDA to begin our 15-patient study evaluating REM-001 PDT for the treatment of CMBC.

Clinical Development Plans

CMBC

Our plan is to conduct an initial open-label, 15-patient study in CMBC to confirm planned dose and optimized study design followed by a Phase 3 clinical study in CMBC. We have received a Study May Proceed letter from the FDA to begin our 15-patient study evaluating REM-001 PDT for the treatment of CMBC. At this time, we estimate the necessary pivotal study design will be a Phase 3 multi-center study that would enroll CMBC patients who have received prior radiation therapy and chemotherapy.

Our plan is to use new lasers that are functionally equivalent to the lasers used in previous studies. Our laser is a portable solid-state diode laser system that is intended for use in PDT as the source of photoactivation of Rostaporfin for the treatment of subjects with cutaneous cancer lesions. Our laser system consists of the Kintara 665 laser with a fiber-coupled illuminator. In the case of cutaneous treatment, such as with CMBC, the light delivery device consists of an optical fiber which has a modified end to allow it to deliver a uniform light treatment field to the tumor. We have had clinical light delivery devices built by a contract medical device manufacturer using the previous basic design and tested to the same performance specifications as used previously.

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

Based on our review of previous clinical data of CMBC studies, pain was the most common treatment-related adverse event experienced by patients in these studies. The second most common safety issue experienced with REM-001 was a transient photosensitivity, meaning extended exposure in bright light and direct sunlight should be avoided. Transient photosensitivity occurs with all photosensitizers to some degree. We believe this issue can be addressed by minimizing one’s exposure to bright light and sunlight for two to four weeks after treatment. In general, the potentially treatment-related adverse events observed in these CMBC studies were expected in nature (pain, edema, skin photosensitivity) and severity, and mostly resolved during the course of the studies.

REM-001 Therapy Target Markets

Our development plan for REM-001 Therapy is focused on the treatment of rare unmet needs in cancer, particularly those where the tumor can be accessed with a light delivery fiber device.

CMBC

While most internal cancers can metastasize to the skin, the internal cancer where this most commonly occurs is breast cancer. Radiotherapy is often used as an adjunctive therapy in breast cancer, in part to help prevent the development of local recurrences including CMBC. However, breast cancer survivors may still develop CMBC lesions, even over a decade after their original cancer treatment. In fact, physicians often watch for cutaneous (skin surface) metastases as a sign of breast cancer recurrence. A 2003 meta-analysis of approximately 20,000 cancer patients found that 24% of metastatic breast cancer patients included in the analysis had developed cutaneous metastases, which was the highest rate of skin metastases of any cancer type. Given that approximately 168,000 women in the U.S. suffer from metastatic breast cancer, we believe the prevalence of CMBC may approach 40,000 in the United States. In many cases of CMBC, surgical excision is not possible, so various standard cancer therapies, particularly radiotherapy or chemotherapy, are the first course of treatment. We believe these therapies are inadequate given the well-known dose limiting toxicities, limited efficacy, and/or side effects of each. We are not aware of any prospective clinical studies that have led to FDA approval of a therapy specifically for the treatment of CMBC and we do not expect any to be approved in the near future.

According to a market assessment from Charles River Associates (2018), there is an estimated market opportunity of approximately $500 million for the treatment of CMBC.

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

Basal Cell Carcinoma Nevus Syndrome

In addition to the clinical studies that Miravant conducted with REM-001 Therapy in CMBC, it also generated clinical data for patients with BCCNS who developed extensive basal cell carcinoma. BCCNS is a rare but serious condition that is often characterized by the formation of multiple and recurring cutaneous basal cell carcinoma lesions. According to Cancer.net, as of April 2020, approximately 1 in 40,000 individuals in the U.S. have an underlying genetic condition that causes BCCNS and approximately 90% of these have BCCNS and it has been recognized as an orphan indication by FDA. In a previous Phase 1/2 clinical study (CA001B), 14 patients with BCCNS were enrolled and treated with REM-001 Therapy using the same dosing conditions as were used in the CMBC studies. A total of 157 lesions were treated in these patients and showed a 91% overall response rate. This was composed of a 68% complete response rate (no remaining visible evidence of a lesion) and a 23% partial response rate (lesion was reduced in size by more than 50%). In addition, 7% of lesions had stable disease (any increase in lesion size was less than 25%). The various response rates are shown in the graph below and are similar to the results seen in CMBC patients as we would expect. Based on these results we requested, and were granted, an orphan drug designation for SnET2.

Until the FDA approval of the drugs Odomzo (2015) and Erivedge (2012) treatment options for these BCCNS patients were very limited. However, we believe that, based on their package inserts, Odomzo and Erivedge have dose limiting toxicity profiles which are broader in scope than the primarily transient adverse effects observed to-date with REM-001 Therapy. We believe that the potential toxicity limitations related to the existing therapies for BCCNS, plus the positive initial Phase 1/2 data generated in clinical studies with REM-001 Therapy, suggest that REM-001 Therapy could be a viable alternative in treating recurrent basal cell carcinoma in BCCNS patients.

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

Clinical Results in CMBC

While we have not conducted any clinical studies, we have undertaken an analysis of the Phase 1 and four Phase 2 and/or Phase 3 CMBC clinical studies done previously with REM-001 Therapy by Miravant. We have concluded that in these studies REM-001 Therapy provided higher tumor response rates than are generally seen with alternative CMBC treatments. However, this program was discontinued in 1998. Our review of clinical records further indicates that following this decision, Miravant continued to monitor patients in the CMBC studies and collected data as required by protocol, but they conducted no further treatment of CMBC patients with REM-001 Therapy. We believe that Miravant primarily chose to discontinue this program in order to focus its REM-001 development efforts on an aspect of “wet” AMD.

Phase 2/3 Studies

After completion of the Phase 1 dose finding study, four Phase 2/3 studies were conducted with REM-001 Therapy for the treatment of CMBC as summarized below. These studies all used the same dosimetry as described above and most of the patients had been previously treated with radiation therapy and chemotherapy. The light delivery devices used in these studies were the ML1-0400 or the functionally equivalent ML2-0400. The laser light source used in three of the studies was the Miravant DD2 laser and one study used the KTP model laser manufactured by LaserScope. Each study was conducted under the cancer IND using Good Clinical Practices with safety and efficacy data collected accordingly. In connection with our acquisition of the Miravant assets, ownership of that IND has been transferred to us.

The table below summarizes the CMBC Studies. Studies CA008, CA009 and CA019 required that the patients enrolled had received prior radiation therapy. Study CA013 did not have this specific inclusion requirement but our review of the data indicates that at least 50 of the 56 patients in CA013 had received prior radiation therapy. A second difference across the studies is that studies CA008, CA009 and CA019 had a 24-week follow-up period while study CA013 had a 52-week follow-up period. Also, in studies CA008 and CA009 two tumor lesions on each patient were randomly selected as controls and did not receive light activation. CA013 was conducted in Europe by a corporate partner of Miravant. Beyond these differences and those device differences noted above, we believe there were no other substantive differences between the studies and that all studies enrolled similar patients.

Table of Phase 2 and/or 3 CMBC Studies

(Note: SnET2 is now called REM-001)

Trial Title	Phase	Location	Total Patients	Total Patients Previously Treated with Radiotherapy	Included Randomly Selected Control Tumors
CA008: Open-Label Randomized No Treatment Concurrent Controlled Study of Single Dose Tin Ethyl Etiopurpurin (SnET2) Photodynamic Therapy (PDT) in Patients with Advanced Breast Cancer Who Have Failed Radiation Therapy for the Management of Cutaneous Metastatic Breast Carcinoma (24 Week Follow Up)	2/3	U.S.	32	32	Yes
CA009: Open-Label Randomized No Treatment Concurrent Controlled Study of Single Dose Tin Ethyl Etiopurpurin (SnET2) Photodynamic Therapy (PDT) in Patients with Advanced Breast Cancer Who Have Failed Radiation Therapy for the Management of Cutaneous Metastatic Breast Carcinoma (24 Week Follow Up)	2/3	U.S.	36	36	Yes
CA013: Multinational, Open-Label Study of Single Dose Tin Ethyl Etiopurpurin (SnET2) Photodynamic Therapy (PDT) in Patients with Advanced Breast Cancer for the Management of Cutaneous Metastases of Breast Carcinoma (52 Week Follow Up)	2	Europe	56	50	No
CA019: Open-Label Study of Single Dose Tin Ethyl Etiopurpurin (SnET2) Photodynamic Therapy (PDT) in Patients with Advanced Breast Cancer Who Have Failed Radiation Therapy for the Management of Cutaneous Metastatic Breast Carcinoma (24 Week Follow Up)	3	U.S.	25	25	No

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

No significant device failures were observed in either study. Secondary endpoints in CA008 and CA009 were patient disease burden, duration of response and patient pain assessment. Previous analysis indicated, for patients for which data was available, there was a treatment benefit in disease burden (p = 0.0017 for CA008, p = 0.0020 for CA009) and duration of response (p < 0.001 for CA008, not significant in CA009) when comparing treated and control lesions. In terms of pain, there was no significant change in pain in CA008 and a treatment related increase in pain at 4 Weeks post-treatment in CA009. Treatment related pain, particularly during the first month after treatment, was the most commonly reported adverse event and was often treated with analgesics.

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

The figure below shows the results of this initial preliminary analysis of the clinical data and depicts the percentage of evaluable lesions in each CMBC Study for which there was a complete response; i.e. where all visible clinical evidence of the tumor is gone after treatment with REM-001 Therapy.

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

For our now-completed clinical study that was conducted in China, the supply of VAL-083 was provided through our collaboration with Guangxi Wuzhou Pharmaceutical Company. To-date, they have not achieved the quality of GMP manufacturing systems necessary to meet FDA manufacturing standards.

To address the need to meet FDA standards, we have engaged third-party contract manufacturers with the capabilities to establish the processes, procedures and quality systems necessary to meet U.S., Canadian, E.U. and other international manufacturing requirements in accordance with Good Manufacturing Practice (“cGMP”) regulations. We have used drug supply from these third-parties for our ongoing GCAR study.

We have developed and patented certain intellectual property related to quality controls that are used in the release of VAL-083 for our clinical studies.

REM-001

The manufacturing process for the API in REM-001 was developed over a ten-year period and we believe is now well established and suitable for commercial scale production. This process was also included as part of Miravant’s prior NDA for the use of REM-001 to treat an aspect of AMD, which underwent an FDA review where an approvable letter was granted. The final REM-001 drug product is a lipid-based formulation and was previously produced at a commercial scale by a contract manufacturer for use in Miravant’s previous clinical studies and commercialization activities. We do not own or operate manufacturing facilities for the production of REM-001, nor the laser light source, or light delivery device for use with REM-001 Therapy. We are dependent on third-party suppliers and manufacturing organizations for both commercial and clinical study supplies of all of our raw materials, the REM-001 drug substance, drug product and the REM-001 Therapy, laser light source, and light delivery device.

We have engaged a contract manufacturer who has manufactured the starting material for our API, and then manufactured two API lots under GMP and has stability testing ongoing. We have also engaged a contract manufacturer who has manufactured a drug product lot under GMP for use in our planned 15-patient clinical study. With the feedback from the FDA that we could utilize the existing supply of laser systems or devices that were functionally equivalent, an in-depth assessment was made to determine which pathway would be appropriate. It has been determined that the existing lasers that were utilized in the previous clinical studies will not be used in the current clinical studies. We engaged a third-party contract medical device manufacturer who has built new lasers and light-delivery devices. We have also engaged an affiliate of this manufacturer to train the clinical staff in the use of the units, provide regulatory support for the devices, and maintain the devices while being used in the study. We believe there are readily available supplies of all raw materials needed for the manufacture of REM-001 and the related required light device components to satisfy future requirements.

Research and Development Collaborations

Guangxi Wuzhou Pharmaceutical Company

Pursuant to a memorandum of understanding and collaboration agreement, dated October 25, 2012, we have established a strategic collaboration with Guangxi Wuzhou Pharmaceutical Company, a subsidiary of publicly traded Guangxi Wuzhou Zhongheng Group Co., Ltd. (SHG: 600252) (the “Guangxi Agreement”). VAL-083 is approved for the treatment of chronic myelogenous leukemia (“CML”) and lung cancer in China and Guangxi Wuzhou Pharmaceutical Company is the only manufacturer licensed by the CFDA to produce the product for the China market. Through the Guangxi Agreement, we have been provided with drug product for our now-completed Phase 2 study in China as well as for certain completed clinical studies in the United States. In addition, we have secured certain commercial rights in China.

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

With respect to the Phase 3, or registration study, for GBM to be undertaken in China in order to ultimately commercialize VAL-083 in China, we are not under an obligation to participate in such a study. However, our participation in such a study in China, for the Chinese market, would be part of a larger negotiation process between us and Guangxi Wuzhou Pharmaceutical Company to determine how such a study would be conducted. We plan to execute a Phase 3 study and to seek approval for VAL-083 outside of China and we have no dependency, or obligations, to Guangxi Wuzhou Pharmaceutical Company with respect to studies we plan to conduct outside of China.

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

As of June 30, 2022, the amounts still to be paid or owed under that agreement are as follows:

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

VAL-083

We have filed patent applications claiming the use of, and improvements related to VAL-083. Our patent filings also include proposed treatment regimens, improvements to the manufacturing process, formulation and composition of the active pharmaceutical ingredient, and finished dosage forms of VAL-083. We are prosecuting and maintaining our patent applications in the United States and other jurisdictions which we deem important for the potential commercial success of VAL-083.

Our patents and patent applications for VAL-083 can be summarized in fourteen series as follows:

•
Series I is generally directed to synthesis of VAL-083.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 8,563,758	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol
United States Patent No. 8,921,585	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol
United States Patent No. 9,085,544	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol
United States Patent No. 9,630,938	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol
PCT Patent Application Serial No. PCT/US2011/048032	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol. Patents granted in various countries.	2031

•
Series II is generally directed to use of VAL-083 to treat a range of diseases and conditions, including but not limited to malignancies.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 9,066,918	Compositions And Methods To Improve The Therapeutic Benefit Of Suboptimally Administered Chemical Compounds Including Substituted Hexitols Such As Dianhydrogalactitol And Diacetyldianhydrogalactitol
United States Patent No. 9,901,563	Compositions And Methods To Improve The Therapeutic Benefit Of Suboptimally Administered Chemical Compounds Including Substituted Hexitols Such As Dianhydrogalactitol And Diacetyldianhydrogalactitol

•
Series III is generally directed to analytical methods for VAL-083.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 9,759,698	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol
United States Patent No. 10,145,824	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol
United States Patent No. 9,029,164	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol
PCT Patent Application Serial No. PCT/IB2013/000793	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol. Patents granted in various countries.	2033

Patent or Patent Application No.	Title	Expiry
PCT Patent Application Serial No. PCT/US2014/066087	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol	2034

•
Series IV is generally directed to the use of VAL-083 to treat GBM or medulloblastoma.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 11,234,955	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma
United States Patent No. 9,687,466	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma
United States Patent No. 10,201,521	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma
United States Patent Application Serial No. 17/583,141	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma
PCT Patent Application Serial No. PCT/US2013/022505	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma. National phase applications pending and granted in various countries.	2033

•
Series V is generally directed to the veterinary use of VAL-083.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 9,814,693	Veterinary Use Of Dianhydrogalactitol, Diacetyldianhydrogalactitol, And Dibromodulcitol To Treat Malignancies

•
Series VI is generally directed to the use of VAL-083 to treat tyrosine-kinase-inhibitor-resistant malignancies.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 17/177,665

Methods For Treating Tyrosine-Kinase-Inhibitor-Resistant Malignancies In Patients With Genetic Polymorphisms Or Ahi1 Dysregulations Or Mutations Employing Dianhydrogalactitol, Diacetyldianhydrogalactitol, Dibromodulcitol, Or Analogs Or Derivatives Thereof

PCT Patent Application Serial No. PCT/US2013/047320	Methods For Treating Tyrosine-Kinase-Inhibitor-Resistant Malignancies In Patients With Genetic Polymorphisms Or Ahi1 Dysregulations Or Mutations Employing Dianhydrogalactitol, Diacetyldianhydrogalactitol, Dibromodulcitol, Or Analogs Or Derivatives Thereof. National phase applications pending and granted in various countries.	2033

•
Series VII is generally directed to the use of VAL-083 to treat recurrent malignant glioma and progressive secondary brain tumor.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 11,026,914	Use Of Dianhydrogalactitol And Analogs And Derivatives Thereof To Treat Recurrent Malignant Glioma Or Progressive Secondary Brain Tumor
PCT Application Serial No. PCT/US2014/040461	Use Of Dianhydrogalactitol And Analogs And Derivatives Thereof To Treat Recurrent Malignant Glioma Or Progressive Secondary Brain Tumor. National phase applications pending and granted in various countries.	2034

•
Series VIII is generally directed to the use of VAL-083 to treat non-small-cell lung cancer.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 14/710,240	Use of Dianhydrogalactitol and Analogs or Derivatives Thereof in Combination With Platinum-Containing Antineoplastic Agents to Treat Non Small-Cell Carcinoma of the Lung and Brain Metastases
PCT Patent Application Serial No. PCT/US2015/024462	Use of Dianhydrogalactitol and Analogs or Derivatives Thereof to Treat Non-Small Cell Carcinoma of the Lung and Ovarian Cancer. National phase applications pending and granted in various countries.	2035

•
Series IX is generally directed to the use of VAL-083 and radiation to treat NSCLC and GBM.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 15/525,933	Dianhydrogalactitol Together with Radiation to Treat Non-Small-Cell Carcinoma of the Lung and Glioblastoma Multiforme.
PCT Patent Application Serial No. PCT/US2015/059814	Dianhydrogalactitol Together with Radiation to Treat Non-Small-Cell Carcinoma of the Lung and Glioblastoma Multiforme. National phase applications pending and granted in various countries.	2035

•
Series X is generally directed to the use of VAL-083 in NSCLC and ovarian cancer:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 15/759,104	Use of Dianhydrogalactitol And Derivatives Thereof in the Treatment of Glioblastoma, Lung Cancer and Ovarian Cancer.

•
Series XI is generally directed to the use of VAL-083 in the treatment of CNS malignancies:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 15/771,631	Use of Dianhydrogalactitol or Derivatives and Analogs Thereof for Treatment of Pediatric Central Nervous System Malignancies.

•
Series XII is generally directed to the analysis and resolution of VAL-083 preparations:

Patent or Patent Application No.	Title	Expiry
United States Patent No. 10,591,445	Methods for analysis and Resolution of Preparations of Dianhydrogalactitol and Derivatives and Analogs Thereof.
PCT Patent Application Serial No. PCT/US2016/063362	Methods for analysis and Resolution of Preparations of Dianhydrogalactitol and Derivatives and Analogs Thereof. National phase applications pending and granted in various countries.	2036

•
Series XIII is generally directed to combinations:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 16/609,721	Use of Dianhydrogalactitol and Analogs and Derivatives in Combination VEGF inhibitors to Treat Cancer

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 16/489,122	Use of Dianhydrogalactitol and Analogs and Derivatives in Combination with a P53 Modulator or a PARP Inhibitor
PCT Patent Application Serial No. PCT/US2018/020314	Use of Dianhydrogalactitol and Analogs and Derivatives in Combination with a P53 Modulator or a PARP Inhibitor. National phase applications pending.	2038

•
Series XIV is generally directed to the use of VAL-083 in the treatment of diffuse intrinsic pontine glioma:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 16/768,827	Use of Dianhydrogalactitol or Derivatives and Analogs Thereof to Treat Diffuse Intrinsic Pontine Glioma.

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

VAL-083 has been granted protection under the Orphan Drug Act by the FDA and the European Medicines Agency ("EMA") for the treatment of gliomas, including GBM. The FDA has also granted Orphan Drug protection to VAL-083 for the treatment of medulloblastoma and ovarian cancer.

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

REM-001

Our product pipeline for REM-001 is based on technology that was originally developed by Miravant. We acquired this technology, which includes scientific and regulatory data and product know-how, through an asset purchase agreement. We rely on trade secret protection for our confidential and proprietary information related to REM-001 and have filed patent applications to protect our intellectual property.

Our patent applications for REM-001 can be summarized as follows:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 17/614,132	Methods for the production of Nickel (II) Etioporphyrin-I.
PCT Patent Application Serial No. PCT/US2021/053362	Methods for the production of Nickel (II) Etioporphyrin-I.	2041

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 17/546,715	Methods for treating cutaneous metastatic cancers.
PCT Patent Application Serial No. PCT/US2021/062603	Methods for treating cutaneous metastatic cancers.	2041

We own proprietary regulatory data for REM-001 which includes two INDs for use of REM-001 in oncology and ophthalmology, and one NDA for use of REM-001 to treat age-related macular degeneration ("AMD"). The FDA granted our request that tin ethyl etiopurpurin (the active pharmaceutical ingredient in REM-001) be designated as an orphan drug for treatment of basal cell carcinoma nevus syndrome ("BCCNS"). We also hold an orphan drug designation that was initially awarded to Miravant for tin ethyl etiopurpurin for the prevention of access graft disease in hemodialysis patients.

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

Authorities may require additional data before allowing the studies to commence and could demand that the studies be discontinued at any time if there are significant safety issues. In addition to the regulatory review, studies involving human subjects must be approved by an independent body. The exact composition and responsibilities of this body will differ from country to country. In the U.S., for example, each study will be conducted under the auspices of an independent institutional review board ("IRB") at each institution at which the study is conducted. The IRB considers among other things, the design of the study, ethical factors, the privacy of protected health information as defined under the Health Insurance Portability and Accountability Act, the safety of the human subjects and the possible liability risk for the institution. Equivalent rules to protect subjects’ rights and welfare apply in each member state of the E.U. where one or more independent ethics committees, which typically operate similarly to an IRB, will review the ethics of conducting the proposed research. Other regulatory authorities around the rest of the world have slightly differing requirements involving both the execution of clinical studies and the import/export of pharmaceutical products. It is our responsibility to ensure we conduct our business in accordance with the regulations of each relevant territory.

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

The U.S., E.U. and other jurisdictions may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which, in the U.S., is generally a disease or condition that affects no more than 200,000 individuals. In the E.U., orphan drug designation can be granted if: the disease is life threatening or chronically debilitating and affects no more than 50 in 100,000 persons in the E.U.; without incentive, it is unlikely that the drug would generate sufficient return to justify the necessary investment; and no satisfactory method of treatment for the condition exists or, if it does, the new drug will provide a significant benefit to those affected by the condition. If a product that has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for a period of seven years in the U.S. and 10 years in the E.U. Orphan drug designation does not prevent competitors from developing or marketing different drugs for the same indication or the same drug for different indications. Orphan drug designation must be requested before submitting an NDA or MAA. After orphan drug designation is granted, the identity of the therapeutic agent and its potential orphan use are publicly disclosed. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. However, this designation provides an exemption from marketing and authorization fees charged to NDA sponsors under the Prescription Drug Act.

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

We are currently participating in the GCAR GBM AGILE Study to facilitate the advancement of VAL-083's clinical development. In addition to us, there are four product candidates being studied: Bayer Pharmaceuticals (Regorafenib), Kazia Therapeutics (Paxalisib), Biohaven Pharmaceutical Holding Company (troriluzole) and Vigeo Therapeutics (VT1021). All of these companies are seeking approval in GBM.

Several companies are marketing and developing oncology immunotherapy products. Companies with approved marketed oncology products for GBM are Merck (Temodar ®) and Genentech (Avastin ®). Companies with oncology immunotherapy product candidates in clinical development for GBM include, but are not limited to, Northwest Biotherapeutics (DCVax-L), Celldex Therapeutics (Rindopepimut (CDX-110) and ImmunoCellular Therapeutics (ICT-107).

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

Corporate History

We are a Nevada corporation formed on June 24, 2009, under the name Berry Only Inc. On January 25, 2013, we entered into and closed an exchange agreement (the “Exchange Agreement”), with Del Mar (BC), Callco, Exchangeco and the security holders of Del Mar (BC). Upon completion of the Exchange Agreement, Del Mar (BC) became a wholly-owned subsidiary of ours (the “Reverse Acquisition”).

On August 19, 2020, we merged with Adgero and changed our name from DelMar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. We are the parent company to the following entities:

•
Del Mar (BC), a British Columbia, Canada corporation incorporated on April 6, 2010, which is a clinical stage company with a focus on the development of drugs for the treatment of cancer;
•
Adgero, a Delaware corporation incorporated on October 26, 2015, which is a clinical-stage company with a focus on the development of photodynamic therapy for the treatment of rare, unmet medical needs, specifically orphan cancer indications;
•
Adgero Bio, a Delaware corporation incorporated on November 16, 2007; and
•
Callco and Exchangeco are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the Reverse Acquisition.

Research and Development

During the years ended June 30, 2022, and 2021, we recognized $15.2 million and $11.8 million, respectively, in research and development expenses.

Employees

We have three full-time employees and retain the services of approximately 20 persons on an independent contractor/consultant and contract-employment basis. As such, we currently operate in a “virtual” corporate structure in order to minimize fixed personnel costs.

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
•
We will rely on third-party manufacturers to produce our products. If we experience problems with any of these suppliers, the manufacturing of our product candidates or products could be delayed.
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

As discussed in Note 1 to the consolidated financial statements for the year ended June 30, 2022, our consolidated financial statements for the year ended June 30, 2022, include an explanatory paragraph that such financial statements were prepared assuming that we will continue as a going concern. A going concern basis assumes that we will continue our operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

We are in the clinical stage and have not generated any revenues to-date. For the year ended June 30, 2022, we reported a loss of approximately $22.7 million and a negative cash flow from operations of approximately $20.4 million. We had an accumulated deficit of approximately $136.4 million and had cash and cash equivalents of approximately $11.8 million as of June 30, 2022. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. In the near future, we will require additional funding to maintain our clinical studies, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of the consolidated financial statements.

Despite the completion of two registered direct financings during the year ended June 30, 2022 for aggregate net proceeds of approximately $21.6 million, we will need additional financing to complete all of our planned operations. Consequently, management is pursuing various financing alternatives to fund our operations so we can continue as a going concern. On August 2, 2022 we entered into a stock purchase agreement with Lincoln Park (the "Purchase Agreement"), pursuant to which Lincoln Park has committed to purchase up to $20.0 million of our shares of common stock, subject to certain limitations. However, due to the uncertainty of the timing and amount of cash available under the Purchase Agreement, the Purchase Agreement does not alleviate our going concern. In addition, the coronavirus (“COVID-19”) pandemic has created significant economic uncertainty and volatility in the credit and capital markets. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements but the ultimate impact of the COVID-19 pandemic on our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and any new information which may emerge concerning the severity of the COVID-19 pandemic. We may not be able to raise sufficient additional capital and may tailor our drug candidates development programs based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

The financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Such adjustments could be material.

We are a clinical stage company, have a history of operating losses, and expect to incur significant additional operating losses.

We are a clinical stage company with a history of operating losses. For the fiscal years ended June 30, 2022 and 2021, we had net losses of approximately $22.7 million and $38.3 million, respectively and an accumulated deficit of approximately $136.4 million at June 30, 2022. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in similar stages of operations. We expect to incur substantial additional net expenses and losses over the next several years as our research, development, clinical studies, and commercial activities increase.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and/or license and development agreements with collaboration partners. As of June 30, 2022, we had cash and cash equivalents of approximately $11.8 million. We expect the cash available at June 30, 2022, and the potential cash received from the sale of shares under our Purchase Agreement with Lincoln Park, to fund our planned operations for less than one year from the date of filing this report on Form 10-K. We will need to raise additional capital to fund our planned operations. While we have a Purchase Agreement with Lincoln Park, potential funds available under that agreement are not certain as to amount or timing and as a result, we do not have any committed external source of funds.

To the extent that we raise additional capital through sales of our common stock under our Lincoln Park agreement or through the sale of other equity or convertible debt securities, then-existing stockholders’ interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect their rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations.

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

Regarding the VAL-083 study arm of the GBM AGILE Study that is currently being conducted at multiple sites in the United States, Canada, and Europe, we have not experienced any significant impacts on patient enrollment or treatment. With respect to the REM-001 drug supply, we are currently experiencing some delays in contract manufacturing schedules and supplies which we attribute to COVID-19. The current delays could have an impact on our REM-001 program timeline.

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

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect ongoing business and the value of our common stock.

While our common stock is expected to continue listing on The Nasdaq Capital Market LLC, there is no guarantee as to how long such listing will be maintained.

Our common stock is listed for trading on The Nasdaq Capital Market LLC. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company’s common stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice, advising that such company has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available, provided (i) it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, including stockholder equity requirements, which we may be unable to satisfy (except for the bid price requirement), and (ii) it provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the company does not regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, and if it appears to the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Nasdaq Staff”) that the company will not be able to cure the deficiency, or if the company is not otherwise eligible, the Nasdaq Staff will provide the company with written notification that its securities are subject to delisting from Nasdaq. At that time, the company may appeal the delisting determination to a Hearings Panel.

On December 3, 2021, we received a letter from the Nasdaq Staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a grace period of 180 days, or until June 1, 2022, to regain compliance with the Minimum Bid Price Requirement.

On May 17, 2022, we submitted a request to Nasdaq for an additional 180-day extension to regain compliance with the Minimum Bid Price Requirement. On June 2, 2022, we received a letter from Nasdaq advising that we had been granted a 180-day extension to November 28, 2022, to regain compliance with the Minimum Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A).

We will continue to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including but not limited to, implementing a reverse stock split of our outstanding securities, to regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance within the allotted compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement during this 180-day extension.

If we fail to meet any of the other continued listing requirements, including stockholder equity requirements, our securities may be delisted from The Nasdaq Capital Market LLC and trade on the OTC Markets Group Inc. or other small trading markets, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which it offers securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

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

In September 2018, California enacted SB 826, requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by December 31, 2019, public company boards must have a minimum of one female director; by December 31, 2021, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors. On May 13, 2022, the Los Angeles Superior Court declared SB 826 unconstitutional and, although the California Secretary of State has directed counsel to file an appeal of the decision, the State of California is currently precluded from enforcing SB 826.

Additionally, on September 30, 2020, California enacted AB 979, requiring public companies with principal executive offices in California to each have at least one director from an underrepresented community based on ethnicity and sexual orientation by December 31, 2021. By December 31, 2022, each of these companies will be required to have at least two directors from such underrepresented communities if such company has more than four but fewer than nine directors, or at least three directors from underrepresented communities if the company has nine or more directors. On April 1, 2022, the Los Angeles Superior Court declared AB 979 unconstitutional and, although the California Secretary of State has filed a notice of appeal in the case, the State of California is currently precluded from enforcing AB 979.

If the State of California successfully appeals the court decisions regarding SB 826 or AB 979, we cannot assure that we can recruit, attract and/or retain qualified members of the board and continue to meet gender and diversity quotas as required by California law (provided that such laws are not repealed before the compliance deadlines), which may cause certain investors to divert their holdings in our securities and expose us to financial penalties and/or reputational harm.

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

Pursuant to the terms of our Series B Preferred Stock that has now been fully converted to common stock, the Valent Technologies, LLC (“Valent”) Patent Assignment Agreement, and the St. Cloud Agreement we may be required to pay royalties.

Pursuant to the terms of the Valent Patent Assignment Agreement, as amended, and our Series B Preferred Stock Certificate of Designation and the related Series B Preferred Royalty Agreement, we will be required to pay royalties if we receive revenue from product sales or from the partnering of VAL-083. If we obtain FDA, EMA, or other regulatory approvals of VAL-083, and/or if we generate sales of VAL-083, or we receive any proceeds from the licensing or other disposition of VAL-083, we are required to pay to the former holders of our Series B Preferred Stock, a single-digit royalty. In addition, we are required to pay a future royalty on all revenues derived from the development and commercialization of VAL-083 to Valent. The royalty payment rights will expire when the patents covering the applicable product expire.

Also, under our St. Cloud agreement, we must pay to St. Cloud and Steven Rychnovsky, PhD, in the aggregate, a royalty fee of six percent (6%) of net sales during the royalty term on a country-by-country and product-by-product basis with St. Cloud receiving a royalty rate of four and eight tenths percent (4.8%) and Steven Rychnovsky, PhD, receiving a royalty of one and two tenths percent (1.2%). The royalty term for a product commences on the first commercial sale of the product, such as REM-001 Therapy, in any country, and the royalty fee must be paid within 30 days of each calendar quarter during which revenue is collected. The royalty term terminates on the later of (i) the invalidation, revocation, lapse or expiration of the last to expire valid claim on any patent acquired in the St. Cloud Agreement that would be infringed by the sale of the product in the country where the commercial sale takes place or (ii) the expiration of the period for which we hold exclusive marketing rights of the product in the country, if we are granted those rights under the St. Cloud Agreement.

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

Prior to seeking such accelerated approval, we will seek feedback from the FDA and will otherwise evaluate our ability to seek and receive such accelerated approval. There can also be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA, for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (e.g., breakthrough therapy designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other non-U.S. authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for any of our product candidates that we decide to seek accelerated approval for would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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
•
regulators or IRBs may not authorize us or our investigators to commence a clinical study or conduct a clinical study at a prospective study site;
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

In seeking regulatory approval for REM-001, we intend to rely at least in part upon data gathered by Miravant in its initial Phase 1 studies and in four later Phase 2/3 clinical studies that were conducted approximately 20 years ago. Based on our initial interactions with the FDA, we believe the agency will accept these results as supportive data but we cannot ultimately be certain that the FDA will accept data that old to support our new drug applications. Also based on our initial interactions with the FDA, we believe our plans for manufacturing investigational test materials will lead to investigational test materials that FDA will recognize as being sufficiently comparable to Miravant’s materials and also suitable for further investigational studies but FDA may later raise questions about the similarity of Miravant’s investigational testing material versus its manufactured investigational testing material, or may raise questions about the processes and methods under which this old data was collected or may raise additional concerns regarding the elapsed time period. If the FDA does not accept this data, we will have to incur significant costs which may require additional capital to redo some or all of the Miravant studies or supplement these studies with additional studies.

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

The time required to obtain regulatory approval varies between countries. The FDA is required to facilitate the development and expedite the review of drugs and biologics that are intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for the condition. Filling an unmet medical need is defined as providing a therapy where none exists or providing a therapy that may be potentially better than available therapy. Under the fast track program, the sponsor of a new drug or biologic candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for FTD within 60 days after receipt of the sponsor’s request. In the U.S., for products without “Fast Track” status, it can take over eighteen (18) months after submission of an application for product approval to receive the FDA’s decision. Even with FTD, FDA review and decision can take over twelve (12) months.

In December 2017, the FDA granted FTD for VAL-083 in patients with recurrent GBM and in June 2022, the FDA granted FTD for VAL-083 for the treatment of patients with newly-diagnosed unmethylated GBM.

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

We currently have three full-time employees, and retain the services of approximately 20 persons on an independent contractor/consultant and contract-employment basis. Our ability to manage growth effectively will require us to continue to implement and improve our management systems and to recruit and train new employees. Although we have done so in the past and expect to do so in the future, there can be no assurance that we will be able to successfully attract and retain skilled and experienced personnel.

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

Our functional and reporting currency is the United States dollar. We maintain bank accounts in United States and Canadian dollars. A portion of our expenditures are in foreign currencies, most notably in Canadian dollars and Euros, and therefore we are subject to foreign currency fluctuations, which may, from time to time, impact our financial position and results. We may enter into hedging arrangements under specific circumstances, typically through the use of forward or futures currency contracts, to minimize the impact of increases in the value of the Canadian dollar. In order to minimize our exposure to foreign exchange fluctuations we may hold sufficient Canadian dollars to cover our expected Canadian dollar expenditures.

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

We have engaged a single manufacturer to produce VAL-083 GMP active pharmaceutical ingredient and a single manufacturer to produce VAL-083 drug product for our clinical studies. In addition, we previously have relied on our manufacturing partner, Guangxi Wuzhou Pharmaceutical Company, for the manufacture of clinical supply of VAL-083 for our preclinical studies as well as our now-completed Phase 2 clinical study conducted in China. If our manufacturer’s facilities were damaged or destroyed, or otherwise subject to disruption, it would require substantial lead-time to replace our clinical supply. In such event, we would be forced to rely entirely on other third-party contract manufacturers for an indefinite period of time. We do not currently have established relationships with any back-up manufacturers. At this time no drug product has been manufactured by a third-party back-up manufacturer. Any disruptions or delays by our third-party manufacturers or Guangxi Wuzhou Pharmaceutical Company or their failure to meet regulatory compliance could impair our ability to develop VAL-083, which would adversely affect our business and results of operations.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 5,000,000 shares of our preferred stock (of which 278,530 shares have been designated Series A Preferred Stock and are issued and outstanding as of June 30, 2022 and 1,000,000 shares have been designated as Series B Preferred Stock of which none are issued and outstanding as of June 30, 2022) without further stockholder approval. In addition, 28,400 have been designated as Series C (22,000 as Series C-1, 2,700 as Series C-2, and 3,700 as Series C-3) of which 16,838 are issued and outstanding as of June 30, 2022. As a result, our board of directors could authorize the issuance of additional series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock, or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

Issuance of our common stock upon exercise of warrants or options, or conversion of the Series C Preferred Stock may depress the price of our common stock.

As of September 26, 2022, we had 80,807 shares of common stock issued and outstanding, outstanding warrants to purchase 35,704 shares of common stock, warrants to purchase 2.4 shares of our Series C Preferred Stock that upon exercise are convertible into 2,100 shares of common stock, outstanding stock options to purchase 12,291 shares of common stock, 17 outstanding shares of Series C Preferred Stock that are convertible into 14,497 shares of common stock. All common stock warrants and stock options are convertible, or exercisable into, one share of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $1.16 per share (Series C-1), $1.214 per share (Series C-2) or $1.15 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

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

Item 2. Properties.

Our corporate headquarters are currently located at 9920 Pacific Heights Blvd, Suite 150, San Diego CA, 92121. The current rent at that location under a one-year renewable lease is $2.4 thousand per year. We also rent our administrative offices located at Suite 720-999 West Broadway, Vancouver, British Columbia, Canada on a month-to-month basis at a rate of $3.4 thousand (CA$4.4 thousand) per month. During the year ended June 30, 2022, we recorded a total of $41.4 thousand as rent expense (2021 - $40 thousand).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since August 20, 2020, our common stock has been listed on The Nasdaq Capital Market LLC under the symbol “KTRA”. From July 12, 2016, until August 19, 2020, our common stock was listed on The Nasdaq Capital Market LLC under the symbol “DMPI”. Previously, our common stock was quoted on the OTC.QX, and prior to that, on the OTCQB.

As of September 26, 2022, there were approximately 801 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

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

You should review the factors and risks we describe under “Risk Factors” in this report on Form 10-K for the year ended June 30, 2022 and in our other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

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

Regarding the VAL-083 study arm of the GBM AGILE Study that is currently being conducted at multiple sites in the United States, Canada and Europe, we have not experienced any significant impacts on patient enrollment or treatment. With respect to the REM-001 drug supply, we are currently experiencing some delays in contract manufacturing schedules and supplies which we attribute to COVID-19. The current delays could have an impact on our REM-001 program timeline.

Including aggregate net proceeds of approximately $21.6 million received from two registered direct financings that closed on September 28, 2021 and April 14, 2022, respectively, as well as the potential proceeds available under our Purchase Agreement with Lincoln Park, we estimate that we have cash available to fund planned operations for less than one year from the date of issuance of our June 30, 2022 consolidated financial statements. The COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. The ultimate impact of the COVID-19 pandemic on our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and new information which may emerge concerning the severity of the COVID-19 pandemic. We may not be able to raise sufficient additional capital and may tailor our drug candidate development programs based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

Corporate History

We are a Nevada corporation formed on June 24, 2009, under the name Berry Only, Inc. On January 25, 2013, we entered into and closed the Exchange Agreement with Del Mar (BC), Callco, Exchangeco and the security holders of Del Mar (BC). Upon completion of the Exchange Agreement, Del Mar (BC) became our wholly-owned subsidiary which we refer to as the Reverse Acquisition.

On June 10, 2020, we entered into the Merger Agreement by and among Merger Sub and Adgero. On August 19, 2020, upon the terms, and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Adgero, the separate corporate existence of Merger Sub ceased, and Adgero continued its existence under Delaware law as the surviving corporation in the

Merger and became our direct, wholly-owned subsidiary. As a result of the Merger, each issued and outstanding share of Adgero common stock (other than treasury shares held by Adgero), was converted automatically into the right to receive 1.5740 shares, or the Exchange Ratio, of our common stock, and cash in lieu of any fractional shares. Also, each outstanding warrant to purchase Adgero Common Stock was converted into a warrant exercisable for that number of shares of our common stock equal to the product of (x) the aggregate number of shares of Adgero Common Stock for which such warrant was exercisable and (y) the Exchange Ratio.

Following the completion of the Merger, we changed our name from DelMar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. In conjunction with the closing of the Merger, and through a series of three private placement closings, we issued a total of 25,028 shares of Series C Preferred Stock at a purchase price of $1,000 per share for total aggregate gross proceeds of $25 million, or net proceeds of approximately $21.6 million.

The Series C Stock was issued in three series at conversion prices equal to $1.16, $1.214 and $1.15, respectively. As a result, we issued a total of 25,028 shares of Series C Stock, which are convertible into an aggregate 21,516,484 shares of common stock. As part of the private placement, we issued Placement Agent Warrants to purchase 2,504 shares of Series C Stock to the placement agent. The Placement Agent Warrants have an exercise price of $1,000 per share, provide for a cashless exercise feature and are exercisable for a period of four years from the date of the initial closing of the private placement. The Series C Stock and the shares of Series C Stock issuable upon exercise of the Placement Agent Warrants will be entitled to receive dividends, payable in shares of our common stock, at a rate of 10%, 15%, 20%, and 25%, of the number of shares of common stock issuable upon conversion of the Series C Stock, on the 12th, 24th, 36th and 48th month anniversary of the initial closing of the private placement, which occurred on August 19, 2020, provided that the holder of such shares has not converted the shares of Series C Stock prior to the applicable dividend rate.

Outstanding Securities

As of September 26, 2022, we had 80,807 shares of common stock issued and outstanding, outstanding warrants to purchase 35,704 shares of common stock, warrants to purchase 2.4 shares of our Series C Preferred Stock that upon exercise are convertible into 2,100 shares of common stock, outstanding stock options to purchase 12,291 shares of common stock, 17 outstanding shares of Series C Preferred Stock that are convertible into 14,497 shares of common stock. All common stock warrants and stock options are convertible, or exercisable into, one share of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $1.16 per share (Series C-1), $1.214 per share (Series C-2) or $1.15 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

On June 21, 2022, we amended our articles of incorporation, as amended, to increase the number of authorized shares of common stock from 175,000,000 to 275,000,000 shares.

Related Parties

We acquired our initial patents and technology rights from Valent, an entity owned by Dr. Dennis Brown, our Chief Scientific Officer. As a result, Valent is a related party.

Selected Annual Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at June 30, 2022 and June 30, 2021 is the US$ and our financial data is expressed in thousands, except par value and per share amounts unless otherwise noted. The following tables represent selected financial information for us for the periods presented.

Selected Balance Sheet data (in thousands)

	June 30, 2022	June 30, 2021
	$	$
Cash and cash equivalents	11,780	10,537
Working capital	9,268	9,013
Total assets	15,948	13,543
Total stockholders’ equity	11,795	10,581

Selected Statement of Operations data (in thousands, except per share data)

For the years ended

	June 30, 2022	June 30, 2021
Expenses
Research and development	$15,173	$11,815
General and administrative	7,509	9,757
Merger costs	—	500
In-process research and development	—	16,094
	(22,682)	(38,166)
Other income (loss)
Foreign exchange	7	(12)
Amortization of deferred loan costs	—	(94)
Interest - net	14	(26)
	21	(132)
Net loss for the year	(22,661)	(38,298)
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	—	(3,181)
Series A Preferred cash dividend	(8)	(8)
Series B Preferred stock dividend	—	(17)
Series C Preferred stock dividend	(2,462)	—
Net loss for the year attributable to common stockholders	$(25,131)	$(41,504)
Basic and fully diluted weighted average number of shares	48,702	25,886
Basic and fully diluted loss per share	$(0.52)	$(1.60)

Expenses net of non-cash, share-based compensation expense - non-GAAP

The following table discloses research and development, and general and administrative expenses net of non-cash, share-based compensation payment expense. The disclosure has been provided to reconcile the total operational expenses on a U.S. GAAP basis and the non-GAAP operational expenses net of non-cash, share-based compensation in order to provide an estimate of cash used in research and development, and general and administrative expense. Management uses this estimate of expenses net of non-cash, share-based compensation for forecasting and budget purposes to determine the allocation of resources and to plan for future financing opportunities.

For the years ended (in thousands)

	June 30, 2022 $	June 30, 2021 $
Research and development - GAAP	15,173	11,815
Less: non-cash share-based compensation expense	(601)	(1,478)
Research and development net of non-cash share-based, compensation expense- Non-GAAP	14,572	10,337

General and administrative - GAAP	7,509	9,757
Less: non-cash share-based compensation expense	(1,682)	(4,367)
General and administrative net of non-cash share-based, compensation expense – Non-GAAP	5,827	5,390

Comparison of the years ended June 30, 2022 and June 30, 2021

	Years ended
	June 30, 2022 $	June 30, 2021 $	Change $	Change %
	(in thousands)
Expenses
Research and development	15,173	11,815	3,358	28
General and administrative	7,509	9,757	(2,248)	(23)
Merger costs	—	500	(500)	(100)
In-process research and development	—	16,094	(16,094)	(100)
	(22,682)	(38,166)	15,484
Other income (loss)
Foreign exchange	7	(12)	19	(158)
Amortization of deferred loan costs	—	(94)	94	(100)
Interest, net	14	(26)	40	(154)
	21	(132)	153
Net loss	(22,661)	(38,298)	15,637

Research and Development

Research and development expenses increased to $15,173 for the year ended June 30, 2022, from $11,815 for the year ended June 30, 2021. The increase was largely attributable to higher clinical development costs partially offset by lower non-cash, share-based compensation incurred during the year ended June 30, 2022, compared to the year ended June 30, 2021, due primarily to the recognition of compensation expense for stock options granted in September 2020.

Clinical development costs have increased in the current year compared to the prior year largely due to expenses related to the GCAR GBM AGILE Study. Patient recruitment for this study commenced in January 2021 and ongoing study costs, including clinical site activation and patient enrollment, were incurred during the full year ended June 30, 2022 but were incurred for only a portion of the year ended June 30, 2021. In addition, during the current year we incurred compound manufacturing costs and initial study preparation costs relating to our REM-001, 15-patient clinical study which is planned to commence patient enrollment around the end of the third quarter of calendar 2022.

General and Administrative

General and administrative expenses were $7,509 for the year ended June 30, 2022, compared to $9,757 for the year ended June 30, 2021. We incurred lower non-cash, share-based compensation expenses in the current year compared to the prior year due to the recognition of compensation expense in the year ended June 30, 2021, for stock options granted in September 2020. In addition, professional fees were lower in the year ended June 30, 2022, compared to the year ended June 30, 2021.

Partially offsetting the lower non-cash, share-based compensation expenses and professional fees for the year ended June 30, 2022, were higher personnel, and office and sundry costs. Personnel costs increased due to the recognition of employee severance costs during the current year while office and sundry has increased due to higher insurance costs.

Merger Costs

We incurred costs related to the Adgero Merger of $500 for the year ended June 30, 2021, and none in the year ended June 30, 2022. All of these costs have been expensed.

Acquired In-Process Research and Development Expense

We acquired in-process research and development assets in connection with the Adgero Merger. As the acquired in-process research and development assets were deemed to have no current or alternative future use, an expense of $16,094 was recognized in the consolidated statements of operations for the year ended June 30, 2021.

Preferred Stock Dividends

During the year ended June 30, 2022, we issued 1,698 (2021 – nil) shares of common stock as a stock dividend on the Series C Preferred stock and recognized $2,462 (2021 - nil) as a direct increase in accumulated deficit.

For each of the years ended June 30, 2022, and 2021, we recorded $8 related to the dividend payable to Valent on the Series A Preferred Stock. The dividend has been recorded as a direct increase in accumulated deficit for both years.

During the year ended June 30, 2022, we issued nil (2021 – 11) shares of common stock as a dividend on the Series B Preferred stock and recognized nil (2021 - $17) as a direct increase in accumulated deficit.

Liquidity and Capital Resources

Comparison of the years ended June 30, 2022 and June 30, 2021

	June 30, 2022 $	June 30, 2021 $	Change $	Change %
Cash flows from operating activities	(20,392)	(18,860)	(1,532)	8
Cash flows from investing activities	—	964	(964)	(100)
Cash flows from financing activities	21,635	26,041	(4,406)	(17)

Operating Activities

Net cash used in operating activities increased to $20,392 for the year ended June 30, 2022, from $18,860 for the year ended June 30, 2021. During the year ended June 30, 2022, and 2021, we reported net losses of $22,661 and $38,298, respectively. While the loss in the prior year was larger than the current year, the prior year included a non-cash amount of $16,094 relating to the recognition of acquired in-process research and development expense related to the Adgero Merger. Additional changes in adjustments to reconcile net loss to net cash used in operating activities for the year ended June 30, 2022, included stock option expense of $2,248 being recognized during the current year compared to $5,276 in the prior year. The most significant changes in working capital for the year ended June 30, 2022, were related to an increase in accounts payable and accrued liabilities of $1,007 and from an increase in prepaid expenses, deposits and other of $722. The most significant change in working capital for the year ended June 30, 2021, was from a use of cash due to an increase in prepaid expenses and deposits related primarily to a $2,600 payment to GCAR for study initiation and patient recruitment.

Investing Activities

There were no investing activities during the year ended June 30, 2022. During the year ended June 30, 2021, we acquired $969 in cash as part of the Adgero Merger that closed on August 19, 2020.

Financing Activities

During the year ended June 30, 2022, we received $21,569 in aggregate net proceeds from the completion of two registered direct financings that closed on September 28, 2021, and April 14, 2022, respectively. We also received $74 from the cash exercise of stock purchase warrants.

During the year ended June 30, 2021, we received $21,598 in net proceeds from the completion of a private placement of Series C Preferred stock. We also received $4,404 and $77 from the respective cash exercise of common stock purchase warrants and stock options. In addition, during the year ended June 30, 2021, we received proceeds from the NBTS Loan of $500 which we repaid during the prior year.

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

For the year ended June 30, 2022, we reported a loss of $22,661 and a negative cash flow from operations of $20,392. We had an accumulated deficit of $136,356 and had cash and cash equivalents of $11,780 as of June 30, 2022. We are in the clinical stage and have not generated any revenues to-date. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. On September 28, 2021, and April 14, 2022, respectively, we completed registered direct financings for aggregate net proceeds of approximately $21.6 million and on August 2, 2022, we entered into the Purchase Agreement with Lincoln Park, which subject to certain limitations, may allow us to sell shares our common stock for a total of up to $20 million in gross proceeds. Subsequent to June 30, 2022, we have sold 11,470 shares of common stock for total gross proceeds of approximately $1,976 under this facility. However, potential proceeds under the Purchase Agreement are uncertain as to timing and amount. Even with the proceeds from the two registered direct financings and the existence of the Purchase

Agreement, we will require additional funding to maintain our clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of our consolidated financial statements.

Consequently, management is pursuing various financing alternatives to fund our operations so we can continue as a going concern. However, the COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. Management plans to secure the necessary financing through potential proceeds from our Purchase Agreement with Lincoln Park and the issue of new equity and/or the entering into of strategic partnership arrangements. However, the ultimate impact of the COVID-19 pandemic on our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and any new information which may emerge concerning the severity of the COVID-19 pandemic. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Critical Accounting Policies and Estimates

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2022, contained elsewhere in this Form 10-K. While all of the significant accounting policies are important to our consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

•
Fair value of financial instruments
•
Accruals for research and development expenses and clinical trials

Fair value of financial instruments

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. Prior to our adoption of Accounting Standards Update 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period. For the years ended June 30, 2022, and 2021, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For the years ended June 30, 2022, and 2021, we utilized the plain vanilla method to determine the expected life of stock options. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

We have issued warrants for services provided by non-employees. The warrants issued for services have been valued at the fair value of the warrants issued. For the years ended June 30, 2022, and 2021, the determination of grant-date fair value for warrants issued for services was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, interest rates, dividend yields, and the term of the warrant. We have also issued shares for services to non-employees which have been valued using the share price of our common stock.

Accruals for research and development expenses and clinical trials

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For years ended June 30, 2022, and 2021, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Kintara Therapeutics, Inc.

Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

(expressed in US dollars unless otherwise noted)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kintara Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kintara Therapeutics, Inc. (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

San Francisco, CA
September 27, 2022

Kintara Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

		June 30, 2022	June 30, 2021
	Note	$	$

Assets
Current assets
Cash and cash equivalents		11,780	10,537
Prepaid expenses, deposits and other		1,478	756
Clinical trial deposit	4	—	500
Total current assets		13,258	11,793
Clinical trial deposit	4	2,600	1,600
Property, equipment and intangibles, net	5	90	150
Total assets		15,948	13,543
Liabilities
Current liabilities
Accounts payable and accrued liabilities		3,269	2,219
Related party payables	6	721	561
Total current liabilities		3,990	2,780
Milestone payment liability	3	163	182
Total liabilities		4,153	2,962
Stockholders' equity
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at June 30, 2022 (June 30, 2021 – 279)	6,8	279	279
17 Series C shares at June 30, 2022 (June 30, 2021 – 20)	8	12,275	14,652
Common stock
Authorized
275,000 shares at June 30, 2022 (June 30, 2021 - 175,000), $0.001 par value
Issued and outstanding
65,533 issued at June 30, 2022 (June 30, 2021 – 32,740)	8	66	33
Additional paid-in capital	8	135,510	106,821
Accumulated deficit		(136,356)	(111,225)
Accumulated other comprehensive income		21	21
Total stockholders’ equity		11,795	10,581
Total liabilities and stockholders’ equity		15,948	13,543
Nature of operations, corporate history, going concern and management plans (note 1)
Commitments and contingencies (note 10)
Subsequent events (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

Kintara Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

		For the years ended June 30,
	Note	2022	2021
Expenses
Research and development		$15,173	$11,815
General and administrative		7,509	9,757
Merger costs	3	—	500
In-process research and development	3	—	16,094
		(22,682)	(38,166)
Other income (loss)
Foreign exchange		7	(12)
Amortization of deferred loan costs	7	—	(94)
Interest, net	7	14	(26)
		21	(132)
Net loss for the year		(22,661)	(38,298)
Computation of basic loss per share
Net loss for the year		(22,661)	(38,298)
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	8	—	(3,181)
Series A Preferred cash dividend	8	(8)	(8)
Series B Preferred stock dividend	8	—	(17)
Series C Preferred stock dividend	8	(2,462)	—
Net loss for the year attributable to common stockholders		$(25,131)	$(41,504)
Basic and fully diluted loss per share		(0.52)	(1.60)
Basic and fully diluted weighted average number of shares		$48,702	$25,886

The accompanying notes are an integral part of these consolidated financial statements.

Kintara Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended June 30, 2022 and 2021

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total Stockholders' equity $
Balance - June 30, 2020	11,458	11	65,148	21	4,804	(69,721)	263
Adgero merger (note 3)	12,011	12	16,713	—	—	—	16,725
Issuance of Series C Preferred stock	—	—	—	—	25,028	—	25,028
Series C placement agent warrants	—	—	3,287	—	(3,287)	—	—
Series C Preferred stock share issuance costs	—	—	—	—	(3,455)	—	(3,455)
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance	—	—	3,181	—	—	(3,181)	—
Conversion of Series B Preferred stock to common stock	162	—	4,525	—	(4,525)	—	—
Conversion of Series C Preferred stock to common stock	4,251	5	3,708	—	(3,713)	—	—
Series C Agent Warrants exercised	—	—	(79)	—	79	—	—
Warrants issued for services	—	—	569	—	—	—	569
Exercise of warrants	4,677	4	4,400	—	—	—	4,404
Stock options exercised	170	1	76	—	—	—	77
Stock option expense	—	—	5,276	—	—	—	5,276
Series A Preferred cash dividend	—	—	—	—	—	(8)	(8)
Series B Preferred stock dividend	11	—	17	—	—	(17)	—
Net loss for the year	—	—	—	—	—	(38,298)	(38,298)
Balance - June 30, 2021	32,740	33	106,821	21	14,931	(111,225)	10,581
Issuance of shares and warrants - net of issue costs	23,427	23	21,503	—	—	—	21,526
Conversion of Series C Preferred stock to common stock	2,799	3	2,374	—	(2,377)	—	—
Warrants issued for services	—	—	35	—	—	—	35
Exercise of 2020 Investor Warrants for cash	69	—	69	—	—	—	69
Exercise of pre-funded warrants for cash	4,800	5	—	—	—	—	5
Stock option expense	—	—	2,248	—	—	—	2,248
Series A Preferred cash dividend	—	—	—	—	—	(8)	(8)
Series C Preferred stock dividend	1,698	2	2,460	—	—	(2,462)	—
Net loss for the year	—	—	—	—	—	(22,661)	(22,661)
Balance - June 30, 2022	65,533	66	135,510	21	12,554	(136,356)	11,795

The accompanying notes are an integral part of these consolidated financial statements.

Kintara Therapeutics, Inc.

Consolidated Statements of Cash Flows

June 30, 2022

(In thousands)

		For the years ended June 30,
		2022	2021
	Note	$	$
Cash flows from operating activities
Net loss for the year		(22,661)	(38,298)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets		—	2
Depreciation of property and equipment	5	60	30
Impairment of in-process research and development	3	—	16,094
Change in fair value of milestone liability	3	(19)	(6)
Interest expense	7	—	30
Amortization of deferred loan costs	7	—	94
Warrants issued for services	8	35	569
Stock option expense	8	2,248	5,276
Changes in operating assets and liabilities
Prepaid expenses, deposits and other		(722)	(381)
Clinical trial deposits	4	(500)	(2,100)
Accounts payable and accrued liabilities		1,007	(67)
Related party payables		160	(103)
Net cash used in operating activities		(20,392)	(18,860)
Cash flows from investing activities
Cash acquired on merger with Adgero	3	—	969
Purchase of equipment		—	(8)
Proceeds on sale of equipment		—	3
Net cash provided by investing activities		—	964
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	8	21,569	21,598
Warrants exercised for cash	8	74	4,404
Stock options exercised for cash		—	77
Proceeds from loan	7	—	500
Repayment of loan	7	—	(500)
Interest paid	7	—	(30)
Series A preferred cash dividend	8	(8)	(8)
Net cash provided by financing activities		21,635	26,041
Increase in cash and cash equivalents		1,243	8,145
Cash and cash equivalents – beginning of year		10,537	2,392
Cash and cash equivalents – end of year		11,780	10,537
Supplementary information (note 11)

The accompanying notes are an integral part of these consolidated financial statements.

Kintara Therapeutics, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(In thousands)

1.
Nature of operations, corporate history, and going concern and management plans

Nature of operations

Kintara Therapeutics, Inc. (the “Company”) is a clinical-stage drug development company with a focus on the development of novel cancer therapies for patients with unmet medical needs. The Company is developing two late-stage, Phase 3-ready therapeutics – VAL-083 for glioblastoma multiforme and REM-001 for cutaneous metastatic breast cancer. In order to accelerate the Company’s development timelines, it leverages existing preclinical and clinical data from a wide range of sources. The Company may seek marketing partnerships in order to potentially offset clinical costs and to generate future royalty revenue from approved indications of its product candidates.

Corporate history

The Company is a Nevada corporation formed on June 24, 2009, under the name Berry Only, Inc. On January 25, 2013, the Company entered into and closed an exchange agreement (the “Exchange Agreement”), with Del Mar Pharmaceuticals (BC) Ltd. (“Del Mar (BC)”), 0959454 B.C. Ltd. (“Callco”), and 0959456 B.C. Ltd. (“Exchangeco”) and the security holders of Del Mar (BC). Upon completion of the Exchange Agreement, Del Mar (BC) became a wholly-owned subsidiary of the Company (the “Reverse Acquisition”).

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

Following the completion of the Merger, the Company changed its name from DelMar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. and began trading on The Nasdaq Capital Market LLC under the symbol “KTRA”.

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

Going concern and management plans

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the year ended June 30, 2022, the Company reported a loss of $22,661 and a negative cash flow from operations of $20,392. The Company had an accumulated deficit of $136,356 and had cash and cash equivalents of $11,780 as of June 30, 2022. The Company is in the clinical stage and has not generated any revenues to-date. The Company does not have the prospect of achieving revenues until such time that its product candidates are commercialized or partnered, which may not ever occur. During the year ended June 30, 2022, the Company completed two registered direct financings for aggregate net proceeds of approximately $21.6 million and on August 2, 2022, the Company entered into a stock purchase agreement which subject to certain limitations, may allow the Company to sell shares of its common stock for a total of up to $20 million in gross proceeds. However, potential proceeds under the stock purchase agreement are uncertain as to timing and amount. Even with the proceeds from the two registered direct financings and the existence of the stock purchase agreement, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these consolidated financial statements.

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

These consolidated financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

2.
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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Adgero, Adgero Bio, Del Mar BC, Callco, and Exchangeco as of, and for the years ended June 30, 2022, and 2021. All intercompany balances and transactions have been eliminated in consolidation.

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

Foreign currency translation

The functional currency of the Company at June 30, 2022, is the United States dollar. Transactions that are denominated in a foreign currency are remeasured into the functional currency at the current exchange rate on the date of the transaction. Any foreign-currency denominated monetary assets and liabilities are subsequently remeasured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the consolidated statement of operations. Non-monetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in consolidated statement of operations for the period.

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

As of June 30, 2022, and 2021, all deferred tax assets were fully offset by a valuation allowance. The realization of deferred tax assets is dependent upon future federal, state and foreign taxable income. The Company’s judgments regarding deferred tax assets may change due to future market conditions, as the Company expands into international jurisdictions, due to changes in U.S. or international tax laws and other factors.

These changes, if any, may require material adjustments to the Company’s deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period in which such determinations are made. The Company recognizes the impact of uncertain tax positions based upon a two-step process. To the extent that a tax position does not meet a more-likely-than-not level of certainty, no impact is recognized in the consolidated financial statements. If a tax position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s policy is to analyze the Company’s tax positions taken with respect to all applicable income tax issues for all open tax years in each respective jurisdiction. Interest and penalties with respect to uncertain tax positions would be included in income tax expense. As of June 30, 2022, the Company concluded that there were no uncertain tax provisions required to be recognized in its consolidated financial statements.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. As June 30, 2022, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes. In the event the Company is required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. As of June 30, 2022, the Company’s milestone payment liability was measured using level 3 inputs (note 3).

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, and related party payables. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

Intangible assets

Patents

Expenditures associated with the filing, or maintenance of patents, licensing or technology agreements are expensed as incurred. Costs previously recognized as an expense are not recognized as an asset in subsequent periods. If the Company achieves regulatory approval, patent costs will be deferred and amortized over the remaining life of the related patent.

Accruals for research and development expenses and clinical trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended June 30, 2022, and 2021, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Warrants and shares issued for services

The Company has issued equity instruments for services provided by employees and non-employees. The equity instruments are valued at the fair value of the instrument issued.

Stock options

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. Prior to our adoption of Accounting Standards Update ("ASU") 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period. For the years ended June 30, 2022, and 2021, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For years ended June 30, 2022, and 2021, the Company utilized the plain vanilla method to determine the expected life of stock options. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. The Company recognizes forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the years ended June 30, 2022, and 2021 diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, performance stock units, and convertible preferred shares is anti-dilutive. As of June 30, 2022, potential common shares of 36,024 (2021 – 6,974) related to outstanding common stock warrants, 2,100 (2021 – 2,100) related to outstanding Series C preferred stock warrants, 8,810 (2021 – 6,392) related to stock options, and 14,497 (2021 – 17,295) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

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

Recently adopted

ASU 2020-06 — Debt - Debt with conversion and other options (subtopic 470-20) and derivatives and hedging – contracts in entity’s own equity (subtopic 815-40): accounting for convertible instruments and contracts in an entity’s own equity

The amendments in this update are intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. For public business entities that are not smaller reporting companies, the ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the effective date is for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2020-06 effective July 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

During the year ended June 30, 2022, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

3.
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

Under the terms of the Merger Agreement, upon closing of the Merger, the Company issued 11,439 shares of Company common stock and 2,314 stock purchase warrants to the security holders of Adgero (“Adgero Warrants”). The Adgero Warrants were exercisable at $3.18 per share but have all expired as of June 30, 2022 (note 8). The Adgero Warrants were valued using a Black-Scholes valuation with a weighted-average risk-free interest rate of 0.21%, a term of one year, a volatility of 115.96%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock at the date of measurement is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the instrument at the valuation date. The expected term has been estimated using the remaining life of the warrant. Also, in conjunction with the Merger, the Company issued 572 shares of common stock to the placement agent as a success fee. The shares of common stock issued to the former Adgero stockholders as well as the success fee shares, have been valued at $1.34 per share which was the closing price of the Company’s common stock on August 19, 2020, the date the Merger closed.

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

The Company incurred approximately $1,554 of legal, consulting and other professional fees related to the Merger, of which approximately $500 was incurred in the year ended June 30, 2021. The transaction costs incurred during the year ended June 30, 2021, applicable to the Merger have been classified as merger expenses in the consolidated statement of operations for the year ended June 30, 2021.

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

The fair value of the IPR&D assets has been expensed as a charge in the consolidated statements of operations for the year ended June 30, 2021, as there is no alternative use for these assets. Property and equipment includes office furniture that was subsequently sold and laboratory equipment that was put into use during the third quarter of the year ended June 30, 2021.

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

$ (in thousands)
Balance – June 30, 2020	—
Addition	188
Change in fair value estimate	(6)
Balance – June 30, 2021	182
Change in fair value estimate	(19)
Balance – June 30, 2022	163

4.
Clinical trial deposit

The Company has entered into an agreement with a contract research organization (“CRO”) for the management of the Company’s registration study for glioblastoma multiforme. Under the agreement, the Company will supply the drug for the study and the CRO will manage all operational aspects of the study including site activation and patient enrollment. The Company is required to make certain payments under the agreement related to patient enrollment milestones. For the year ended June 30, 2022, the Company has recognized $8,163 (2021 – $5,430) of expenses for this study.

In relation to this study, the Company has made a deposit payment of $2,600 to the CRO. It is anticipated that the deposit will be applied to future invoices, or refunded to the Company, beyond twelve months from June 30, 2022. The Company can terminate the study at any time. Upon termination, the Company will be liable for any payments due to the effective date of the termination as well as any non-refundable costs incurred by the CRO prior to the date of termination.

5.
Property, equipment and intangibles, net

$ (thousands)
Balance, June 30, 2020	2
Acquired in Adgero merger (note 3)	175
Laboratory equipment purchased	8
Disposal of furniture	(3)
Less depreciation and amortization	(32)
Balance, June 30, 2021	150
Less depreciation	(60)
Balance, June 30, 2022	90

At June 30, 2022, the total capitalized cost of intangibles was $80 (2021 - $80) and the Company has recognized nil and $2, respectively, in amortization expense during the years ended June 30, 2022 and 2021. The intangible assets were fully amortized at June 30, 2021.
6.
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

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $279 (including aggregate accrued interest to September 30, 2014, of $29), issued to Valent by Del Mar (BC), for 279 shares of the

Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For the years ended June 30, 2022, and 2021, respectively, the Company recorded $8 related to the dividend paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

Related party payables

At June 30, 2022 there is an aggregate amount of $721 (2021 - $561) payable to the Company’s officers and directors for fees, expenses, and accrued bonuses and other liabilities.

7.
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

8.
Stockholders’ equity

Preferred stock

Series C Preferred Stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2020	—	—
Issuance	25,028	18,286
Issued on exercise of Series C Agent Warrants	33	79
Conversion of Series C Preferred stock to common stock	(4,969)	(3,713)
Balance – June 30, 2021	20,092	14,652
Conversion of Series C Preferred stock to common stock	(3,254)	(2,377)
Balance – June 30, 2022	16,838	12,275

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

Total gross proceeds from the private placement were $25,028, or approximately $21,598 in net proceeds after deducting financing costs of $3,455 with respect to agent commissions and expenses, as well as legal and accounting fees. In addition, the Company issued 2,504 Series C Preferred Stock purchase warrants with a fair value of $3,287 to the placement agent (“Series C Agent Warrants”).

The Company’s Series C Preferred Stock outstanding, conversion shares, and future dividends as of June 30, 2022, are as follows:

Series	Number	Conversion Price $	Number of conversion shares (in thousands)	Dividend Shares (in thousands)
Series 1	13,945	1.16	12,022	8,641
Series 2	898	1.21	740	518
Series 3	1,995	1.15	1,735	1,237
	16,838		14,497	10,396

Series C Dividends	Dividend Shares (in thousands)
10% - August 19, 2021 (actual)	1,698
15% - August 19, 2022 (estimated)	2,174
20% - August 19, 2023 (estimated)	2,899
25% - August 19, 2024 (estimated)	3,625
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

The Series C Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock shall be pari passu in liquidation to the Company’s Series A Preferred Stock. The liquidation value of the Series C Preferred Stock at June 30, 2022, is the stated value of $16,838.

Series B Preferred Stock

	Series B Preferred Stock (in thousands)
	Number of shares	$
Balance – June 30, 2020	649	4,525
Conversion of Series B Preferred stock to common stock	(649)	(4,525)
Balance – June 30, 2021 and 2022	—	—

During the year ended June 30, 2016, the Company issued 902 shares of Series B Preferred Stock. During the year ended June 30, 2021, the remaining 649 shares of Series B Preferred Stock were fully converted to 162 shares of common stock. The holders of the Series B Preferred Stock were entitled to an annual cumulative, in arrears, dividend at the rate of 9% payable quarterly. The 9% dividend accrued quarterly commencing on the date of issue and was payable quarterly on September 30, December 31, March 31, and June 30 of each year commencing on June 30, 2016. Dividends were payable solely by delivery of shares of common stock, in an amount for each holder equal to the aggregate dividend payable to such holder with respect to the shares of Series B Preferred Stock held by such holder divided by the conversion price. Pursuant to the Series B Preferred Stock dividend, during the year ended June 30, 2022, the Company issued nil (2021 – 11) shares of common stock and recognized nil (2021 - $17). These dividends have been recognized as an increase in accumulated deficit.

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

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock shall be pari passu in liquidation to the Company’s Series C Preferred Stock. The liquidation value of the Series A Preferred stock at June 30, 2022, of $279.

There was no change to the Series A Preferred stock for the years ended June 30, 2022, or 2021.

Common stock

Amended articles of incorporation

On June 25, 2021, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 95,000 to 175,000 and on June 21, 2022, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 175,000 to 275,000.

Stock issuances

Year ended June 30, 2022

Registered direct financing - September 28, 2021

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

As of June 30, 2022, all of the 4,800 PFW have been exercised at $0.001 per PFW for proceeds of $4.8.

Registered direct financing - April 14, 2022

On April 14, 2022, the Company closed on the sale of 16,266 shares of its common stock, par value $0.001 per share, and common warrants to purchase an aggregate of 16,266 shares of common stock (“2022 April Investor Warrants”) in the Company’s registered direct offering (the “April Offering”). Each share of common stock was sold together with a 2022 April Investor Warrant to purchase one share of common stock at a combined effective price of $0.53 per share of common stock and accompanying 2022 April Investor Warrant. The 2022 April Investor Warrants have been valued at $3,898 and have been treated as equity. They have been valued using a Black-Scholes valuation with a risk-free rate of 0.54%, a contractual term of 5 years, a volatility of 109.4%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the contractual life of the instrument at the valuation date. The term is based on the contractual term of the warrant.

The net proceeds from the April Offering were approximately $7,900 after deducting commissions and other offering expenses.

The 2022 April Investor Warrants are exercisable at $0.41 per share until their expiry on April 14, 2027. The Company also issued 1,623 agent warrants that are exercisable at $0.6625 per share commencing October 14, 2022, until their expiry on October 14, 2026 (the "2022 April Agent Warrants"). The 2022 April Agent Warrants have been valued at $350 and have been treated as non-cash issue costs of the common stock and the 2022 April Investor Warrants. The 2022 April Agent Warrants have been valued using a Black-Scholes valuation with a risk-free rate of 0.54%, a contractual term of 4.5 years, a volatility of 112.3%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the contractual life of the instrument at the valuation date. The term is based on the contractual term of the warrant.

Stock options

2017 Omnibus Incentive Plan

As subsequently approved by the Company’s stockholders at an annual meeting of stockholders, on April 11, 2018, the Company’s board of directors approved the adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”), as amended. The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. As approved by the Company’s stockholders on June 21, 2022, the number of common shares available under the 2017 Plan is 22,000 shares. Under the 2017 Plan, 22,000 shares of Company common stock are currently reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”), or that are subject to grants of stock options made, or that may be made, under the Legacy Plan, or that have been previously exercised. A total of 117 shares of common stock have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 8,693 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving 12,996 shares of common stock available at June 30, 2022 for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised, net of stock options previously exercised.

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

During the year ended June 30, 2022, a total of 3,954 stock options to purchase shares of common stock were granted to directors and an officer of the Company. Of the total stock options granted, 435 have an exercise price of $1.24 per share and vest in 12 equal monthly installments beginning on October 22, 2021. The remaining 3,519 stock options granted have an exercise price of $0.96 per share and vest as to 25% on November 8, 2022, with the remaining portion vesting in equal monthly installments over a period of 36 months commencing on December 8, 2022. All of the options to purchase shares of common stock granted have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

In addition, 2,715 stock options previously issued to an officer of the Company were modified such that 754 stock options that were to vest over the period December 15, 2022, to September 15, 2023, were changed to vest on a contingent basis dependent on the achievement of certain strategic partnership initiatives. As the conditions to meet the contingent vesting were unlikely to be met, the compensation expense for these stock options was recognized over the pre-amendment basis. The contingent vesting stock options were subsequently forfeited upon the termination of that officer. In relation to the termination of two officers of the Company, the Company has recognized $120 in stock option expense due to the acceleration of vesting of certain stock options granted to those officers.

The following table sets forth changes in stock options outstanding under all plans:

	Number of stock options outstanding (in thousands)	Weighted average exercise price
Balance – June 30, 2020	1,559	4.61
Granted	5,074	1.67
Exercised	(195)	0.61
Forfeited	(32)	34.88
Expired	(14)	1.42
Balance – June 30, 2021	6,392	2.26
Granted	3,964	0.99
Expired	(309)	3.02
Forfeited	(1,237)	1.68
Balance – June 30, 2022	8,810	1.74

The following table summarizes stock options outstanding and exercisable under all plans at June 30, 2022:

Exercise price $	Number Outstanding at June 30, 2022 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at June 30, 2022 (in thousands)
0.33	10	9.72	—
0.61	816	3.52	799
0.74	250	7.38	146
0.96	3,519	9.36	—
1.24	335	9.24	251
1.36	300	8.24	175
1.37	75	8.84	25
1.70	3,282	3.05	2,992
6.10	17	6.36	17
8.70	12	0.65	12
9.83	83	0.65	83
10.60	4	5.79	4
11.70	30	0.66	30
21.10	7	2.84	7
29.60	2	2.61	2
37.60	5	3.62	5
41.00	4	4.37	4
42.00	30	1.13	30
44.80	3	3.62	3
49.50	13	4.64	13
53.20	8	3.85	8
61.60	2	0.75	2
92.00	3	0.92	3
	8,810		4,611

Stock options issued during the years ended June 30, 2022, and 2021, have been valued using a Black-Scholes pricing model with the following assumptions:

	June 30, 2022	June 30, 2021
Dividend rate	—%	—%
Volatility	91% to 94%	103% to 152%
Risk-free rate	0.88% to 2.18%	0.19% to 1.28%
Term – years	5.3 to 6.1	0.4 to 5.9

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

The Company has recognized the following amounts as stock option expense for the periods noted:

	Years ended June 30,
	2022 $	2021 $
Research and development	601	1,478
General and administrative	1,647	3,798
	2,248	5,276

All of the stock option expense for the periods ended June 30, 2022, and 2021, has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at June 30, 2022, was nil (2021 - $4,759) and the aggregate intrinsic value of stock options exercisable at June 30, 2022, was nil (2021 - $2,181). As of June 30, 2022, there was $1,792 in unrecognized compensation expense that will be recognized over the next 2.25 years.

The following table sets forth changes in unvested stock options under all plans:

	Number of options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2020	858	0.98
Granted	5,074	1.67
Vested	(2,058)	1.52
Forfeited	(14)	1.42
Unvested at June 30, 2021	3,860	1.60
Granted	3,964	0.99
Vested	(2,388)	1.56
Forfeited	(1,237)	1.68
Unvested at June 30, 2022	4,199	1.02

The aggregate intrinsic value of unvested stock options at June 30, 2022 was nil (2021 - $2,577). The unvested stock options have a remaining weighted average contractual term of 9.19 (2021 – 9.16) years.

Common stock warrants

The following table sets forth changes in outstanding warrants:

	Number of warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2020	10,309	2.71
Issuance of Adgero Warrants	2,314	3.18
Exercise of warrants (ii)	(4,907)	1.00
Warrants issued for services (i)	600	1.74
Expiry of warrants	(1,342)	6.00
Balance – June 30, 2021	6,974	3.34
Issuance of 2022 Investor Warrants	12,000	1.25
Issuance of PFW	4,800	0.001
Issuance of 2022 Agent Warrants	600	1.5625
Issuance of 2022 April Investor Warrants	16,226	0.41
Issuance of 2022 April Agent Warrants	1,623	0.6625
Exercise of PFW	(4,800)	0.001
Exercise of 2020 Investor Warrants	(69)	1.00
Expiry of warrants (iii)	(1,330)	8.55
Balance – June 30, 2022	36,024	0.99

i)
Warrants issued for services are exercisable at various prices and expire at the various dates noted in the table below.

ii)
A total of 4,404 2020 Investor Warrants were exercised at $1.00 per share and 503 warrants issued as either agent warrants or issued for services were exercised on a cashless basis for which 273 common shares were issued.
iii)
Expired warrants include: 1,108 Adgero replacement warrants with an exercise price of $3.18, 208 2017 Investor Warrants with an exercise price of $35.00, and 14 2017 Agent Warrants with an exercise price of $40.60.

The following table summarizes the Company’s outstanding warrants as of June 30, 2022:

Description of warrants	Number (in thousands)	Exercise price $	Expiry date
2022 April Investor warrants	16,226	0.41	April 14, 2027
2022 Investor warrants	12,000	1.25	March 28, 2025
2020 Investor warrants	3,264	1.00	August 16, 2024
2019 Investor warrants	760	3.10	June 5, 2024
2018 Investor warrants	280	12.50	September 22, 2022
NBTS Warrants	125	1.09	June 19, 2025 (i)
Warrants issued for services	6	17.80	January 25, 2023
Warrants issued for services	34	11.70	February 27, 2023
Warrants issued for services	14	9.00	October 11, 2023
Warrants issued for services	280	0.75	November 18, 2023
Warrants issued for services	125	0.64	January 20, 2024
Warrants issued for services	330	1.49	September 22, 2023
Warrants issued for services	50	1.82	November 13, 2023
Warrants issued for services	100	1.47	January 7, 2024
Warrants issued for services	70	2.75	February 17, 2024
Warrants issued for services	50	2.38	February 25, 2024
2022 April Agent warrants	1,623	0.66	October 14, 2026
2022 Agent warrants	600	1.56	March 28, 2025
2019 Agent warrants	47	3.88	June 3, 2024
2018 Agent warrants	40	12.50	September 20, 2022
	36,024
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

The following table sets forth changes in outstanding Series C Agent Warrants:

	Balance, June 30, 2021	Number of Warrants Issued	Number of Warrants Exercised	Balance, June 30, 2022	Exercise price $
Issuance of Preferred Series C-1 Agent Warrants	1,929	—	—	1,929	1.16
Issuance of Preferred Series C-2 Agent Warrants	219	—	—	219	1.21
Issuance of Preferred Series C-3 Agent Warrants	296	—	—	296	1.15
	2,444	—	—	2,444

The following table summarizes the Company’s outstanding Series C Agent Warrants as of June 30, 2022:

Series C Agent Warrants	Number	Conversion price $	Number of conversion shares (in thousands)	Cumulative common stock dividends (in thousands)
Series 1	1,929	1.16	1,663	1,164
Series 2	219	1.21	180	126
Series 3	296	1.15	257	180
	2,444		2,100	1,470

9.
Income taxes

For the years ended June 30, 2022, and 2021, the Company did not record a provision for income taxes due to a full valuation allowance against the deferred tax assets.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are shown below:

	June 30, 2022 $	June 30, 2021 $
Deferred tax assets:
Non-capital losses carried forward	25,541	20,148
Stock-based compensation	635	155
Capital losses carried forward	18	18
Financing costs	326	326
Bonus - compensation	85	—
Scientific research and development	803	761
Scientific research and development – Investment Tax Credits (“ITC”)	690	665
	28,098	22,073
Deferred tax liabilities:
Scientific research and development – ITC	(114)	(110)
	27,984	21,963
Valuation allowance	(27,984)	(21,963)
Net future tax assets	—	—

The income tax benefit of these tax attributes has not been recorded in these consolidated financial statements because of the uncertainty of their recovery. The Company’s effective income tax rate differs from the statutory income tax rate of 21% (2021 – 21%).

The differences arise from the following items:

	June 30, 2022 $	June 30, 2021 $
Tax recovery at statutory income tax rates	(4,743)	(8,015)
Permanent differences	802	4,506
Effect of rate differentials between jurisdictions	(345)	(551)
Effect of foreign exchange rates	445	(954)
Non-capital losses acquired with Adgero	—	(4,114)
Scientific research and development – ITC	(44)	97
Adjustment to prior year's provision versus statutory tax returns	(2,332)	228
Other	196	—
Change in valuation allowance	6,021	8,803
	—	—

The Company has no current income tax expense for the year ended June 30, 2022, as there was a taxable loss for this period. The components of the Company’s loss before income taxes for the year ended June 30, 2022, were allocated as to $8.5 million in the U.S. and $4.3 million in Canada. As of June 30, 2022, the Company had combined U.S. and Canadian net operating loss (“NOL”) carry forwards of $96.4 million (2021 – $77.7 million). The U.S. federal NOL carryforwards consist of $15.8 million generated before July 1, 2018, which begin expiring in 2026, and $29.7 million that can be carried forward indefinitely, but are subject to the 80% taxable income limitation. The Canadian NOL carryforwards of $50.8 million begin expiring in 2030. In addition, the Company has non-refundable Canadian federal investment tax credits of $422 (2021 - $407) that expire between 2031 and 2041 and non-refundable British Columbia investment tax credits of $248 (2021 – $258) that expire between 2022 and 2031. The Company also has Canadian scientific research and development tax incentives of $3.0 million (2021 – $2.8 million) that do not expire.

The Company files U.S. federal, U.S. state, and Canadian income tax returns with varying statues of limitations. The tax years from 2007 to 2021 remain open to examination due to the carryover of unused NOL carryforwards and tax credits. The Company currently is not under examination by any tax authority.

Internal Revenue Code (“IRC”) Section 382 and 383 places a limitation on the amount of taxable income that can be offset by NOL and credit carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL and credit carryforwards in excess of the IRC Section 382 and 383 limitations. The limitation in the federal and state NOL and research and development credit carryforwards reduce the deferred tax assets, which are further offset by a full valuation allowance. The limitation can result in the expiration of the NOLs and research and development credit carryforwards available. The Company has performed an IRC Section 382 and 383 analysis and determined there was an ownership change in 2013. The Company has not performed any section 382 and 383 analyses since 2013. An assessed change in ownership subsequent to 2013 could limit future use of NOL and research and development credit carryforwards. The acquisition of Adgero Biopharmaceuticals Holdings, Inc. also triggers IRC Section 382 on the pre-acquisition NOLs. An analysis for IRC Section 382 has not been performed at this time on the pre-acquisition NOLs.

The CARES Act, was enacted March 27, 2020. Among the business provision, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020, which provided additional COVID-19 relief provisions for businesses. The Company has evaluated the impact of both the Acts and has determined that any impact is not material to its financial statements.

10.
Commitments and contingencies

The Company has the following obligations over the next five fiscal years ending June 30, 2027:

Clinical development

The Company has entered into contracts for drug manufacturing, clinical study management and safety related to its clinical trials for a total of $14,880. Pursuant to the commitments for clinical trials, the Company has paid a total of $3,269 in deposits related to study initiation and certain study costs. These deposits are available to be applied against invoices received from the contract research organization but have not been netted against the Company’s commitments for the fiscal year ended June 30, 2022.

Office lease

The Company currently rents its shared head office on a one-year renewable lease at $2.4 per year and rents its administrative offices on a month-to-month basis at a total rate of $3.4 (CA $4.4 per month) per month. During the year ended June 30, 2022, the Company recorded a total of $41.4 as rent expense (2021 - $40).

11.
Supplementary statement of cash flows information

	Year ended June 30, 2022	Year ended June 30, 2021
Series B Preferred Stock common stock dividend (note 8)	—	17
Series C Preferred Stock common stock dividend (note 8)	2,462	—
Deemed dividend recognized on beneficial conversion features of Series C Preferred stock issuance (note 8)	—	3,181
Non-cash issue costs (note 8)	683	3,287
Issue costs in accounts payable	43	—
Cashless exercise of Series C warrants (note 8)	—	79
Conversion of Series B Preferred Stock to common stock (note 8)	—	4,525
Conversion of Series C Preferred Stock to common stock (note 8)	2,377	3,713
Income taxes paid	—	—
Interest paid	—	—

12.
Financial risk management

Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or valuation of its financial instruments.

The Company is exposed to financial risk related to fluctuation of foreign exchange rates. Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the United Sates dollar, primarily general and administrative expenses incurred in Canadian dollars. The Company believes that the results of operations, financial position and cash flows would be affected by a sudden change in foreign exchange rates but would not impair or enhance its ability to pay its Canadian dollar accounts payable. The Company manages foreign exchange risk by converting its US$ to CA$ as needed. The Company maintains the majority of its cash in US$. As of June 30, 2022, Canadian dollar denominated accounts payable and accrued liabilities exposure in US$ totaled $57.

a) Foreign exchange risk

Foreign exchange risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. If foreign exchange rates were to fluctuate within +/-10% of the closing rate at year-end, the maximum exposure is $14.

Balances in foreign currencies at June 30, 2022 and 2021 were as follows:

	June 30, 2022 balances CA$	June 30, 2021 balances CA$
Trade payables	74	114
Cash	27	30
Interest, taxes, and other receivables	11	11

b) Interest rate risk

The Company is subject to interest rate risk on its cash and cash equivalents and believes that the results of operations, financial position and cash flows would not be significantly affected by a sudden change in market interest rates relative to the investment interest rates due to the short-term nature of the investments. As of June 30, 2022, cash and cash equivalents held by the Company were $11,780. The Company’s cash balance currently earns interest at standard bank rates. If interest rates were to fluctuate within +/-10% of the closing rate at year end the impact of the Company’s interest-bearing accounts will not be significant due to the current low market interest rates.

The only financial instruments that expose the Company to interest rate risk are its cash and cash equivalents.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in raising funds to meet cash flow requirements associated with financial instruments. The Company continues to manage its liquidity risk based on the outflows experienced for the period ended June 30, 2022, and is undertaking efforts to conserve cash resources wherever possible. The maximum exposure of the Company’s liquidity risk is $4,282 as of June 30, 2022.

Credit risk

Credit risk arises from cash and cash equivalents, deposits with banks, financial institutions, and contractors as well as outstanding receivables. The Company limits its exposure to credit risk, with respect to cash and cash equivalents, by placing them with high quality credit financial institutions. The Company’s cash equivalents consist primarily of operating funds with commercial banks. Of the amounts on deposit with financial institutions, the following table summarizes the amounts at risk should the financial institutions with which the deposits are held cease trading:

The maximum exposure of the Company’s credit risk is $19 at June 30, 2022 relating to interest, taxes, and other receivables. The credit risk related to uninsured cash and cash equivalents balances is $11,185 at June 30, 2022.

Cash and cash equivalents $	Insured amount $	Non- insured amount $
11,780	595	11,185

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

13.
Subsequent events

The Company has evaluated its subsequent events from June 30, 2022, through the date these consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these consolidated financial statements other than the items noted below.

Equity Purchase Agreement

On August 2, 2022, the Company entered into a purchase agreement, dated as of August 2, 2022 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $20,000 of shares (the “Purchase Shares”) of the Company’s common stock. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to take certain actions relating to the registration of the offer and sale of the shares of common stock available for issuance under the Purchase Agreement.

The Company issued 1,630 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement.

Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to present Lincoln Park with a purchase notice directing Lincoln Park to purchase up to 500 Purchase Shares provided that the closing sale price of the common stock on the purchase date is not below a threshold price set forth in the Purchase Agreement (a “Regular Purchase”). The Company and Lincoln Park may mutually agree to increase the Regular Purchase amount with respect to any Regular Purchase under the Purchase Agreement, provided that Lincoln Park’s maximum committed purchase obligation under any single Regular Purchase shall not exceed $2,000. The purchase price per share for each Regular Purchase will be based on prevailing market prices of the common stock immediately preceding the time of sale as computed in accordance with the terms set forth in the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of common stock under the Purchase Agreement.

If the Company directs Lincoln Park to purchase the maximum number of shares of common stock that the Company may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, the Company may direct Lincoln Park to purchase additional shares of common stock in an “accelerated purchase” (each, an “Accelerated Purchase”) and an “additional accelerated purchase” (each, an “Additional Accelerated Purchase”) (including multiple Additional Accelerated Purchases on the same trading day) as provided in the Purchase Agreement. The purchase price per share for each Accelerated Purchase and Additional Accelerated Purchase will be based on market prices of the common stock on the applicable purchase date for such Accelerated Purchases and such Additional Accelerated Purchases.

The aggregate number of shares that the Company can sell to Lincoln Park under the Purchase Agreement may in no case exceed 13,100 shares of the common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of our common stock to Lincoln Park under the Purchase Agreement equals or exceeds $0.2024 per share (which represents the lower of (A) the official closing price of the Company's common stock on Nasdaq on the trading day immediately preceding the date of the Purchase Agreement and (B) the average official closing price of our common stock on Nasdaq for the five consecutive trading days ending on the trading day on the date of the Purchase Agreement, adjusted such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules).

The Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement.

Subsequent to June 30, 2022, the Company sold 11,470 shares of common stock for total gross proceeds of approximately $1,976 under this facility.

Series C Preferred Stock

On August 19, 2022, the Company paid the common stock dividend on its Series C Preferred Stock as well as the Series C Agent Warrants. The common stock dividend corresponds to the 15% dividend payable on the second anniversary of the initial closing of the Series C Preferred Stock which occurred on August 19, 2020. The 15% stock dividend was payable on August 19, 2022, to the holders of the Series C Preferred Stock and the Series C Agent Warrants on that date. The 15% dividend is not payable on Series C Preferred Stock or Series C Agent Warrants that were converted, or exercised, prior to August 19, 2022. The dividend resulted in 2,174 shares of common stock being issued to the Series C Preferred Stock holders and 315 shares of common stock being accrued to the Series C Agent Warrants holders. The common stock accrued to the Series C Agent Warrants holders will be released to the Series C Agent Warrant holders upon the exercise of the respective Series C Agent Warrant.

Stock Options

Subsequent to June 30, 2022, 3,181 stock options were granted at $0.1757 per share and are exercisable until August 1, 2032. The options vest as to 25% on the first anniversary of grant with the remaining portion vesting pro rata monthly thereafter over 36 months. In addition, 300 stock options were granted at $0.255 per share and are exercisable until July 1, 2032. These options vest in 12 equal monthly installments commencing August 1, 2022.

Restricted Stock Units

Subsequent to June 30, 2022, 880 restricted stock units were issued to the Company's management. The restricted stock units vest in four equal amounts commencing August 1, 2023.

Clinical Trials Deposit

Subsequent to June 30, 2022, the Company paid an additional $1,700 in relation to its clinical trial deposit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act, has been made or known to them in a timely fashion. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2022.

Changes in Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On July 1, 2022, a total of 300,000 stock options were issued to the Company’s three independent directors. The stock options are exercisable at $0.255 per share and vest in 12 equal monthly installments beginning on August 1, 2022. All of the stock options have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

On August 1, 2022, a total of 2,641,154 stock options were issued to officers of the Company. The stock options are exercisable at $0.1757 per share and vest as to 25% on August 1, 2023, with the remainder in 36 equal monthly installments beginning on September 1, 2023. All of the stock options have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions. In addition, on August 1, 2022, a total of 880,319 restricted stock units ("RSU") were issued to officers of the Company. The RSU vest in four equal annual installments beginning on August 1, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Position
Robert E. Hoffman	56	President, CEO, Director, and Chairman of the Board
Dennis Brown, PhD	73	Chief Scientific Officer
Scott Praill	56	Chief Financial Officer
Robert J. Toth, Jr.	59	Director
Laura Johnson	58	Director
Tamara A. Seymour	64	Director

Robert E. Hoffman has served as our President and Chief Executive Officer since November 8, 2021, as our Chairman since June 2, 2018, and as a director since April 11, 2018. He has served as a member of Aslan Pharmaceuticals, Inc.’s (NASDAQ:ASLN) board of directors since October 2018, and as a member of Antibe Therapeutics Inc.’s (TSE:ATE) board of directors since November 2020. Mr. Hoffman served as Senior Vice President and Chief Financial Officer of Heron Therapeutics, Inc. (NASDAQ:HRTX) a publicly-held pharmaceutical company from April 2017 to October 2020. Prior to joining Heron Therapeutics, Inc., Mr. Hoffman served as Executive Vice President and Chief Financial Officer of Innovus Pharmaceuticals, Inc. (OTC:INNV), a publicly-held pharmaceutical company, from September 2016 to April 2017. From July 2015 to September 2016, Mr. Hoffman served as Chief Financial Officer of AnaptysBio, Inc. (NASDAQ:ANAB), a publicly-held biotechnology company. From June 2012 to July 2015, Mr. Hoffman served as the Senior Vice President, Finance and Chief Financial Officer of Arena Pharmaceuticals, Inc. (NASDAQ:ARNA), or Arena, a publicly-held biopharmaceutical company. From August 2011 to June 2012 and previously from December 2005 to March 2011, he served as Arena’s Vice President, Finance and Chief Financial Officer and in a number of various roles of increasing responsibility from 1997 to December 2005. From March 2011 to August 2011, Mr. Hoffman served as Chief Financial Officer for Polaris Group, a biopharmaceutical drug company. Mr. Hoffman formerly served as a member of the board of directors of Kura Oncology, Inc. (NASDAQ:KURA), a cancer research company, CombiMatrix Corporation, a molecular diagnostics company, MabVax Therapeutics Holdings, Inc., a biopharmaceutical company and Aravive, Inc., a clinical stage biotechnology company. Mr. Hoffman serves as a member of the steering committee of the Association of Bioscience Financial Officers. Mr. Hoffman formerly served as a director and President of the San Diego Chapter of Financial Executives International and was an advisor to the Financial Accounting Standard Board (FASB) for 10 years (2010 to 2020) advising the United States accounting rulemaking organization on emerging issues and new financial guidance. Mr. Hoffman holds a B.B.A. from St. Bonaventure University, and is licensed as a C.P.A. (inactive) in the State of California. Mr. Hoffman’s financial and executive business experience qualifies him to serve on our board of directors.

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

Scott Praill has served as our chief financial officer since January 29, 2013, and previously served as a consultant to Del Mar (BC). From 2004 to 2012 Mr. Praill was an independent consultant providing accounting and administrative services to companies in the resource industry. From November 1999 to October 2003 Mr. Praill was Director of Finance at Inflazyme Pharmaceuticals Inc. Mr. Praill completed his articling at Price Waterhouse (now PricewaterhouseCoopers LLP) and obtained his Chartered Professional Accountant designation in 1996. Mr. Praill obtained his Certified Public Accountant (Illinois) designation in 2001. Mr. Praill received a Financial Management Diploma (Honors), from British Columbia Institute of Technology in 1993, and a Bachelor of Science from Simon Fraser University in 1989.

Robert J. Toth, Jr. has served as our director since August 20, 2013, and serves as Chair of our Compensation Committee. Since 2005, Mr. Toth has primarily been managing his personal investment portfolio. From 2004-2005, Mr. Toth served as a consulting analyst to Narragansett Asset Management, a New York-based healthcare-focused hedge fund, where he advised the firm on biotechnology investments. From 2001-2003, he was the Senior Portfolio Manager for San Francisco-based EGM Capital’s

Medical Technology hedge fund, where he was responsible for managing and maintaining a dedicated medical technology portfolio. Mr. Toth began his Wall Street career in 1996 as an Equity Research Associate for Vector Securities International, a healthcare-focused brokerage firm. From 1997-1999 he served as Senior Biotechnology Analyst. He joined Prudential Securities as Senior Vice President and Biotechnology Analyst where he served from 1999-2001 following Prudential’s acquisition of Vector. His responsibilities included the analysis of commercial, clinical and scientific fundamentals of oncology and genomics-based biotechnology companies on behalf of institutional investors. Mr. Toth was named to the Wall Street Journal’s Allstar List for stock picking in 1999. Mr. Toth received an MBA from the University of Washington and Bachelor of Science degrees in Biological Sciences and Biochemistry from California Polytechnic State University, San Luis Obispo. Mr. Toth’s financial and biotechnology industry knowledge and experience quality him to serve on our board of directors.

Laura Johnson has served as our director since June 26, 2020 and serves as Chair of our Nominating and Corporate Governance Committee. Ms. Johnson currently serves as the President and Chief Executive Officer of Next Generation Clinical Research, a contract research organization that Ms. Johnson founded in 1999. Additionally, Ms. Johnson is the President and Chief Executive Officer of Eufaeria Biosciences, Inc., a development biotechnology company that she founded in 2016. Ms. Johnson is also a founder and former member of the board of directors of SB Bancorp, Inc., a financial holding company, and Settlers Bank, Inc., a Wisconsin chartered business bank. In addition, Ms. Johnson serves as a member of the board of directors of La Jolla Pharmaceutical Company (Nasdaq: LJPC), a biopharmaceutical company, since 2013, Harmony Hill Farm Sanctuary since 2019 and Agrace HospiceCare from 2013 to 2016. In 2008 and 2010, she was honored as a biotechnology entrepreneur by the national organization, Women in Bio, and in 2008 received the Rising Star Award by the Wisconsin Biotech and Medical Device Association. Most recently, she was the recipient of the Wisconsin Biohealth Business Award at the BioForward Annual Biohealth Summit in October 2019. Ms. Johnson holds a nursing degree from The University of the State of New York-Albany. Ms. Johnson’s biotechnology industry and executive knowledge and experience qualify her to serve on our board of directors.

Tamara A. Seymour has served as our director since April 29, 2021, and Chair of our Audit Committee since July 1, 2021. Ms. Seymour has more than 30 years of life sciences industry experience including 20 years as a chief financial officer. She currently serves as a board member and audit committee chair of Artelo Biosciences, Inc. (Nasdaq: ARTL), and KemPharm, Inc. (Nasdaq: KMPH), both publicly-traded clinical-development stage companies. Ms. Seymour served on the board of directors of Beacon Discovery, Inc. from 2018 until their acquisition in 2021. Ms. Seymour was Interim Chief Financial Officer of Immunic, Inc. (Nasdaq: IMUX), a publicly-traded clinical-stage drug development company in 2019. She served as Chief Financial Officer of Signal Genetics, Inc., (Nasdaq: VRDN) a publicly-traded molecular diagnostics company, from 2014 to 2017, HemaQuest Pharmaceuticals, Inc., a venture-backed clinical-stage drug development company, from 2010 to 2014 and Favrille, Inc., a previously publicly-traded clinical-stage drug development company, from 2001 to 2009. While at these companies, she led multiple private and public financings, including Favrille’s IPO. In addition, she was instrumental in M&A transactions and led the finance, investor relations, human resources, administration and managed care and payor reimbursement functions. Ms. Seymour is a Certified Public Accountant (inactive). She received an MBA, with an emphasis in Finance, from Georgia State University, and a bachelor's degree in Business Administration, with an emphasis in Accounting from Valdosta State University. Ms. Seymour also participated in an executive management program at Kellogg Graduate School of Management at Northwestern University. Ms. Seymour’s professional experience and financial expertise qualify her to serve on our board of directors.

Our chief executive and chief financial officers are full-time employees and devote 100% of their business time to us. Our consulting agreement with Dr. Brown does not specify the amount of time Dr. Brown is required to devote to us but does require that Dr. Brown provide us with the full benefit of his knowledge, expertise and ingenuity, and prohibits Dr. Brown from engaging in any business, enterprise or activity contrary to or that would detract from our business.

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

Board Committees

The board of directors has formed an Audit Committee which currently consists of Tamara A. Seymour, Chair, Robert J. Toth, Jr., and Laura Johnson all of whom are independent (as that term is defined under the Nasdaq Marketplace Rules) and financially literate (as such qualification is interpreted by the board of directors in its business judgment). In addition, our board of directors has determined that Ms. Seymour qualifies as audit committee financial experts within the meaning of SEC regulations and The NASDAQ Marketplace Rules.

The board of directors has also formed a Nominating and Corporate Governance Committee which consists of Laura Johnson, Chair, Robert J. Toth, Jr., and Tamara A. Seymour. The Nominating and Corporate Governance Committee assists the board of directors in fulfilling its oversight responsibilities relating to corporate governance practices and policies.

In addition, the board of directors has formed a Compensation Committee which consists of Robert J. Toth, Jr., Chair, Tamara A. Seymour, and Laura Johnson. The Compensation Committee assists the board of directors in fulfilling its oversight responsibilities relating to compensation matters, including compensation of the directors and our senior management and the administration of our compensation plans.

Each of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee operates pursuant to a charter that is posted under the “Investors” tab under Corporate Governance on our website, which is located at www.kintara.com.

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

Board Leadership Structure and Role in Risk Oversight

Robert E. Hoffman serves as our Chief Executive Officer, President, and chairman of our board of directors. We have not adopted a formal policy on whether the Chief Executive Officer and Chairman positions should be separated.

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

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our Chief Executive Officer and the two most highly-compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers as of June 30, 2022 and June 30, 2021 for services rendered in all capacities to us for the years ended June 30, 2022 and June 30, 2021. These individuals are our Named Executive Officers for 2022.

Name and Principal Position	Period	Salary (US$)	Bonus Awards (US$)	Equity Awards (US$)	Total (US$)
Robert E. Hoffman, President and CEO(1)	Year Ended June 30, 2022	356,619	181,811	2,622,597	3,161,028
	Year Ended June 30, 2021	—	—	—	—
Saiid Zarrabian, Former President and CEO and Former Head of Strategic Partnerships(2)	Year Ended June 30, 2022	563,297	119,530	—	682,827
	Year Ended June 30, 2021	520,000	180,830	4,270,860	4,971,690
Scott Praill, Chief Financial Officer(3)	Year Ended June 30, 2022	312,000	127,920	—	439,920
	Year Ended June 30, 2021	290,000	79,808	954,150	1,323,958
Dennis Brown, Chief Scientific Officer(4)	Year Ended June 30, 2022	206,000	41,277	—	247,277
	Year Ended June 30, 2021	200,000	33,544	532,149	765,693
John Liatos, Former Senior V.P., Business Development(5)	Year Ended June 30, 2022	334,769	—	—	334,769
	Year Ended June 30, 2021	340,000	105,725	796,986	1,242,711

(1)
On November 8, 2021, Mr. Hoffman, the Chairman of the Board, was appointed President and Chief Executive Officer. Also on November 8, 2018, we entered into an employment agreement with Mr. Hoffman pursuant to which Mr. Hoffman will receive an annual base salary of $551,000 (which may be adjusted on an annual basis in the discretion of the board of directors) and will be eligible to receive a fiscal year target bonus of up to 50% of base salary (which may be adjusted by the board of directors to up to 75% of base salary based on overachievement of bonus targets or other performance criteria). The employment agreement may be terminated by us with or without cause (as defined therein). In the event we terminate the employment agreement without cause, we will be required to pay Mr. Hoffman continued payment of his base salary for 12 months, a prorated bonus for the year of termination based on performance through the date of termination, an additional six months of vesting credit for any outstanding options, and continued health coverage during the severance period. In the event that an involuntary termination occurs during a period beginning sixty days before a definitive corporate transaction agreement is entered into that would result in a change in control (as defined therein), or within twelve months following a change in control, the severance period will increase to eighteen months’ severance, Mr. Hoffman will receive 100% of his target bonus, and his options will be fully vested.

On November 8, 2021, Mr. Hoffman was granted 3,519,170 stock options that are exercisable at $0.96 per share until November 8, 2031. On September 22, 2021, while still an independent director, Mr. Hoffman was granted 100,000 stock options that are exercisable at $1.24 per share until September 22, 2031.Mr. Hoffman's bonus for the fiscal year ended June 30, 2022, was $181,811.

(2)
On July 7, 2017, Mr. Zarrabian was elected to the board of directors. On November 3, 2017, he was appointed interim chief executive officer and on January 1, 2018, he was also appointed interim president. On May 21, 2018, we entered into an employment agreement with Mr. Zarrabian pursuant to which Mr. Zarrabian was appointed as our permanent president and chief executive officer. Under the agreement, as amended, Mr. Zarrabian was entitled to receive an annual base salary of $470,000 (which was subject to adjustment on an annual basis in the discretion of the board of directors) and was eligible to receive a fiscal year target bonus of up to 50% of base salary (which was subject to adjustment by the board of directors to up to 75% of base salary based on overachievement of bonus targets or other performance criteria). The employment agreement was terminable by us with or without cause (as defined therein). In the event we terminated the employment agreement without cause, we would have been required to pay Mr. Zarrabian continued payment of his base salary for 12 months, a prorated bonus for the year of termination based on performance through the date of termination, an additional six months of vesting credit for any outstanding options, and continued health coverage during the severance period. In the event that an involuntary termination occurred during a period beginning sixty days before a definitive corporate transaction agreement was entered into that would result in a change in control (as defined therein), or within twelve months following a change in control, the severance period would have increased to eighteen months’ severance, Mr. Zarrabian would have been entitled to receive 100% of his target bonus, and his options would have been fully vested.

On November 8, 2021, in connection with the appointment of Mr. Hoffman, the board and Mr. Zarrabian agreed to enter into a Second Amended Employment Agreement pursuant to which Mr. Zarrabian was appointed Head of Strategic Partnerships. Pursuant to the terms of the agreement, Mr. Zarrabian was entitled to receive an annual base salary of $285,000 and was eligible to receive a fiscal year target bonus of up to 40% of base salary, subject to the achievement of performance targets or criteria established by the board for such year. The employment agreement was terminable by us with or without cause (as defined therein). In the event we terminated Mr. Zarrabian’s employment without cause, or if Mr. Zarrabian resigned for good reason (as defined in the employment agreement), we would have been required to pay Mr. Zarrabian continued payment of his base salary for nine months, any earned, but unpaid bonus for the preceding year, and a prorated bonus for the year of termination based on performance through the date of termination. In addition, in that event Mr. Zarrabian would have been provided an additional six months of vesting credit for any outstanding stock options, and continued health coverage during the severance period. In the event that a termination of Mr. Zarrabian’s employment under such circumstances occurred during a period beginning 60 days before a definitive corporate transaction agreement was entered into that would result in a change in control (as defined in the employment agreement), or within 12 months following a change in control, the foregoing separation pay and benefits would have applied except that his base salary would continue for 12 months (instead of nine months), he would have received 100% of his target bonus (rather than a prorated bonus), and his stock options would have been fully vested. In connection with Mr. Zarrabian’s appointment as Head of Strategic Partnerships, the vesting terms of certain of Mr. Zarrabian’s outstanding unvested stock option were amended, such that an aggregate of 754,175 shares subject to such stock option that were unvested and subject to continued service requirements were then subject to vesting based on both Mr. Zarrabian’s continued service and achievement of certain milestones established by the board of directors.

On November 11, 2020, 279,675 stock options previously granted to Mr. Zarrabian at $0.61 per share had their vesting accelerated such that the 279,675 stock options all vested on November 11, 2020. Mr. Zarrabian’s bonus for the fiscal year ended June 30, 2021 was $180,830.

On May 20, 2022, we mutually agreed with Mr. Zarrabian that he would step down from his role as Head of Strategic Partnerships and as a member of the Board, effective as of May 23, 2022. In connection with Mr. Zarrabian’s separation on May 20, 2022, we entered into a separation and general release agreement with Mr. Zarrabian which provides, among other things, for Mr. Zarrabian to receive continued payments of nine months of his annual base salary, equal to the sum of $213,750, commencing on the first regular payroll date that is after the separation date and paid in installments in accordance with our regular payroll practices, a one-time bonus payment of $24,826.67 in connection with his service as our Head of Strategic Partnerships, reimbursement of healthcare coverage payments for a period of up to nine months following the separation date, continued payments of life insurance premiums for a period of up to nine months following the separation date, and an additional six months of service vesting credit for each of his stock options outstanding as of the separation date, and all of his vested stock options, including any options so accelerated, remaining exercisable for up to a nine-month period measured from the separation date (or earlier expiration of the options term). The separation agreement further provides for general release and non-disparagement provisions in our favor. In addition, Mr. Zarrabian will be subject to non-solicitation provisions, which will apply for a period of twelve months following the separation date.

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

On September 15, 2020, he was granted 606,557 stock options that are exercisable at $1.70 per share until September 15, 2030.

(4)
On January 1, 2015, we entered into a consulting agreement with Dr. Dennis Brown, our chief scientific officer. Subsequent to this agreement, it has been amended and is now renewed on an annual basis. Under the most recent renewal, Dr. Brown will continue to serve as our chief scientific officer until December 31, 2022, which period may be extended in accordance with the terms of the agreement. We will pay Dr. Brown an annual consulting fee of $206,000. We may also pay to Dr. Brown a bonus and incentive compensation as determined at the discretion of the board of directors. The consulting agreement with Dr. Brown does not specify the amount of time Dr. Brown is required to devote to us but does require that Dr. Brown provide us with the full benefit of his knowledge, expertise and ingenuity, and prohibits Dr. Brown from engaging in any business, enterprise or activity contrary to or that would detract from our business.

On September 15, 2020, Dr. Brown was granted 89,437 stock options that are exercisable at $1.70 per share until September 15, 2030, and on September 22, 2020, he was granted 60,000 stock options that are exercisable at $1.36 per share until September 22, 2030.

(5)
On March 1, 2018, Adgero entered into an amended and restated employment agreement with John Liatos which was for an indefinite term. Under the terms of Mr. Liatos’s amended and restated employment agreement, Mr. Liatos received an annual base salary of $320,000 (which may be adjusted on an annual basis in the discretion of the board of directors). In addition, Mr. Liatos was eligible to receive an annual bonus, which was targeted at up to 35% of his base salary. Mr. Liatos was also eligible to receive, from time to time, equity awards. The employment agreement provided for accelerated vesting of all unvested equity awards granted to Mr. Liatos upon certain terminations of employment following a change in control (as defined therein). If the employment agreement was terminated without cause (as defined in therein) or Mr. Liatos terminated his employment for good reason (as defined in therein), severance is payable including: (i) continued payments of eight months of his annual base salary, paid in installments in accordance with the Company’s regular payroll practices; (ii) reimbursement of healthcare continuation payments under Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for a period of eight months; and (iii) an additional six months of service vesting credit for each of his stock options outstanding at the time of his termination, and all of his vested options will remain exercisable for up to a twelve-month period measured from his termination date (or earlier expiration of the options term). Notwithstanding the foregoing, Mr. Liatos’s post-employment healthcare coverage payments as described herein will cease at such time as Mr. Liatos becomes otherwise eligible to obtain alternative healthcare coverage from a new employer if such event occurs prior to the expiration of his receipt of such benefit. Mr. Liatos’s severance benefits will be subject to reduction to the extent doing so would put him in a better after-tax position after taking into account any excise tax he may incur under Section 4999 of the Code in connection with any change in control of us or his subsequent termination of employment. Mr. Liatos is also subject to non-compete and non-solicitation provisions, which will apply during the term of his employment and for a period of twelve months following termination of his employment. Upon the closing of the Merger with Adgero, Mr. Liatos’ employment contract was continued by the Company.

On September 15, 2020 Mr. Liatos was granted 506,647 stock options that are exercisable at $1.70 per share until September 15, 2030. Mr. Liatos’ performance bonus for the fiscal year ended June 30, 2021 was $49,725 and he also received a retention bonus of $56,000.

On October 25, 2021, we mutually agreed with Mr. Liatos that Mr. Liatos would step down from his role as senior vice president, business development. In connection with the termination of Mr. Liatos’s services, on October 29, 2021, we entered into a separation and general release agreement with Mr. Liatos. In substantial part, the terms of the severance payable under the separation agreement will be governed by the terms of Mr. Liatos’s amended and restated employment agreement, dated March 1, 2018. As contemplated in that agreement, among other things, Mr. Liatos will receive continued payments of eight months of his annual base salary, equal to the sum of $226,667, commencing on the first regular payroll date that is at least 60 days after the termination date and paid in installments in accordance with our regular payroll practices, reimbursement of healthcare continuation payments under the Consolidated Omnibus Budget Reconciliation Act for a period of up to eight months following the termination date, and an additional six months of service vesting credit for each of his stock options outstanding as of the termination date, and all of his vested options, including any options so accelerated, remaining exercisable for up to a twelve-month period measured from the termination date (or earlier expiration of the options term). In addition, Mr. Liatos will be subject to non-compete and non-solicitation provisions, which will apply for a period of twelve months following the termination date.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of June 30, 2022.

						Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable		Number of securities underlying unexercised options (#) un-exercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (US$)	Option expiration date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert E. Hoffman	3,600		—	—	10.60	April 13, 2028	—	—
	4,000		—	—	6.10	November 8, 2028	—	—
	75,000		—	—	0.61	September 5, 2029	—	—
	120,000		—	—	1.70	September 15, 2030	—	—
	75,000	(1)	25,000	—	1.24	September 22, 2031	—	—
	—	(2)	3,519,170	—	0.96	November 8, 2031	—	—
Saiid Zarrabian	3,600		—	—	21.10	February 23, 2023	—	—
	12,000		—	—	8.70	February 23, 2023	—	—
	83,647		—	—	9.83	February 23, 2023	—	—
	457,650		—	—	0.61	February 23, 2023	—	—
	1,960,816		—	—	1.70	February 23, 2023	—	—
Scott Praill	8,750		—	—	42.00	August 15, 2023	—	—
	3,740		—	—	49.50	February 17, 2027	—	—
	10,000		—	—	6.10	November 8, 2028	—	—
	99,331	(3)	9,035	—	0.61	September 5, 2029	—	—
	353,808	(4)	252,749	—	1.70	September 15, 2030	—	—
Dennis Brown	8,750		—	—	42.00	August 15, 2023	—	—
	9,360		—	—	49.50	February 17, 2027	—	—
	91,673	(3)	8,327	—	0.61	September 5, 2029	—	—
	145,824	(5)	104,176	—	0.74	November 12, 2029	—	—
	50,988	(4)	36,449	—	1.70	September 15, 2030	—	—
	34,990	(5)	25,010	—	1.36	September 22, 2030	—	—
John Liatos	267,387		—	—	1.70	October 25, 2022	—	—

(1)
Stock options vest in equal monthly installments over a period of 12 months commencing on October 22, 2021.
(2)
Stock options vest as to 25% on November 8, 2022, with the remaining shares vesting in equal monthly installments over a period of 36 months commencing on December 8, 2022.
(3)
Stock options vest as to 1/6th on March 5, 2020, with the remaining shares vesting in equal monthly installments over a period of 30 months commencing on April 5, 2020.
(4)
Stock options vest as to 1/6th on March 15, 2021, with the remaining shares vesting in equal monthly installments over a period of 30 months commencing on April 15, 2021.

(5)
Stock options vest as to 1/6th on March 22, 2021, with the remaining shares vesting in equal monthly installments over a period of 30 months commencing on April 22, 2021.

Director Compensation

Director compensation is intended to provide an appropriate level of remuneration considering the responsibilities, time requirements, and accountability of the directors.

The following table sets forth director compensation for the fiscal year ended June 30, 2022, paid by us (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert E. Hoffman(3)	30,868	—	89,963	—	—	—	120,831
Robert J, Toth, Jr.	61,500	—	89,963	—	—	—	151,463
Laura Johnson	57,524	—	89,963	—	—	—	147,487
Keith Murphy(4)	29,167	—	—	—	—	—	29,167
Tamara A. Seymour	59,855	—	31,487	—	—	—	91,342

(1)
For our fiscal year ended June 30, 2022, our directors were paid a $40,000 annual retainer, an additional annual retainer for chairing a committee, a retainer for being a member of a committee, and the chairman of the board was paid an additional annual retainer of $35,000.
(2)
On September 22, 2021, independent directors, other than Ms. Seymour, were granted 100,000 stock options exercisable at $1.24 per share until September 22, 2031. The options vest pro rata over one year from the date of grant. Ms. Seymour was granted 35,000 stock options on the same terms.
(3)
Mr. Hoffman was appointed as our president and chief executive officer on November 8, 2021. As a result, the Company ceased to pay directors fees to him as of November 8, 2021.
(4)
Mr. Murphy resigned from the board of directors on February 4, 2022. As a result, he forfeited any unvested stock options as of February 4, 2022.

Risk Management

We do not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 26, 2022, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our named executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock(2)
Directors and Named Executive Officers
Robert E. Hoffman	1,237,393	(3)	1.5%
Saiid Zarrabian	2,573,803	(4)	3.1%
John Liatos	464,137	(5)	*
Scott Praill	572,394	(6)	*
Dennis Brown, PhD	443,594	(7)	*
Robert J. Toth, Jr.	323,833	(8)	*
Laura Johnson	239,667	(9)	*
Tamara A. Seymour	82,917	(10)	*
All officers and directors as a group (6 persons)	2,899,797		3.5%

* Less than 1%

(1)
Except as otherwise indicated, the address of each beneficial owner is c/o Kintara Therapeutics, Inc., 9920 Pacific Heights Blvd, Suite 150, San Diego, CA 92121.
(2)
Applicable percentage ownership is based on 80,807,316 shares of common stock outstanding as of September 26, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of September 26, 2022 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 26, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)
Includes 1,182,393 shares issuable upon the exercise of vested stock options. Excludes 400,145 Restricted Stock Units which vest in four equal instalments beginning August 1, 2023.
(4)
Includes 2,517,713 shares issuable upon the exercise of vested stock options.
(5)
Includes 267,387 shares issuable upon the exercise of vested stock options.
(6)
Includes 535,208 shares issuable upon exercise of vested stock options. Excludes 240,087 Restricted Stock Units which vest in four equal instalments beginning August 1, 2023.
(7)
Includes 53,750 shares held by Valent Technologies, LLC and 383,026 shares issuable upon exercise of vested stock options. Excludes 240,087 Restricted Stock Units which vest in four equal instalments beginning August 1, 2023.
(8)
Includes 322,267 shares issuable upon exercise of vested stock options.
(9)
Includes 236,667 shares issuable upon exercise of vested stock options.
(10)
Includes 82,917 shares issuable upon exercise of vested stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of June 30, 2022:

Plan (in thousands, except per share amounts)	Number of securities to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(1)	8,693	$1.33	12,996
Equity compensation plans not approved by security holders – Del Mar (BC) 2013 Amended and Restated Stock Option Plan	117	$32.40	—
Totals	8,810	$1.74	12,996

(1)
As approved by our stockholders at the annual meeting of stockholders held on April 11, 2018, on July 7, 2017, as subsequently amended, our board of directors approved the adoption of the 2017 Plan. The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, as amended by our board of directors, our stockholders at our annual meeting of stockholders held on June 21, 2022, approved an increase to the number of shares reserved for issuance under the 2017 Plan to 22,000 shares of our common, less the number of shares of our common stock issued under the Legacy Plan or that are subject to grants of stock options made, or that may be made, under the Legacy Plan.

A total of 117 shares of our common stock, net of forfeitures, have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 8,693 shares of our common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving a potential 12,996 shares, net of exercises, of our common stock available for issuance under the Plan if all such options under the Legacy Plan were exercised and no new grants are made under the Legacy Plan. The maximum number of shares of our common stock with respect to which any one participant may be granted awards during any calendar year is 8% of our fully diluted shares of common stock on the date of grant (excluding the number of shares of our common stock issued under the 2017 Plan and/or the Legacy Plan or subject to outstanding awards granted under the 2017 Plan and/or the Legacy Plan). No award will be granted under the 2017 Plan on or after July 7, 2027, but awards granted prior to that date may extend beyond that date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Valent Technologies LLC

On September 12, 2010, Del Mar (BC) entered into a Patent Assignment Agreement (the “Assignment”) with Valent Technologies LLC pursuant to which Valent assigned to Del Mar (BC) its rights to patent applications and the prototype drug product related to VAL-083. In accordance with the Assignment the consideration paid by Del Mar (BC) was $250,000 to acquire the prototype drug product. In accordance with the terms of the Assignment, Valent is entitled to receive a future royalty on all revenues derived from the development and commercialization of VAL-083. In the event that Del Mar (BC) terminates the agreement, Del Mar (BC) may be entitled to receive royalties from Valent’s subsequent development of VAL-083 depending on the development milestones Del Mar (BC) has achieved prior to the termination of the Assignment. The Assignment has a term (on a country-by-country basis), of the later of ten years or until patent rights covered by the Assignment no longer exist, subject to earlier termination in the event Del Mar (BC) breaches its payment obligations and fails to remedy such breach within 60 days, or if either party materially beaches any of its obligations and does not cure such breach within 30 days after receipt of notice thereof.

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

St. Cloud Investments, LLC

We acquired certain Miravant assets, including the REM-001 Therapy and the associated technology and intellectual property, through an asset purchase agreement with St. Cloud Investments, LLC (“St. Cloud”), dated November 26, 2012, as amended (the “St. Cloud Agreement”). St. Cloud was previously a Miravant creditor and acquired these Miravant assets pursuant to a foreclosure process St. Cloud completed under California law. Pursuant to the terms of the St. Cloud Agreement, we are obligated to make certain payments under the agreement. The amounts paid or owed under that agreement are as follows:

•
Thirteen thousand dollars ($13,000) was paid to Steven Rychnovsky, PhD, our former Vice President, Research and Development, upon the initial closing of an Adgero private placement conducted in 2016 (the “2016 Private Placement”).
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

In addition, we must pay to St. Cloud and one of our former officers, Steven Rychnovsky, PhD, in the aggregate, a royalty fee of six percent (6%) of net sales during the royalty term on a country-by-country and product-by-product basis with St. Cloud receiving a royalty rate of four and eight tenths percent (4.8%) and Steven Rychnovsky, PhD, receiving a royalty of one and two tenths percent (1.2%). The royalty term for a product commences on the first commercial sale of the product, such as REM-001 Therapy, in any country, and the royalty fee must be paid within 30 days of each calendar quarter during which revenue is collected. The royalty term terminates on the later of (i) the invalidation, revocation, lapse or expiration of the last to expire valid claim on any patent acquired in the St. Cloud Agreement that would be infringed by the sale of the product in the country where the commercial sale takes place or (ii) the expiration of the period for which we hold exclusive marketing rights of the product in the country, if we were granted those rights under the St. Cloud Agreement.

Director Independence

Robert J. Toth, Jr., Laura Johnson, and Tamara A. Seymour are independent as that term is defined under the Nasdaq Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

On July 31, 2019, Marcum LLP (“Marcum”), Certified Public Accountants, were appointed as our auditors.

The following is a summary of fees paid by us for professional services rendered by Marcum for the years ended June 30, 2022, and 2021.

	Year Ended June 30, 2022	Year Ended June 30, 2021
Audit fees	$225,900	$200,599
Audit related fees	$44,869	$27,077
Tax fees	$—	$—
All other fees	$—	$—
Total fees	$270,769	$227,676

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

Tax Fees. Marcum has not performed any tax compliance services for us during the years ended June 30, 2022, or 2021.

All other fees. Marcum has not received any other fees from us for the years ended June 30, 2022, or 2021.

In accordance with applicable laws, rules and regulations, our audit committee charter and pre-approval policies established by the audit committee require that the audit committee review in advance and pre-approve all audit and permitted non-audit fees for services provided to us by our independent registered public accounting firm. The services performed by, and the fees to be paid to, Marcum in 2022 and 2021, respectively, were approved by the audit committee.

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

3.4	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022)

3.5	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014)

3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013)

3.7	Certificate of Change (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2016)

3.8	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016)

3.9

Certificate of Amendment to the Articles of Incorporation, as amended, of DelMar Pharmaceuticals Inc., dated April 11, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.10

Certificate of Correction to the Company’s articles of incorporation, filed with the Secretary of State of the State of Nevada on April 17, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2019)

3.11

Certificate of Change of DelMar Pharmaceuticals, Inc., dated May 7, 2019 and effective May 8, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2019)

3.12

Certificate of Amendment to the Articles of Incorporation, as amended, of DelMar Pharmaceuticals Inc., dated June 26, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2019)

3.13

Certificate of Amendment to the Articles of Incorporation of the Company, dated August 19, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020)

3.14

Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020)

3.15

Certificate of Designation of Preferences, Rights and Limitations of Series C-2 Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2020)

3.16

Certificate of Designation of Preferences, Rights and Limitations of Series C-3 Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020)

3.17

Certificate of Amendment to the Articles of Incorporation, as amended, of Kintara Therapeutics, Inc., dated June 25, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2021)

3.18

Certificate of Amendment to the Articles of Incorporation, as amended, of Kintara Therapeutics, Inc., dated June 21, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2022)

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2017)

4.2	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.3	Form of Pre-Funded Warrant Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.5	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020)

4.7	Description of Securities (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed with the SEC on September 18, 2020)

4.8	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.9	Form of Pre-Funded Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.10	Form of Placement Agent Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.11	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2022)

4.12	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2022)

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

10.18

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

10.20	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on Jun 25, 2018)

10.21

Amendment No. 3 to Employment Agreement, dated as of April 6, 2020, by and between Adgero Biopharmaceuticals Holdings, Inc. and Steven J. Rychnovsky (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 2, 2020)

10.22	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 2, 2020)

10.23	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020)

10.24

Placement Agency Agreement, dated June 24, 2020, by and among DelMar Pharmaceuticals, Inc. and Aegis Capital Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020)

10.25

Amendment to the 2017 Omnibus Equity Incentive Plan of Kintara Therapeutics, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on September 18, 2020)

10.26

Amendment to the 2017 Omnibus Equity Incentive Plan of Kintara Therapeutics, Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2021)

10.27	Form of Securities Purchase Agreement, dated September 23, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

10.28

Executive Employment Agreement, dated November 8, 2021, by and between the Company and Robert Hoffman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021)

10.29

Second Amended Employment Agreement, dated November 8, 2021, by and between the Company and Saiid Zarrabian (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021)

10.30

Form of Securities Purchase Agreement, dated April 12, 2022, by and between Kintara Therapeutics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2022)

10.31

Placement Agency Agreement, dated April 12, 2022, by and between Kintara Therapeutics, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2022)

10.32

Separation and General Release Agreement between the Company and Saiid Zarrabian, dated May 20, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2022)

10.33	Amendment to the 2017 Omnibus Equity Incentive Plan of Kintara Therapeutics, Inc.*

10.34

Purchase Agreement, dated as of August 2, 2022, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2022)

10.35

Registration Rights Agreement, dated as of August 2, 2022, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2022)

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

KINTARA THERAPEUTICS, INC.

Dated: September 27, 2022	By:	/s/ Robert E. Hoffman
		Name:	Robert E. Hoffman
		Title:	Chief Executive Officer (Principal Executive Officer)

Dated: September 27, 2022	By:	/s/ Scott Praill
		Name:	Scott Praill
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert E. Hoffman	Chief Executive Officer, Director	September 27, 2022
Robert E. Hoffman	(Principal Executive Officer)

/s/ Scott Praill	Chief Financial Officer	September 27, 2022
Scott Praill	(Principal Financial and Accounting Officer)

/s/ Dennis Brown	Chief Scientific Officer	September 27, 2022
Dennis Brown

/s/ Tamara A. Seymour	Director	September 27, 2022
Tamara A. Seymour

/s/ Robert J. Toth	Director	September 27, 2022
Robert J. Toth

/s/ Laura Johnson	Director	September 27, 2022
Laura Johnson