Form 10-Q
period 2022-09-30
Kintara Therapeutics, Inc.
filed 2022-11-09
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Number of shares of common stock outstanding as of November 8, 2022 was 80,807,316.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the three months ended September 30, 2022

(expressed in US dollars unless otherwise noted)

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Balance Sheets

(In thousands, except par value amounts)

		September 30, 2022	June 30, 2022
	Note	$	$
		(unaudited)
Assets
Current assets
Cash and cash equivalents		7,085	11,780
Prepaid expenses, deposits and other		1,071	1,478
Total current assets		8,156	13,258
Clinical trial deposit	3	4,300	2,600
Property and equipment, net	4	754	90
Total assets		13,210	15,948
Liabilities
Current liabilities
Accounts payable and accrued liabilities		2,943	3,269
Related party payables	5,6	573	721
Total current liabilities		3,516	3,990
Milestone payment liability		76	163
Total liabilities		3,592	4,153
Stockholders' equity
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at September 30, 2022 (June 30, 2022 – 279)	5,6	279	279
17 Series C shares at September 30, 2022 (June 30, 2022 – 17)	6	12,275	12,275
Common stock
Authorized
275,000 shares at September 30, 2022 (June 30, 2022 - 275,000), $0.001 par value
Issued and outstanding
80,807 issued at September 30, 2022 (June 30, 2022 – 65,533)	6	81	66
Additional paid-in capital	6	138,278	135,510
Accumulated deficit		(141,316)	(136,356)
Accumulated other comprehensive income		21	21
Total stockholders’ equity		9,618	11,795
Total liabilities and stockholders’ equity		13,210	15,948
Nature of operations, corporate history, going concern and management plans (note 1)
Subsequent events (note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

		Three months ended September 30,
	Note	2022	2021
Expenses
Research and development		$3,171	$3,793
General and administrative		1,475	2,178
		(4,646)	(5,971)
Other income
Foreign exchange		11	4
Interest, net		39	1
		50	5
Net loss for the period		(4,596)	(5,966)
Computation of basic loss per share
Net loss for the period		(4,596)	(5,966)
Series A Preferred cash dividend	6	(2)	(2)
Series C Preferred stock dividend	6	(362)	(2,462)
Net loss for the period attributable to common stockholders		$(4,960)	$(8,430)
Basic and fully diluted loss per share		$(0.07)	$(0.25)
Basic and fully diluted weighted average number of shares		73,205	34,281

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

For the three months ended September 30, 2022

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total stockholders' equity $
Balance - June 30, 2022	65,533	66	135,510	21	12,554	(136,356)	11,795
Issuance of shares - net of issue costs	13,100	13	1,890	—	—	—	1,903
Stock option expense	—	—	518	—	—	—	518
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series C Preferred stock dividend	2,174	2	360	—	—	(362)	—
Loss for the period	—	—	—	—	—	(4,596)	(4,596)
Balance - September 30, 2022	80,807	81	138,278	21	12,554	(141,316)	9,618

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

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(In thousands)

		Three months ended September 30,
		2022	2021
	Note	$	$
Cash flows from operating activities
Loss for the period		(4,596)	(5,966)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	4	15	15
Change in fair value of milestone liability		(87)	(3)
Warrants issued for services	6	—	31
Stock option expense	6	518	811
Changes in operating assets and liabilities
Prepaid expenses, deposits and other		(40)	(13)
Clinical trial deposit		(1,700)	—
Accounts payable and accrued liabilities		(331)	122
Related party payables		(148)	(70)
Net cash used in operating activities		(6,369)	(5,073)
Cash flows from investing activities
Purchase of equipment	3	(232)	—
Net cash used in investing activities		(232)	—
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	6	1,908	13,803
Warrants exercised for cash	6	—	74
Series A preferred cash dividend	5	(2)	(2)
Net cash provided by financing activities		1,906	13,875
(Decrease) increase in cash and cash equivalents		(4,695)	8,802
Cash and cash equivalents – beginning of period		11,780	10,537
Cash and cash equivalents – end of period		7,085	19,339
Supplementary information (note 7)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2022

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

On August 19, 2020, the Company completed its merger with Adgero Biopharmaceuticals Holdings, Inc., a Delaware corporation ("Adgero") in which Adgero continued its existence under Delaware law and became a direct, wholly-owned subsidiary of the Company. Following the completion of the merger, the Company changed its name from DelMar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. and began trading on The Nasdaq Capital Market LLC ("Nasdaq") under the symbol “KTRA”.

Kintara Therapeutics, Inc. is the parent company of Del Mar (BC), a British Columbia, Canada corporation and Adgero which are clinical-stage companies with a focus on the development of drugs for the treatment of cancer. The Company is also the parent company to Callco and Exchangeco which are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the Reverse Acquisition. In connection with the Adgero merger, the Company also became the parent company of Adgero Biopharmaceuticals, Inc. (“Adgero Bio”), formerly a wholly-owned subsidiary of Adgero.

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

For the three months ended September 30, 2022, the Company reported a loss of $4,596 and a negative cash flow from operations of $6,369. The Company had an accumulated deficit of $141,316 and had cash and cash equivalents of $7,085 as of September 30, 2022. The Company is in the clinical stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidates are commercialized, or partnered, which may not ever occur. On August 2, 2022, the Company entered into a stock purchase agreement under which the Company ultimately received approximately $1,908 in net proceeds as of September 30, 2022 which is the current maximum available under the stock purchase agreement. Even with the proceeds from this financing, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these condensed consolidated interim financial statements.

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

Unaudited interim financial data

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the June 30, 2022 audited consolidated financial statements of the Company included in the Company’s Form 10-K filed with the SEC on September 27, 2022. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023, or for any other future annual or interim period.

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

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the three-month periods ended September 30, 2022, and 2021, diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, and convertible preferred shares is anti-dilutive. As of September 30, 2022, potential common shares of 35,704 (2021 – 19,152) related to outstanding common share warrants, 2,100 (2021 – 2,100) related to outstanding Series C preferred stock warrants, 12,291 (2021 – 6,809) related to stock options, and 14,496 (2021 – 15,828) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over its estimated useful life of three to seven years.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated interim financial statements.

3 Clinical trial deposit

In October 2020, the Company announced that it had entered into a final agreement with a contract research organization (“CRO”) for the management of the Company’s registration study for glioblastoma multiforme. Under the agreement, the Company will supply the drug for the study and the CRO will manage all operational aspects of the study including site activation and patient enrollment. The Company is required to make certain payments under the agreement related to patient enrollment milestones. For the three months ended September 30, 2022, the Company has recognized $1,840 (2021 – $1,952), respectively, of expenses for this study in relation to clinical site initiation and patient enrollment.

During the three months ended September 30, 2022 the Company paid an additional $1,700 to the CRO in relation to the study deposit. As of September 30, 2022, the Company has made deposit payments totaling $4,300 to the CRO. It is anticipated that the deposit will be applied to future invoices, or refunded to the Company, beyond twelve months from September 30, 2022. The Company can terminate the study at any time. Upon termination, the Company will be liable for any payments due to the effective date of the termination as well as any non-refundable costs incurred by the CRO prior to the date of termination.

4 Property and equipment, net

$ (thousands)
Balance, June 30, 2022	90
Additions	679
Less depreciation	(15)
Balance, September 30, 2022	754

At September 30, 2022, the total capitalized cost of property and equipment was $859 (June 30, 2022 - $180), of which $679 is not in use. The Company has recognized $15 in depreciation expense in each of the periods ended September 30, 2022 and 2021 on equipment in use of $180.

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

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $279 (including aggregate accrued interest to September 30, 2014, of $29), issued to Valent by Del Mar (BC), for 279 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For the three months ended September 30, 2022, and 2021, respectively, the Company recorded $2 related to the dividend paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

Related party payables

As of September 30, 2022, there is an aggregate amount of $573 (June 30, 2022 - $721) payable to the Company’s officers and directors for fees, expenses, and accrued bonuses and other liabilities.

6 Stockholders’ equity

Preferred stock

Series C Preferred Stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2022 and September 30, 2022	16,838	12,275

In August 2020, the Company issued 25,028 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) in three separate closings of a private placement (Series C-1, C-2, and C-3). Each share of Series C Preferred Stock was issued at a purchase price of $1,000 per share and is convertible into shares of common stock based on the respective conversion prices which were determined at the closing of each round of the private placement. The conversion prices for the Series C-1 Preferred Stock, Series C-2 Preferred Stock, and the Series C-3 Preferred Stock are $1.16, $1.214, and $1.15, respectively. Subject to ownership limitations, the owners of the Series C Preferred Stock are entitled to receive dividends, payable in shares of common stock at a rate of 10%, 15%, 20% and 25% of the number of shares of common stock issuable upon conversion of the Series C Preferred Stock, on the 12th, 24th, 36th and 48th month, anniversary of the initial closing of the private placement. The Company paid the 12th and 24th month anniversary dividends of 10% and 15% common stock dividends on August 19, 2021 and 2022, respectively.

The Series C Preferred Stock dividends do not require declaration by the board of directors and are accrued annually as of the date the dividend is earned in an amount equal to the fair value of the Company’s common stock on the dates the respective dividends are paid. The fair value of the Series C Preferred Stock dividend paid on August 19, 2022, was determined by multiplying the dividends paid of 2,174 by the Company’s closing share price on August 19, 2022, of $0.1667 per share for a total fair value of $362. Any outstanding shares of Series C Preferred Stock will automatically convert to shares of common stock on August 19, 2024. In addition, as part of the Series C Preferred financing, the Company issued warrants to the placement agent (“Series C Agent Warrants”).

The Company’s Series C Preferred Stock outstanding, conversion shares, and aggregate dividends as of September 30, 2022, are as follows:

Series	Number	Conversion price $	Number of conversion shares (in thousands)	Dividend Shares (in thousands)
Series 1	13,945	1.16	12,022	8,641
Series 2	898	1.21	740	518
Series 3	1,995	1.15	1,734	1,237
	16,838		14,496	10,396

Series C Dividends	Dividend Shares (in thousands)
10% - August 19, 2021 (actual)	1,698
15% - August 19, 2022 (actual)	2,174
20% - August 19, 2023 (estimated)	2,899
25% - August 19, 2024 (estimated)	3,625
10,396

The Series C Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock shall be pari passu in liquidation to the Company’s Series A Preferred Stock. The liquidation value of the Series C Preferred Stock at September 30, 2022, is the stated value of $16,838 (June 30, 2022 - $16,838).

Series B Preferred Stock

The Company previously issued Series B Preferred Stock that has since been fully converted to shares of common stock. As part of the Series B Preferred Stock financing, the Company and the Series B Preferred Stockholders entered into a royalty agreement, pursuant to which the Company will pay the holders of the Series B Preferred Stock, in aggregate, a single-digit royalty based on their pro rata ownership of the Series B Preferred Stock on products sold directly by the Company or sold pursuant to a licensing or partnering arrangement, should such events occur.

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

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock shall be pari passu in liquidation to the Company’s Series C Preferred Stock. The liquidation value of the Series A Preferred stock at September 30, 2022 is its stated value of $279 (June 30, 2022 - $279).

There was no change to the Series A Preferred stock for the three months ended September 30, 2022 or 2021.

Common stock

Common stock issuances during the three months ended September 30, 2022

On August 2, 2022, the Company entered into a purchase agreement, dated as of August 2, 2022 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $20,000 of shares (the “Purchase Shares”) of the Company’s common stock. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to take certain actions relating to the registration of the offer and sale of the shares of common stock available for issuance under the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 1,630 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement.

Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to present Lincoln Park with a purchase notice directing Lincoln Park to purchase up to 500 Purchase Shares provided that the closing sale price of the common stock on the purchase date is not below a threshold price set forth in the Purchase Agreement (a “Regular Purchase”). The Company and Lincoln Park may mutually agree to increase the Regular Purchase amount with respect to any Regular Purchase under the Purchase Agreement, provided that Lincoln Park’s maximum committed purchase obligation under any single Regular Purchase shall not exceed $2,000. The purchase price per share for each Regular Purchase is based on prevailing market prices of the common stock immediately preceding the time of sale as computed in accordance with the terms set forth in the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of common stock under the Purchase Agreement.

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

The aggregate number of shares that the Company can issue or sell to Lincoln Park under the Purchase Agreement may in no case exceed 13,100 shares of the common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of our common stock to Lincoln Park under the Purchase Agreement equals or exceeds $0.2024 per share (which represents the lower of (A) the official closing price of the Company's common stock on Nasdaq on the trading day immediately preceding the date of the Purchase Agreement and (B) the average official closing price of the Company's common stock on Nasdaq for the five consecutive trading days ending on the trading day on the date of the Purchase Agreement, adjusted such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules). The Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement.

During the three months ended September 30, 2022, the Company sold 11,470 shares of common stock for total net proceeds of approximately $1,903 under this facility. As of September 30, 2022, the sales made under the Purchase Agreement are the maximum amounts available due to ownership limitations under Nasdaq rules.

Common stock issuances during the three months ended September 30, 2021

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

Stock options

2017 Omnibus Incentive Plan

As subsequently approved by the Company’s stockholders at an annual meeting of stockholders on April 11, 2018, the Company’s board of directors approved the adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”), as amended. The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. As approved by the Company’s stockholders on June 21, 2022, the number of common shares available under the 2017 Plan is 22,000 shares. Under the 2017 Plan, 22,000 shares of Company common stock are currently reserved for issuance, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”), or that are subject to grants of stock options made, or that may be made, under the Legacy Plan, or that have been previously exercised. A total of 117 shares of common stock have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 12,174 shares of common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving 9,515 shares of common stock available at September 30, 2022 for issuance under the 2017 Plan if all such options under the Legacy Plan were exercised, net of stock options previously exercised.

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

During the three months ended September 30, 2022, a total of 3,481 stock options to purchase shares of common stock were granted to directors and officers of the Company. Of the total stock options granted, 300 have an exercise price of $0.255 per share and vest in 12 equal monthly installments beginning on August 1, 2022. The remaining 3,181 stock options granted have an exercise price of $0.1757 per share and vest as to 25% on August 1, 2023, with the remaining portion vesting in equal monthly installments over a period of 36 months commencing on September 1, 2023. All of the options to purchase shares of common stock granted have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

The following table sets forth changes in stock options outstanding under all plans:

	Number of stock options outstanding (in thousands)	Weighted average exercise price
Balance – June 30, 2022	8,810	1.74
Granted	3,481	0.18
Balance – September 30, 2022	12,291	1.30

The following table summarizes stock options outstanding and exercisable under all plans at September 30, 2022:

Exercise price $	Number Outstanding at September 30, 2022 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at September 30, 2022 (in thousands)
0.18	3,181	9.84	—
0.26	300	9.76	25
0.33	10	9.47	—
0.61	816	3.27	816
0.74	250	7.12	167
0.96	3,519	9.11	—
1.24	335	8.98	335
1.36	300	7.98	199
1.37	75	8.58	30
1.70	3,282	2.80	3,052
6.10	17	6.11	17
8.70	12	0.40	12
9.83	83	0.40	83
10.60	4	5.54	4
11.70	30	0.41	30
21.10	7	2.58	7
29.60	2	2.35	2
37.60	5	3.37	5
41.00	4	4.12	4
42.00	30	0.88	30
44.80	3	3.37	3
49.50	13	4.39	13
53.20	8	3.60	8
61.60	2	0.50	2
92.00	3	0.67	3
	12,291		4,847

Stock options granted during the three months ended September 30, 2022, have been valued using a Black-Scholes pricing model with the following assumptions:

September 30, 2022
Dividend rate	—%
Estimated volatility	91.40%
Risk-free rate	2.67%
Expected term – years	6.08

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

The Company has recognized the following amounts as stock option expense for the periods noted (in thousands):

	Three months ended September 30,
	2022 $	2021 $
Research and development	140	244
General and administrative	378	567
	518	811

All of the stock option expense for the periods ended September 30, 2022, and 2021, has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at September 30, 2022 was $nil (2021 - $235) and the aggregate intrinsic value of stock options exercisable at September 30, 2022 was $nil (2021 - $197). As of September 30, 2022, there was $1,757 in unrecognized compensation expense that will be recognized over the next 3.32 years.

The following table sets forth changes in unvested stock options under all plans:

	Number of Options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2022	4,199	1.02
Granted	3,481	0.18
Vested	(236)	1.05
Unvested at September 30, 2022	7,444	0.63

The aggregate intrinsic value of unvested stock options at September 30, 2022 was $332 (2021 - $38). The unvested stock options have a remaining weighted average contractual term of 9.37 years (2021 – 9.03).

Restricted stock units

As of September 30, 2022, the Company has issued 880 restricted stock units ("RSU") to its officers. Subject to providing continuous service to the Company, the RSU vest in four equal annual installments commencing August 1, 2023.

Common stock warrants

The following table sets forth changes in outstanding common stock warrants:

	Number of Warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2022	36,024	0.99
Expiry of 2018 Investor warrants	(280)	12.50
Expiry of 2018 Agent warrants	(40)	12.50
Balance – September 30, 2022	35,704	0.88

The following table summarizes the Company’s outstanding common stock warrants as of September 30, 2022:

Description of warrants	Number (in thousands)	Exercise price $	Expiry date

2022 April Investor warrants	16,226	0.41	April 14, 2027
2022 Investor warrants	12,000	1.25	March 28, 2025
2020 Investor warrants	3,264	1.00	August 16, 2024
2019 Investor warrants	760	3.10	June 5, 2024
NBTS Warrants	125	1.09	June 19, 2025
Warrants issued for services	6	17.80	January 25, 2023
Warrants issued for services	34	11.70	February 27, 2023
Warrants issued for services	14	9.00	October 11, 2023
Warrants issued for services	280	0.75	November 18, 2023
Warrants issued for services	125	0.64	January 20, 2024
Warrants issued for services	280	1.49	September 22, 2023
Warrants issued for services	50	1.49	September 22, 2023
Warrants issued for services	50	1.82	November 13, 2023
Warrants issued for services	100	1.47	January 7, 2024
Warrants issued for services	70	2.75	February 17, 2024
Warrants issued for services	50	2.38	February 25, 2024
2022 April Agent warrants	1,623	0.66	October 14, 2026
2022 Agent warrants	600	1.56	March 28, 2025
2019 Agent warrants	47	3.88	June 3, 2024
	35,704

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

The following table sets forth changes in outstanding Series C Agent Warrants:

	Balance June 30, 2022	Number of Warrants Issued	Number of Warrants Exercised	Balance, September 30, 2022	Conversion price $
Preferred Series C-1 Agent Warrants	1,929	—	—	1,929	1.16
Preferred Series C-2 Agent Warrants	219	—	—	219	1.21
Preferred Series C-3 Agent Warrants	296	—	—	296	1.15
	2,444	—	—	2,444

The following table summarizes the Company’s outstanding Series C Agent Warrants as of September 30, 2022:

Series C Agent Warrants	Number	Conversion price $	Number of conversion shares (in thousands)	Cumulative common stock dividends (in thousands)
Series 1	1,929	1.16	1,663	1,164
Series 2	219	1.21	180	126
Series 3	296	1.15	257	180
	2,444		2,100	1,470

7 Supplementary statement of cash flows information

The Company incurred the following non-cash investing and financing transactions (in thousands):

	Three months ended September 30,
	2022 $	2021 $
Series C Preferred Stock common stock dividend (note 6)	362	2,462
Non-cash issue costs (note 6)	289	333
Issue costs in accounts payable and accrued liabilities	48	169
Equipment additions reclassified from prepaid expenses	447	—
Income taxes paid	—	—
Interest paid	—	—

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. As at September 30, 2022, the Company’s milestone payment liability was measured using level 3 inputs (note 3).

	September 30, 2022
Liability	Level 1	Level 2	Level 3
Milestone payment liability	—	—	76

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, and related party payables. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

9 Subsequent events

REM-001 program pause

Subsequent to September 30, 2022, the Company made the decision to pause the REM-001 program. Costs relating to the decision to pause the program will be recognized as incurred and will be expensed as there is no future benefit to the REM-001 clinical development expenses created by the pause decision. No costs relating to the pause decision have been recognized as of September 30, 2022.

Stock Options

Subsequent to September 30, 2022, 267 stock options at an exercise price of $1.70 per share expired.

The Company has evaluated its subsequent events from September 30, 2022, through the date these condensed consolidated interim financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated interim financial statements other than the items noted above.

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

You should review the factors and risks we describe under “Risk Factors” in our report on Form 10-K for the year ended June 30, 2022, and in our other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

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

Regarding the VAL-083 study arm of the Global Coalition for Adaptive Research (“GCAR”) glioblastoma multiforme (“GBM”) Adaptive Global Innovative Learning Environment (“AGILE”) registrational Phase 2/3 clinical study (the “GBM AGILE Study”) that is currently being conducted at multiple sites in the United States, Canada and Europe, we have not experienced any significant COVID-19 impacts on patient enrollment or treatment. With respect to the REM-001 drug supply, we have experienced some delays in contract manufacturing schedules and supplies which we attribute to COVID-19. As a result of the Company's decision to pause the REM-001 program in order to conserve cash resources, the current delays should not have an impact on our REM-001 program timeline.

Including net proceeds of approximately $1.9 million received from sales under the Purchase Agreement with Lincoln Park, we estimate that we have cash available to fund planned operations for less than one year from the date of issuance of our September 30, 2022 condensed consolidated interim financial statements. The COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. The ultimate impact of the COVID-19 pandemic on our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and new information which may emerge concerning the severity of the COVID-19 pandemic. We may not be able to raise sufficient additional capital and may tailor our drug candidate development programs based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

Background

Kintara Therapeutics, Inc. is a clinical stage, biopharmaceutical company focused on the development and commercialization of new cancer therapies. On August 19, 2020, the Company completed its merger with Adgero Biopharmaceuticals Holdings, Inc., a Delaware corporation ("Adgero") in which Adgero continued its existence under Delaware law and became a direct, wholly-owned subsidiary of the Company. Following the completion of the merger, we changed our name from DelMar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. and began trading on The Nasdaq Capital Market LLC ("Nasdaq") under the symbol “KTRA”.

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

Our two lead candidates are VAL-083, a novel, validated, DNA-targeting agent, for the treatment of drug-resistant solid tumors such as glioblastoma multiforme (“GBM”) and potentially other solid tumors, including ovarian cancer, non-small cell lung cancer (“NSCLC”), and diffuse intrinsic pontine glioma (“DIPG”), and REM-001, a late-stage photodynamic therapy (“PDT”) for the treatment of cutaneous metastatic breast cancer (“CMBC”). PDT is a treatment that uses light sensitive compounds, or photosensitizers, that, when exposed to specific wavelengths of light, act as a catalyst to produce a form of oxygen that induces local tumor cell death. The Company has paused the REM-001 program in order to conserve cash resources.

Recent Highlights

•
On October 19, 2022, we announced that the REM-001 program in CMBC was paused to conserve cash which will be used to support the funding of our ongoing international registrational study for VAL-083 in GBM. By pausing the REM-001 program, we expect to save approximately $3.0 million through 2023.
•
On September 8, 2022, we announced that three posters were accepted for data presentation at the 2022 Society for Neuro-Oncology (“SNO”) Annual Meeting. The 2022 SNO Annual Meeting will be held from November 16 through November 20, 2022, in Tampa, Florida.
•
On August 9, 2022, we announced that we had received a Study May Proceed letter from the United States Food and Drug Administration ("FDA") to begin our 15-patient study evaluating REM-001 PDT for the treatment of CMBC. This study is intended to aid in the design of a planned Phase 3 registrational study.
•
On August 2, 2022, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $20.0 million of shares of our common stock, subject to the satisfaction of the conditions contained in the agreement as well certain limitations contained therein. As of November 8, 2022, we have received approximately $1.9 million from sales under the Purchase Agreement with Lincoln Park.
•
On June 15, 2022, we received notice from the FDA that we were granted Fast Track Designation ("FTD") for VAL-083 for the treatment of patients with newly-diagnosed unmethylated GBM.
•
On June 3, 2022, we received written notification from the Listing Qualification Department of The Nasdaq Stock Market LLC ("Nasdaq") granting our request for a 180-day extension to regain compliance with Nasdaq's minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). We have until November 28, 2022, to meet the requirement.

Targeted Clinical Milestones

We expect topline results 12 months after the last patient is randomized for our GCAR GBM AGILE international registrational study for VAL-083 around the end of the fourth quarter of calendar 2023.

Product Pipeline

Kintara Product Pipeline – Multiple Shots on Goal

PRECLINICAL	IND	PHASE 1	PHASE 2	PHASE 3	Orphan Drug Designation	Fast Track Designation

LEAD INDICATIONS

VAL-083: Glioblastoma multiforme — Newly-Diagnosed Unmethylated

VAL-083: Glioblastoma multiforme — Newly-Diagnosed Methylated

VAL-083: Glioblastoma multiforme — Recurrent

International Registrational Study (GCAR/AGILE) in newly-diagnosed and recurrent patients
Top line results expected around the end of 2023

REM-001: Cutaneous Metastatic Breast Cancer

Fifteen-patient study leading into Pivotal Study
Program currently paused to conserve cash

Orphan Drug Designation (VAL-083 Glioblastoma multiforme): Malignant Gliomas (US), Medulloblastoma (US), Glioma (EU)

Fast Track Designation: ✓ (Newly-Diagnosed Unmethylated), ✓ (Recurrent)

FOLLOW-ON INDICATIONS

REM-001: Recurrent Basal Cell Carcinoma Nevus Syndrome — Orphan Drug Designation: BCCNS (US)

VAL-083: Ovarian Cancer — Orphan Drug Designation: Ovarian Cancer (US)

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

Our corporate strategy is to advance VAL-083 on an indication-by-indication basis, and then to consider out-licensing when a corporate development program has matured enough to warrant proper licensing valuations. In addition to VAL-083’s applicability to multiple solid tumor indications, we are also constantly evaluating licensing or acquiring additional product candidates, in order to establish a product pipeline and to position us for long-term sustainability and growth of shareholder value. We believe the experience of our clinical development team will position us to efficiently develop possible drug candidates that we may acquire, or license, in the future.

We intend to continue to evaluate options for our strategic direction. These options may include raising additional capital, the acquisition of another company and/or complementary assets, our sale, or another type of strategic partnership.

VAL-083 Clinical Studies

GBM AGILE Study

On October 21, 2020, we announced we had entered into a definitive agreement with GCAR and on January 13, 2021, we announced the initiation of patient recruitment for the VAL-083 study arm of the GBM AGILE Study. VAL-083 is currently being evaluated in all three GBM patient subtypes in the GBM AGILE Study: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent. The GBM AGILE Study employs a cost-efficient, adaptive study design with a stage 1 (Phase 2) learning and adapting phase and a stage 2 (Phase 3) expansion and confirmation phase. The GBM AGILE Study is currently enrolling patients in our arm of the study at 39 clinical sites in the United States, four in Canada, and two in Europe. GCAR plans to enroll 150-200 patients in the Kintara arm of the study at over 40 sites in the U.S. Canada, and Europe with potential to increase this total to 65 clinical study centers worldwide. GCAR has previously announced that the GBM AGILE Study has screened over 1,000 patients and that enrollment rates for the study are 3 to 4 times greater than traditional GBM studies, with active sites averaging 0.75 to 1 patient per site per month.

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

Safety Across Studies

Consistent with prior studies, myelosuppression was the most common adverse event with VAL-083 in both the recurrent GBM and adjuvant treatment settings in our completed Phase 2 studies. In the 30 mg/m2/day starting dose cohort (the dose being studied in the GBM AGILE Study) five subjects experienced a serious adverse event (“SAE”) possibly related to VAL-083 in the recurrent group and one patient experienced a possible drug-related SAE in the newly-diagnosed adjuvant group.

In the newly-diagnosed first-line Phase 2 study three subjects experienced an SAE possibly related to VAL-083. Multiple treatment cycles of VAL-083 at the 30 mg/m2/day dose in combination with standard radiation treatment (2 Gray/day, 5 days/week) were shown to be generally safe and well-tolerated.

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

Based on published research and our own data, the cytotoxic functional groups, and the mechanism of action of VAL-083 are functionally different from alkylating agents commonly used in the treatment of cancer. VAL-083 has previously demonstrated activity in cell lines that are resistant to other types of chemotherapy. No evidence of cross-resistance has been reported in published clinical studies.

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

As a result of our review of the historical data, we submitted questions to the FDA under a Type C format to review the technology and results and determine the anticipated requirements for regulatory approval. On March 3, 2017, we received the FDA’s written response to these questions. Based on that response, we have successfully manufactured REM-001 and developed light delivery devices for our planned 15-patient Phase 2 study. We received a Study May Proceed letter from the FDA for our 15-patient study on August 9, 2022.

On October 19, 2022, we announced that the REM-001 program in CMBC was paused to conserve cash which will be used to support the funding of our ongoing international registrational study for VAL-083 in GBM. By pausing the REM-001 program, we expect to save approximately $3.0 million through 2023.

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

On August 19, 2020, we acquired Adgero and changed our name from DelMar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. We are the parent company to the following entities:

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

Outstanding Securities

As of November 8, 2022, we had 80,807,316 shares of common stock issued and outstanding, outstanding warrants to purchase 35,703,722 shares of common stock, warrants to purchase 2,444 shares of our Series C Preferred Stock that upon exercise are convertible into 2,100,302 shares of common stock, outstanding stock options to purchase 12,023,698 shares of common stock, 16,838 outstanding shares of Series C Preferred Stock that are convertible into 14,496,100 shares of common stock. All common stock warrants and stock options are convertible, or exercisable into, one share of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $1.16 per share (Series C-1), $1.214 per share (Series C-2) or $1.15 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at September 30, 2022, and June 30, 2022, is the US$. The following tables represent selected financial information for us for the periods presented. All amounts in the remainder of this MD&A are expressed in thousands, except par value and per share amounts, unless otherwise noted.

Selected Balance Sheet Data

	September 30, 2022 $	June 30, 2022 $
	(in thousands)
Cash and cash equivalents	7,085	11,780
Working capital	4,640	9,268
Total assets	13,210	15,948
Total stockholders’ equity	9,618	11,795

Selected Statement of Operations Data

For the three months ended

	September 30, 2022	September 30, 2021
	$	$
	(in thousands, except per share data)
Expenses
Research and development	3,171	3,793
General and administrative	1,475	2,178
	(4,646)	(5,971)
Other income (loss)
Foreign exchange	11	4
Interest, net	39	1
	50	5
Net loss for the period	(4,596)	(5,966)
Series A Preferred cash dividend	(2)	(2)
Series C Preferred stock dividend	(362)	(2,462)
Net loss for the period attributable to common stockholders	(4,960)	(8,430)
Basic and fully diluted weighted average number of shares	73,205	34,281
Basic and fully diluted loss per share	(0.07)	(0.25)

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

For the three months ended

	September 30, 2022 $	September 30, 2021 $
	(in thousands)
Research and development - GAAP	3,171	3,793
Less: non-cash, share-based compensation expense	(140)	(244)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	3,031	3,549
General and administrative - GAAP	1,475	2,178
Less: non-cash, share-based compensation expense	(378)	(598)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	1,097	1,580

Results of Operations

Comparison of the three months ended September 30, 2022, and September 30, 2021

	Three months ended
	September 30, 2022 $	September 30, 2021 $	Change $	Change %
	(in thousands)
Expenses
Research and development	3,171	3,793	(622)	(16)
General and administrative	1,475	2,178	(703)	(32)
	(4,646)	(5,971)	1,325
Other income (loss)
Foreign exchange	11	4	7	175
Interest, net	39	1	38	3,800
	50	5	45
Net loss	(4,596)	(5,966)	1,370

Research and Development

Research and development expenses decreased to $3,171 for the three months ended September 30, 2022, from $3,793 for the three months ended September 30, 2021. The decrease was largely attributable to lower clinical development costs, non-cash, share-based compensation expenses, and personnel costs incurred during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Clinical development costs have decreased in the current quarter compared to the same quarter in the prior fiscal year largely due to costs incurred during the three months ended September 30, 2021 related to study preparation and manufacturing expenses for the Company's REM-001, 15-patient clinical study. Costs for the REM-001 study were lower during the three months ended September 30, 2022 than the three months ended September 30, 2021. Subsequent to September 30, 2022, we made the decision to pause REM-001 in order to preserve cash for the development of its VAL-083 program. Costs for the GCAR GBM AGILE international registrational study commenced in January 2021 and ongoing study costs, including clinical site activation and patient enrollment, were largely similar for the three months ended September 30, 2022, and 2021.

Non-cash, share-based compensation expense decreased for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to the higher compensation expense recognized during the three months ended September 30, 2021 for stock options granted in September 2021. Personnel costs have decreased in the current quarter compared to the same quarter in the prior fiscal year largely due to a reduction in staff.

General and Administrative

General and administrative expenses were $1,475 for the three months ended September 30, 2022, compared to $2,178 for the three months ended September 30, 2021. A significant portion of the decrease was a result of lower professional fees, non-cash, share-based compensation expenses, and personnel in the current three months compared to the same period in the prior fiscal year. Professional fees were lower during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to reduced investor relations and business development activities.

Non-cash, share-based compensation expense decreased for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to the recognition of higher compensation expense recognized during the three months ended September 30, 2021 for stock options granted in September 2021. Personnel costs have decreased in the current quarter compared to the same quarter in the prior fiscal year largely due to a reduction in staff.

Preferred Share Dividends

During the three months ended September 30, 2022, we issued 2,174 (2021 – 1,698) shares of common stock as a stock dividend on the Series C Preferred stock and recognized $362 (2021 - $2,462) as a direct increase in accumulated deficit.

For each of the three months ended September 30, 2022, and 2021, we recorded $2 related to the cash dividend payable to Valent on the Series A preferred stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

Liquidity and Capital Resources

Three months ended September 30, 2022, compared to the three months ended September 30, 2021

	September 30, 2022 $	September 30, 2021 $	Change $	Change %
	(in thousands)
Cash flows from operating activities	(6,369)	(5,073)	(1,296)	26
Cash flows from investing activities	(232)	—	(232)	—
Cash flows from financing activities	1,906	13,875	(11,969)	(86)

Operating Activities

Net cash used in operating activities increased to $6,369 for the three months ended September 30, 2022, from $5,073 for the three months ended September 30, 2021. During the three months ended September 30, 2022, and 2021, we reported net losses of $4,596 and $5,966, respectively. Changes in adjustments to reconcile net loss to net cash used in operating activities for the three months ended September 30, 2022, included stock option expense of $518 being recognized during the current period compared to $811 in the same period in the prior fiscal year. The most significant changes in working capital for the three months ended September 30, 2022, were related to an increase in clinical trial deposits of $1,700 and a decrease in accounts payable and accrued liabilities of $332. The most significant change in working capital for the three months ended September 30, 2021, was cash from an increase in accounts and accrued liabilities of $122.

Investing Activities

Net cash used in investing activities was $232 for the three months ended September 30, 2022, for the purchase of equipment, compared to $nil for the three months ended September 30, 2021.

Financing Activities

During the three months ended September 30, 2022, we received $1,908 in net proceeds from the sale of shares under the Purchase Agreement with Lincoln Park.

During the three months ended September 30, 2021, we received $13,803 in net proceeds from the completion of a registered direct financing that closed on September 28, 2021, and $74 from the cash exercise of stock purchase warrants.

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

For the three months ended September 30, 2022, we reported a loss of $4,596 and a negative cash flow from operations of $6,369. We had an accumulated deficit of $141,316 and had cash and cash equivalents of $7,085 as of September 30, 2022. We are in the clinical stage and have not generated any revenues to date. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. On August 2, 2022, we entered into a stock purchase agreement under which we received approximately $1,908 in net proceeds as of September 30, 2022 which is the current maximum amount available under the stock purchase agreement due to ownership limitations under Nasdaq rules. Even with the proceeds from this financing, we will require additional funding to maintain our clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of these condensed consolidated interim financial statements.

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2022, contained in our Form 10-K filed with the SEC on September 27, 2022. While all of the significant accounting policies are important to our consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

• Fair value of financial instruments

• Accruals for research and development expenses and clinical trials

Fair value of financial instruments

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. Prior to our adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period. For the three months ended September 30, 2022, and 2021, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For the three months ended September 30, 2022, and 2021, we utilized the plain vanilla method to determine the expected life of stock options. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

We have issued warrants for services provided by non-employees. The warrants issued for services have been valued at the fair value of the warrants issued. For the three months ended September 30, 2022, and 2021, the determination of grant-date fair value for warrants issued for services was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, interest rates, dividend yields, and the term of the warrant. We have also issued shares for services to non-employees which have been valued using the share price of our common stock.

Accruals for research and development expenses and clinical trials

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For three months ended September 30, 2022, and 2021, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 9, 2022, the Board of Directors of the Company (the “Board”) approved the adoption of our Amended and Restated Bylaws (the “Amended Bylaws”), effective immediately. The Amended Bylaws amended and restated in their entirety our bylaws, as amended, to, among other things: (i) provide that a stockholder, or a group of stockholders, owning at least 20% of our outstanding common stock may call a special meeting of stockholders; (ii) eliminate the ability of stockholders to take action by written consent; (iii) establish procedures for the advance notice of stockholder proposed business and director nominations at a stockholder meeting; (iv) provide that chairperson of the Board, the Board, the President, or the chairperson of the stockholder meeting may adjourn a stockholder meeting whether or not a quorum is present; (v) provide that the size of the Board consist of two or more members; (vi) provide that the forum for the resolution of internal corporate claims will be the courts in the State of Nevada; and (vii) make other technical and modernizing amendments.

The foregoing description is qualified in its entirety by reference to the Amended Bylaws, a copy of which is filed herewith as Exhibit 3.1.

Item 6. Exhibits.

3.1	Amended and Restated Bylaws of the Company*

10.1

Purchase Agreement, dated as of August 2, 2022, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 3, 2022)

10.2

Registration Rights Agreement, dated August 2, 2022, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 3, 2022)

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

Kintara Therapeutics, Inc.

Date: November 9, 2022	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)