Form 10-Q
period 2022-12-31
Kintara Therapeutics, Inc.
filed 2023-02-14
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Number of shares of common stock outstanding as of February 13, 2023 was 1,675,305.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the six months ended December 31, 2022

(expressed in US dollars unless otherwise noted)

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Balance Sheets

(In thousands, except par value amounts)

		December 31, 2022	June 30, 2022
	Note	$	$
		(unaudited)
Assets
Current assets
Cash and cash equivalents		4,874	11,780
Prepaid expenses, deposits and other		1,079	1,478
Clinical trial deposit	3	3,225	—
Total current assets		9,178	13,258
Clinical trial deposit	3	—	2,600
Property and equipment, net	4	739	90
Total assets		9,917	15,948
Liabilities
Current liabilities
Accounts payable and accrued liabilities		2,691	3,269
Related party payables	5,6	548	721
Total current liabilities		3,239	3,990
Milestone payment liability	8	80	163
Total liabilities		3,319	4,153
Stockholders' equity
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at December 31, 2022 (June 30, 2022 – 279)	5,6	279	279
14 Series C shares at December 31, 2022 (June 30, 2022 – 17)	6	10,497	12,275
Common stock
Authorized
5,500 shares at December 31, 2022 (June 30, 2022 - 5,500), $0.001 par value
Issued and outstanding
1,673 issued at December 31, 2022 (June 30, 2022 – 1,311)	6	2	1
Additional paid-in capital	6	140,571	135,575
Accumulated deficit		(144,772)	(136,356)
Accumulated other comprehensive income		21	21
Total stockholders’ equity		6,598	11,795
Total liabilities and stockholders’ equity		9,917	15,948
Nature of operations, corporate history, going concern and management plans (note 1)
Subsequent events (note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

		Three months ended December 31,		Six months ended December 31,
	Note	2022	2021	2022	2021
Expenses
Research and development		2,059	3,902	$5,230	$7,695
General and administrative		1,440	1,993	2,915	4,171
		(3,499)	(5,895)	(8,145)	(11,866)
Other income
Foreign exchange		—	1	11	5
Interest, net		45	1	84	2
		45	2	95	7
Net loss for the period		(3,454)	(5,893)	(8,050)	(11,859)
Computation of basic loss per share
Net loss for the period		(3,454)	(5,893)	(8,050)	(11,859)
Series A Preferred cash dividend	6	(2)	(2)	(4)	(4)
Series C Preferred stock dividend	6	—	—	(362)	(2,462)
Net loss for the period attributable to common stockholders		(3,456)	(5,895)	$(8,416)	$(14,325)
Basic and fully diluted loss per share		(2.10)	(6.07)	$(5.42)	$(17.30)
Basic and fully diluted weighted average number of shares		1,643	971	1,554	828

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

For the six months ended December 31, 2022

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total stockholders' equity $
Balance - June 30, 2022	1,311	1	135,575	21	12,554	(136,356)	11,795
Issuance of shares - net of issue costs	262	1	1,902	—	—	—	1,903
Stock option expense	—	—	518	—	—	—	518
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series C Preferred stock dividend	43	—	362	—	—	(362)	—
Loss for the period	—	—	—	—	—	(4,596)	(4,596)
Balance - September 30, 2022	1,616	2	138,357	21	12,554	(141,316)	9,618

Conversion of Series C Preferred stock to common stock	42	—	1,778	—	(1,778)	—	—
Additional shares issued on reverse stock split	15	—	—	—	—	—	—
Stock option expense	—	—	436	—	—	—	436
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Loss for the period	—	—	—	—	—	(3,454)	(3,454)
Balance - December 31, 2022	1,673	2	140,571	21	10,776	(144,772)	6,598

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

For the six months ended December 31, 2021

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total stockholders' equity $
Balance - June 30, 2021	655	1	106,853	21	14,931	(111,225)	10,581
Issuance of shares and warrants - net of issue costs	144	—	13,634	—	—	—	13,634
Conversion of Series C Preferred stock to common stock	29	—	1,256	—	(1,256)	—	—
Exercise of 2020 Investor Warrants for cash	1	—	69	—	—	—	69
Exercise of pre-funded warrants for cash	96	—	5	—	—	—	5
Warrants issued for services	—	—	31	—	—	—	31
Stock option expense	—	—	811	—	—	—	811
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series C Preferred stock dividend	34	—	2,462	—	—	(2,462)	—
Loss for the period	—	—	—	—	—	(5,966)	(5,966)
Balance - September 30, 2021	959	1	125,121	21	13,675	(119,655)	19,163

Conversion of Series C Preferred stock to common stock	21	—	874	—	(874)	—	—
Warrants issued for services	—	—	4	—	—	—	4
Stock option expense	—	—	830	—	—	—	830
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Loss for the period	—	—	—	—	—	(5,893)	(5,893)
Balance - December 31, 2021	980	1	126,829	21	12,801	(125,550)	14,102

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(In thousands)

		Six months ended December 31,
		2022	2021
	Note	$	$
Cash flows from operating activities
Loss for the period		(8,050)	(11,859)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of clinical trial deposit	3	1,075	—
Depreciation of property and equipment	4	30	30
Change in fair value of milestone liability		(83)	(4)
Warrants issued for services	6	—	35
Stock option expense	6	954	1,641
Changes in operating assets and liabilities
Prepaid expenses, deposits and other		(48)	(678)
Clinical trial deposit		(1,700)	—
Accounts payable and accrued liabilities		(535)	676
Related party payables		(173)	(18)
Net cash used in operating activities		(8,530)	(10,177)
Cash flows from investing activities
Purchase of equipment	4	(232)	—
Net cash used in investing activities		(232)	—
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	6	1,860	13,634
Warrants exercised for cash	6	—	74
Series A Preferred cash dividend	5	(4)	(4)
Net cash provided by financing activities		1,856	13,704
(Decrease) increase in cash and cash equivalents		(6,906)	3,527
Cash and cash equivalents – beginning of period		11,780	10,537
Cash and cash equivalents – end of period		4,874	14,064
Supplementary information (note 7)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2022

(expressed in US dollars and in thousands, except par value and per share amounts, unless otherwise noted)

1 Nature of operations, corporate history, and going concern and management plans

Nature of operations

Kintara Therapeutics, Inc. (the “Company”) is a clinical-stage drug development company with a focus on the development of novel cancer therapies for patients with unmet medical needs. The Company is developing two late-stage, Phase 3-ready therapeutics - VAL-083 for glioblastoma and REM-001 for cutaneous metastatic breast cancer. In order to accelerate the Company’s development timelines, it leverages existing preclinical and clinical data from a wide range of sources. The Company may seek marketing partnerships in order to potentially offset clinical costs and to generate future royalty revenue from approved indications of its product candidates.

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

For the six months ended December 31, 2022, the Company reported a loss of $8,050 and a negative cash flow from operations of $8,530. The Company had an accumulated deficit of $144,772 and had cash and cash equivalents of $4,874 as of December 31, 2022. The Company is in the clinical stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidates are commercialized, or partnered, which may not ever occur. On August 2, 2022, the Company entered into a stock purchase agreement under which the Company ultimately received approximately $1,860 in net proceeds as of December 31, 2022, which is the current maximum available under the stock purchase agreement. Even with the proceeds from this financing, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these condensed consolidated interim financial statements.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. In addition, the Company has paused the REM-001 program in order to conserve cash resources for the VAL-083 clinical study. Management plans to continue to pursue opportunities to secure the necessary financing through the issue of new equity, debt, and/or entering into strategic partnership arrangements. However, the Company’s ability to raise additional capital could be affected by various risks and uncertainties including, but not limited to, the effects of the COVID-19 pandemic and global unrest. The Company may not be able to raise sufficient additional capital and may tailor its drug candidate development programs based on the amount of funding the Company is able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

These condensed consolidated financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

2 Significant accounting policies

Reverse stock split

On November 11, 2022, the Company completed a 1:50 reverse stock split (the "Reverse Stock Split") of its issued and outstanding common stock as well as its authorized shares of common stock. As a result of the Reverse Stock Split, every 50 shares of issued and outstanding common stock were converted into one share of common stock with a proportionate reduction in the Company's authorized shares of common stock. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole post-Reverse Stock Split share. The Reverse Stock Split did not change the par value of the Company's common stock. All outstanding securities entitling their holders to acquire shares of common stock were adjusted as a result of the Reverse Stock Split. All common share and per share data are retrospectively restated to give effect to the Reverse Stock Split for all periods presented herein.

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

Unaudited interim financial data

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the June 30, 2022 audited consolidated financial statements of the Company included in the Company’s Form 10-K filed with the SEC on September 27, 2022. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three and six months ended December 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023, or for any other future annual or interim period.

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

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the six-month periods ended December 31, 2022, and 2021, diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, and convertible preferred shares is anti-dilutive. As of December 31, 2022, potential common shares of 714 (2021 – 383) related to outstanding common share warrants, 42 (2021 – 43) related to outstanding Series C preferred stock warrants, 241 (2021 – 202) related to stock options, and 248 (2021 – 296) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

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

3 Clinical trial deposit

In October 2020, the Company announced that it had entered into a final agreement with a contract research organization (“CRO”) for the management of the Company’s registrational study for glioblastoma. Under the agreement, the Company will supply the drug for the study and the CRO will manage all operational aspects of the study including site activation and patient enrollment. The Company is required to make certain payments under the agreement related to patient enrollment milestones. For the three and six months ended December 31, 2022, the Company has recognized $1,075 (2021 - $1,978) and $2,915 (2021 – $3,930) respectively, of expenses for this study in relation to clinical site initiation and patient enrollment.

During the six months ended December 31, 2022, the Company paid an additional $1,700 to the CRO in relation to the study deposit and has expensed $1,075 of the deposit. As of December 31, 2022, the remaining deposit balance for payments made to the CRO is $3,225. It is anticipated that the deposit will be recognized as an expense, applied to future invoices, or refunded to the Company, within twelve months from December 31, 2022. The Company can terminate the study at any time. Upon termination, the Company will be liable for any payments due to the effective date of the termination as well as any non-refundable costs incurred by the CRO prior to the date of termination.

4 Property and equipment, net

$ (thousands)
Balance, June 30, 2022	90
Additions	679
Less depreciation	(30)
Balance, December 31, 2022	739

At December 31, 2022, the total capitalized cost of property and equipment was $859 (June 30, 2022 - $180), of which $679 is not in use. The Company has recognized $15 and $30 in depreciation expense, respectively, for each of the three and six months ended December 31, 2022, and 2021 on equipment in use.

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

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $279 (including aggregate accrued interest to September 30, 2014, of $29), issued to Valent by Del Mar (BC), for 279 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For the three months ended December 31, 2022, and 2021, respectively, the Company recorded $2 related to the dividend paid to Valent and for the six months ended December 31, 2022, and 2021, respectively, the Company recorded $4 related to the dividend paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

Related party payables

As of December 31, 2022, there is an aggregate amount of $548 (June 30, 2022 - $721) payable to the Company’s officers and directors for fees, expenses, and accrued bonuses and other liabilities.

6 Stockholders’ equity

Preferred stock

Series C Preferred Stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2022	16,838	12,275
Conversion of Series C Preferred stock to common stock	(2,450)	(1,778)
Balance – December 31, 2022	14,388	10,497

In August 2020, the Company issued 25,028 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) in three separate closings of a private placement (Series C-1, C-2, and C-3). Each share of Series C Preferred Stock was issued at a purchase price of $1,000 per share and is convertible into shares of common stock based on the respective conversion prices which were determined at the closing of each round of the private placement. The conversion prices for the Series C-1 Preferred Stock, Series C-2 Preferred Stock, and the Series C-3 Preferred Stock are $58.00, $60.70, and $57.50, respectively. Subject to ownership limitations, the owners of the Series C-1 Preferred Stock, the Series C-2 Preferred Stock, and the Series C-3 Preferred Stock are entitled to receive dividends, payable in shares of common stock at a rate of 10%, 15%, 20% and 25%, respectively, of the number of shares of common stock issuable upon conversion of the Series C Preferred Stock, on the 12th, 24th, 36th and 48th month, anniversary of the initial closing of the private placement. The Company paid the 12th and 24th month anniversary dividends of 10% and 15% common stock dividends on August 19, 2021, and 2022, respectively.

The Series C Preferred Stock dividends do not require declaration by the board of directors and are accrued annually as of the date the dividend is earned in an amount equal to the fair value of the Company’s common stock on the dates the respective dividends are paid. The fair value of the Series C Preferred Stock dividend paid on August 19, 2022 was determined by multiplying the dividends paid of 43 shares of common stock by the Company’s closing share price on August 19, 2022 of $8.34 per share for a total fair value of $362. Any outstanding shares of Series C Preferred Stock will automatically convert to shares of common stock on August 19, 2024. In addition, as part of the Series C Preferred financing, the Company issued warrants to the placement agent (“Series C Agent Warrants”).

The Company’s Series C Preferred Stock outstanding, conversion shares, and aggregate dividends as of December 31, 2022, are as follows:

Series	Number	Conversion price $	Number of conversion shares (in thousands)	Dividend Shares (in thousands)
Series 1	11,545	58.00	199	154
Series 2	898	60.70	15	10
Series 3	1,945	57.50	34	25
	14,388		248	189

Series C Dividends	Dividend Shares (in thousands)
10% - August 19, 2021 (actual)	34
15% - August 19, 2022 (actual)	43
20% - August 19, 2023 (estimated)	50
25% - August 19, 2024 (estimated)	62
189

The Series C Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock is pari passu in liquidation to the Company’s Series A Preferred Stock. The liquidation value of the Series C Preferred Stock at December 31, 2022 is the stated value of $14,388 (June 30, 2022 - $16,838).

Series B Preferred Stock

The Company previously issued Series B Preferred Stock that has since been fully converted into shares of common stock. As part of the Series B Preferred Stock financing, the Company and the Series B Preferred Stockholders entered into a royalty agreement, pursuant to which the Company will pay the holders of the Series B Preferred Stock, in aggregate, a single-digit royalty based on their pro rata ownership of the Series B Preferred Stock on VAL-083 products sold directly by the Company or sold pursuant to a licensing or partnering arrangement, should such events occur. The royalties payable on VAL-083 products sold by the Company have been earned and remain payable to the former Series B Preferred stockholders even though the Series B Preferred Stock has been fully converted to shares of common stock.

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

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock is pari passu in liquidation to the Company’s Series C Preferred Stock. The liquidation value of the Series A Preferred stock at December 31, 2022, is its stated value of $279 (June 30, 2022 - $279).

There was no change to the Series A Preferred stock for the three and six months ended December 31, 2022, or 2021.

Common stock

Common stock issuances during the six months ended December 31, 2022

On August 2, 2022, the Company entered into a stock purchase agreement, dated as of August 2, 2022, (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to a maximum of $20,000 of shares of the Company’s common stock (the "Purchase Shares"). Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to take certain actions relating to the registration of the offer and sale of the Purchase Shares available for issuance under the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 33 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement.

Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to present Lincoln Park with a purchase notice directing Lincoln Park to purchase up to 10 Purchase Shares provided that the closing sale price of the common stock on the purchase date is not below a threshold price set forth in the Purchase Agreement (a “Regular Purchase”). The Company and Lincoln Park may mutually agree to increase the Regular Purchase amount with respect to any Regular Purchase under the Purchase Agreement, provided that Lincoln Park’s maximum committed purchase obligation under any single Regular Purchase shall not exceed $2,000. The purchase price per share for each Regular Purchase is based on prevailing market prices of the common stock immediately preceding the time of sale as computed in accordance with the terms set forth in the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for the Purchase Shares under the Purchase Agreement.

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

The aggregate number of shares that the Company can issue or sell to Lincoln Park under the Purchase Agreement may in no case exceed 262 shares of the common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of our common stock to Lincoln Park under the Purchase Agreement equals or exceeds $10.12 per share (which represents the lower of (A) the official closing price of the Company's common stock on Nasdaq on the trading day immediately preceding the date of the Purchase Agreement and (B) the average official closing price of the Company's common stock on Nasdaq for the five consecutive trading days ending on the trading day on the date of the Purchase Agreement, adjusted such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules). The Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement.

During the six months ended December 31, 2022, the Company sold 229 shares of common stock for total net proceeds of approximately $1,860 under the Purchase Agreement. As of December 31, 2022, the sales made under the Purchase Agreement are the maximum amounts available due to ownership limitations under Nasdaq rules.

Common stock issuances during the six months ended December 31, 2021

Registered direct financing

On September 28, 2021, the Company closed on the sale of (i) 144 shares of its common stock, par value $0.001 per share, (ii) pre-funded warrants (“PFW”) to purchase an aggregate of 96 shares of common stock and (iii) common warrants to purchase an aggregate of 240 shares of common stock (“2022 Investor Warrants”) in the Company’s registered direct offering (the “September Offering”). Each share of common stock, or PFW as applicable, was sold together with a 2022 Investor Warrant to purchase one share of common stock at a combined effective price of $62.50 per share of common stock and accompanying 2022 Investor Warrant. The 2022 Investor Warrants have been valued at $7,023 and have been treated as equity. They have been valued using a Black-Scholes valuation with a risk-free interest rate of 0.55%, a contractual term of 3.5 years, a volatility of 116.7%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the contractual life of the instrument at the valuation date. The term is based on the contractual term of the warrant.

The net proceeds from the September Offering were $13,634 after deducting commissions and other offering expenses.

The 2022 Investor Warrants are exercisable at $62.50 per share until their expiry on March 28, 2025, and the PFW are exercisable at $0.05 per share at any time after September 28, 2021. The Company also issued 12 agent warrants that are exercisable at $78.125 per share commencing September 28, 2021 until their expiry on March 28, 2025 (the “2022 Agent Warrants”). The 2022 Agent Warrants have been valued at $333 and have been treated as non-cash issue costs of the common stock, 2022 Investor Warrants, and PFW. The 2022 Agent Warrants have been valued using a Black-Scholes valuation with a risk-free interest rate of 0.55%, a contractual term of 3.5 years, a volatility of 116.7%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the contractual life of the instrument at the valuation date. The term is based on the contractual term of the warrant.

During the six months ended December 31, 2021, all of the 96 PFW were exercised at $0.05 per PFW for proceeds of $4.8.

Stock options

2017 Omnibus Incentive Plan

The Company’s board of directors has approved the adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The 2017 Plan, as amended, was subsequently approved at an annual meeting of stockholders on April 11, 2018. As approved by the Company’s stockholders on June 21, 2022, the number of common shares available under the 2017 Plan as of December 31, 2022 is 440 shares.

The following table sets forth the aggregate information on all equity compensation plans as of December 31, 2022:

Plan (in thousands, except per share amounts)	Number of shares of common stock to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options $	Number of stock options remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders - 2017 Plan	238	49.21	196
Equity compensation plans not approved by security holders - Del Mar (BC) 2013 Amended and Restated Stock Option Plan(1)	3	1,620.11	—
Totals	241	64.54	196

(1) The Del Mar (BC) 2013 Amended and Restated Stock Option Plan refers to the Company’s previous equity compensation plan under which 3 stock options remain outstanding as of December 31, 2022.

(2) The balance of 196 shares of common stock available for issuance under the 2017 Plan as of December 31, 2022, is net of stock options previously exercised.

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

During the six months ended December 31, 2022, a total of 70 stock options to purchase shares of common stock were granted to directors and officers of the Company. Of the total stock options granted, 6 have an exercise price of $12.75 per share and vest in 12 equal monthly installments beginning on August 1, 2022. The remaining 64 stock options granted have an exercise price of $8.785 per share and vest as to 25% on August 1, 2023, with the remaining portion vesting in equal monthly installments over a period of 36 months commencing on September 1, 2023. All of the options to purchase shares of common stock granted have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

The following table sets forth changes in stock options outstanding under all plans:

	Number of stock options outstanding (in thousands)	Weighted average exercise price
Balance – June 30, 2022	176	87.05
Granted	70	9.13
Expired	(5)	85.00
Balance – December 31, 2022	241	64.54

The following table summarizes stock options outstanding and exercisable under all plans at December 31, 2022:

Exercise price $	Number Outstanding at December 31, 2022 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at December 31, 2022 (in thousands)
8.79	64	9.84	—
12.75 to 16.25	6	10.08	2
30.50 to 48.00	92	7.94	39
62.00 to 68.50	14	8.64	12
85.00	60	2.80	57
304.95 to 585.00	3	1.20	3
1,055.00 to 4,600.00	2	1.79	1
	241		114

Stock options granted during the six months ended December 31, 2022, have been valued using a Black-Scholes pricing model with the following assumptions:

December 31, 2022
Dividend rate	—%
Estimated volatility	91.40%
Risk-free interest rate	2.67%
Expected term – years	6.08

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

The Company has recognized the following amounts as stock option expense for the periods noted (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2022 $	2021 $	2022 $	2021 $
Research and development	134	249	274	493
General and administrative	302	581	680	1,148
	436	830	954	1,641

All of the stock option expense for the periods ended December 31, 2022, and 2021, has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding as well as stock options exercisable was $nil as of December 31, 2022, and 2021, respectively. As of December 31, 2022, there was $1,322 in unrecognized compensation expense that will be recognized over the next 3.19 years.

The following table sets forth changes in unvested stock options under all plans:

	Number of Options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2022	84	51.23
Granted	70	9.13
Vested	(27)	49.08
Unvested at December 31, 2022	127	28.37

The aggregate intrinsic value of unvested stock options at December 31, 2022, was $nil (2021 - $nil). The unvested stock options have a remaining weighted average contractual term of 9.18 years (2021 – 9.36).

Restricted stock units

As of December 31, 2022, the Company has issued 18 restricted stock units ("RSU") to its officers. Subject to providing continuous service to the Company, the RSU vest in four equal annual installments commencing August 1, 2023.

Common stock warrants

The following table sets forth changes in outstanding common stock warrants:

	Number of Warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2022	720	49.36
Expiry of 2018 Investor and Agent warrants	(6)	625.00
Balance – December 31, 2022	714	44.20

The following table summarizes the Company’s outstanding common stock warrants as of December 31, 2022:

Description of warrants	Number (in thousands)	Exercise price $	Expiry date

2022 April Investor warrants	325	20.50	April 14, 2027
2022 Investor warrants	240	62.50	March 28, 2025
2020 Investor warrants	65	50.00	August 16, 2024
2019 Investor warrants	15	155.00	June 5, 2024
NBTS Warrants	2	54.50	June 19, 2025
Warrants issued for services	22	32.00 to 890.00	January 25, 2023, to February 25, 2024
2022 April Agent warrants	32	33.12	October 14, 2026
2022 Agent warrants	12	78.12	March 28, 2025
2019 Agent warrants	1	193.75	June 3, 2024
	714

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

The following table sets forth changes in outstanding Series C Agent Warrants:

	Balance June 30, 2022	Number of Warrants Issued	Number of Warrants Exercised	Balance, December 31, 2022	Conversion price $
Preferred Series C-1 Agent Warrants	1,929	—	—	1,929	58.00
Preferred Series C-2 Agent Warrants	219	—	—	219	60.70
Preferred Series C-3 Agent Warrants	296	—	—	296	57.50
	2,444	—	—	2,444

The following table summarizes the Company’s outstanding Series C Agent Warrants as of December 31, 2022:

Series C Agent Warrants	Number	Conversion price $	Number of conversion shares (in thousands)	Cumulative common stock dividends (in thousands)
Series 1	1,929	58.00	33	23
Series 2	219	60.70	4	3
Series 3	296	57.50	5	4
	2,444		42	30

7 Supplementary statement of cash flows information

The Company incurred the following non-cash investing and financing transactions (in thousands):

	Six months ended December 31,
	2022 $	2021 $
Series C Preferred Stock common stock dividend (note 6)	362	2,462
Non-cash issue costs (note 6)	289	333
Equipment additions reclassified from prepaid expenses	447	—
Income taxes paid	—	—
Interest paid	—	—

8 Financial instruments

The Company's financial instruments are measured at fair value as determined by using the fair value hierarchy for inputs that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use to value an asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs based on assumptions about the factors market participants would use to value an asset or liability. The three levels of inputs that may be used to measure fair value are as follows:

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. As of December 31, 2022, the Company’s milestone payment liability was measured using level 3 inputs. The milestone payment liability relates to contingent milestone payments for the REM-001 program that was acquired in the Adgero merger (note 1).

	December 31, 2022
Liability	Level 1	Level 2	Level 3
Milestone payment liability	—	—	80

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, and related party payables. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

9 Subsequent events

Series C Preferred Stock

Subsequent to December 31, 2022, 130 shares of Series C Preferred Stock were converted into 2.2 shares of the Company's common stock.

The Company has evaluated its subsequent events from December 31, 2022, through the date these condensed consolidated interim financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated interim financial statements other than noted above.

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

You should review the factors and risks we describe under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2022, and in our other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

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

Our two lead candidates are VAL-083, a novel, validated, DNA-targeting agent, for the treatment of drug-resistant solid tumors such as glioblastoma (“GBM”) and potentially other solid tumors, including ovarian cancer, non-small cell lung cancer (“NSCLC”), and diffuse intrinsic pontine glioma (“DIPG”), and REM-001, a late-stage photodynamic therapy (“PDT”) for the treatment of cutaneous metastatic breast cancer (“CMBC”). PDT is a treatment that uses light sensitive compounds, or photosensitizers, that, when exposed to specific wavelengths of light, act as a catalyst to produce a form of reactive oxygen that induces local tumor cell death. We have paused the REM-001 program in order to conserve cash resources.

Recent Events

•
On December 15, 2022, we announced that we had received Orphan Drug Designation from the U.S. Food and Drug Administration ("FDA") for VAL-083 for the treatment of DIPG, a rare and highly-aggressive childhood brain cancer.
•
On November 30, 2022, we received formal notice from The Nasdaq Stock Market LLC stating that we had regained compliance with the minimum bid price requirement for continued listing on Nasdaq.
•
On November 28, 2022, we announced that the FDA had granted Fast Track Designation ("FTD") for our REM-001 therapy for the treatment of patients with CMBC.
•
On November 11, 2022, we completed a 1-for-50 reverse stock split of our outstanding and authorized common stock. Our common stock began trading on a reverse stock split-adjusted basis on Nasdaq on November 14, 2022.
•
On October 19, 2022, we announced that the REM-001 program in CMBC was paused to conserve cash which will be used to support the funding of our international registrational clinical study for VAL-083 in GBM. By pausing the REM-001 program, we expect to save approximately $3.0 million through calendar 2023.

Targeted Clinical Milestones

We expect topline results 12 months after the last patient is randomized for our Global Coalition for Adaptive Research (“GCAR”) GBM Adaptive Global Innovative Learning Environment (“AGILE”) international registrational Phase 2/3 clinical study for VAL-083 (the “GBM AGILE Study”). We estimate these results to be available around the end of the fourth quarter of calendar 2023.

Product Pipeline

Kintara Product Pipeline – Multiple Shots on Goal

	PRECLINICAL	IND	PHASE 1	PHASE 2	PHASE 3	Orphan Drug Designation	Fast Track Designation
LEAD INDICATIONS							
VAL-083: Glioblastoma – Newly-Diagnosed Unmethylated	✓	✓	✓	✓		Malignant Gliomas (US)	✓
VAL-083: Glioblastoma – Newly-Diagnosed Methylated	✓	✓	✓	✓		Medulloblastoma (US)	
VAL-083: Glioblastoma – Recurrent	✓	✓	✓	✓		Glioma (EU)	
						DIPG (US)	✓
REM-001: Cutaneous Metastatic Breast Cancer	✓	✓	✓	✓			✓
FOLLOW-ON INDICATIONS							
REM-001: Recurrent Basal Cell Carcinoma Nevus Syndrome	✓	✓	✓			BCCNS (US)	
VAL-083: Ovarian Cancer	✓	✓				Ovarian Cancer (US)	

VAL-083 Glioblastoma: International Registrational Study (GCAR/AGILE) in newly-diagnosed and recurrent patients
Top line results expected around the end of 2023

REM-001 Cutaneous Metastatic Breast Cancer: Fifteen-patient study leading into Pivotal Study
Program currently paused to conserve cash

VAL-083

Background

VAL-083 is a first-in-class, small-molecule, DNA-targeting chemotherapeutic that has demonstrated activity against a range of tumor types in prior human Phase 1 and Phase 2 clinical studies sponsored by the US National Cancer Institute (“NCI”). “First-in-class” means that VAL-083 embodies a unique molecular structure which is not an analogue, or derivative, of any approved product, or product under development, for the treatment of cancer. As part of our business strategy, we leverage and build upon these prior NCI investments and data from more than 40 NCI Phase 1 and Phase 2 clinical studies, which includes an estimated 1,200 patient safety database.

In GBM, we are part of the GBM AGILE Study which is an international registrational Phase 2/3 clinical study for GBM. The study is a patient centered, adaptive platform study for registration evaluating multiple therapies for patients with newly-diagnosed and recurrent GBM. Patients in the GBM AGILE Study are tested for their O6-methyl guanine methyltransferase ("MGMT") methylation status prior to enrollment. VAL-083 is being evaluated in all three GBM patient subtypes in this study: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent.

We have also completed two open-label, biomarker-driven, Phase 2 studies in MGMT-unmethylated GBM. MGMT is a DNA-repair enzyme that is associated with resistance to temozolomide ("TMZ" or Temodar®), the current standard-of-care chemotherapy used in the treatment of GBM. More than 60% of GBM patients have MGMT-unmethylated tumors and exhibit a high expression of MGMT which is correlated with TMZ resistance, treatment failure, and poor patient outcomes as indicated in the current National Comprehensive Cancer Network (“NCCN”) guidelines for GBM treatment. Our research demonstrates that VAL-083’s anti-tumor activity is independent of MGMT expression. In our completed Phase 2 studies we used MGMT as a biomarker to identify patients for treatment with VAL-083 in three distinct GBM unmethylated MGMT patient populations: newly-diagnosed first line, newly-diagnosed adjuvant, and recurrent.

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

We have a broad patent portfolio to protect our intellectual property. Our patents and patent applications claim methods of use of VAL-083 and related compounds, synthetic methods, and quality controls for the manufacturing process of VAL-083. We believe that our portfolio of intellectual property rights provides a defensible market position for the commercialization of VAL-083 in the United States and other international markets. In addition, VAL-083 has been designated by the FDA as an orphan drug under the Orphan Drug Act and the European Medicines Agency (“EMA”) for the treatment of gliomas, including GBM. The FDA has also granted Orphan Drug description to VAL-083 for the treatment of medulloblastoma and ovarian cancer.

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

The GBM AGILE Study employs a cost-efficient, adaptive study design with a stage 1 learning and adapting phase and a stage 2 expansion and confirmation phase. The Kintara arm of the GBM AGILE Study is ongoing at 39 clinical sites in the United States, four in Canada, and two in Europe. GCAR has previously announced that the GBM AGILE Study has screened over 1,300 patients and that enrollment rates for the study are 3 to 4 times greater than traditional GBM studies, with active sites averaging 0.75 to 1 patient per site per month. The GBM AGILE Study, which was designed by GCAR with input from the FDA, restricts companies participating in the study from disclosing data and other information before the end of the study in order to protect the integrity of the individual trial arm data, as well as the overall study. We expect to announce topline data from the GBM AGILE Study around the end of calendar 2023.

The GBM AGILE Study is an international, innovative platform study designed to more rapidly identify and confirm effective therapies for patients with glioblastoma through response adaptive randomization and a seamless Phase 2/3 design. The study, conceived by over 130 key opinion leaders, is conducted under a master protocol, allowing multiple therapies or combinations of therapies from different pharmaceutical partners to be evaluated simultaneously. With its innovative design and efficient operational infrastructure, we believe data from the GBM AGILE Study can be used as the foundation for a New Drug Application (“NDA”) and biologics license application submissions and registrations to the FDA and other health authorities. As with any clinical trial, there is a high likelihood of failure, and this is particularly the case with a study for a difficult to treat indication such as GBM.

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

Current Treatments for Gliomas and Glioblastoma

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

On October 19, 2022, we announced that the REM-001 program in CMBC was paused to conserve cash which will be used to support the funding of the GBM AGILE Study. By pausing the REM-001 program, we expect to save approximately $3.0 million through calendar 2023.

VAL-083 and REM-001 Fast Track Designations

The FDA has granted us FTD for VAL-083 in recurrent and newly-diagnosed unmethylated GBM and for REM-001 in CMBC.

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

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic and a public health emergency of international concern. The global spread of COVID-19, including new and emerging variants, has created significant volatility and uncertainty since March 2020 and may continue into the future.

Regarding the VAL-083 study arm of the GBM AGILE Study that is ongoing at multiple sites in the United States, Canada and Europe, we have not experienced any significant COVID-19 impacts on patient enrollment or treatment. With respect to the REM-001 drug supply, we have previously experienced some delays in contract manufacturing schedules and supplies which we attribute to COVID-19. As a result of our decision to pause the REM-001 program in order to conserve cash resources, the previous delays should not have an impact on our REM-001 program timeline.

We are unable to accurately predict the full impact that COVID-19 will have on our business, results of operations, and financial conditions due to numerous uncertainties, including the full scope of the disease, the duration of the outbreak, the number and intensity of subsequent waves of infections, actions that may be taken by governmental authorities, the impact to the businesses of third parties we rely on, the development of treatments and vaccines, and other factors identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2022. We will continue to evaluate the nature and extent of the impact to our business, results of operations, and financial condition.

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

Outstanding Securities

As of February 13, 2023, we had 1,675 shares of common stock issued and outstanding, outstanding warrants to purchase 714 shares of common stock, warrants to purchase 2,444 shares of our Series C Preferred Stock that upon exercise are convertible into 42 shares of common stock, outstanding stock options to purchase 241 shares of common stock, 14,258 outstanding shares Series C Preferred Stock that are convertible into 246 shares of common stock. All common stock warrants and stock options are convertible, or exercisable into, one share of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $58 per share (Series C-1), $60.70 per share (Series C-2) or $57.50 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at December 31, 2022, and June 30, 2022, is the US$. The following tables represent selected financial information for us for the periods presented. All amounts in the remainder of this MD&A are expressed in thousands, except par value and per share amounts, unless otherwise noted.

Selected Balance Sheet Data

	December 31, 2022 $	June 30, 2022 $
	(in thousands)
Cash and cash equivalents	4,874	11,780
Working capital	5,939	9,268
Total assets	9,917	15,948
Total stockholders’ equity	6,598	11,795

Selected Statement of Operations Data

For the three months ended

	December 31, 2022	December 31, 2021
	$	$
	(in thousands, except per share data)
Expenses
Research and development	2,059	3,902
General and administrative	1,440	1,993
	(3,499)	(5,895)
Other income
Foreign exchange	—	1
Interest, net	45	1
	45	2
Net loss for the period	(3,454)	(5,893)
Series A Preferred cash dividend	(2)	(2)
Net loss for the period attributable to common stockholders	(3,456)	(5,895)
Basic and fully diluted weighted average number of shares	1,643	971
Basic and fully diluted loss per share	(2.10)	(6.07)

For the six months ended

	December 31, 2022	December 31, 2021
	$	$
	(in thousands, except per share data)
Expenses
Research and development	5,230	7,695
General and administrative	2,915	4,171
	(8,145)	(11,866)
Other income
Foreign exchange	11	5
Interest, net	84	2
	95	7
Net loss for the period	(8,050)	(11,859)
Series A Preferred cash dividend	(4)	(4)
Series C Preferred stock dividend	(362)	(2,462)
Net loss for the period attributable to common stockholders	(8,416)	(14,325)
Basic and fully diluted weighted average number of shares	1,554	828
Basic and fully diluted loss per share	(5.42)	(17.30)

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

For the three months ended

	December 31, 2022 $	December 31, 2021 $
	(in thousands)
Research and development - GAAP	2,059	3,902
Less: non-cash, share-based compensation expense	(134)	(249)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	1,925	3,653
General and administrative - GAAP	1,440	1,993
Less: non-cash, share-based compensation expense	(302)	(585)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	1,138	1,408

For the six months ended

	December 31, 2022 $	December 31, 2021 $
	(in thousands)
Research and development - GAAP	5,230	7,695
Less: non-cash, share-based compensation expense	(274)	(493)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	4,956	7,202
General and administrative - GAAP	2,915	4,171
Less: non-cash, share-based compensation expense	(680)	(1,183)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	2,235	2,988

Results of Operations

Comparison of the three months ended December 31, 2022, and December 31, 2021

	Three months ended
	December 31, 2022 $	December 31, 2021 $	Change $	Change %
	(in thousands)
Expenses
Research and development	2,059	3,902	(1,843)	(47)
General and administrative	1,440	1,993	(553)	(28)
	(3,499)	(5,895)	2,396
Other income
Foreign exchange	—	1	(1)	(100)
Interest, net	45	1	44	4,400
	45	2	43
Net loss	(3,454)	(5,893)	2,439

Research and Development

Research and development expenses decreased to $2,059 for the three months ended December 31, 2022, from $3,902 for the three months ended December 31, 2021. The decrease was largely attributable to lower clinical development costs, and non-cash, share-based compensation expenses incurred during the three months ended December 31, 2022, compared to the three months ended December 31, 2021.

Clinical development costs have decreased in the current quarter compared to the same quarter in the prior fiscal year in part due to costs related to the GBM AGILE Study being lower in the three months ended December 31, 2022, compared to the three months ended December 31, 2021. In addition, on October 19, 2022 we announced that we had paused the REM-001 program in order to preserve cash for the development of VAL-083. As a result, costs for REM-001 were lower in the current quarter compared to the same quarter in the prior fiscal year. Non-cash, share-based compensation expense decreased to $134 for the three months ended December 31, 2022, from $249 for the three months ended December 31, 2021, due to the higher compensation expense recognized during the three months ended December 31, 2021 for stock options granted in September 2021.

General and Administrative

General and administrative expenses were $1,440 for the three months ended December 31, 2022, compared to $1,993 for the three months ended December 31, 2021. A significant portion of the decrease was a result of lower non-cash, share-based compensation expenses, and a reduction in personnel costs in the current three months compared to the same period in the prior fiscal year. Non-cash, share-based compensation expense decreased to $302 for the three months ended December 31, 2022, from $581 for the three months ended December 31, 2021, due to the recognition of higher compensation expense recognized during the three months ended December 31, 2021, for stock options granted in September 2021. Personnel costs have decreased in the current quarter compared to the same quarter in the prior fiscal year largely due to a reduction in staff.

Preferred Share Dividends

For each of the three months ended December 31, 2022, and 2021, we recorded $2 related to the cash dividend payable to Valent on the Series A Preferred Stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

Comparison of the six months ended December 31, 2022, and December 31, 2021

	Six months ended
	December 31, 2022 $	December 31, 2021 $	Change $	Change %
	(in thousands)
Expenses
Research and development	5,230	7,695	(2,465)	(32)
General and administrative	2,915	4,171	(1,256)	(30)
	(8,145)	(11,866)	3,721
Other income
Foreign exchange	11	5	6	120
Interest, net	84	2	82	4,100
	95	7	88
Net loss	(8,050)	(11,859)	3,809

Research and Development

Research and development expenses decreased to $5,230 for the six months ended December 31, 2022, from $7,695 for the six months ended December 31, 2021. The decrease was largely attributable to lower clinical development costs, non-cash, share-based compensation expenses, and personnel costs incurred during the six months ended December 31, 2022, compared to the six months ended December 31, 2021.

Clinical development costs have decreased in the six months ended December 31, 2022, compared to the six months ended December 31, 2021, partially due to lower costs recognized for the GBM AGILE Study. In addition, on October 19, 2022, we announced we had paused the REM-001 program in order to preserve cash for the development of VAL-083. As a result, costs for REM-001 were lower in the six months ended December 31, 2022, compared to the same period in the prior fiscal year. Non-cash, share-based compensation expense decreased to $274 for the six months ended December 31, 2022, from $493 for the six months ended December 31, 2021, due to the higher compensation expense recognized during the six months ended December 31, 2021, for stock options granted in September 2021. Personnel costs have decreased in the current period compared to the same period in the prior fiscal year largely due to a reduction in staff.

General and Administrative

General and administrative expenses were $2,915 for the six months ended December 31, 2022, compared to $4,171 for the six months ended December 31, 2021. A significant portion of the decrease was a result of lower non-cash, share-based compensation expenses, professional fees, and a reduction in personnel in the current six months compared to the same period in the prior fiscal year. Non-cash, share-based compensation expense decreased to $680 for the six months ended December 31, 2022, from $1,148 for the six months ended December 31, 2021, due to the recognition of higher compensation expense recognized during the six months ended December 31, 2021, for stock options granted in September 2021. Personnel costs have decreased in the current period compared to the same period in the prior fiscal year largely due to a reduction in staff. Professional fees were lower during the six months ended December 31, 2022, compared to the six months ended December 31, 2021, due to reduced investor relations expenses.

Preferred Share Dividends

During the six months ended December 31, 2022, we issued 43 (2021 – 34) shares of common stock as a stock dividend on the Series C Preferred Stock and recognized $362 (2021 - $2,462) as a direct increase in accumulated deficit.

For each of the six months ended December 31, 2022, and 2021, we recorded $4 related to the cash dividend payable to Valent on the Series A Preferred Stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

Liquidity and Capital Resources

Six months ended December 31, 2022, compared to the six months ended December 31, 2021

	December 31, 2022 $	December 31, 2021 $	Change $	Change %
	(in thousands)
Cash flows from operating activities	(8,530)	(10,177)	1,647	(16)
Cash flows from investing activities	(232)	—	(232)	100
Cash flows from financing activities	1,856	13,704	(11,848)	(86)

Operating Activities

Net cash used in operating activities decreased to $8,530 for the six months ended December 31, 2022, from $10,177 for the six months ended December 31, 2021. During the six months ended December 31, 2022, and 2021, we reported net losses of $8,050 and $11,859, respectively. Changes in adjustments to reconcile net loss to net cash used in operating activities for the six months ended December 31, 2022, included stock option expense of $909 being recognized during the current period compared to $1,641 in the same period in the prior fiscal year. The most significant changes in working capital for the six months ended December 31, 2022, were related to an increase in clinical trial deposits of $1,700 and a decrease in accounts payable and accrued liabilities of $535. The most significant change in working capital for the six months ended December 31, 2021, was due to a decrease in prepaid expenses and deposits of $678 and an increase in accounts and accrued liabilities of $676.

Investing Activities

Net cash used in investing activities was $232 for the six months ended December 31, 2022, for the purchase of equipment, compared to $nil for the six months ended December 31, 2021.

Financing Activities

During the six months ended December 31, 2022, we received $1,860 in net proceeds from the sale of shares under the Purchase Agreement with Lincoln Park.

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

For the six months ended December 31, 2022, we reported a loss of $8,050 and a negative cash flow from operations of $8,530. We had an accumulated deficit of $144,772 and had cash and cash equivalents of $4,874 as of December 31, 2022. We are in the clinical stage and have not generated any revenues to date. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. On August 2, 2022, we entered into a stock purchase agreement under which we received approximately $1,860 in net proceeds as of December 31, 2022, which is the current maximum amount available under the stock purchase agreement due to ownership limitations under Nasdaq rules. Even with the proceeds from this financing, we will require additional funding to maintain our clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of these condensed consolidated interim financial statements.

Consequently, management is pursuing various financing alternatives to fund our operations so we can continue as a going concern. In addition, we have paused the REM-001 program in order to conserve cash resources for the VAL-083 clinical study. Management plans to continue to pursue opportunities to secure the necessary financing through the issue of new equity, debt, and/or entering into strategic partnership arrangements. However, our ability to raise additional capital could be affected by various risks and uncertainties including, but not limited to, the effects of the COVID-19 pandemic and global unrest. We may not be able to raise sufficient additional capital and may tailor our drug candidate development programs based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2022 contained in our Form 10-K filed with the SEC on September 27, 2022. While all of the significant accounting policies are important to our consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

• Fair value of financial instruments

• Accruals for research and development expenses and clinical trials

Fair value of financial instruments

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. Prior to our adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period. For the six months ended December 31, 2022, and 2021, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For the six months ended December 31, 2022, and 2021, we utilized the plain vanilla method to determine the expected life of stock options. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

We have issued warrants for services provided by non-employees. The warrants issued for services have been valued at the fair value of the warrants issued. For the six months ended December 31, 2022, and 2021, the determination of grant-date fair value for warrants issued for services was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, interest rates, dividend yields, and the term of the warrant. We have also issued shares for services to non-employees which have been valued using the share price of our common stock.

Accruals for research and development expenses and clinical trials

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For six months ended December 31, 2022, and 2021, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

3.1	Amended and Restated Bylaws of Kintara Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)

3.2

Certificate of Change of Articles of Incorporation, as amended, of Kintara Therapeutics, Inc., dated November 10, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022)

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

Kintara Therapeutics, Inc.

Date: February 14, 2023	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2023	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)