Form 10-Q
period 2023-03-31
Kintara Therapeutics, Inc.
filed 2023-05-11
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Number of shares of common stock outstanding as of May 10, 2023 was 1,692,175.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the nine months ended March 31, 2023

(expressed in US dollars unless otherwise noted)

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Balance Sheets

(In thousands, except par value amounts)

		March 31, 2023	June 30, 2022
	Note	$	$
		(unaudited)
Assets
Current assets
Cash and cash equivalents		3,045	11,780
Prepaid expenses, deposits and other		821	1,478
Clinical trial deposit	3	2,150	—
Total current assets		6,016	13,258
Clinical trial deposit	3	—	2,600
Property and equipment, net	4	724	90
Total assets		6,740	15,948
Liabilities
Current liabilities
Accounts payable and accrued liabilities		2,610	3,269
Related party payables	5	180	721
Total current liabilities		2,790	3,990
Milestone payment liability	8	164	163
Total liabilities		2,954	4,153
Stockholders' equity
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at March 31, 2023 (June 30, 2022 – 279)	6	279	279
14 Series C shares at March 31, 2023 (June 30, 2022 – 17)	6	10,366	12,275
Common stock
Authorized
5,500 shares at March 31, 2023 (June 30, 2022 - 5,500), $0.001 par value
Issued and outstanding
1,692 issued at March 31, 2023 (June 30, 2022 – 1,311)	6	2	1
Additional paid-in capital	6	141,156	135,575
Accumulated deficit		(148,038)	(136,356)
Accumulated other comprehensive income		21	21
Total stockholders’ equity		3,786	11,795
Total liabilities and stockholders’ equity		6,740	15,948
Nature of operations, corporate history, going concern and management plans (note 1)
Subsequent events (note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

		Three months ended March 31,		Nine months ended March 31,
	Note	2023	2022	2023	2022
Expenses
Research and development		$2,005	$3,474	$7,235	$11,169
General and administrative		1,297	1,884	4,212	6,055
		(3,302)	(5,358)	(11,447)	(17,224)
Other income (loss)
Foreign exchange		(1)	1	10	6
Interest, net		39	1	123	3
		38	2	133	9
Net loss for the period		(3,264)	(5,356)	(11,314)	(17,215)
Computation of basic loss per share
Net loss for the period		(3,264)	(5,356)	(11,314)	(17,215)
Series A Preferred cash dividend	6	(2)	(2)	(6)	(6)
Series C Preferred stock dividend	6	—	—	(362)	(2,462)
Net loss for the period attributable to common stockholders		$(3,266)	$(5,358)	$(11,682)	$(19,683)
Basic and fully diluted loss per share		$(1.94)	$(5.45)	$(7.32)	$(22.39)
Basic and fully diluted weighted average number of shares		1,681	983	1,596	879

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

For the nine months ended March 31, 2023

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total stockholders' equity $
Balance - June 30, 2022	1,311	1	135,575	21	12,554	(136,356)	11,795
Issuance of shares - net of issue costs	262	1	1,902	—	—	—	1,903
Stock option expense	—	—	518	—	—	—	518
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series C Preferred stock dividend	43	—	362	—	—	(362)	—
Loss for the period	—	—	—	—	—	(4,596)	(4,596)
Balance - September 30, 2022	1,616	2	138,357	21	12,554	(141,316)	9,618

Conversion of Series C Preferred stock to common stock	42	—	1,778	—	(1,778)	—	—
Additional shares issued on reverse stock split	15	—	—	—	—	—	—
Stock option expense	—	—	436	—	—	—	436
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Loss for the period	—	—	—	—	—	(3,454)	(3,454)
Balance - December 31, 2022	1,673	2	140,571	21	10,776	(144,772)	6,598

Conversion of Series C Preferred stock to common stock	3	—	131	—	(131)	—	—
Issuance of shares for services	16	—	110	—	—	—	110
Stock option expense	—	—	290	—	—	—	290
Restricted stock unit expense	—	—	54	—	—	—	54
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Loss for the period	—	—	—	—	—	(3,264)	(3,264)
Balance - March 31, 2023	1,692	2	141,156	21	10,645	(148,038)	3,786

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

For the nine months ended March 31, 2022

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total stockholders' equity $
Balance - June 30, 2021	655	1	106,853	21	14,931	(111,225)	10,581
Issuance of shares and warrants - net of issue costs	144	—	13,634	—	—	—	13,634
Conversion of Series C Preferred stock to common stock	29	—	1,256	—	(1,256)	—	—
Exercise of 2020 Investor Warrants for cash	1	—	69	—	—	—	69
Exercise of pre-funded warrants for cash	96	—	5	—	—	—	5
Warrants issued for services	—	—	31	—	—	—	31
Stock option expense	—	—	811	—	—	—	811
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series C Preferred stock dividend	34	—	2,462	—	—	(2,462)	—
Loss for the period	—	—	—	—	—	(5,966)	(5,966)
Balance - September 30, 2021	959	1	125,121	21	13,675	(119,655)	19,163

Conversion of Series C Preferred stock to common stock	21	—	874	—	(874)	—	—
Warrants issued for services	—	—	4	—	—	—	4
Stock option expense	—	—	830	—	—	—	830
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Loss for the period	—	—	—	—	—	(5,893)	(5,893)
Balance - December 31, 2021	980	1	126,829	21	12,801	(125,550)	14,102

Conversion of Series C Preferred stock to common stock	6	—	247	—	(247)	—	—
Stock option expense	—	—	642	—	—	—	642
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Loss for the period	—	—	—	—	—	(5,356)	(5,356)
Balance - March 31, 2022	986	1	127,718	21	12,554	(130,908)	9,386

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(In thousands)

		Nine months ended March 31,
		2023	2022
	Note	$	$
Cash flows from operating activities
Loss for the period		(11,314)	(17,215)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of clinical trial deposit	3	2,150	—
Depreciation of property and equipment	4	45	45
Change in fair value of milestone liability		1	(10)
Warrants issued for services	6	—	35
Stock option expense	6	1,244	2,283
Restricted stock units and shares issued for services	6	164	—
Changes in operating assets and liabilities
Prepaid expenses, deposits and other		210	(998)
Clinical trial deposit		(1,700)	—
Accounts payable and accrued liabilities		(616)	563
Related party payables		(541)	(103)
Net cash used in operating activities		(10,357)	(15,400)
Cash flows from investing activities
Purchase of equipment	4	(232)	—
Net cash used in investing activities		(232)	—
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	6	1,860	13,634
Warrants exercised for cash	6	—	74
Series A Preferred cash dividend	5	(6)	(6)
Net cash provided by financing activities		1,854	13,702
(Decrease) increase in cash and cash equivalents		(8,735)	(1,698)
Cash and cash equivalents – beginning of period		11,780	10,537
Cash and cash equivalents – end of period		3,045	8,839
Supplementary information (note 7)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

March 31, 2023

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

For the nine months ended March 31, 2023, the Company reported a loss of $11,314 and a negative cash flow from operations of $10,357. The Company had an accumulated deficit of $148,038 and had cash and cash equivalents of $3,045 as of March 31, 2023. The Company is in the clinical stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidates are commercialized, or partnered, which may not ever occur. On August 2, 2022, the Company entered into a stock purchase agreement under which the Company ultimately received approximately $1,860 in net proceeds as of March 31, 2023, which is the current maximum available under the stock purchase agreement. Even with the proceeds from this financing, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these condensed consolidated interim financial statements.

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

2 Significant accounting policies

Reverse stock split

On November 10, 2022, the Company filed a Certificate of Change to the Company’s Articles of Incorporation, as amended, in order to effectuate a 1:50 reverse stock split (the "Reverse Stock Split") of its issued and outstanding common stock as well as its authorized shares of common stock. As a result of the Reverse Stock Split, every 50 shares of issued and outstanding common stock were converted into one share of common stock with a proportionate reduction in the Company's authorized shares of common stock. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole post-Reverse Stock Split share. The Reverse Stock Split did not change the par value of the Company's common stock. All outstanding securities entitling their holders to acquire shares of common stock were adjusted as a result of the Reverse Stock Split. All common share and per share data are retrospectively restated to give effect to the Reverse Stock Split for all periods presented herein.

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

Unaudited interim financial data

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the June 30, 2022 audited consolidated financial statements of the Company included in the Company’s Form 10-K filed with the SEC on September 27, 2022. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023, or for any other future annual or interim period.

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

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the nine-month periods ended March 31, 2023, and 2022, diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, restricted stock units, and convertible preferred shares is anti-dilutive. As of March 31, 2023, potential common shares of 713 (2022 – 368) related to outstanding common share warrants, 42 (2022 – 42) related to outstanding Series C preferred stock warrants, 198 (2022 – 197) related to stock options, 18 (2022 - nil ) related to restricted stock units, and 245 (2022 – 290) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

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

3 Clinical trial deposit

In October 2020, the Company announced that it had entered into a final agreement with a contract research organization (“CRO”) for the management of the Company’s registrational study for glioblastoma. Under the agreement, the Company will supply the drug for the study and the CRO will manage all operational aspects of the study including site activation and patient enrollment. The Company is required to make certain payments under the agreement related to patient enrollment milestones. For the three and nine months ended March 31, 2023, the Company has recognized $1,075 (2022 - $1,840) and $3,990 (2022 – $5,770) respectively, of expenses for this study in relation to clinical site initiation and patient enrollment.

During the nine months ended March 31, 2023, the Company paid an additional $1,700 to the CRO in relation to the study deposit and has expensed $2,150 of the deposit. As of March 31, 2023, the remaining deposit balance for payments made to the CRO is $2,150. It is anticipated that the deposit will be recognized as an expense, applied to future invoices, or refunded to the Company, within twelve months from March 31, 2023. The Company can terminate the study at any time. Upon termination, the Company will be liable for any payments due to the effective date of the termination as well as any non-refundable costs incurred by the CRO prior to the date of termination.

4 Property and equipment, net

$ (thousands)
Balance – June 30, 2022	90
Additions	679
Less depreciation	(45)
Balance – March 31, 2023	724

At March 31, 2023, the total capitalized cost of property and equipment was $859 (June 30, 2022 - $180), of which $679 is not in use. The Company has recognized $15 and $45 in depreciation expense, respectively, for each of the three and nine months ended March 31, 2023, and 2022, on equipment in use.

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

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $279 (including aggregate accrued interest to September 30, 2014, of $29), issued to Valent by Del Mar (BC), for 279 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For the three months ended March 31, 2023, and 2022, respectively, the Company recorded $2 related to the dividend paid to Valent and for the nine months ended March 31, 2023, and 2022, respectively, the Company recorded $6 related to the dividend paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

Related party payables

As of March 31, 2023, there is an aggregate amount of $180 (June 30, 2022 - $721) payable to the Company’s officers and directors for fees, expenses, and accrued bonuses and other liabilities.

6 Stockholders’ equity

Preferred stock

Series C Preferred Stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2022	16,838	12,275
Conversion of Series C Preferred stock to common stock	(2,630)	(1,909)
Balance – March 31, 2023	14,208	10,366

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

The Series C Preferred Stock dividends do not require declaration by the board of directors and are accrued annually as of the date the dividend is earned in an amount equal to the fair value of the Company’s common stock on the dates the respective dividends are paid. The fair value of the Series C Preferred Stock dividend paid on August 19, 2022, was determined by multiplying the dividends paid of 43 shares of common stock by the Company’s closing share price on August 19, 2022, of $8.34 per share for a total fair value of $362. Any outstanding shares of Series C Preferred Stock will automatically convert to shares of common stock on August 19, 2024. In addition, as part of the Series C Preferred financing, the Company issued warrants to the placement agent (“Series C Agent Warrants”).

The Company’s Series C Preferred Stock outstanding, conversion shares, and aggregate dividends as of March 31, 2023, are as follows:

Series	Number	Conversion price $	Number of conversion shares (in thousands)	Dividend Shares (in thousands)
Series 1	11,415	58.00	197	153
Series 2	898	60.70	15	10
Series 3	1,895	57.50	33	25
	14,208		245	188

Series C Dividends	Dividend Shares (in thousands)
10% - August 19, 2021 (actual)	34
15% - August 19, 2022 (actual)	43
20% - August 19, 2023 (estimated)	49
25% - August 19, 2024 (estimated)	62
188

The Series C Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock is pari passu in liquidation to the Company’s Series A Preferred Stock. The liquidation value of the Series C Preferred Stock at March 31, 2023, is the stated value of $14,208 (June 30, 2022 - $16,838).

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

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock is pari passu in liquidation to the Company’s Series C Preferred Stock. The liquidation value of the Series A Preferred stock at March 31, 2023, is its stated value of $279 (June 30, 2022 - $279).

There was no change to the Series A Preferred stock for the three and nine months ended March 31, 2023, or 2022.

Common stock

Common stock issuances during the nine months ended March 31, 2023

Stock purchase agreement

On August 2, 2022, the Company entered into a stock purchase agreement, dated as of August 2, 2022, (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to a maximum of $20,000 of shares of the Company’s common stock (the “Purchase Shares”). Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to take certain actions relating to the registration of the offer and sale of the Purchase Shares available for issuance under the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 33 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement.

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

The aggregate number of shares that the Company can issue or sell to Lincoln Park under the Purchase Agreement may in no case exceed 262 shares of the common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of our common stock to Lincoln Park under the Purchase Agreement equals or exceeds $10.12 per share (which represents the lower of (A) the official closing price of the Company’s common stock on Nasdaq on the trading day immediately preceding the date of the Purchase Agreement and (B) the average official closing price of the Company’s common stock on Nasdaq for the five consecutive trading days ending on the trading day on the date of the Purchase Agreement, adjusted such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules). The Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement.

During the nine months ended March 31, 2023, the Company sold 229 shares of common stock for total net proceeds of approximately $1,860 under the Purchase Agreement. As of March 31, 2023, the sales made under the Purchase Agreement are the maximum amounts available due to ownership limitations under Nasdaq rules.

Shares issued for services

During the three and nine months ended March 31, 2023, the Company issued 16 shares of common stock for services for a total value of $110.

Common stock issuances during the nine months ended March 31, 2022

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

The 2022 Investor Warrants are exercisable at $62.50 per share until their expiry on March 28, 2025, and the PFW are exercisable at $0.05 per share at any time after September 28, 2021. The Company also issued 12 agent warrants that are exercisable at $78.125 per share commencing September 28, 2021, until their expiry on March 28, 2025 (the “2022 Agent Warrants”). The 2022 Agent Warrants have been valued at $333 and have been treated as non-cash issue costs of the common stock, 2022 Investor Warrants, and PFW. The 2022 Agent Warrants have been valued using a Black-Scholes valuation with a risk-free interest rate of 0.55%, a contractual term of 3.5 years, a volatility of 116.7%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the contractual life of the instrument at the valuation date. The term is based on the contractual term of the warrant.

During the nine months ended March 31, 2022, all of the 96 PFW were exercised at $0.05 per PFW for proceeds of $4.8.

Stock options

2017 Omnibus Incentive Plan

The Company’s board of directors has approved the adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The 2017 Plan, as amended, was subsequently approved at an annual meeting of stockholders on April 11, 2018. As approved by the Company’s stockholders on June 21, 2022, the number of common shares available under the 2017 Plan as of March 31, 2023, is 440 shares.

The following table sets forth the aggregate information on all equity compensation plans as of March 31, 2023:

Plan (in thousands, except per share amounts)	Number of shares of common stock to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options $	Number of stock options remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders - 2017 Plan	197	34.72	238
Equity compensation plans not approved by security holders - Del Mar (BC) 2013 Amended and Restated Stock Option Plan(1)	1	2,281.51	—
Totals	198	53.54	238

(1) The Del Mar (BC) 2013 Amended and Restated Stock Option Plan refers to the Company’s previous equity compensation plan under which 1 stock option remains outstanding as of March 31, 2023.

(2) The balance of 238 shares of common stock available for issuance under the 2017 Plan as of March 31, 2023, is net of stock options previously exercised.

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

During the nine months ended March 31, 2023, a total of 70 stock options to purchase shares of common stock were granted to directors and officers of the Company. Of the total stock options granted, 6 have an exercise price of $12.75 per share and vest in 12 equal monthly installments beginning on August 1, 2022. The remaining 64 stock options granted have an exercise price of $8.785 per share and vest as to 25% on August 1, 2023, with the remaining portion vesting in equal monthly installments over a period of 36 months commencing on September 1, 2023. All of the options to purchase shares of common stock granted have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

The following table sets forth changes in stock options outstanding under all plans:

	Number of stock options outstanding (in thousands)	Weighted average exercise price
Balance – June 30, 2022	176	87.05
Granted	78	8.79
Expired	(56)	96.27
Balance – March 31, 2023	198	53.54

The following table summarizes stock options outstanding and exercisable under all plans at March 31, 2023:

Exercise price $	Number Outstanding at March 31, 2023 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at March 31, 2023 (in thousands)
6.04	9	9.89	—
8.79	64	9.35	—
12.75 to 16.25	6	9.56	4
30.50 to 48.00	83	8.26	35
62.00 to 68.50	14	8.13	13
85.00	21	7.47	19
1,055.00 to 4,600.00	1	2.83	1
	198		72

Stock options granted during the nine months ended March 31, 2023, have been valued using a Black-Scholes pricing model with the following assumptions:

March 31, 2023
Dividend rate	—%
Estimated volatility	91.40%
Risk-free interest rate	2.67%
Expected term – years	6.09

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

The Company has recognized the following amounts as stock option expense for the periods noted (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2023 $	2022 $	2023 $	2022 $
Research and development	94	(29)	368	464
General and administrative	196	671	876	1,819
	290	642	1,244	2,283

All of the stock option expense for the periods ended March 31, 2023, and 2022, has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding as well as stock options exercisable was $nil as of March 31, 2023, and 2022, respectively. As of March 31, 2023, there was $1,057 in unrecognized compensation expense that will be recognized over the next 2.75 years.

The following table sets forth changes in unvested stock options under all plans:

	Number of Options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2022	84	51.23
Granted	78	8.79
Vested	(36)	48.73
Unvested at March 31, 2023	126	25.63

The aggregate intrinsic value of unvested stock options at March 31, 2023, was $nil (2022 - $nil). The unvested stock options have a remaining weighted average contractual term of 9.03 years (2022 – 9.17).

Restricted stock units

On August 1, 2022, the Company issued 18 restricted stock units ("RSU") to its officers. Subject to providing continuous service to the Company, the RSU vest in four equal annual installments commencing August 1, 2023. The RSU were valued using the closing price of the Company’s stock on the date of issuance with the total expense of $155 being recognized over the vesting period of four years.

	Number of RSU (in thousands)	Number of RSU vested (in thousands)
Balance – June 30, 2022	—	—
Issuance of RSU	18	—
Balance – March 31, 2023	18	—

Common stock warrants

The following table sets forth changes in outstanding common stock warrants:

	Number of Warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2022	720	49.36
Expiry of 2018 Investor and Agent warrants	(7)	625.68
Balance – March 31, 2023	713	43.55

The following table summarizes the Company’s outstanding common stock warrants as of March 31, 2023:

Description of warrants	Number (in thousands)	Exercise price $	Expiry date

2022 April Investor warrants	325	20.50	April 14, 2027
2022 Investor warrants	240	62.50	March 28, 2025
2020 Investor warrants	65	50.00	August 16, 2024
2019 Investor warrants	15	155.00	June 5, 2024
NBTS Warrants	3	54.50	June 19, 2025
Warrants issued for services	20	32.00 to 450.00	September 22, 2023 to February 25, 2024
2022 April Agent warrants	32	33.12	October 14, 2026
2022 Agent warrants	12	78.12	March 28, 2025
2019 Agent warrants	1	193.75	June 3, 2024
	713

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

The following table sets forth changes in outstanding Series C Agent Warrants:

	Balance June 30, 2022	Number of Warrants Issued	Number of Warrants Exercised	Balance, March 31, 2023	Conversion price $
Preferred Series C-1 Agent Warrants	1,929	—	—	1,929	58.00
Preferred Series C-2 Agent Warrants	219	—	—	219	60.70
Preferred Series C-3 Agent Warrants	296	—	—	296	57.50
	2,444	—	—	2,444

The following table summarizes the Company’s outstanding Series C Agent Warrants as of March 31, 2023:

Series C Agent Warrants	Number	Conversion price $	Number of conversion shares (in thousands)	Cumulative common stock dividends (in thousands)
Series 1	1,929	58.00	33	23
Series 2	219	60.70	4	3
Series 3	296	57.50	5	4
	2,444		42	30

7 Supplementary statement of cash flows information

The Company incurred the following non-cash investing and financing transactions (in thousands):

	Nine months ended March 31,
	2023 $	2022 $
Series C Preferred Stock common stock dividend (note 6)	362	2,462
Non-cash issue costs (note 6)	289	333
Equipment additions reclassified from prepaid expenses	447	—
Income taxes paid	—	—
Interest paid	—	—

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. As of March 31, 2023, the Company’s milestone payment liability was measured using level 3 inputs. The milestone payment liability relates to contingent milestone payments for the REM-001 program that was acquired in the Adgero merger (note 1).

	March 31, 2023
Liability	Level 1	Level 2	Level 3
Milestone payment liability	—	—	164

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, and related party payables. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

9 Subsequent events

The Company has evaluated its subsequent events from March 31, 2023, through the date these condensed consolidated interim financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated interim financial statements.

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

Recent Events

•
On April 17, 2023, at the American Association for Cancer Research Annual Meeting, case study data from the VAL-083 expanded access program was presented.

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

In GBM, we are part of the GBM AGILE Study which is an international registrational Phase 2/3 clinical study for GBM. The study is a patient centered, adaptive platform study for registration evaluating multiple therapies for patients with newly-diagnosed and recurrent GBM. Patients in the GBM AGILE Study are tested for their O6-methyl guanine methyltransferase (“MGMT”) methylation status prior to enrollment. VAL-083 is being evaluated in all three GBM patient subtypes in this study: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent.

We have also completed two open-label, biomarker-driven, Phase 2 studies in MGMT-unmethylated GBM. MGMT is a DNA-repair enzyme that is associated with resistance to temozolomide (“TMZ” or Temodar®), the current standard-of-care chemotherapy used in the treatment of GBM. More than 60% of GBM patients have MGMT-unmethylated tumors and exhibit a high expression of MGMT which is correlated with TMZ resistance, treatment failure, and poor patient outcomes as indicated in the current National Comprehensive Cancer Network (“NCCN”) guidelines for GBM treatment. Our research demonstrates that VAL-083’s anti-tumor activity is independent of MGMT expression. In our completed Phase 2 studies we used MGMT as a biomarker to identify patients for treatment with VAL-083 in three distinct GBM unmethylated MGMT patient populations: newly-diagnosed first line, newly-diagnosed adjuvant, and recurrent.

In addition, we have undertaken research in ovarian cancer. Ovarian cancer is the fifth most common cancer in women and is the leading cause of death among women diagnosed with gynecological malignancies. We are in the process of evaluating the best path forward in ovarian cancer including the potential combination of VAL-083 with PARP inhibitors. The U.S. Food and Drug Administration (the “FDA”) granted orphan drug designation for the use of VAL-083 in the treatment of ovarian cancer.

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

Safety Across Studies

Consistent with prior studies, myelosuppression was the most common adverse event with VAL-083 in all three patient cohorts in our completed Phase 2 studies. In the 30 mg/m2/day starting dose cohort (the dose being studied in the GBM AGILE Study) five subjects experienced a serious adverse event (“SAE”) possibly related to VAL-083 in the recurrent group and one patient experienced a possible drug-related SAE in the newly-diagnosed adjuvant group.

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

REM-001

Background

Through REM-001, we are developing our photodynamic therapy (“PDT”) for the treatment of rare, unmet medical needs. PDT is a treatment that uses light sensitive compounds, or photosensitizers, that, when exposed to specific wavelengths of light, act as catalysts to produce a form of oxygen that induces local tumor cell death. REM-001 consists of three parts: the laser light source, the light delivery device, and the REM-001 drug product (collectively, the “REM-001 Therapy”). REM-001 consists of an active pharmaceutical ingredient (“API”) in a lipid formulation. The REM-001 API is SnET2 (“tin ethyl etiopurpurin”) which is a second-generation PDT photosensitizer agent. We believe REM-001 possesses multiple advantages over earlier generation PDT compounds.

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

VAL-083 and REM-001 Fast Track Designations

The FDA has granted us Fast Track Designation (“FTD”) for VAL-083 in recurrent and newly-diagnosed unmethylated GBM and for REM-001 in CMBC.

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

Outstanding Securities

As of May 10, 2023, we had 1,692 shares of common stock issued and outstanding, outstanding warrants to purchase 713 shares of common stock, warrants to purchase 2,444 shares of our Series C Preferred Stock that upon exercise are convertible into 42 shares of common stock, outstanding stock options to purchase 198 shares of common stock, 18 restricted stock units, 14,208 outstanding shares Series C Preferred Stock that are convertible into 245 shares of common stock. All common stock warrants, stock options, and restricted stock units are convertible, or exercisable into, one share of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $58 per share (Series C-1), $60.70 per share (Series C-2) or $57.50 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at March 31, 2023, and June 30, 2022, is the US$. The following tables represent selected financial information for us for the periods presented. All amounts in the remainder of this MD&A are expressed in thousands, except par value and per share amounts, unless otherwise noted.

Selected Balance Sheet Data

	March 31, 2023 $	June 30, 2022 $
	(in thousands)
Cash and cash equivalents	3,045	11,780
Working capital	3,226	9,268
Total assets	6,740	15,948
Total stockholders’ equity	3,786	11,795

Selected Statement of Operations Data

For the three months ended

	March 31, 2023	March 31, 2022
	$	$
	(in thousands, except per share data)
Expenses
Research and development	2,005	3,474
General and administrative	1,297	1,884
	(3,302)	(5,358)
Other income (loss)
Foreign exchange	(1)	1
Interest, net	39	1
	38	2
Net loss for the period	(3,264)	(5,356)
Series A Preferred cash dividend	(2)	(2)
Net loss for the period attributable to common stockholders	(3,266)	(5,358)
Basic and fully diluted weighted average number of shares	1,681	983
Basic and fully diluted loss per share	(1.94)	(5.45)

For the nine months ended

	March 31, 2023	March 31, 2022
	$	$
	(in thousands, except per share data)
Expenses
Research and development	7,235	11,169
General and administrative	4,212	6,055
	(11,447)	(17,224)
Other income
Foreign exchange	10	6
Interest, net	123	3
	133	9
Net loss for the period	(11,314)	(17,215)
Series A Preferred cash dividend	(6)	(6)
Series C Preferred stock dividend	(362)	(2,462)
Net loss for the period attributable to common stockholders	(11,682)	(19,683)
Basic and fully diluted weighted average number of shares	1,596	879
Basic and fully diluted loss per share	(7.32)	(22.39)

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

For the three months ended

	March 31, 2023 $	March 31, 2022 $
	(in thousands)
Research and development - GAAP	2,005	3,474
Less: non-cash, share-based compensation expense	(115)	29
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	1,890	3,503
General and administrative - GAAP	1,297	1,884
Less: non-cash, share-based compensation expense	(339)	(671)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	958	1,213

For the nine months ended

	March 31, 2023 $	March 31, 2022 $
	(in thousands)
Research and development - GAAP	7,235	11,169
Less: non-cash, share-based compensation expense	(389)	(464)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	6,846	10,705
General and administrative - GAAP	4,212	6,055
Less: non-cash, share-based compensation expense	(1,019)	(1,854)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	3,193	4,201

Results of Operations

Comparison of the three months ended March 31, 2023, and March 31, 2022

	Three months ended
	March 31, 2023 $	March 31, 2022 $	Change $	Change %
	(in thousands)
Expenses
Research and development	2,005	3,474	(1,469)	(42)
General and administrative	1,297	1,884	(587)	(31)
	(3,302)	(5,358)	2,056
Other income (loss)
Foreign exchange	(1)	1	(2)	(200)
Interest, net	39	1	38	3,800
	38	2	36
Net loss	(3,264)	(5,356)	2,092

Research and Development

Research and development expenses decreased to $2,005 for the three months ended March 31, 2023, from $3,474 for the three months ended March 31, 2022. The decrease was largely attributable to lower clinical development costs, partially offset by higher non-cash, share-based compensation expenses incurred during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Clinical development costs have decreased in the current quarter compared to the same quarter in the prior fiscal year in part due to costs related to the GBM AGILE Study being lower in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. In addition, on October 19, 2022, we announced that we had paused the REM-001 program in order to preserve cash for the development of VAL-083. As a result, costs for REM-001 were lower in the current quarter compared to the same quarter in the prior fiscal year. Non-cash, share-based compensation expense increased to $115 for the three months ended March 31, 2023, from a reversal of $29 for the three months ended March 31, 2022. During the quarter ended March 31, 2022, there was a staff reduction resulting in the forfeiture of stock options.

General and Administrative

General and administrative expenses were $1,297 for the three months ended March 31, 2023, compared to $1,884 for the three months ended March 31, 2022. A significant portion of the decrease was a result of lower non-cash, share-based compensation expenses and a reduction in personnel costs in the current three months compared to the same period in the prior fiscal year. Non-cash, share-based compensation expense decreased to $339 for the three months ended March 31, 2023, from $671 for the three months ended March 31, 2022, due to the recognition of higher compensation expense recognized during the three months ended March 31, 2022, for stock options granted in September 2021. Personnel costs have decreased in the current quarter compared to the same quarter in the prior fiscal year largely due to a reduction in staff.

Preferred Share Dividends

For each of the three months ended March 31, 2023, and 2022, we recorded $2 related to the cash dividend payable to Valent on the Series A Preferred Stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

Comparison of the nine months ended March 31, 2023, and March 31, 2022

	Nine months ended
	March 31, 2023 $	March 31, 2022 $	Change $	Change %
	(in thousands)
Expenses
Research and development	7,235	11,169	(3,934)	(35)
General and administrative	4,212	6,055	(1,843)	(30)
	(11,447)	(17,224)	5,777
Other income
Foreign exchange	10	6	4	67
Interest, net	123	3	120	4,000
	133	9	124
Net loss	(11,314)	(17,215)	5,901

Research and Development

Research and development expenses decreased to $7,235 for the nine months ended March 31, 2023, from $11,169 for the nine months ended March 31, 2022. The decrease was largely attributable to lower clinical development costs, non-cash, share-based compensation expenses, and personnel costs incurred during the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022.

Clinical development costs have decreased in the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, partially due to lower costs recognized for the GBM AGILE Study. In addition, on October 19, 2022, we announced we had paused the REM-001 program in order to preserve cash for the development of VAL-083. As a result, costs for REM-001 were lower in the nine months ended March 31, 2023, compared to the same period in the prior fiscal year. Non-cash, share-based compensation expense decreased to $389 for the nine months ended March 31, 2023, from $464 for the nine months ended March 31, 2022, due to the higher compensation expense recognized during the nine months ended March 31, 2022, for stock options granted in September 2021. Personnel costs have decreased in the current period compared to the same period in the prior fiscal year largely due to a reduction in staff.

General and Administrative

General and administrative expenses were $4,212 for the nine months ended March 31, 2023, compared to $6,055 for the nine months ended March 31, 2022. A significant portion of the decrease was a result of lower non-cash, share-based compensation expenses, personnel costs, and a reduction in professional fees in the current nine months compared to the same period in the prior fiscal year. Non-cash, share-based compensation expense decreased to $1,019 for the nine months ended March 31, 2023, from $1,854 for the nine months ended March 31, 2022, due to the recognition of higher compensation expense recognized during the nine months ended March 31, 2022, for stock options granted in September 2021. Personnel costs have decreased in the current period compared to the same period in the prior fiscal year largely due to a reduction in staff. Professional fees were lower during the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, due to reduced investor relations expenses.

Preferred Share Dividends

During the nine months ended March 31, 2023, we issued 43 (2022 – 34) shares of common stock as a stock dividend on the Series C Preferred Stock and recognized $362 (2022 - $2,462) as a direct increase in accumulated deficit.

For each of the nine months ended March 31, 2023, and 2022, we recorded $6 related to the cash dividend payable to Valent on the Series A Preferred Stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

Liquidity and Capital Resources

Nine months ended March 31, 2023, compared to the nine months ended March 31, 2022

	March 31, 2023 $	March 31, 2022 $	Change $	Change %
	(in thousands)
Cash flows from operating activities	(10,357)	(15,400)	5,043	(33)
Cash flows from investing activities	(232)	—	(232)	100
Cash flows from financing activities	1,854	13,702	(11,848)	(86)

Operating Activities

Net cash used in operating activities decreased to $10,357 for the nine months ended March 31, 2023, from $15,400 for the nine months ended March 31, 2022. During the nine months ended March 31, 2023, and 2022, we reported net losses of $11,314 and $17,215, respectively. Changes in adjustments to reconcile net loss to net cash used in operating activities for the nine months ended March 31, 2023, included stock option expense of $1,244 being recognized during the current period compared to $2,283 in the same period in the prior fiscal year. In addition, during the nine months ended March 31, 2023, non-cash expenses of $164 were incurred for shares issued for services and restricted stock unit expense while no such items were incurred in the nine months ended March 31, 2022. The most significant changes in working capital for the nine months ended March 31, 2023, were related to an increase in clinical trial deposits of $1,700, a decrease in accounts payable and accrued liabilities of $616, and a decrease in related party payables of $541. The most significant change in working capital for the nine months ended March 31, 2022, was due to a decrease in prepaid expenses and deposits of $998 and an increase in accounts and accrued liabilities of $563.

Investing Activities

Net cash used in investing activities was $232 for the nine months ended March 31, 2023, for the purchase of equipment, compared to $nil for the nine months ended March 31, 2022.

Financing Activities

During the nine months ended March 31, 2023, we received $1,860 in net proceeds from the sale of shares under the stock purchase agreement, dated as of August 2, 2022, (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to a maximum of $20,000 of shares of the Company’s common stock.

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

For the nine months ended March 31, 2023, we reported a loss of $11,314 and a negative cash flow from operations of $10,357. We had an accumulated deficit of $148,038 and had cash and cash equivalents of $3,045 as of March 31, 2023. We are in the clinical stage and have not generated any revenues to date. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. On August 2, 2022, we entered into a Purchase Agreement under which we received approximately $1,860 in net proceeds as of March 31, 2023, which is the current maximum amount available under the Purchase Agreement due to ownership limitations under Nasdaq rules. Even with the proceeds from this financing, we will require additional funding to maintain our clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of these condensed consolidated interim financial statements.

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2022, contained in our Form 10-K filed with the SEC on September 27, 2022. While all of the significant accounting policies are important to our consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

• Fair value of financial instruments

• Accruals for research and development expenses and clinical trials

Fair value of financial instruments

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. Prior to our adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period. For the nine months ended March 31, 2023, and 2022, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For the nine months ended March 31, 2023, and 2022, we utilized the plain vanilla method to determine the expected life of stock options. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

We have issued warrants for services provided by non-employees. The warrants issued for services have been valued at the fair value of the warrants issued. For the nine months ended March 31, 2023, and 2022, the determination of grant-date fair value for warrants issued for services was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, interest rates, dividend yields, and the term of the warrant. We have also issued shares for services to non-employees which have been valued using the share price of our common stock.

Accruals for research and development expenses and clinical trials

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For nine months ended March 31, 2023, and 2022, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Kintara Therapeutics, Inc.

Date: May 11, 2023	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Scott Praill
Scott Praill
Chief Financial Officer (Principal Financial and Accounting Officer)