Form 10-K
period 2023-06-30
Kintara Therapeutics, Inc.
filed 2023-09-18
CIK 1498382

srp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) ☐ Yes ☒ No

As of December 31, 2022, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of our common stock of $6.89 was approximately $11.5 million. For purposes of the above statement only, all directors, named executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of September 14, 2023 was 1,746,408.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Auditor Name: Marcum LLP Auditor Location: San Francisco, CA Auditor Firm ID: 688

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

i

PART I

Item 1. Business.

Background

Kintara Therapeutics, Inc. (“Kintara”or the “Company”) is a clinical stage, biopharmaceutical company focused on the development and commercialization of new cancer therapies. On August 19, 2020, the Company completed its merger with Adgero Biopharmaceuticals Holdings, Inc., a Delaware corporation (“Adgero”) in which Adgero continued its existence under Delaware law and became a direct, wholly-owned subsidiary of Kintara. Following the completion of the merger, we changed our name from DelMar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. and began trading on The Nasdaq Capital Market LLC (“Nasdaq”) under the symbol “KTRA.”

We are the parent company of Del Mar Pharmaceuticals (B.C.) Ltd. (“Del Mar (BC)”), a British Columbia, Canada corporation, and Adgero. We are also the parent company of 0959454 B.C. Ltd. (“Callco”) and 0959456 B.C. Ltd. (“Exchangeco”), which are British Columbia, Canada corporations and Adgero, which is a Delaware corporation. Callco and Exchangeco were formed to facilitate the reverse acquisition that occurred in 2013.

References to “we,” “us,” and “our” refer to Kintara and our wholly-owned subsidiaries, Del Mar (BC), Adgero, Adgero Bio, Callco, and Exchangeco.

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

Recent Highlights

•
Effective July 1, 2023, we were awarded a $2.0 million grant from the National Institutes of Health (“NIH”). The grant from the NIH will fund the majority of expenses related to the REM-001 CMBC 15-patient clinical study.
•
On April 17, 2023, at the American Association for Cancer Research Annual Meeting, case study data from the VAL-083 expanded access program was presented.

Targeted Clinical Milestones

We expect topline results from the Global Coalition for Adaptive Research (“GCAR”) GBM Adaptive Global Innovative Learning Environment (“AGILE”) international registrational Phase 2/3 clinical study for VAL-083 (the “GBM AGILE Study”) prior to the end of calendar year 2023.

As a result of receiving the NIH grant, we restarted our REM-001 program and expect to start enrolling patients in the REM-001 CMBC 15-patient clinical study in the fourth quarter of calendar year 2023.

Product Pipeline

ri

Kintara Product Pipeline

PRECLINICAL	IND	PHASE 1	PHASE 2	PHASE 3	Orphan Drug Designation	Fast Track Designation

LEAD INDICATIONS

Program	Orphan Drug Designation	Fast Track Designation
VAL-083: Glioblastoma multiforme — Newly-Diagnosed Unmethylated	Malignant Gliomas Medulloblastoma Glioma	✓
VAL-083: Glioblastoma multiforme — Newly-Diagnosed Methylated		
VAL-083: Glioblastoma multiforme — Recurrent		✓

International Registrational Study (GCAR/AGILE) in newly-diagnosed and recurrent patients
Top line results expected before the end of 2023

Program	Orphan Drug Designation	Fast Track Designation
REM-001: Cutaneous Metastatic Breast Cancer		✓

Fifteen-patient study leading into Pivotal Study
Program awarded National Institutes of Health Grant

FOLLOW-ON INDICATIONS

Program	Orphan Drug Designation	Fast Track Designation
REM-001: Recurrent Basal Cell Carcinoma Nevus Syndrome	BCCNS	
VAL-083: Ovarian Cancer	Ovarian Cancer	

1

VAL-083

Background

VAL-083 is a first-in-class, small-molecule, DNA-targeting chemotherapeutic that has demonstrated activity against a range of tumor types in prior human Phase 1 and Phase 2 clinical studies sponsored by the US National Cancer Institute (“NCI”). “First-in-class” means that VAL-083 embodies a unique molecular structure which is not an analogue, or derivative, of any approved product, or product under development, for the treatment of cancer. As part of our business strategy, we leverage and build upon these prior NCI investments and data from more than 40 NCI Phase 1 and Phase 2 clinical studies, which includes an approximately 1,200 patient safety database.

We are part of the GBM AGILE Study which is an international, innovative platform study designed to more rapidly identify and confirm effective therapies for patients with newly-diagnosed and recurrent GBM through responsive adaptive randomization and a seamless Phase 2/3 clinical design. Patients in the GBM AGILE Study are tested for their O6-methyl guanine methyltransferase (“MGMT”) methylation status prior to enrollment. VAL-083 is being evaluated in all three GBM patient subtypes in this study: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent.

We have also completed two open-label, biomarker-driven, Phase 2 studies in MGMT-unmethylated GBM. MGMT is a DNA-repair enzyme that is associated with resistance to temozolomide (“TMZ” or Temodar®), the current standard-of-care chemotherapy used in the treatment of GBM. More than 60% of GBM patients have MGMT-unmethylated tumors and exhibit a high expression of MGMT which is correlated with TMZ resistance, treatment failure, and poor patient outcomes as indicated in the current National Comprehensive Cancer Network (“NCCN”) guidelines for GBM treatment. Our research demonstrates that VAL-083’s anti-tumor activity is independent of MGMT expression. In our completed Phase 2 studies, we used MGMT as a biomarker to identify patients for treatment with VAL-083 in three distinct GBM unmethylated MGMT patient populations: newly-diagnosed first line, newly-diagnosed adjuvant, and recurrent.

In addition, we have undertaken research in ovarian cancer. Ovarian cancer is the fifth most common cancer in women and is the leading cause of death among women diagnosed with gynecological malignancies. We are in the process of evaluating the best path forward in ovarian cancer including the potential combination of VAL-083 with PARP inhibitors.

VAL-083 has been designated by the U.S. Food and Drug Administration ("FDA") as an orphan drug under the Orphan Drug Act and the European Medicines Agency (“EMA”) for the treatment of gliomas, including GBM. The FDA has also granted Orphan Drug designation to VAL-083 for the treatment of medulloblastoma, DIPG, and ovarian cancer. The FDA has granted us Fast Track Designation ("FTD") for VAL-083 in newly-diagnosed MGMT-unmethylated and recurrent GBM.

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

We have demonstrated that VAL-083’s anti-tumor mechanism is active independent from the MGMT status in vitro. We believe this distinct mechanism of action suggests the potential of VAL-083 as a replacement for the current standard-of-care chemotherapy, TMZ, in both MGMT methylated and MGMT-unmethylated GBM. We have utilized MGMT-methylation status to identify GBM patients who are unlikely to respond to TMZ and we included only MGMT-unmethylated patients in our completed Phase 2 clinical studies of VAL-083.

We believe that our research highlights the opportunity for VAL-083 as a potential new standard-of-care in the treatment of both MGMT methylated and MGMT-unmethylated GBM.

VAL-083 Clinical Studies

GBM AGILE Study

On October 21, 2020, we announced that we entered into a definitive agreement with GCAR and on January 13, 2021, we announced the initiation of patient recruitment for the VAL-083 study arm of the GBM AGILE Study. VAL-083 is currently being evaluated in all three GBM patient subtypes in the GBM AGILE Study: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent.

The GBM AGILE Study employs a cost-efficient, adaptive study design with a stage 1 learning and adapting phase and a stage 2 expansion and confirmation phase. The VAL-083 study arm of the GBM AGILE Study is ongoing at 39 clinical sites in the United States, four in Canada, and two in Europe. GCAR has previously announced that the GBM AGILE Study has screened over 1,300 patients and that enrollment rates for the study are 3 to 4 times greater than traditional GBM studies, with active sites averaging 0.75 to 1 patient per site per month. The GBM AGILE Study, which was designed by GCAR with input from the FDA, restricts companies participating in the study from disclosing data and other information before the end of the study in order to protect the integrity of the individual trial arm data, as well as the overall study. We expect to announce topline data from the GBM AGILE Study prior to the end of calendar 2023.

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

VAL-083 and Fast Track Designations

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

Patients with an unmethylated MGMT promoter have high levels of MGMT, a naturally-occurring DNA repair enzyme that repairs tumor-fighting lesions induced by TMZ thus allowing a patient’s tumor to continue to grow despite treatment, which leads to poor outcomes. Measurement of MGMT methylation status has become routine in clinical practice as a biomarker that correlates with response to TMZ and patient outcomes in GBM.

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

Our research suggests that VAL-083 attacks cancer cells via a unique mechanism of action that is distinct from other chemotherapies used in the treatment of cancer. Our data indicates that VAL-083 forms inter-strand crosslinks at the N7 position of guanine on the DNA of cancer cells. Our data also indicate that this crosslink forms rapidly and is not easily repaired by the cancer cell, resulting in cell-cycle arrest and lethal double-strand DNA breaks in cancer cells. VAL-083 readily crosses the blood brain barrier. Published preclinical and clinical research demonstrate that VAL-083 is absorbed more readily in tumor cells than in normal cells.

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

The activity of VAL-083 against solid tumors, including lung cancer, has been established in both preclinical and human clinical studies conducted by the NCI. We have developed nonclinical data to support the utility of VAL-083 in the modern treatment of lung cancer. In an established murine xenograft model of NSCLC, the activity of VAL-083 was compared to standard platinum-based therapy with cisplatin against human NSCLC cell lines A549 (tyrosine kinase inhibitor (“TKI”)-sensitive) and H1975 (TKI-resistant). In the study, VAL-083 demonstrated superior efficacy and safety in the treatment of TKI-susceptible (A549) tumors and in TKI-resistant (H1975) tumors.

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

VAL-083 Target Markets

VAL-083 target markets	Estimated Global Sales
Glioblastoma multiforme by 2027	>$1.5B1
Ovarian cancer by 2028	>$6.0B1
Non-small cell lung cancer by 2027	>$22.0B2

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

On October 19, 2022, we announced that the REM-001 program in CMBC was paused to conserve cash which will be used to support the funding of the GBM AGILE Study. Effective July 1, 2023, the Company was awarded a $2.0 million Small Business Innovation Research grant from the National Institutes of Health to support the clinical development of REM-001 for the treatment of CMBC. The grant will be reimbursed in tranches of approximately $1,250 for the period July 1, 2023 to June 30, 2024 and approximately $750 for the period July 1, 2024, to June 30, 2025. As a result of receiving the grant, we are in the process of re-initiating the REM-001 program and expect to start enrolling patients in the fall of 2024.

REM-001 Regulatory Filings

On August 9, 2022, we announced that we received a Study May Proceed letter from the FDA to begin our 15-patient study evaluating REM-001 PDT for the treatment of CMBC. The FDA has granted us FTD for REM-001 in CMBC.

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

REM-001 Safety and Toxicology

PDT carries what we believe is an inherent safety advantage since it uses photosensitizer compounds that are largely inactive except when they are being illuminated by intense light at specific wavelengths. Nevertheless, drug molecules, including photosensitizer molecules, can carry safety or toxicology risks on their own. REM-001 has previously undergone preclinical and clinical studies throughout its development cycle and has undergone certain tests typically required for FDA drug approval. REM-001 has been safely administered to over 1,100 patients in prior clinical studies. Most significantly, REM-001 has been previously reviewed by the FDA as part of the NDA submitted by Miravant Medical Technologies Inc. (“Miravant”) for the use of REM-001 to treat an aspect of AMD, a non-CMBC indication. Following that review, the FDA granted an approvable letter for REM-001 in an aspect of AMD in 2004, with final approval contingent on, among other things, the successful completion of a Phase 3 study. While not definitive, we believe this letter, along with feedback we received from FDA meetings, indicates that it is unlikely that there will be significant safety or toxicology issues associated with REM-001 that would ultimately prevent marketing approval.

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

Table of Phase 2 and/or 3 CMBC Studies

(Note: SnET2 is now called REM-001)

Trial Title	Phase	Location	Total Patients	Total Patients Previously Treated with Radiotherapy	Included Randomly Selected Control Tumors
CA008: Open-Label Randomized No Treatment Concurrent Controlled Study of Single Dose Tin Ethyl Etiopurpurin (SnET2) Photodynamic Therapy (PDT) in Patients with Advanced Breast Cancer Who Have Failed Radiation Therapy for the Management of Cutaneous Metastatic Breast Carcinoma (24 Week Follow Up)	2/3	U.S.	32	32	Yes
CA009: Open-Label Randomized No Treatment Concurrent Controlled Study of Single Dose Tin Ethyl Etiopurpurin (SnET2) Photodynamic Therapy (PDT) in Patients with Advanced Breast Cancer Who Have Failed Radiation Therapy for the Management of Cutaneous Metastatic Breast Carcinoma (24 Week Follow Up)	2/3	U.S.	36	36	Yes
CA013: Multinational, Open-Label Study of Single Dose Tin Ethyl Etiopurpurin (SnET2) Photodynamic Therapy (PDT) in Patients with Advanced Breast Cancer for the Management of Cutaneous Metastases of Breast Carcinoma (52 Week Follow Up)	2	Europe	56	50	No
CA019: Open-Label Study of Single Dose Tin Ethyl Etiopurpurin (SnET2) Photodynamic Therapy (PDT)	3	U.S.	25	25	No

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

The most common adverse events seen in these four studies (CA008, CA009, CA013, CA019) were pain and photosensitivity, both of which are expected with this therapy. In the four studies there were a total of 17 SAEs that were judged by investigators to be possibly, probably or definitely related to treatment. None of these were classified by the investigator as life threatening and none resulted in death. Of these 17 SAE’s, eight were related to necrosis of the treated lesions, three were related to treatment field infection, four were treatment related pain, one was a photosensitivity skin reaction and one was an allergic reaction.

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

The figure below shows the results of this initial preliminary analysis of the clinical data and depicts the percentage of evaluable lesions in each CMBC Study for which there was a complete response (i.e., where all visible clinical evidence of the tumor is gone after treatment with REM-001 Therapy).

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

For our now-completed clinical study that was conducted in China, the supply of VAL-083 was provided through our collaboration with Guangxi Wuzhou Pharmaceutical Company. To-date, Guangxi Wuzhou Pharmaceutical Company has met the GMP requirements from the Chinese Food and Drug Administration but they have not achieved the quality of GMP manufacturing systems necessary to meet the U.S. FDA manufacturing standards.

To address the need to meet FDA standards, we have engaged third-party contract manufacturers with the capabilities to establish the processes, procedures and quality systems necessary to meet U.S., Canadian, E.U. and other international manufacturing requirements in accordance with current Good Manufacturing Practice (“cGMP”) regulations. We have used drug supply from these third-parties for our ongoing GCAR study.

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

We have engaged a contract manufacturer who has manufactured the starting material for our API, and then manufactured two API lots under GMP. Stability testing of the API lots is ongoing. We have also engaged a contract manufacturer who has manufactured a drug product lot under GMP for use in our planned 15-patient clinical study. With the feedback from the FDA that we could utilize the existing supply of laser systems or devices that were functionally equivalent, an in-depth assessment was made to determine which pathway would be appropriate. It has been determined that the existing lasers that were utilized in the previous clinical studies will not be used in the current clinical studies. We engaged a third-party contract medical device manufacturer who has built new lasers and light-delivery devices. We have also engaged an affiliate of this manufacturer to train the clinical staff in the use of the units, provide regulatory support for the devices, and maintain the devices while being used in the study. We believe there are readily available supplies of all raw materials needed for the manufacture of REM-001 and the related required light device components to satisfy future requirements.

Research and Development Collaborations

Guangxi Wuzhou Pharmaceutical Company

Pursuant to a memorandum of understanding and collaboration agreement, dated October 25, 2012, we have established a strategic collaboration with Guangxi Wuzhou Pharmaceutical Company, a subsidiary of publicly traded Guangxi Wuzhou Zhongheng Group Co., Ltd. (SHG: 600252) (the “Guangxi Agreement”). VAL-083 is approved for the treatment of chronic myelogenous leukemia (“CML”) and lung cancer in China and Guangxi Wuzhou Pharmaceutical Company is the only manufacturer licensed by the National Medical Products Administration of China (the “NMPA”) to produce the product for the China market. Through the Guangxi Agreement, we have been provided with drug product for our now-completed Phase 2 study in China as well as for certain completed clinical studies in the United States. In addition, we have secured certain commercial rights in China.

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

This Guangxi Agreement also provides us with certain exclusive commercial rights related to drug supply. Specifically, the Guangxi Agreement establishes an exclusive supply relationship between us and Guangxi Wuzhou Pharmaceutical Company for the Chinese market and all markets outside China. Guangxi Wuzhou Pharmaceutical Company agreed that it may not sell VAL-083 for markets outside of China to any other purchaser other than us, provided that, during the first three years following regulatory clearance for marketing of VAL-083 in a particular country or region, we meet proposed sales volumes set by Guangxi Wuzhou Pharmaceutical Company for the country or region. In addition, Guangxi Wuzhou Pharmaceutical Company granted us a preemptive right in China (subject to our acceptance of proposed sales volume and prices) to purchase VAL-083 produced by Guangxi Wuzhou Pharmaceutical Company.

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

As of June 30, 2023, the amounts still to be paid or owed under that agreement are as follows:

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

Our patents and patent applications for VAL-083 can be summarized in thirteen series as follows:

•
Series I is generally directed to synthesis of VAL-083.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 8,563,758	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol
United States Patent No. 8,921,585	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol
United States Patent No. 9,085,544	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol
United States Patent No. 9,630,938	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol
PCT Patent Application Serial No. PCT/US2011/048032	Method Of Synthesis Of Substituted Hexitols Such As Dianhydrogalactitol. Patents granted in various countries.	2031

•
Series II is generally directed to use of VAL-083 to treat a range of diseases and conditions, including but not limited to malignancies.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 9,066,918	Compositions And Methods To Improve The Therapeutic Benefit Of Suboptimally Administered Chemical Compounds Including Substituted Hexitols Such As Dianhydrogalactitol And Diacetyldianhydrogalactitol
United States Patent No. 9,901,563	Compositions And Methods To Improve The Therapeutic Benefit Of Suboptimally Administered Chemical Compounds Including Substituted Hexitols Such As Dianhydrogalactitol And Diacetyldianhydrogalactitol

•
Series III is generally directed to analytical methods for VAL-083.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 9,759,698	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol
United States Patent No. 10,145,824	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol
United States Patent No. 9,029,164	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol
PCT Patent Application Serial No. PCT/IB2013/000793	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol. Patents granted in various countries.	2033

Patent or Patent Application No.	Title	Expiry
PCT Patent Application Serial No. PCT/US2014/066087	Improved Analytical Methods For Analyzing And Determining Impurities In Dianhydrogalactitol	2034

•
Series IV is generally directed to the use of VAL-083 to treat GBM or medulloblastoma.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 11,234,955	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma
United States Patent No. 9,687,466	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma
United States Patent No. 10,201,521	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma
United States Patent Application Serial No. 17/583,141	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma
United States Patent Application Serial No. 17/689,467	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma
PCT Patent Application Serial No. PCT/US2013/022505	Use Of Substituted Hexitols Including Dianhydrogalactitol And Analogs To Treat Neoplastic Disease And Cancer Stem Cells Including Glioblastoma Multiforme And Medulloblastoma. National phase applications pending and granted in various countries.	2033

•
Series V is generally directed to the veterinary use of VAL-083.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 9,814,693	Veterinary Use Of Dianhydrogalactitol, Diacetyldianhydrogalactitol, And Dibromodulcitol To Treat Malignancies

•
Series VI is generally directed to the use of VAL-083 to treat tyrosine-kinase-inhibitor-resistant malignancies.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 17/177,665

Methods For Treating Tyrosine-Kinase-Inhibitor-Resistant Malignancies In Patients With Genetic Polymorphisms Or Ahi1 Dysregulations Or Mutations Employing Dianhydrogalactitol, Diacetyldianhydrogalactitol, Dibromodulcitol, Or Analogs Or Derivatives Thereof

PCT Patent Application Serial No. PCT/US2013/047320	Methods For Treating Tyrosine-Kinase-Inhibitor-Resistant Malignancies In Patients With Genetic Polymorphisms Or Ahi1 Dysregulations Or Mutations Employing Dianhydrogalactitol, Diacetyldianhydrogalactitol, Dibromodulcitol, Or Analogs Or Derivatives Thereof. National phase applications pending and granted in various countries.	2033

•
Series VII is generally directed to the use of VAL-083 to treat recurrent malignant glioma and progressive secondary brain tumor.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 11,026,914	Use Of Dianhydrogalactitol And Analogs And Derivatives Thereof To Treat Recurrent Malignant Glioma Or Progressive Secondary Brain Tumor
PCT Application Serial No. PCT/US2014/040461	Use Of Dianhydrogalactitol And Analogs And Derivatives Thereof To Treat Recurrent Malignant Glioma Or Progressive Secondary Brain Tumor. National phase applications pending and granted in various countries.	2034

•
Series VIII is generally directed to the use of VAL-083 to treat non-small-cell lung cancer.

Patent or Patent Application No.	Title	Expiry
United States Patent No. 11,541,027	Use of Dianhydrogalactitol and Analogs or Derivatives Thereof in Combination With Platinum-Containing Antineoplastic Agents to Treat Non Small-Cell Carcinoma of the Lung and Brain Metastases
United States Patent Application Serial No. 18/149,469	Use of Dianhydrogalactitol and Analogs or Derivatives Thereof in Combination With Platinum-Containing Antineoplastic Agents to Treat Non Small-Cell Carcinoma of the Lung and Brain Metastases
PCT Patent Application Serial No. PCT/US2015/024462	Use of Dianhydrogalactitol and Analogs or Derivatives Thereof to Treat Non-Small Cell Carcinoma of the Lung and Ovarian Cancer. National phase applications pending and granted in various countries.	2035

•
Series IX is generally directed to the use of VAL-083 and radiation to treat NSCLC and GBM.

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 15/525,933	Dianhydrogalactitol Together with Radiation to Treat Non-Small-Cell Carcinoma of the Lung and Glioblastoma Multiforme.
PCT Patent Application Serial No. PCT/US2015/059814	Dianhydrogalactitol Together with Radiation to Treat Non-Small-Cell Carcinoma of the Lung and Glioblastoma Multiforme. National phase applications pending and granted in various countries.	2035

•
Series X is generally directed to the use of VAL-083 in the treatment of CNS malignancies:

Patent or Patent Application No.	Title	Expiry
United States Patent No. 11,446,274	Use of Dianhydrogalactitol or Derivatives and Analogs Thereof for Treatment of Pediatric Central Nervous System Malignancies.

•
Series XI is directed to the analysis and resolution of VAL-083 preparations:

Patent or Patent Application No.	Title	Expiry
United States Patent No. 10,591,445	Methods for analysis and Resolution of Preparations of Dianhydrogalactitol and Derivatives and Analogs Thereof.
PCT Patent Application Serial No. PCT/US2016/063362	Methods for analysis and Resolution of Preparations of Dianhydrogalactitol and Derivatives and Analogs Thereof. National phase applications pending and granted in various countries.	2036

•
Series XII is generally directed to combinations:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 16/609,721	Use of Dianhydrogalactitol and Analogs and Derivatives in Combination VEGF inhibitors to Treat Cancer
United States Patent Application Serial No. 16/489,122	Use of Dianhydrogalactitol and Analogs and Derivatives in Combination with a P53 Modulator or a PARP Inhibitor

PCT Patent Application Serial No. PCT/US2018/020314	Use of Dianhydrogalactitol and Analogs and Derivatives in Combination with a P53 Modulator or a PARP Inhibitor. National phase applications pending.

•
Series XIII is generally directed to the use of VAL-083 in the treatment of diffuse intrinsic pontine glioma:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 16/768,827	Use of Dianhydrogalactitol or Derivatives and Analogs Thereof to Treat Diffuse Intrinsic Pontine Glioma.

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

VAL-083 has been granted protection under the Orphan Drug Act by the FDA and the EMA for the treatment of gliomas, including GBM. The FDA has also granted Orphan Drug protection to VAL-083 for the treatment of medulloblastoma and ovarian cancer.

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

The protection of intellectual property rights in China (where VAL-083 is manufactured pursuant to a collaboration agreement with the only manufacturer presently licensed by the NMPA to produce the product for the China market, and where VAL-03 is approved for the treatment of CML and lung cancer) is relatively weak compared to the United States, which may negatively affect our ability to generate revenue from VAL-083 in China.

Our policy is to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, such confidentiality agreements provide that all inventions conceived by the individual shall be our exclusive property.

REM-001

Our product pipeline for REM-001 is based on technology that was originally developed by Miravant. We acquired this technology, which includes scientific and regulatory data and product know-how, through the St. Cloud Agreement. We rely on trade secret protection for our confidential and proprietary information related to REM-001 and have filed patent applications to protect our intellectual property.

Our patent applications for REM-001 can be summarized as follows:

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 17/614,132	Methods for the production of Nickel (II) Etioporphyrin-I.
PCT Patent Application Serial No. PCT/US2021/053362	Methods for the production of Nickel (II) Etioporphyrin-I. National phase applications pending in various countries.	2041

Patent or Patent Application No.	Title	Expiry
United States Patent Application Serial No. 17/546,715	Methods for treating cutaneous metastatic cancers.
PCT Patent Application Serial No. PCT/US2021/062603	Methods for treating cutaneous metastatic cancers. National phase applications pending in various countries.	2041

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

Authorities may require additional data before allowing the studies to commence and could demand that the studies be discontinued at any time if there are significant safety issues. In addition to the regulatory review, studies involving human subjects must be approved by an independent body. The exact composition and responsibilities of this body will differ from country to country. In the U.S., for example, each study will be conducted under the auspices of an independent institutional review board (“IRB”) at each institution at which the study is conducted. The IRB considers among other things, the design of the study, ethical factors, the privacy of protected health information as defined under the Health Insurance Portability and Accountability Act, the safety of the human subjects and the possible liability risk for the institution. Equivalent rules to protect subjects’ rights and welfare apply in each member state of the E.U. where one or more independent ethics committees, which typically operate similarly to an IRB, will review the ethics of conducting the proposed research. Other regulatory authorities around the rest of the world have slightly differing requirements involving both the execution of clinical studies and the import/export of pharmaceutical products. It is our responsibility to ensure we conduct our business in accordance with the regulations of each relevant territory.

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

All of the top ten global pharmaceutical companies, and many of the mid-size pharmaceutical companies, have a strong research and development and commercial presence in oncology and there are thousands of smaller companies who also focus on oncology and the oncology supportive care space.

We are currently participating in the GCAR GBM AGILE Study to facilitate the advancement of VAL-083's clinical development. In addition to us, there are currently four other product candidates being studied: Kazia Therapeutics (Paxalisib), Biohaven Pharmaceutical Holding Company (troriluzole), Vigeo Therapeutics (VT1021), and Polaris Pharmaceuticals, Inc. (ADI-PEG 20). All of these companies are seeking approval in GBM.

Several companies are marketing and developing oncology immunotherapy products. Companies with approved marketed oncology products for GBM are Merck (Temodar ®) and Genentech (Avastin ®). Companies with oncology immunotherapy product candidates in clinical development for GBM include, but are not limited to, Northwest Biotherapeutics (DCVax-L) and the other GBM AGILE participants noted above.

We are not aware of any therapies specifically approved for CMBC in the U.S. IGEA Medical S.p.A. and Mirai Medical market electroporation devices outside the U.S. that are intended to enhance local delivery of chemotherapy agents to tumors. These are sometimes used in CMBC tumors outside the U.S. but we are not aware of any active efforts for U.S. approval in CMBC or similar conditions. Pinnacle Biologics Inc., a subsidiary of Advanz Pharma Healthcare Corp., sells Photofrin, a first-generation PDT product for treatment of certain endobronchial non-small-cell lung cancers and esophageal cancers. Photofrin is currently in Phase 2 studies in recurrent glioma. To our knowledge, there is no reported development program for Photofrin in CMBC. Rogers Sciences Inc. is a medical device company that is developing a light delivery device for use with PDT treatment of cutaneous cancers that they are currently clinically testing in a Phase 2 study in CMBC patients.

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

Research and Development

During the years ended June 30, 2023, and 2022, we recognized approximately $9.2 million and $15.2 million, respectively, in research and development expenses.

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

Item 1A. Risk Factors.

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

As discussed in Note 1 to the consolidated financial statements for the year ended June 30, 2023, our consolidated financial statements for the year ended June 30, 2023, include an explanatory paragraph that such financial statements were prepared assuming that we will continue as a going concern. A going concern basis assumes that we will continue our operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

We are in the clinical stage and have not generated any revenues to-date. For the year ended June 30, 2023, we reported a loss of approximately $14.5 million and a negative cash flow from operations of approximately $11.9 million. We had an accumulated deficit of approximately $151.2 million and had cash and cash equivalents of approximately $1.5 million as of June 30, 2023. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. In the near future, we will require additional funding to maintain our clinical studies, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of the consolidated financial statements.

On August 2, 2022 we entered into a stock purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $20.0 million of our shares of common stock, subject to certain limitations. However, due to the uncertainty of the timing and amount of cash available under the Purchase Agreement, the Purchase Agreement does not alleviate our going concern. As of September 14, 2023, we have issued an aggregate of 262 shares of common stock under the Purchase Agreement, leaving 0 shares of our common stock available for issuance under the Purchase Agreement without (i) seeking stockholder approval or (ii) assuming the average price per share of such shares equals or exceeds the Minimum Price (as defined in the Purchase Agreement). Pursuant to the proxy statement filed on September 11, 2023, we are seeking stockholder approval to issue 20% or more of our outstanding shares as of the date we entered into the Purchase Agreement with Lincoln Park but there is no guarantee we will obtain such approval.

We will need additional financing to complete all of our planned operations. Consequently, management is pursuing various financing alternatives to fund our operations so we can continue as a going concern. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements but our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. We may not be able to raise sufficient additional capital and may tailor our drug candidates development programs based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

The financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Such adjustments could be material.

We are a clinical stage company, have a history of operating losses, and expect to incur significant additional operating losses.

We are a clinical stage company with a history of operating losses. For the fiscal years ended June 30, 2023 and 2022, we had net losses of approximately $14.5 million and $22.7 million, respectively and an accumulated deficit of approximately $151.2 million at June 30, 2023. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in similar stages of operations. We expect to incur substantial additional net expenses and losses over the next several years as our research, development, clinical studies, and commercial activities increase.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and/or license and development agreements with collaboration partners. As of June 30, 2023, we had cash and cash equivalents of approximately $1.5 million. We expect the cash available at June 30, 2023, and the potential cash received from research grant funding, to fund our planned operations for less than one year from the date of filing this report on Form 10-K. We will need to raise additional capital to fund our planned operations. While we have a Purchase Agreement with Lincoln Park, potential funds available under that agreement are not certain as to amount or timing and as a result, we do not have any committed external source of funds.

To the extent that we raise additional capital through sales of our common stock under the Purchase Agreement, or through the sale of other equity or convertible debt securities, then-existing stockholders’ interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect their rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations.

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

While our common stock is expected to continue listing on Nasdaq, there is no guarantee as to how long such listing will be maintained.

Our common stock is listed for trading on Nasdaq. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company’s common stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice, advising that such company has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available, provided (i) it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, including stockholder equity requirements, which we may be unable to satisfy (except for the bid price requirement), and (ii) it provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the company does not regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, and if it appears to the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Nasdaq Staff”) that the company will not be able to cure the deficiency, or if the company is not otherwise eligible, the Nasdaq Staff will provide the company with written notification that its securities are subject to delisting from Nasdaq. At that time, the company may appeal the delisting determination to a Hearings Panel. Most recently, we were not in compliance with the stockholder equity requirements in December 2021 and we regained compliance in June 2022. There can be no assurance that we will continue to maintain compliance with any of the continued listing requirements, including stockholder equity requirements.

If we fail to meet any of the continued listing requirements, our securities may be delisted from Nasdaq and trade on the OTC Markets Group Inc. or other small trading markets, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which it offers securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

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

The Series C Preferred Stock accrues dividends in shares of our common stock at an initial rate of 10% per annum and following the forty-eight-month anniversary of the initial closing of the Private Placement which occurred on August 19, 2020, such dividend rate will increase to 25% per annum. Each class of Series C Preferred Stock has a Conversion Price that will be equal to the lesser of (i) the closing price of our common stock on Nasdaq on the date immediately preceding the signing of the applicable binding agreements for the applicable closing date of the Private Placement for which the Series C Preferred Stock is issued or (ii) the average closing price of the our common stock on Nasdaq for the five trading days immediately preceding the signing of the applicable binding agreements for the applicable closing date of the Private Placement for which the Series C Preferred Stock is issued, subject to adjustment. The Conversion Prices for the Series C-1 Preferred Stock, Series C-2 Preferred Stock and Series C-3 Preferred Stock are $58.00, $60.70 and $57.50, respectively.

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

In September 2018, California enacted SB 826, requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by December 31, 2019, public company boards must have a minimum of one female director; by December 31, 2021, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors. On May 13, 2022, the Los Angeles Superior Court declared SB 826 unconstitutional and, although the California Secretary of State has directed counsel to file an appeal of the decision, the State of California is currently precluded from enforcing SB 826. The California Secretary of State has appealed the order and such appeal is currently pending. On September 16, 2022, the appellate court ruled to temporarily stay enforcement of the trial court’s order, which prevented the California Secretary of State from collecting diversity data on corporate disclosure forms pursuant to SB 826, pending a further order of the appellate court. On December 1, 2022, the appellate court vacated the temporary stay order and on February 3, 2023, a record on appeal was filed and such appeal is currently pending. To the extent that this ruling of the appellate court permits the Secretary of State of California to collect and report diversity data, we may be required to comply with additional disclosure requirements. However, ultimate enforceability of SB 826 remains uncertain.

Additionally, on September 30, 2020, California enacted AB 979, requiring public companies with principal executive offices in California to each have at least one director from an underrepresented community based on ethnicity and sexual orientation by December 31, 2021. By December 31, 2022, each of these companies will be required to have at least two directors from such underrepresented communities if such company has more than four but fewer than nine directors, or at least three directors from underrepresented communities if the company has nine or more directors. On April 1, 2022, the Los Angeles Superior Court declared AB 979 unconstitutional and, although the California Secretary of State has filed a notice of appeal in the case, the State of California is currently precluded from enforcing AB 979. On June 6, 2022, a notice of appeal was filed. On September 16, 2022, the appellate court ruled to temporarily stay enforcement of the trial court’s order, which prevented the California Secretary of State from collecting diversity data on corporate disclosure forms pursuant to AB 979, pending a further order of the appellate court. On December 1, 2022, the appellate court vacated the temporary stay order and on February 3, 2023, a record on appeal was filed and such appeal is currently pending. To the extent that this ruling of the appellate court permits the Secretary of State of California to collect and report diversity data, we may be required to comply with additional disclosure requirements.

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

Our product development efforts are currently focused on two product candidates: VAL-083 for GBM and REM-001 for CMBC. If either VAL-083 or REM-001 fail to achieve clinical endpoints or exhibit unanticipated toxicity or if a superior product is developed by a competitor, our prospects for obtaining regulatory approval and commercialization for either candidate may be negatively impacted. For example, we expect topline results from the GBM AGILE Study prior to the end of calendar year 2023; however, there can be no assurance that the results of the GBM AGILE Study will be positive.

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

In addition, the protection of intellectual property rights in China (where one of our clinical product candidates, VAL-083, is manufactured pursuant to a collaboration agreement with the only manufacturer presently licensed by the NMPA to manufacture VAL-083 for the China market, and where VAL-083 is approved for the treatment of CML and lung cancer) is relatively weak compared to the United States, which may negatively affect our ability to generate royalty revenue from sales of VAL-083 in China.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 5,000,000 shares of our preferred stock (of which 278,530 shares have been designated Series A Preferred Stock and are issued and outstanding as of June 30, 2023 and 1,000,000 shares have been designated as Series B Preferred Stock of which none are issued and outstanding as of June 30, 2023) without further stockholder approval. In addition, 28,400 have been designated as Series C (22,000 as Series C-1, 2,700 as Series C-2, and 3,700 as Series C-3) of which 14,208 are issued and outstanding as of June 30, 2023. As a result, our board of directors could authorize the issuance of additional series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock, or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

Issuance of our common stock upon exercise of warrants or options, or conversion of the Series C Preferred Stock may depress the price of our common stock.

As of September 14, 2023, we had 1,746 shares of common stock issued and outstanding, outstanding warrants to purchase 713 shares of common stock, warrants to purchase 2.4 shares of our Series C Preferred Stock that upon exercise are convertible into 42 shares of common stock, outstanding stock options to purchase 275 shares of common stock, outstanding restricted stock units to purchase 69 shares of common stock, and 14 outstanding shares of Series C Preferred Stock that are convertible into 244 shares of common stock. All common stock warrants, stock options, and restricted stock units are convertible, or exercisable into, one share of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $58.00 per share (Series C-1), $60.70 per share (Series C-2) or $57.50 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

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

Item 2. Properties.

Our corporate headquarters are currently located at 9920 Pacific Heights Blvd, Suite 150, San Diego CA, 92121. The current rent at that location under a one-year renewable lease is $2.4 thousand per year. We also rent our administrative offices located at Suite 720-999 West Broadway, Vancouver, British Columbia, Canada on a month-to-month basis at a rate of $1.9 thousand (CA$2.5 thousand) per month. During the year ended June 30, 2023, we recorded a total of $39 thousand as rent expense (2022 - $41.4 thousand).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since August 20, 2020, our common stock has been listed on The Nasdaq Capital Market LLC (“Nasdaq”) under the symbol “KTRA”. From July 12, 2016, until August 19, 2020, our common stock was listed on Nasdaq under the symbol “DMPI”. Previously, our common stock was quoted on the OTCQX, and prior to that, on the OTCQB.

As of September 14, 2023, there were approximately 435 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which represent our projections, estimates, expectations, or beliefs concerning, among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. In some cases, you can identify these statements by terminology such as “may,” “should,” “plans,” “believe,” “will,” “anticipate,” “estimate,” “expect,” “project,” or “intend,” including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by us or any other person that our events or plans will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as may be required under applicable securities laws, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report or to reflect the occurrence of unanticipated events.

You should review the factors and risks we describe under “Risk Factors” in this report on Form 10-K for the year ended June 30, 2023, and in our other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

Corporate History

We are a Nevada corporation formed on June 24, 2009, under the name Berry Only, Inc. On January 25, 2013, we entered into and closed the Exchange Agreement with Del Mar (BC), Callco, Exchangeco and the security holders of Del Mar (BC). Upon completion of the Exchange Agreement, Del Mar (BC) became our wholly-owned subsidiary which we refer to as the Reverse Acquisition.

On August 19, 2020, we completed our merger transaction with Adgero Biopharmaceuticals Holdings, Inc., a Delaware corporation (“Adgero”) in which Adgero continued its existence under Delaware law and became a direct, wholly-owned subsidiary of the Company. Following the completion of the merger, we changed our name from DelMar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. and began trading on Nasdaq under the symbol “KTRA.”

Outstanding Securities

On November 10, 2022, we filed a Certificate of Change to our Articles of Incorporation, as amended, in order to effectuate a 1:50 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock as well as its authorized shares of common stock. As a result of the Reverse Stock Split, every 50 shares of issued and outstanding common stock were converted into one share of common stock with a proportionate reduction in our authorized shares of common stock. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole post-Reverse Stock Split share. The Reverse Stock Split did not change the par value of our common stock. All outstanding securities entitling their holders to acquire shares of common stock were adjusted as a result of the Reverse Stock Split. All common share and per share data are retrospectively restated to give effect to the Reverse Stock Split for all periods presented herein.

As of September 14, 2023, we had 1,746 shares of common stock issued and outstanding, outstanding warrants to purchase 713 shares of common stock, warrants to purchase 2.4 shares of our Series C Preferred Stock that upon exercise are convertible into 42 shares of common stock, outstanding stock options to purchase 275 shares of common stock, outstanding restricted stock units to purchase 69 shares of common stock, and 14 outstanding shares of Series C Preferred Stock that are convertible into 243 shares of common stock. All common stock warrants, stock options, and restricted stock units are convertible, or exercisable into, one share of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $58 per share (Series C-1), $60.70 per share (Series C-2) or $57.50 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable. The Series C Stock and the shares of Series C Stock issuable upon exercise of certain warrants are entitled to receive dividends, payable in shares of our common stock, at a rate of 10%, 15%, 20%, and 25%, of the number of shares of common stock issuable upon conversion of the Series C Stock, on the 12th, 24th, 36th and 48th month anniversary of the initial closing of the private placement, which occurred on August 19, 2020, provided that the holder of such shares has not converted the shares of Series C Stock prior to the applicable dividend rate.

On June 30, 2023, we amended our Articles of Incorporation to increase the number of authorized shares of common stock from 5,500 to 75,000 shares.

Related Parties

We acquired our initial patents and technology rights from Valent, an entity owned by Dr. Dennis Brown, our Chief Scientific Officer. As a result, Valent is a related party.

Selected Annual Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at June 30, 2023, and June 30, 2022, is the US dollar and our financial data is expressed in thousands, except par value and per share amounts unless otherwise noted. The following tables represent selected financial information for us for the periods presented.

Selected Balance Sheet data (in thousands)

	June 30, 2023	June 30, 2022
	$	$
Cash and cash equivalents	1,535	11,780
Working capital	188	9,268
Total assets	3,979	15,948
Total stockholders’ equity	731	11,795

Selected Statement of Operations data (in thousands, except per share data)

For the years ended

	June 30, 2023	June 30, 2022
Expenses
Research and development	$9,311	$15,173
General and administrative	5,485	7,509
	(14,796)	(22,682)
Other income
Foreign exchange	10	7
Interest, net	137	14
	147	21
Net loss for the year	(14,649)	(22,661)
Series A Preferred cash dividend	(8)	(8)
Series C Preferred stock dividend	(362)	(2,462)
Net loss for the year attributable to common stockholders	$(15,019)	$(25,131)
Basic and fully diluted weighted average number of shares	1,620	974
Basic and fully diluted loss per share	$(9.27)	$(25.80)

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

For the years ended (in thousands)

	June 30, 2023 $	June 30, 2022 $
Research and development net of non-cash share-based, compensation expense - Non-GAAP	8,827	14,572
Add: non-cash share-based compensation expense	484	601
Research and development - GAAP	9,311	15,173

General and administrative net of non-cash share-based, compensation expense - Non-GAAP	4,279	5,827
Add: non-cash share-based compensation expense	1,206	1,682
General and administrative - GAAP	5,485	7,509

Comparison of the years ended June 30, 2023 and June 30, 2022

	Years ended
	June 30, 2023 $	June 30, 2022 $	Change $	Change %
	(in thousands)
Expenses
Research and development	9,311	15,173	(5,862)	(39)
General and administrative	5,485	7,509	(2,024)	(27)
	(14,796)	(22,682)	7,886
Other income (loss)
Foreign exchange	10	7	3	43
Interest, net	137	14	123	879
	147	21	126
Net loss	(14,649)	(22,661)	8,012

Research and Development

Research and development expenses decreased to $9,311 for the year ended June 30, 2023, from $15,173 for the year ended June 30, 2022. The decrease was largely attributable to lower clinical development costs and non-cash, share-based compensation expenses partially offset by higher database and data processing costs incurred during the year ended June 30, 2023, compared to the year ended June 30, 2022.

Clinical development costs have decreased in the year ended June 30, 2023, compared to the year ended June 30, 2022, partially due to lower costs recognized for the GBM AGILE Study. In addition, on October 19, 2022, we announced that we paused the REM-001 program in order to preserve cash for the development of VAL-083. As a result, costs for REM-001 were lower in the year ended June 30, 2023, compared to the same period in the prior fiscal year. Partially offsetting the lower clinical development costs were higher database and data collection costs incurred during the year ended June 30, 2023, compared to the year ended June 30, 2022. Non-cash, share-based compensation expense decreased to $484 for the year ended June 30, 2023, from $601 for the year ended June 30, 2022, due to the higher compensation expense recognized during the year ended June 30, 2022, for stock options granted in September 2021.

General and Administrative

General and administrative expenses were $5,485 for the year ended June 30, 2023, compared to $7,509 for the year ended June 30, 2022. A significant portion of the decrease was a result of lower personnel costs, non-cash, share-based compensation expenses, office and sundry, and a reduction in professional fees in the current fiscal year compared to the same period in the prior fiscal year. Personnel costs have decreased in the year ended June 30, 2023, compared to the year ended June 30, 2022, largely due to a reduction in staff. Non-cash, share-based compensation expense decreased to $1,206 for the year ended June 30, 2023, from $1,682 for the year ended June 30, 2022, due to the recognition of higher compensation expense recognized during the year ended June 30, 2022, for stock options granted in September 2021. Professional fees were lower during the year ended June 30, 2023, compared to the year ended June 30, 2022, due to reduced investor relations expenses and office and sundry was lower due to reduced insurance costs.

Preferred Stock Dividends

During the year ended June 30, 2023, we issued 43 (2022 – 34) shares of common stock as a stock dividend on the Series C Preferred stock and recognized $362 (2022 - $2,462) as a direct increase in accumulated deficit.

For each of the years ended June 30, 2023, and June 30, 2022, we recorded $8 related to the dividend payable to Valent on the Series A Preferred Stock. The dividend has been recorded as a direct increase in accumulated deficit for both years.

Liquidity and Capital Resources

Comparison of the years ended June 30, 2023 and June 30, 2022

	June 30, 2023 $	June 30, 2022 $	Change $	Change %
Cash flows from operating activities	(11,865)	(20,392)	8,527	(42)
Cash flows from investing activities	(232)	—	(232)	—
Cash flows from financing activities	1,852	21,635	(19,783)	(91)

Operating Activities

Net cash used in operating activities decreased to $11,865 for the year ended June 30, 2023, from $20,392 for the year ended June 30, 2022. During the year ended June 30, 2023, and 2022, we reported net losses of $14,462 and $22,661, respectively. Changes in adjustments to reconcile net loss to net cash used in operating activities for the year ended June 30, 2023, included stock option expense of $1,490 being recognized during the current fiscal year compared to $2,248 in the same period in the prior fiscal year. In addition, during the year ended June 30, 2023, non-cash expenses of $200 were incurred for shares issued for services and restricted stock unit expense while no such items were incurred in the year ended June 30, 2022. The most significant changes in working capital for the year ended June 30, 2023, were related to an increase in clinical trial deposits of $1,700, a decrease in accounts payable and accrued liabilities of $442 and a decrease in related party payables of $423. The most significant change in working capital for the year ended June 30, 2022, was due to an increase in prepaid expenses and deposits of $722 and an increase in accounts and accrued liabilities of $1,007.

Investing Activities

Net cash used in investing activities was $232 for the year ended June 30, 2023, for the purchase of equipment, compared to nil for the year ended June 30, 2022.

Financing Activities

During the year ended June 30, 2023, we received $1,903 in net proceeds from the sale of shares under the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to a maximum of $20,000 of shares of the Company’s common stock.

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

For the year ended June 30, 2023, we reported a loss of $14,649 and a negative cash flow from operations of $11,865. We had an accumulated deficit of $151,375 and had cash and cash equivalents of $1,535 as of June 30, 2023. We are in the clinical stage and have not generated any revenues to date. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. On August 2, 2022, we entered into the Purchase Agreement under which we ultimately received approximately $1,903 in net proceeds as of June 30, 2023. As of September 14, 2023, we have issued an aggregate of 262 shares of common stock under the Purchase Agreement, leaving 0 shares of our common stock available for issuance under the Purchase Agreement without (i) seeking stockholder approval or (ii) assuming the average price per share of such shares equals or exceeds the Minimum Price (as defined in the Purchase Agreement). Pursuant to the proxy statement filed on

September 11, 2023, we are seeking stockholder approval to issue 20% or more of our outstanding shares as of the date we entered into the Purchase Agreement with Lincoln Park but there is no guarantee we will obtain such approval. In addition, on June 28, 2023, we announced that we had been awarded approximately $2.0 million in grant funding for our REM-001 project. Even with the proceeds from the grant funding and the stock purchase financing, we will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of these consolidated financial statements.

Consequently, management is pursuing various financing alternatives to fund our operations in the short and long term so we can continue as a going concern. Management plans to secure the necessary financing through potential additional proceeds from our Purchase Agreement with Lincoln Park, grant funding, and the issue of new equity and/or the entering into of strategic partnership arrangements. However, our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2023, contained in Item 8 in this Form 10-K. While all of the significant accounting policies are important to our consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

•
Fair value of financial instruments
•
Accruals for research and development expenses and clinical trials

Fair value of financial instruments

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. Prior to our adoption of Accounting Standards Update 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period. For the years ended June 30, 2023 and 2022, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For each of the years ended June 30, 2023, and June 30, 2022, we utilized the plain vanilla method to determine the expected life of stock options. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

For the years ended June 30, 2023, and 2022, we issued stock options to our officers. The determination of grant-date fair value for options granted was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, interest rates, dividend yields, and the term of the option.

For the year ended June 30, 2023, we issued restricted stock units (“RSUs”) to our officers. The RSUs were valued using the closing price of our common stock on the date of issuance of the respective RSUs with the total expense being recognized over the vesting period of the RSUs. We also issued shares for services to non-employees which have been valued using the share price of our common stock on the date of issuance.

For the year ended June 30, 2022, we issued warrants for services provided by non-employees. The warrants issued for services have been valued at the fair value of the warrants issued. For the year ended June 30, 2022, the determination of grant-date fair value for warrants issued for services was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, interest rates, dividend yields, and the term of the warrant.

Accruals for research and development expenses and clinical trials

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the years ended June 30, 2023, and 2022, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Kintara Therapeutics, Inc.

Consolidated Financial Statements

For the years ended June 30, 2023 and 2022

(expressed in US dollars unless otherwise noted)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kintara Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kintara Therapeutics, Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. Estimated accruals are determined based on reviewing contractual terms and through communications with internal clinical personnel and external service providers including CRO’s as to the progress or state of its trials. The principal consideration for our determination that performing procedures related to the clinical trial expenses, specifically related to the year-end accrual for clinical trial costs, is a critical audit matter is that there was significant judgement by management in determining the progress of the activities included in the individual clinical trial agreements based on internal and external information.

How We Addressed the Matter in Our Audit

To evaluate the accruals for research and development expenses and clinical trials, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating the significant assumptions including, but not limited, to obtaining an understanding of the Company’s estimation process, corroborating the progress of clinical trials with the Company’s clinical teams, obtaining confirmations directly from third parties and obtaining third party invoices related to the performance of the services provided. We also tested a sample of subsequent payments to assess the reasonableness of the Company’s accruals.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

San Francisco, CA

September 18, 2023

Kintara Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

		June 30, 2023	June 30, 2022
	Note	$	$

Assets
Current assets
Cash and cash equivalents		1,535	11,780
Prepaid expenses, deposits and other		660	1,478
Clinical trial deposit	3	1,075	—
Total current assets		3,270	13,258
Clinical trial deposit	3	—	2,600
Property and equipment, net	4	709	90
Total assets		3,979	15,948
Liabilities
Current liabilities
Accounts payable and accrued liabilities		2,784	3,269
Related party payables	5	298	721
Total current liabilities		3,082	3,990
Milestone payment liability	6	166	163
Total liabilities		3,248	4,153
Stockholders' equity
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at June 30, 2023 (June 30, 2022 – 279)	5,7	279	279
14 Series C shares at June 30, 2023 (June 30, 2022 – 17)	7	10,366	12,275
Common stock
Authorized
75,000 shares at June 30, 2023 (June 30, 2022 - 5,500), $0.001 par value
Issued and outstanding
1,692 issued at June 30, 2023 (June 30, 2022 – 1,311)	7	2	1
Additional paid-in capital	7	141,438	135,575
Accumulated deficit		(151,375)	(136,356)
Accumulated other comprehensive income		21	21
Total stockholders’ equity		731	11,795
Total liabilities and stockholders’ equity		3,979	15,948
Nature of operations, corporate history, going concern and management plans (note 1)
Commitments and contingencies (note 8)
Subsequent events (note 11)

The accompanying notes are an integral part of these consolidated financial statements.

Kintara Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

		For the years ended June 30,
	Note	2023	2022
Expenses
Research and development		$9,311	$15,173
General and administrative		5,485	7,509
		(14,796)	(22,682)
Other income
Foreign exchange		10	7
Interest, net		137	14
		147	21
Net loss for the year		(14,649)	(22,661)
Computation of basic loss per share
Net loss for the year		(14,649)	(22,661)
Series A Preferred cash dividend	7	(8)	(8)
Series C Preferred stock dividend	7	(362)	(2,462)
Net loss for the year attributable to common stockholders		$(15,019)	$(25,131)
Basic and fully diluted loss per share		(9.27)	(25.80)
Basic and fully diluted weighted average number of shares		$1,620	$974

The accompanying notes are an integral part of these consolidated financial statements.

Kintara Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended June 30, 2023 and 2022

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total Stockholders' equity $
Balance - June 30, 2021	655	1	106,853	21	14,931	(111,225)	10,581
Issuance of shares and warrants - net of issue costs	469	—	21,526	—	—	—	21,526
Conversion of Series C Preferred stock to common stock	56	—	2,377	—	(2,377)	—	—
Warrants issued for services	—	—	35	—	—	—	35
Exercise of 2020 Investor Warrants for cash	1	—	69	—	—	—	69
Exercise of pre-funded warrants for cash	96	—	5	—	—	—	5
Stock option expense	—	—	2,283	—	—	—	2,283
Series A Preferred cash dividend	—	—	(35)	—	—	(8)	(43)
Series C Preferred stock dividend	34	—	2,462	—	—	(2,462)	—
Net loss for the year	—	—	—	—	—	(22,661)	(22,661)
Balance - June 30, 2022	1,311	1	135,575	21	12,554	(136,356)	11,795
Issuance of shares and warrants - net of issue costs	262	1	1,902	—	—	—	1,903
Issuance of shares for services	16	—	110	—	—	—	110
Conversion of Series C Preferred stock to common stock	45	—	1,909	—	(1,909)	—	—
Additional shares issued on reverse stock split	15	—	—	—	—	—	—
Stock option expense	—	—	1,490	—	—	—	1,490
Restricted stock unit expense	—	—	90	—	—	—	90
Series A Preferred cash dividend	—	—	—	—	—	(8)	(8)
Series C Preferred stock dividend	43	—	362	—	—	(362)	—
Net loss for the year	—	—	—	—	—	(14,649)	(14,649)
Balance - June 30, 2023	1,692	2	141,438	21	10,645	(151,375)	731

The accompanying notes are an integral part of these consolidated financial statements.

Kintara Therapeutics, Inc.

Consolidated Statements of Cash Flows

June 30, 2023

(In thousands)

		For the years ended June 30,
		2023	2022
	Note	$	$
Cash flows from operating activities
Net loss for the year		(14,649)	(22,661)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	4	60	60
Amortization of clinical trial deposit	3	3,225	—
Change in fair value of milestone liability		3	(19)
Warrants issued for services	7	—	35
Restricted stock units and shares issued for services	7	200	—
Stock option expense	7	1,490	2,248
Changes in operating assets and liabilities
Prepaid expenses, deposits and other		371	(722)
Clinical trial deposits	3	(1,700)	(500)
Accounts payable and accrued liabilities		(442)	1,007
Related party payables		(423)	160
Net cash used in operating activities		(11,865)	(20,392)
Cash flows from investing activities
Purchase of equipment		(232)	—
Net cash used in investing activities		(232)	—
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	7	1,903	21,569
Payment of prior year issuance costs		(43)	—
Warrants exercised for cash	7	—	74
Series A preferred cash dividend	7	(8)	(8)
Net cash provided by financing activities		1,852	21,635
(Decrease) Increase in cash and cash equivalents		(10,245)	1,243
Cash and cash equivalents – beginning of year		11,780	10,537
Cash and cash equivalents – end of year		1,535	11,780
Supplementary information (note 9)

The accompanying notes are an integral part of these consolidated financial statements.

Kintara Therapeutics, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

(In thousands)

1.
Nature of operations, corporate history, and going concern and management plans

Nature of operations

Kintara Therapeutics, Inc. (the “Company”) is a clinical-stage drug development company with a focus on the development of novel cancer therapies for patients with unmet medical needs. The Company is developing two late-stage therapeutics - VAL-083 for glioblastoma and REM-001 for cutaneous metastatic breast cancer. In order to accelerate the Company’s development timelines, it leverages existing preclinical and clinical data from a wide range of sources. The Company may seek marketing partnerships in order to potentially offset clinical costs and to generate future royalty revenue from approved indications of its product candidates.

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

For the year ended June 30, 2023, the Company reported a loss of $14,649 and a negative cash flow from operations of $11,865. The Company had an accumulated deficit of $151,375 and had cash and cash equivalents of $1,535 as of June 30, 2023. The Company is in the clinical stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidates are commercialized, or partnered, which may not ever occur. On August 2, 2022, the Company entered into a stock purchase agreement under which the Company ultimately received approximately $1,903 in net proceeds as of June 30, 2023, which is the current maximum available under the stock purchase agreement. In addition, on June 28, 2023, the Company announced that it had been awarded approximately $2.0 million in grant funding to be received over a two year period for its REM-001 project. Even with the proceeds from the grant funding and the stock purchase financing, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these consolidated financial statements.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. Management plans to continue to pursue opportunities to secure the necessary financing through the issue of new equity, debt, and/or entering into strategic partnership arrangements. However, the Company’s ability to raise additional capital could be affected by various risks and uncertainties including, but not limited to, global unrest. The Company may not be able to raise sufficient additional capital and may tailor its drug candidate development programs based on the amount of funding the Company is able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Adgero, Adgero Bio, Del Mar BC, Callco, and Exchangeco as of, and for the years ended June 30, 2023, and 2022. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets, and contingent liabilities as at the end of, or during, the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the valuation of equity instruments issued for services, the milestone payment liability, and clinical trial accruals. Further details of the nature of these assumptions and conditions may be found in the relevant notes to these consolidated financial statements.

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

Foreign currency translation

The functional currency of the Company at June 30, 2023, is the United States dollar. Transactions that are denominated in a foreign currency are remeasured into the functional currency at the current exchange rate on the date of the transaction. Any foreign-currency denominated monetary assets and liabilities are subsequently remeasured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the consolidated statement of operations. Non-monetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in consolidated statement of operations for the period.

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

As of June 30, 2023, and 2022, all deferred tax assets were fully offset by a valuation allowance. The realization of deferred tax assets is dependent upon future federal, state and foreign taxable income. The Company’s judgments regarding deferred tax assets may change due to future market conditions, as the Company expands into international jurisdictions, due to changes in U.S. or international tax laws and other factors.

These changes, if any, may require material adjustments to the Company’s deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period in which such determinations are made. The Company recognizes the impact of uncertain tax positions based upon a two-step process. To the extent that a tax position does not meet a more-likely-than-not level of certainty, no impact is recognized in the consolidated financial statements. If a tax position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s policy is to analyze the Company’s tax positions taken with respect to all applicable income tax issues for all open tax years in each respective jurisdiction. Interest and penalties with respect to uncertain tax positions would be included in income tax expense. As of June 30, 2023, the Company concluded that there were no uncertain tax provisions required to be recognized in its consolidated financial statements.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. As June 30, 2023, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes. In the event the Company is required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. As of June 30, 2023, the Company’s milestone payment liability was measured using level 3 inputs.

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

Accruals for research and development expenses and clinical trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended June 30, 2023, and 2022, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Warrants and shares issued for services

The Company has issued equity instruments for services provided by employees and non-employees. The equity instruments are valued at the fair value of the instrument issued.

Stock options

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. Prior to our adoption of Accounting Standards Update ("ASU") 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period. For the years ended June 30, 2023, and 2022, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For years ended June 30, 2023, and 2022, the Company utilized the plain vanilla method to determine the expected life of stock options. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. The Company recognizes forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Restricted stock units

The Company recognizes compensation costs resulting from the issuance of restricted stock units (“RSUs”) as an expense in the statement of operations over the service period based on a measurement of fair value for each RSU award. The RSUs are valued using the closing price of the Company’s common stock on the date of issuance with the total expense being recognized over the vesting period of the respective RSUs.

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the years ended June 30, 2023, and 2022, diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, restricted stock units, and convertible preferred shares is anti-dilutive. As of June 30, 2023, potential common shares of 713 (2022 – 720) related to outstanding common share warrants, 42 (2022 – 42) related to outstanding Series C preferred stock warrants, 198 (2022 – 176) related to stock options, 78 (2022 - nil ) related to restricted stock units, and 245 (2022 – 290) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. During the year ended June 30, 2023, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

3.
Clinical trial deposit

In October 2020, the Company announced that it had entered into a final agreement with a contract research organization (“CRO”) for the management of the Company’s registrational study for glioblastoma. Under the agreement, the Company will supply the drug for the study and the CRO will manage all operational aspects of the study including site activation and patient enrollment. The Company is required to make certain payments under the agreement related to patient enrollment milestones. For the year ended June 30, 2023, the Company has recognized $5,065 (2022 - $8,163) of expenses for this study in relation to clinical site initiation and patient enrollment.

During the year ended June 30, 2023, the Company paid an additional $1,700 to the CRO in relation to the study deposit and has expensed $3,225 of the deposit. As of June 30, 2023, the remaining deposit balance for payments made to the CRO is $1,075. It is anticipated that the deposit will be recognized as an expense, applied to future invoices, or refunded to the Company, by September 30, 2023. The Company can terminate the study at any time. Upon termination, the Company will be liable for any payments due to the effective date of the termination as well as any non-refundable costs incurred by the CRO prior to the date of termination.

4.
Property and equipment, net

$ (thousands)
Balance, June 30, 2021	150
Less depreciation	(60)
Balance, June 30, 2022	90
Additions	679
Less depreciation	(60)
Balance, June 30, 2023	709

At June 30, 2023, the total capitalized cost of property and equipment was $859 (June 30, 2022 - $180), of which $679 is not in use. The Company has recognized $60 in depreciation expense, respectively, for each of the years ended June 30, 2023, and 2022, on equipment in use.

5.
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

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $279 (including aggregate accrued interest to September 30, 2014, of $29), issued to Valent by Del Mar (BC), for 279 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock (note 7). The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For the years ended June 30, 2023, and 2022, respectively, the Company recorded $8 related to the dividend paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

Related party payables

At June 30, 2023 there is an aggregate amount of $298 (2022 - $721) payable to the Company’s officers and directors for fees, expenses, and accrued bonuses and other liabilities.

6.
Milestone payment liability

The milestone payment liability relates to an asset purchase agreement with St. Cloud Investments, LLC (“St. Cloud”) that the Company has relating to the acquisition of REM-001. The agreement, as amended, is dated November 26, 2012 (the “St. Cloud Agreement”). Pursuant to the terms of the St. Cloud Agreement, the Company is obligated to make certain payments under the agreement. The future contingent amounts payable under that agreement are as follows:

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

With respect to the $300 and $700 potential milestone payments referenced above (each a “Milestone Payment”), if either such Milestone Payment becomes payable, and in the event the Company elects to pay either such Milestone Payment in shares of its common stock, the value of the common stock will equal the average of the closing price per share of the Company’s common stockover the twenty (20) trading days following the first public announcement of the applicable event described above.

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

$ (in thousands)
Balance – June 30, 2021	182
Change in fair value estimate	(19)
Balance – June 30, 2022	163
Change in fair value estimate	3
Balance – June 30, 2023	166

7.
Stockholders’ equity

Preferred stock

Series C Preferred Stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2021	20,092	14,652
Conversion of Series C Preferred stock to common stock	(3,254)	(2,377)
Balance – June 30, 2022	16,838	12,275
Conversion of Series C Preferred stock to common stock	(2,630)	(1,909)
Balance – June 30, 2023	14,208	10,366

In August 2020, the Company issued 25,028 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) in three separate closings of a private placement (Series C-1, C-2, and C-3). Each share of Series C Preferred Stock was issued at a purchase price of $1,000 per share and is convertible into shares of common stock based on the respective conversion prices which were determined at the closing of each round of the private placement. The conversion prices for the Series C-1 Preferred Stock, Series C-2 Preferred Stock, and the Series C-3 Preferred Stock are $58.00, $60.70, and $57.50, respectively. Subject to ownership limitations, the owners of the Series C-1 Preferred Stock, the Series C-2 Preferred Stock, and the Series C-3 Preferred Stock are entitled to receive dividends, payable in shares of common stock at a rate of 10%, 15%, 20% and 25%, respectively, of the number of shares of common stock issuable upon conversion of the Series C Preferred Stock, on the 12th, 24th, 36th and 48th month, anniversary of the initial closing of the private placement. The Company paid the 12th, 24th, and 36th month anniversary dividends of 10%, 15%, and 20% common stock dividends on August 19, 2021, 2022, and 2023, respectively.

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

The Series C Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock is pari passu in liquidation to the Company’s Series A Preferred Stock. The liquidation value of the Series C Preferred Stock at June 30, 2023, is the stated value of $10,366 (June 30, 2022 - $12,275).

The Company’s Series C Preferred Stock outstanding, conversion shares, and future dividends as of June 30, 2023, are as follows:

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

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock is pari passu in liquidation to the Company’s Series C Preferred Stock. The liquidation value of the Series A Preferred stock at June 30, 2023, is its stated value of $279 (June 30, 2022 - $279).

There was no change to the Series A Preferred stock for the years ended June 30, 2023, or 2022.

Common stock

Amended articles of incorporation

On June 30, 2023, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 5,500 to 75,000 shares.

Stock issuances

Year ended June 30, 2023

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

During the year ended June 30, 2023, the Company sold 229 shares of common stock for total net proceeds of approximately $1,903 under the Purchase Agreement. As of June 30, 2023, the sales made under the Purchase Agreement are the maximum amounts available due to ownership limitations under Nasdaq rules.

Shares issued for services

During the year ended June 30, 2023, the Company issued 16 shares of common stock for services for a total value of $110.

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

The 2022 Investor Warrants are exercisable at $62.50 per share until their expiry on March 28, 2025, and the PFW are exercisable at $0.05 per share at any time after September 28, 2021. The Company also issued 12 agent warrants that are exercisable at $78.13 per share commencing September 28, 2021, until their expiry on March 28, 2025 (the “2022 Agent Warrants”). The 2022 Agent Warrants have been valued at $333 and have been treated as non-cash issue costs of the common stock, 2022 Investor Warrants, and PFW. The 2022 Agent Warrants have been valued using a Black-Scholes valuation with a risk-free rate of 0.55%, a contractual term of 3.5 years, a volatility of 116.7%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the contractual life of the instrument at the valuation date. The term is based on the contractual term of the warrant.

As of June 30, 2022, all of the 96 PFW have been exercised at $0.05 per PFW for proceeds of $4.8.

Registered direct financing - April 14, 2022

On April 14, 2022, the Company closed on the sale of 324 shares of its common stock, par value $0.001 per share, and common warrants to purchase an aggregate of 324 shares of common stock (“2022 April Investor Warrants”) in the Company’s registered direct offering (the “April Offering”). Each share of common stock was sold together with a 2022 April Investor Warrant to purchase one share of common stock at a combined effective price of $26.50 per share of common stock and accompanying 2022 April Investor Warrant. The 2022 April Investor Warrants have been valued at $3,898 and have been treated as equity. They have been valued using a Black-Scholes valuation with a risk-free rate of 0.54%, a contractual term of 5 years, a volatility of 109.4%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the contractual life of the instrument at the valuation date. The term is based on the contractual term of the warrant.

The net proceeds from the April Offering were approximately $7,900 after deducting commissions and other offering expenses.

The 2022 April Investor Warrants are exercisable at $20.50 per share until their expiry on April 14, 2027. The Company also issued 32 agent warrants that are exercisable at $33.13 per share commencing October 14, 2022, until their expiry on October 14, 2026 (the "2022 April Agent Warrants"). The 2022 April Agent Warrants have been valued at $350 and have been treated as non-cash issue costs of the common stock and the 2022 April Investor Warrants. The 2022 April Agent Warrants have been valued using a Black-Scholes valuation with a risk-free rate of 0.54%, a contractual term of 4.5 years, a volatility of 112.3%, and a dividend rate of 0%. The estimated volatility of the Company’s common stock is based on the historical volatility of the Company. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the contractual life of the instrument at the valuation date. The term is based on the contractual term of the warrant.

2017 Omnibus Incentive Plan

As subsequently approved by the Company’s stockholders at an annual meeting of stockholders, on April 11, 2018, the Company’s board of directors approved the adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”), as amended. The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) as well as a Restricted Stock Unit ("RSU") award under the 2017 Plan. As approved by the Company’s stockholders on June 21, 2022, the number of common shares available under the 2017 Plan as of June 30, 2023, is 440 shares, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”), or that are subject to grants of stock options made, or that may be made, under the Legacy Plan, or that have been previously exercised.

The following table sets forth the aggregate information on all equity compensation plans as of June 30, 2023:

Plan Category (in thousands, except per share amounts)	Number of shares of common stock to be issued upon exercise of outstanding stock options and rights (a)	Weighted-average exercise price of stock options and rights $	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders - 2017 Plan(1)	275	$34.72	160
Equity compensation plans not approved by security holders - Del Mar (BC) 2013 Amended and Restated Stock Option Plan	1	$2,160.10	—
Totals	276	$51.71	160

(1) The Del Mar (BC) 2013 Amended and Restated Stock Option Plan refers to the Company’s previous equity compensation plan.

(2) The balance of 161 shares of common stock available for issuance under the 2017 Plan as of June 30, 2023, is net of stock options previously exercised.

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

Stock options

During the year ended June 30, 2023, a total of 70 stock options to purchase shares of common stock were granted to directors and officers of the Company. Of the total stock options granted, six have an exercise price of $12.75 per share and vest in 12 equal monthly installments beginning on August 1, 2022, while 64 stock options granted have an exercise price of $8.785 per share and vest as to 25% on August 1, 2023, with the remaining portion vesting in equal monthly installments over a period of 36 months commencing on September 1, 2023. All of the options to purchase shares of common stock granted have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

The following table sets forth changes in stock options outstanding under all plans:

	Number of stock options outstanding (in thousands)	Weighted average exercise price
Balance – June 30, 2021	128	112.84
Granted	79	49.46
Expired	(6)	151.19
Forfeited	(25)	83.76
Balance – June 30, 2022	176	87.05
Granted	78	8.79
Expired	(56)	102.65
Balance – June 30, 2023	198	51.71

The following table summarizes stock options outstanding and exercisable under all plans at June 30, 2023:

Exercise price $	Number Outstanding at June 30, 2023 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at June 30, 2023 (in thousands)
6.04	9	9.64	—
8.79	64	9.10	—
12.75 to 16.25	6	9.30	6
30.50 to 48.00	83	8.01	40
62.00 to 68.50	14	7.89	13
85	21	7.22	20
1,055.00 to 2,660.00	1	2.48	1
	198		80

Stock options issued during the years ended June 30, 2023, and 2022, have been valued using a Black-Scholes pricing model with the following assumptions:

	June 30, 2023	June 30, 2022
Dividend rate	—%	—%
Volatility	91.4%	91.7%
Risk-free rate	2.67%	1.18%
Term – years	6.1	6.0

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

The Company has recognized the following amounts as stock option expense for the periods noted:

	Years ended June 30,
	2023 $	2022 $
Research and development	451	601
General and administrative	1,039	1,647
	1,490	2,248

All of the stock option expense for the periods ended June 30, 2023, and 2022, has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at June 30, 2023, was nil (2022 - nil) and the aggregate intrinsic value of stock options exercisable at June 30, 2023, was nil (2022 - nil). As of June 30, 2023, there was $812 in unrecognized compensation expense that will be recognized over the next 2.55 years.

The following table sets forth changes in unvested stock options under all plans:

	Number of options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2021	77	80.18
Granted	79	49.46
Vested	(48)	78.23
Forfeited	(24)	83.76
Unvested at June 30, 2022	84	51.23
Granted	78	8.79
Vested	(44)	48.53
Unvested at June 30, 2023	118	24.12

The aggregate intrinsic value of unvested stock options at June 30, 2023 was nil (2022 - nil). The unvested stock options have a remaining weighted average contractual term of 8.83 (2022 – 9.19) years.

Restricted stock units

On August 1, 2022, the Company issued 18 RSUs to its officers. Subject to providing continuous service to the Company, the RSUs vest in four equal annual installments commencing August 1, 2023. The RSUs were valued using the closing price of the Company’s common stock on the date of issuance with the total expense of $155 being recognized over the vesting period of four years.

On June 1, 2023, the Company issued 60 RSU to one of its officers. Subject to providing continuous service to the Company, the RSUs all fully vest on June 1, 2024. The RSUs were valued using the closing price of the Company’s common stock on the date of issuance with the total expense of $186 being recognized over the vesting period of one year. As of June 30, 2023, none of the RSUs had vested.

During the year ended June 30, 2023, the Company recognized a total of $90 (2022 - nil) related to RSU.

	Number of RSU (in thousands)	Number of RSU vested (in thousands)
Balance – June 30, 2021 and 2022	—	—
Issuance of RSU	78	—
Balance – June 30, 2023	78	—

Common stock warrants

The following table sets forth changes in outstanding warrants:

	Number of warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2021	139	167.21
Issuance of 2022 Investor Warrants	240	62.50
Issuance of PFW	96	0.05
Issuance of 2022 Agent Warrants	12	78.13
Issuance of 2022 April Investor Warrants	324	20.50
Issuance of 2022 April Agent Warrants	32	33.13
Exercise of PFW	(96)	0.05
Exercise of 2020 Investor Warrants	(1)	50.00
Expiry of warrants (i)	(26)	427.51
Balance – June 30, 2022	720	49.36
Expiry of 2018 Investor and Agent warrants	(7)	625.68
Balance – June 30, 2023	713	43.55

i)
Expired warrants include: 21 Adgero replacement warrants with an exercise price of $159.00, four 2017 Investor Warrants with an exercise price of $1,750.00, and one 2017 Agent Warrant with an exercise price of $2,030.00.

The following table summarizes the Company’s outstanding warrants as of June 30, 2023:

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

The following table sets forth changes in outstanding Series C Agent Warrants:

	Balance, June 30, 2022	Number of Warrants Issued	Number of Warrants Exercised	Balance, June 30, 2023	Exercise price $
Issuance of Preferred Series C-1 Agent Warrants	1,929	—	—	1,929	58.00
Issuance of Preferred Series C-2 Agent Warrants	219	—	—	219	60.70
Issuance of Preferred Series C-3 Agent Warrants	296	—	—	296	57.50
	2,444	—	—	2,444

The following table summarizes the Company’s outstanding Series C Agent Warrants as of June 30, 2022:

Series C Agent Warrants	Number	Conversion price $	Number of conversion shares (in thousands)	Cumulative common stock dividends (in thousands)
Series 1	1,929	58.00	33	23
Series 2	219	60.70	4	3
Series 3	296	57.50	5	4
	2,444		42	30

8.
Income taxes

For the years ended June 30, 2023, and 2022, the Company did not record a provision for income taxes due to a full valuation allowance against the deferred tax assets.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are shown below:

	June 30, 2023 $	June 30, 2022 $
Deferred tax assets:
Non-capital losses carried forward	29,204	25,541
Stock-based compensation	982	635
Capital losses carried forward	18	18
Financing costs	326	326
Bonus - compensation	37	85
Scientific research and development	895	803
Scientific research and development – Investment Tax Credits (“ITC”)	769	690
Capitalized research and development expenses	265	—
	32,496	28,098
Deferred tax liabilities:
Scientific research and development – ITC	(127)	(114)
	32,369	27,984
Valuation allowance	(32,369)	(27,984)
Net future tax assets	—	—

The income tax benefit of these tax attributes has not been recorded in these consolidated financial statements because of the uncertainty of their recovery. The Company’s effective income tax rate differs from the statutory income tax rate of 21% (2022 – 21%).

The differences arise from the following items:

	June 30, 2023 $	June 30, 2022 $
Tax recovery at statutory income tax rates	(3,076)	(4,743)
Permanent differences	(1,095)	802
Effect of rate differentials between jurisdictions	(127)	(345)
Effect of foreign exchange rates	66	445
Scientific research and development – ITC	(61)	(44)
Adjustment to prior year's provision versus statutory tax returns	(106)	(2,332)
Other	13	196
Change in valuation allowance	4,386	6,021
	—	—

The Company has no current income tax expense for the year ended June 30, 2023, as there was a taxable loss for this period. The components of the Company’s loss before income taxes for the year ended June 30, 2023, were allocated as to $6.7 million in the U.S. and $7.9 million in Canada. As of June 30, 2023, the Company had combined U.S. and Canadian net operating loss (“NOL”) carry forwards of $109.3 million (2022 – $96.4 million). The U.S. federal NOL carryforwards consist of $15.8 million generated before July 1, 2018, which begin expiring in 2026, and $34.1 million that can be carried forward indefinitely, but are subject to the 80% taxable income limitation. The Canadian NOL carryforwards of $59.4 million begin expiring in 2030. In addition, the Company has non-refundable Canadian federal investment tax credits of $470 (2022 - $422) that expire between 2031 and 2042 and non-refundable British Columbia investment tax credits of $299 (2022 – $248) that expire between 2023 and 2032. The Company also has Canadian scientific research and development tax incentives of $3.3 million (2022 – $3.0 million) that do not expire.

The Company files U.S. federal, U.S. state, and Canadian income tax returns with varying statues of limitations. The tax years from 2007 to 2022 remain open to examination due to the carryover of unused NOL carryforwards and tax credits. The Company currently is not under examination by any tax authority.

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

9.
Commitments and contingencies

The Company has the following obligations over the next five fiscal years ending June 30, 2028:

Clinical development

The remaining commitments relating to contracts for drug manufacturing, clinical study management and safety for contracts the Company has entered into for its clinical trials as of June 30, 2023, is $3,200. Pursuant to the commitments for clinical trials, the Company has paid a total of $4,300 in deposits related to study initiation and certain study costs, a portion of which has been expensed (note 3). These deposits are available to be applied against invoices received from the contract research organization but have not been netted against the Company’s commitments for the fiscal year ended June 30, 2023.

Office lease

The Company currently rents its shared head office on a one-year renewable lease at $2.4 per year and rents its administrative offices on a month-to-month basis at a total rate of $1.90 (CA $2.5 per month) per month. During the year ended June 30, 2023, the Company recorded a total of $39 as rent expense (2022 - $41.4).

10.
Supplementary statement of cash flows information

	Year ended June 30, 2023	Year ended June 30, 2022
Series C Preferred Stock common stock dividend (note 6)	362	2,462
Non-cash issue costs (note 6)	289	683
Issue costs in accounts payable	—	43
Equipment additions reclassified from prepaid expenses	447	—
Conversion of Series C Preferred Stock to common stock (note 6)	—	2,377
Income taxes paid	—	—
Interest paid	—	—

11.
Financial risk management

Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or valuation of its financial instruments.

The Company is exposed to financial risk related to fluctuation of foreign exchange rates. Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the United Sates dollar, primarily general and administrative expenses incurred in Canadian dollars. The Company believes that the results of operations, financial position and cash flows would be affected by a sudden change in foreign exchange rates but would not impair or enhance its ability to pay its Canadian dollar accounts payable. The Company manages foreign exchange risk by converting its US$ to CA$ as needed. The Company maintains the majority of its cash in US$. As of June 30, 2023, net Canadian dollar denominated accounts payable and accrued liabilities exposure in US$ totaled $22.

a) Foreign exchange risk

Foreign exchange risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. If foreign exchange rates were to fluctuate within +/-10% of the closing rate at year-end, the maximum exposure is $7.

Balances in foreign currencies at June 30, 2023, and 2022, were as follows:

	June 30, 2023 balances CA$	June 30, 2022 balances CA$
Trade payables	51	74
Cash	13	27
Interest, taxes, and other receivables	8	11

b) Interest rate risk

The Company is subject to interest rate risk on its cash and cash equivalents and believes that the results of operations, financial position and cash flows would not be significantly affected by a sudden change in market interest rates relative to the investment interest rates due to the short-term nature of the investments. As of June 30, 2023, cash and cash equivalents held by the Company were $1,535. The Company’s cash balance currently earns interest at standard bank rates. If interest rates were to fluctuate within +/-10% of the closing rate at year end the impact of the Company’s interest-bearing accounts will not be significant due to the current low market interest rates.

The only financial instruments that expose the Company to interest rate risk are its cash and cash equivalents.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in raising funds to meet cash flow requirements associated with financial instruments. The Company continues to manage its liquidity risk based on the outflows experienced for the period ended June 30, 2023, and is undertaking efforts to conserve cash resources wherever possible. The maximum exposure of the Company’s liquidity risk is $3,248 as of June 30, 2023.

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

The maximum exposure of the Company’s credit risk is $12 at June 30, 2023, relating to interest, taxes, and other receivables. The credit risk related to uninsured cash and cash equivalents balances is $957 at June 30, 2023.

Cash and cash equivalents $	Insured amount $	Non- insured amount $
1,535	578	957

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

12.
Subsequent events

The Company has evaluated its subsequent events from June 30, 2023, through the date these consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these consolidated financial statements other than the items noted below.

Clinical trials grant

Effective July 1, 2023, the Company was awarded a $2,000 Small Business Innovation Research grant from the National Institutes of Health to support the clinical development of REM-001 for the treatment of cutaneous metastatic breast cancer. The grant will be received in tranches of approximately $1,250 for the period July 1, 2023, to June 30, 2024, and approximately $750 for the period July 1, 2024, to June 30, 2025. As a result of receiving the grant, the REM-001, 15-patient clinical trial will be re-started.

Series C Preferred Stock

On August 19, 2023, the Company recorded the common stock dividend on its Series C Preferred Stock as well as the Series C Agent Warrants. The common stock dividend corresponds to the 20% dividend payable on the third anniversary of the initial closing of the Series C Preferred Stock which occurred on August 19, 2020. The 20% stock dividend was payable on August 19, 2023, to the holders of the Series C Preferred Stock and the Series C Agent Warrants on that date. The 20% dividend is not payable on Series C Preferred Stock or Series C Agent Warrants that were converted, or exercised, prior to August 19, 2023. The dividend resulted in 49 shares of common stock being issued to the Series C Preferred Stock holders and 8 shares of common stock being accrued to the Series C Agent Warrants holders. The common stock accrued to the Series C Agent Warrants holders will be released to the Series C Agent Warrant holders upon the exercise of the respective Series C Agent Warrant.

Stock options

Subsequent to June 30, 2023, 89 stock options were granted at $4.655 per share and are exercisable until August 30, 2033. The 26 options granted to non-employee directors vest pro rata monthly over 12 months commencing on September 30, 2023. The remaining 63 options granted to executive officers, employees and consultants vest as to 25% on the first anniversary of grant with the remaining portion vesting pro rata monthly thereafter over 36 months. In addition, on August 15, 2023, one stock option at $2,100 per share expired.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act, has been made or known to them in a timely fashion. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2023.

Changes in Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On August 30, 2023, a total of 26 stock options were issued to the Company’s three independent directors. The stock options are exercisable at $4.655 per share and vest in 12 equal monthly installments beginning on September 30, 2023. All of the stock options have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

On August 30, 2023, a total of 63 stock options were issued to executive officers, employees and consultants of the Company. The stock options are exercisable at $4.655 per share and vest as to 25% on August 30, 2024, with the remainder in 36 equal monthly installments beginning on September 30, 2024. All of the stock options have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Position
Robert E. Hoffman	57	President, CEO, Interim CFO, Director, and Chairman of the Board
Dennis Brown, PhD	74	Chief Scientific Officer
Robert J. Toth, Jr.	60	Director
Laura Johnson	59	Director
Tamara A. Favorito	65	Director

Robert E. Hoffman has served as our director since April 2018, as our Chairman since June 2018, as our Chief Executive Officer and President since November 2021, and as our interim Chief Financial Officer since June 1, 2023. He has served as a member of board of directors of ASLAN Pharmaceuticals, Inc., a publicly-held, clinical-stage immunology focused biopharmaceutical company, since October 2018, and as a member of the board of directors of FibroGenesis, a clinical-stage regenerative medicine company, since April 2021. He has also served as a member of board of directors, on the Audit Committee, and on the Human Resources and Compensation Committee of Antibe Therapeutics Inc. (“Antibe”), a publicly-held clinical-stage biotechnology company, since November 2020, and as Chairman of Antibe’s board of directors since May 2022. Mr. Hoffman served as Senior Vice President and Chief Financial Officer of Heron Therapeutics, Inc., a publicly-held pharmaceutical company, from April 2017 to October 2020. From July 2015 to September 2016, Mr. Hoffman served as Chief Financial Officer of AnaptysBio, Inc., a publicly-held biotechnology company. From June 2012 to July 2015, Mr. Hoffman served as the Senior Vice President, Finance and Chief Financial Officer of Arena Pharmaceuticals, Inc. (“Arena”), a biopharmaceutical company, prior to its acquisition by Pfizer Inc. in March 2022. From August 2011 to June 2012 and previously from December 2005 to March 2011, he served as Arena’s Vice President, Finance and Chief Financial Officer and in a number of various roles of increasing responsibility from 1997 to December 2005. Mr. Hoffman formerly served as a member of the board of directors of Saniona AB, a biopharmaceutical company, from September 2021 to May 2022, and as a member of the board of directors of Kura Oncology, Inc., a cancer research company, from March 2015 to August 2021. He also previously served as a member of the board of directors of CombiMatrix Corporation, a molecular diagnostics company, MabVax Therapeutics Holdings, Inc., a biopharmaceutical company, and Aravive, Inc., a clinical stage biotechnology company. Mr. Hoffman serves as a member of the steering committee of the Association of Bioscience Financial Officers. Mr. Hoffman formerly served as a director and President of the San Diego Chapter of Financial Executives International and was an advisor to the Financial Accounting Standard Board (FASB) for 10 years (2010 to 2020) advising the United States accounting rulemaking organization on emerging issues and new financial guidance. Mr. Hoffman holds a B.B.A. from St. Bonaventure University. Mr. Hoffman’s financial and executive business experience qualifies him to serve on our Board of Directors.

Dennis Brown, PhD, has served as our Chief Scientific officer since January 25, 2013. He also served as a director of the Company from February 11, 2013 to April 11, 2018. Dr. Brown is one of our founders and has served as Chief Scientific Officer and director of Del Mar (BC) since inception. Dr. Brown has more than thirty years of drug discovery and development experience. He has served as Chairman of Mountain View Pharmaceutical’s board of directors since 2000 and is the President of Valent. In addition, since March 2020 he has served as a director of Rakovina Therapeutics, Inc., a Canadian public company. In 1999 he founded ChemGenex Therapeutics, which merged with a publicly traded Australian company in 2004 to become ChemGenex Pharmaceuticals of which he served as President and a Director until 2009. He was previously a co-founder of Matrix Pharmaceutical, Inc., where he served as Vice President (VP) of Scientific Affairs from 1985-1995 and as VP, Discovery Research, from 1995-1999. He also previously served as an Assistant Professor of Radiology at Harvard University Medical School and as a Research Associate in Radiology at Stanford University Medical School. He received his B.A. in Biology and Chemistry (1971), M.S. in Cell Biology (1975) and Ph.D. in Radiation and Cancer Biology (1979), all from New York University. Dr. Brown is an inventor of many issued U.S. patents and applications, many with foreign counterparts.

Robert J. Toth, Jr. has served as our director since August 2013 and serves as Chair of our Compensation Committee. Since 2005, Mr. Toth has primarily been managing his personal investment portfolio. From 2004-2005, Mr. Toth served as a consulting analyst to Narragansett Asset Management, a New York-based healthcare-focused hedge fund, where he advised the firm on biotechnology investments. From 2001-2003, he was the Senior Portfolio Manager for San Francisco-based EGM Capital’s Medical Technology hedge fund, where he was responsible for managing and maintaining a dedicated medical technology portfolio. Mr. Toth began his Wall Street career in 1996 as an Equity Research Associate for Vector Securities International, a healthcare-focused brokerage firm. From 1997-1999 he served as Senior Biotechnology Analyst. He joined Prudential Securities as Senior Vice President and Biotechnology Analyst where he served from 1999-2001 following Prudential’s acquisition of Vector. His responsibilities included the analysis of commercial, clinical and scientific fundamentals of oncology and genomics-based biotechnology companies on behalf of institutional investors. Mr. Toth was named to the Wall Street Journal’s Allstar List for stock picking in 1999. Mr. Toth received an MBA from the University of Washington and Bachelor of Science degrees in Biological Sciences and Biochemistry from California Polytechnic State University, San Luis Obispo. Mr. Toth’s financial and biotechnology industry knowledge and experience qualify him to serve on our Board of Directors.

Laura Johnson has served as our director since June 2020 and serves as Chair of our Nominating and Corporate Governance Committee. Ms. Johnson currently serves as the President and Chief Executive Officer of Next Generation Clinical Research, a contract research organization that Ms. Johnson founded in 1999. Additionally, Ms. Johnson is the President and Chief Executive Officer of Eufaeria Biosciences, Inc., a development biotechnology company that she founded in 2016. Ms. Johnson is also a founder and former member of the board of directors of SB Bancorp, Inc., a financial holding company, and Settlers Bank, Inc., a Wisconsin chartered business bank. In addition, Ms. Johnson has served as a member of the board of directors of Harmony Hill Farm Sanctuary, a 501(c)(3) nonprofit organization, since 2019. Ms. Johnson previously served as a member of the board of directors of La Jolla Pharmaceutical Company, a biopharmaceutical company, from 2013 to 2022, Odonate Therapeutics, a biopharmaceutical company, from 2018 to 2022, and Agrace HospiceCare from 2013 to 2016. In 2008 and 2010, she was honored as a biotechnology entrepreneur by the national organization, Women in Bio, and in 2008 received the Rising Star Award by the Wisconsin Biotech and Medical Device Association. Most recently, she was the recipient of the Wisconsin Biohealth Business Award at the BioForward Annual Biohealth Summit in October 2019. Ms. Johnson holds a nursing degree from The University of the State of New York-Albany. Ms. Johnson’s biotechnology industry and executive knowledge and experience qualify her to serve on our Board of Directors.

Tamara A. Favorito has served as our director since April 2021 and serves as Chair of our Audit Committee. Ms. Favorito has more than 30 years of life sciences industry experience including 20 years as a chief financial officer. She currently serves as a board member, audit committee chair, and member of the compensation committee of Artelo Biosciences, Inc. and as Chair of the board , compensation committee member, and audit committee chair of Zevra Therapeutics (f/k/a KemPharm, Inc.), both publicly-traded clinical-development stage companies. Ms. Favorito served on the board of directors of Beacon Discovery, Inc. from 2018 until its acquisition in 2021. Ms. Favorito was Interim Chief Financial Officer of Immunic, Inc., a publicly-traded clinical-stage drug development company in 2019. She served as Chief Financial Officer of Signal Genetics, Inc., a publicly-traded molecular diagnostics company, from 2014 to 2017, HemaQuest Pharmaceuticals, Inc., a venture-backed clinical-stage drug development company, from 2010 to 2014 and Favrille, Inc., a previously publicly-traded clinical-stage drug development company, from 2001 to 2009. While at these companies, she led multiple private and public financings, including Favrille’s IPO. In addition, she was instrumental in M&A transactions and led the finance, investor relations, human resources, administration and managed care and payor reimbursement functions. Ms. Favorito is a Certified Public Accountant (inactive). She received an MBA, with an emphasis in Finance, from Georgia State University, and a bachelor's degree in Business Administration, with an emphasis in Accounting from Valdosta State University. Ms. Favorito also participated in an executive management program at Kellogg Graduate School of Management at Northwestern University. Ms. Favorito’s professional experience and financial expertise qualify her to serve on our Board of Directors.

Our chief executive and chief financial officer, Mr. Hoffman, is a full-time employee and devotes 100% of his business time to us. Our consulting agreement with Dr. Brown does not specify the amount of time Dr. Brown is required to devote to us but does require that Dr. Brown provide us with the full benefit of his knowledge, expertise and ingenuity, and prohibits Dr. Brown from engaging in any business, enterprise or activity contrary to or that would detract from our business.

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

Board Committees

The board of directors has formed an Audit Committee which currently consists of Tamara A. Favorito, Chair, Robert J. Toth, Jr., and Laura Johnson all of whom are independent (as that term is defined under the Nasdaq Marketplace Rules) and financially literate (as such qualification is interpreted by the board of directors in its business judgment). In addition, our board of directors has determined that Ms. Favorito qualifies as an audit committee financial expert within the meaning of SEC regulations and The Nasdaq Marketplace Rules.

The board of directors has also formed a Nominating and Corporate Governance Committee which consists of Laura Johnson, Chair, Robert J. Toth, Jr., and Tamara A. Favorito. The Nominating and Corporate Governance Committee assists the board of directors in fulfilling its oversight responsibilities relating to corporate governance practices and policies.

In addition, the board of directors has formed a Compensation Committee which consists of Robert J. Toth, Jr., Chair, Tamara A. Favorito, and Laura Johnson. The Compensation Committee assists the board of directors in fulfilling its oversight responsibilities relating to compensation matters, including compensation of the directors and our senior management and the administration of our compensation plans.

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

Board Leadership Structure and Role in Risk Oversight

Robert E. Hoffman serves as our Chief Executive Officer, President, Interim Chief Financial Officer, and chairman of our board of directors. We have not adopted a formal policy on whether the Chief Executive Officer and Chairman positions should be separated.

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

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our Chief Executive Officer and the two most highly-compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers as of June 30, 2023, and June 30, 2022, for services rendered in all capacities to us for the years ended June 30, 2023, and June 30, 2022. These individuals are our Named Executive Officers for 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Robert E. Hoffman, President, Chief Executive Officer and Interim Chief Financial Officer(1)	2023	589,600	178,380	255,923	160,460	1,184,363
	2022	356,619	181,811	—	2,622,597	3,161,028
Dennis Brown, Chief Scientific Officer(2)	2023	329,900	69,279	42,177	96,260	537,616
	2022	206,000	41,277	—	—	247,277
Scott Praill, Former Chief Financial Officer(3)	2023	320,467	—	42,177	96,260	458,903
	2022	312,000	127,920	—	—	439,920

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

On August 1, 2022, Mr. Hoffman was issued 8,022 RSUs and 24,012 stock options. The stock options were issued at $8.79 per share. In addition, he was issued 59,800 RSUs on June 1, 2023. Also on June 1, 2023, Mr. Hoffman was appointed our Interim Chief Financial Officer. Effective June 1, 2023, Mr. Hoffman's annual salary was reduced by $60,000. On August 30, 2023, Mr. Hoffman was issued 23,142 stock options. The stock options were issued at $4.655 per share.

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

On August 1, 2022, Dr. Brown was issued 4,801 RSU and 14,405 stock options. The stock options were issued at $8,79 per share.

On August 30, 2023, Dr. Brown was issued 10,175 stock options. The stock options were issued at $4.655 per share.

(3)
On February 9, 2017, we entered into an employment agreement with Scott Praill, our former Chief Financial Officer. Pursuant to the employment agreement, Mr. Praill agreed to serve as our Chief Financial Officer for an indefinite period until termination of the employment agreement in accordance with its terms. Pursuant to his employment agreement, we paid Mr. Praill an annual base salary of $200,000 and Mr. Praill was also eligible to participate in any bonus plan and long-term incentive plan established for our senior executives.

On August 1, 2022, Mr. Praill was issued 4,801 RSU and 14,405 stock options. The stock options were issued at $8,79 per share.

Effective May 31, 2023, Mr. Praill resigned as our Chief Financial Officer but remained as a consultant at $5,000 per month until August 15, 2023. As a result of his resignation, his employment agreement was terminated.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of June 30, 2023.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options Exercisable (#)		Number of securities underlying unexercised options Unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares, or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert E. Hoffman	72		—	—	530.00	April 13, 2028	—	—	—		—
	80		—	—	304.95	November 8, 2028	—	—	—		—
	1,499		—	—	30.50	September 5, 2029	—	—	—		—
	2,400		—	—	85.00	September 15, 2030	—	—	—		—
	2,000		—	—	62.00	September 22, 2031	—	—	—		—
	27,860	(1)	42,523	—	48.00	November 8, 2031	—	—	—		—
	—	(2)	24,012	—	8.79	August 1, 2032	—	—	—		—
	—		—	—	—	—	—	—	67,802	(5)	255,923
Scott Praill(7)	175		—	—	2,100.00	August 16, 2023	—	—	—		—
	74		—	—	2,475.00	February 17, 2027	—	—	—		—
	200		—	—	304.95	November 8, 2028	—	—	—		—
	2,166		—	—	30.50	September 5, 2029	—	—	—		—
	11,119	(3)	1,012	—	85.00	September 15, 2030	—	—	—		—
	—	(2)	14,405		8.79	August 1, 2032	—	—	—		—
	—		—	—	—	—	—	—	4,801	(6)	42,177
Dennis Brown	175		—	—	2,100.00	August 16, 2023	—	—	—		—
	187		—	—	2,475.00	February 17, 2027	—	—	—		—
	1,999		—	—	30.50	September 5, 2029	—	—	—		—
	1,602	(3)	146	—	85.00	September 15, 2030	—	—	—		—
	1,099	(4)	101	—	67.75	September 22, 2030	—	—	—		—
	4,583	(4)	417	—	36.75	November 12, 2029	—	—	—		—
	—	(2)	14,405	—	8.79	August 1, 2032	—	—	—		—
	—		—	—	—	—	—	—	4,801	(6)	42,177

(1)
Stock options vest as to 25% on November 8, 2022, with the remaining shares vesting in equal monthly installments over a period of 36 months commencing on December 8, 2022.
(2)
Stock options vest as to 1/6th on August 1, 2023, with the remaining shares vesting in equal monthly installments over a period of 30 months commencing on September 1, 2023.
(3)
Stock options vest as to 1/6th on March 15, 2021, with the remaining shares vesting in equal monthly installments over a period of 30 months commencing on April 15, 2021.
(4)
Stock options vest as to 1/6th on March 22, 2021, with the remaining shares vesting in equal monthly installments over a period of 30 months commencing on April 22, 2021.
(5)
RSU awards of 8,002 on August 1, 2022, and 59,800 on June 1, 2023. The 8,002 vest as to 25% on each anniversary of the grant date with full vesting on August 1, 2026. The 59,800 RSUs fully vest on June 1, 2024.
(6)
RSU awards of 4,801 that vest as to 25% on each anniversary of the grant date with full vesting on August 1, 2026.
(7)
Effective May 31, 2023, Mr. Praill resigned as our Chief Financial Officer but remained as a consultant at $5,000 per month until August 15, 2023.

Director Compensation

Director compensation is intended to provide an appropriate level of remuneration considering the responsibilities, time requirements, and accountability of the directors.

The following table sets forth director compensation for the fiscal year ended June 30, 2023, paid by us (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert J, Toth, Jr.	61,500	—	19,441	—	—	—	80,941
Laura Johnson	60,500	—	19,441	—	—	—	79,941
Tamara A. Favorito	64,000	—	19,441	—	—	—	83,441

(1)
For our fiscal year ended June 30, 2023, our directors were paid a $40,000 annual retainer, an additional annual retainer for chairing a committee, and a retainer for being a member of a committee.
(2)
On July 1, 2022, independent directors were granted 2,000 stock options exercisable at $12.75 per share until July 1, 2032. The options vest pro rata over one year from the date of grant.

Risk Management

We do not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 14, 2023, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our named executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock(2)
Directors and Named Executive Officers
Robert E. Hoffman	51,835	(3)	2.89%
Scott Praill	18,579	(4)	1.05%
Dennis Brown, PhD	17,410	(5)	*
Robert J. Toth, Jr.	9,499	(6)	*
Laura Johnson	7,876	(7)	*
Tamara A. Favorito	5,241	(8)	*
All officers and directors as a group (5 persons)	91,861		5.01%

* Less than 1%

(1)
Except as otherwise indicated, the address of each beneficial owner is c/o Kintara Therapeutics, Inc., 9920 Pacific Heights Blvd, Suite 150, San Diego, CA 92121.
(2)
Applicable percentage ownership is based on 1,746,408 shares of common stock outstanding as of September 14, 2023, together with securities exercisable or convertible into shares of common stock within 60 days of September 14, 2023, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 14, 2023, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes 48,735 shares issuable upon the exercise of vested stock options exercisable within 60 days of September 14, 2023. Excludes 65,802 Restricted Stock Units ("RSU").
(4)
Includes 17,835 shares issuable upon the exercise of vested stock options exercisable within 60 days of September 14, 2023.
(5)
Includes 14,634 shares issuable upon exercise of vested stock options exercisable within 60 days of September 14, 2023 and 1,075 shares held by Valent Technologies, Inc. Excludes 3,601 RSU.
(6)
Includes 9,467 shares issuable upon exercise of vested stock options exercisable within 60 days of September 14, 2023.
(7)
Includes 7,816 shares issuable upon exercise of vested stock options exercisable within 60 days of September 14, 2023.
(8)
Includes 5,241 shares issuable upon exercise of vested stock options exercisable within 60 days of September 14, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of June 30, 2023:

Plan Category (in thousands, except per share amounts)	Number of shares of common stock to be issued upon exercise of outstanding stock options and rights (a)	Weighted-average exercise price of stock options and rights $	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders - 2017 Plan(1)	275	$34.72	160
Equity compensation plans not approved by security holders - Del Mar (BC) 2013 Amended and Restated Stock Option Plan	1	$2,160.10	—
Totals	276	$51.71	160

(1)
As approved by our stockholders at the annual meeting of stockholders held on April 11, 2018, as subsequently amended, our board of directors approved the adoption of the 2017 Plan. The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) under the 2017 Plan. Under the 2017 Plan, as amended by our board of directors, our stockholders at our annual meeting of stockholders held on June 21, 2022, approved an increase to the number of shares reserved for issuance under the 2017 Plan to 440 shares of our common stock, less the number of shares of our common stock issued under the Legacy Plan or that are subject to grants of stock options made, or that may be made, under the Legacy Plan.

A total of one share of our common stock, net of forfeitures, have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 197 shares of our common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving a potential 238 shares, net of exercises, of our common stock available for issuance under the Plan if all such options under the Legacy Plan were exercised and no new grants are made under the Legacy Plan. The maximum number of shares of our common stock with respect to which any one participant may be granted awards during any calendar year is 8% of our fully diluted shares of common stock on the date of grant (excluding the number of shares of our common stock issued under the 2017 Plan and/or the Legacy Plan or subject to outstanding awards granted under the 2017 Plan and/or the Legacy Plan). No award will be granted under the 2017 Plan on or after July 7, 2027, but awards granted prior to that date may extend beyond that date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Valent Technologies LLC

On September 12, 2010, Del Mar (BC) entered into a Patent Assignment Agreement (the “Assignment”) with Valent Technologies LLC (“Valent”) pursuant to which Valent assigned to Del Mar (BC) its rights to patent applications and the prototype drug product related to VAL-083. In accordance with the Assignment the consideration paid by Del Mar (BC) was $250,000 to acquire the prototype drug product. In accordance with the terms of the Assignment, Valent is entitled to receive a future royalty on all revenues derived from the development and commercialization of VAL-083. In the event that Del Mar (BC) terminates the agreement, Del Mar (BC) may be entitled to receive royalties from Valent’s subsequent development of VAL-083 depending on the development milestones Del Mar (BC) has achieved prior to the termination of the Assignment. The Assignment has a term (on a country-by-country basis), of the later of ten years or until patent rights covered by the Assignment no longer exist, subject to earlier termination in the event Del Mar (BC) breaches its payment obligations and fails to remedy such breach within 60 days, or if either party materially beaches any of its obligations and does not cure such breach within 30 days after receipt of notice thereof.

Pursuant to a loan agreement dated February 3, 2011, between Del Mar (BC) and Valent, Valent loaned Del Mar (BC) $250,000 for the purchase of the prototype drug product under the Assignment. The loan was unsecured, bore interest at 3% per year, and was payable on demand. Effective September 30, 2014, we entered into and closed an agreement with Valent to exchange its loan, including accrued interest to September 30, 2014, with Valent for 278,530 shares of our preferred stock. The preferred stock has an annual 3% dividend.

One of our officers, Dr. Dennis Brown, is a principal of Valent and as result Valent is a related party to us.

St. Cloud Investments, LLC

We acquired certain Miravant assets, including the REM-001 Therapy and the associated technology and intellectual property, through the St. Cloud Agreement. St. Cloud was previously a Miravant creditor and acquired these Miravant assets pursuant to a foreclosure process St. Cloud completed under California law. Pursuant to the terms of the St. Cloud Agreement, we are obligated to make certain payments under the agreement. The amounts paid or owed under that agreement are as follows:

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

Director Independence

Robert J. Toth, Jr., Laura Johnson, and Tamara A. Favorito are independent as that term is defined under the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

On July 31, 2019, Marcum LLP (“Marcum”), Certified Public Accountants, were appointed as our auditors.

The following is a summary of fees paid by us for professional services rendered by Marcum for the years ended June 30, 2023, and 2022.

	Year Ended June 30, 2023	Year Ended June 30, 2022
Audit Fees	$264,525	$225,900
Audit-Related Fees	$42,610	$44,869
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$307,135	$270,769

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

Tax Fees. Marcum has not performed any tax compliance services for us during the years ended June 30, 2023, or 2022.

All other fees. Marcum has not received any other fees from us for the years ended June 30, 2023, or 2022.

In accordance with applicable laws, rules and regulations, our audit committee charter and pre-approval policies established by the audit committee require that the audit committee review in advance and pre-approve all audit and permitted non-audit fees for services provided to us by our independent registered public accounting firm. The services performed by, and the fees to be paid to, Marcum in 2023, and 2022, respectively, were approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of Documents Filed as a Part of This Report:

(1)
Financial Statements

The list of consolidated financial statements set forth in the accompanying Index to the Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K is incorporated herein by reference. Such consolidated financial statements are filed as part of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules

All schedules have been omitted because the required information is either not required, not applicable or because the information required is included in the consolidated financial statements or notes thereto.

(3)
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

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)

3.5	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014)

3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013)

3.7	Certificate of Change (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2016)

3.8	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016)

3.9

Certificate of Amendment to the Articles of Incorporation, as amended, of DelMar Pharmaceuticals Inc., dated April 11, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.10

Certificate of Correction to the Company’s articles of incorporation, filed with the Secretary of State of the State of Nevada on April 17, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2019)

3.11

Certificate of Change of DelMar Pharmaceuticals, Inc., dated May 7, 2019 and effective May 8, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2019)

3.12

Certificate of Amendment to the Articles of Incorporation, as amended, of DelMar Pharmaceuticals Inc., dated June 26, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2019)

3.13

Certificate of Amendment to the Articles of Incorporation of the Company, dated August 19, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020)

3.14

Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020)

3.15

Certificate of Designation of Preferences, Rights and Limitations of Series C-2 Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2020)

3.16

Certificate of Designation of Preferences, Rights and Limitations of Series C-3 Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020)

3.17

Certificate of Amendment to the Articles of Incorporation, as amended, of Kintara Therapeutics, Inc., dated June 25, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2021)

3.18

Certificate of Amendment to the Articles of Incorporation, as amended, of Kintara Therapeutics, Inc., dated June 21, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2022)

3.19

Certificate of Change to the Articles of Incorporation, as amended, of Kintara Therapeutics, Inc., dated November 10, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022)

3.20

Certificate of Change to the Articles of Incorporation, as amended, of Kintara Therapeutics, Inc., dated November 10, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022)

4.1	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.2	Form of Pre-Funded Warrant Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.4	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020)

4.6	Description of Securities (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed with the SEC on September 18, 2020)

4.7	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.8	Form of Pre-Funded Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.9	Form of Placement Agent Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.10	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2022)

4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2022)

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

10.10	Form of Royalty Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016)

10.11

Employment Agreement among Delmar Pharmaceuticals Inc., Delmar Pharmaceuticals (BC) Ltd. and Scott Praill (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2017)

10.12

Amendment to Consulting Agreement between Delmar Pharmaceuticals (BC) Ltd. and Dennis Brown (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2017)

10.13

2017 Omnibus Equity Incentive Plan (As Amended and Restated Effective as of February 1, 2018) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2018)

10.14	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2017)

10.15	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on Jun 25, 2018)

10.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 2, 2020)

10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020)

10.18

Placement Agency Agreement, dated June 24, 2020, by and among DelMar Pharmaceuticals, Inc. and Aegis Capital Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020)

10.19

Amendment to the 2017 Omnibus Equity Incentive Plan of Kintara Therapeutics, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on September 18, 2020)

10.20

Amendment to the 2017 Omnibus Equity Incentive Plan of Kintara Therapeutics, Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2021)

10.21	Form of Securities Purchase Agreement, dated September 23, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

10.22

Executive Employment Agreement, dated November 8, 2021, by and between the Company and Robert Hoffman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021)

10.23

Form of Securities Purchase Agreement, dated April 12, 2022, by and between Kintara Therapeutics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2022)

10.24

Placement Agency Agreement, dated April 12, 2022, by and between Kintara Therapeutics, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2022)

10.25

Separation and General Release Agreement between the Company and Saiid Zarrabian, dated May 20, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2022)

10.26

Purchase Agreement, dated as of August 2, 2022, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2022)

10.27

Registration Rights Agreement, dated as of August 2, 2022, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2022)

21.1	List of Subsidiaries*

23.1	Consent of Marcum, LLP*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

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

KINTARA THERAPEUTICS, INC.

Dated: September 18, 2023	By:	/s/ Robert E. Hoffman
		Name:	Robert E. Hoffman
		Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert E. Hoffman	Chief Executive Officer, Interim Chief Financial Officer, Director	September 18, 2023
Robert E. Hoffman	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Tamara A. Favorito	Director	September 18, 2023
Tamara A. Favorito

/s/ Robert J. Toth	Director	September 18, 2023
Robert J. Toth

/s/ Laura Johnson	Director	September 18, 2023
Laura Johnson