Form 10-Q
period 2023-09-30
Kintara Therapeutics, Inc.
filed 2023-11-13
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Number of shares of common stock outstanding as of November 13, 2023 was 3,387,808.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the three months ended September 30, 2023

(expressed in US dollars unless otherwise noted)

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Balance Sheets

(In thousands, except par value amounts)

		September 30, 2023	June 30, 2023
	Note	$	$
		(unaudited)
Assets
Current assets
Cash and cash equivalents		216	1,535
Prepaid expenses, deposits and other		567	660
Clinical trial deposit	3	—	1,075
Total current assets		783	3,270
Property and equipment, net	5	694	709
Total assets		1,477	3,979
Liabilities
Current liabilities
Accounts payable and accrued liabilities		2,998	2,784
Related party payables	6	338	298
Total current liabilities		3,336	3,082
Milestone payment liability	9	167	166
Total liabilities		3,503	3,248
Stockholders' equity (deficiency)
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at September 30, 2023 (June 30, 2023 – 279)	7	279	279
14 Series C shares at September 30, 2023 (June 30, 2023 – 14)	7	10,329	10,366
Common stock
Authorized
75,000 shares at September 30, 2023 (June 30, 2023 - 75,000), $0.001 par value
Issued and outstanding
1,746 issued at September 30, 2023 (June 30, 2023 – 1,692)	7	2	2
Additional paid-in capital	7	141,855	141,438
Accumulated deficit		(154,512)	(151,375)
Accumulated other comprehensive income		21	21
Total stockholders’ equity (deficiency)		(2,026)	731
Total liabilities and stockholders’ equity (deficiency)		1,477	3,979
Nature of operations, corporate history, going concern and management plans (note 1)
Subsequent events (note 10)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

		Three months ended September 30,
	Note	2023	2022
Expenses
Research and development		$1,859	$3,171
General and administrative		1,103	1,475
		(2,962)	(4,646)
Other income (loss)
Foreign exchange		(2)	11
Interest, net		2	39
		—	50
Net loss for the period		(2,962)	(4,596)
Computation of basic loss per share
Net loss for the period		(2,962)	(4,596)
Series A Preferred cash dividend	7	(2)	(2)
Series C Preferred stock dividend	7	(173)	(362)
Net loss for the period attributable to common stockholders		$(3,137)	$(4,960)
Basic and fully diluted loss per share		$(1.83)	$(3.39)
Basic and fully diluted weighted average number of shares		1,718	1,464

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

For the three months ended September 30, 2023

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total stockholders' equity (deficiency) $
Balance - June 30, 2023	1,692	2	141,438	21	10,645	(151,375)	731
Issuance of shares on vesting of restricted stock units	4	—	—	—	—	—	—
Conversion of Series C Preferred stock to common stock	1	—	37	—	(37)	—	—
Stock option expense	—	—	160	—	—	—	160
Restricted stock unit expense			47	—	—	—	47
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series C Preferred stock dividend	49	—	173	—	—	(173)	—
Loss for the period	—	—	—	—	—	(2,962)	(2,962)
Balance - September 30, 2023	1,746	2	141,855	21	10,608	(154,512)	(2,026)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

For the three months ended September 30, 2022

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total stockholders' equity $
Balance - June 30, 2022	1,311	66	135,510	21	12,554	(136,356)	11,795
Issuance of shares - net of issue costs	262	13	1,890	—	—	—	1,903
Stock option expense	—	—	518	—	—	—	518
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series C Preferred stock dividend	43	2	360	—	—	(362)	—
Loss for the period	—	—	—	—	—	(4,596)	(4,596)
Balance - September 30, 2022	1,616	81	138,278	21	12,554	(141,316)	9,618

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(In thousands)

		Three months ended September 30,
		2023	2022
	Note	$	$
Cash flows from operating activities
Loss for the period		(2,962)	(4,596)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	5	15	15
Change in fair value of milestone liability		1	(87)
Stock option expense	7	160	518
Restricted stock units and shares issued for services	7	47	—
Changes in operating assets and liabilities
Prepaid expenses, deposits and other		93	(40)
Clinical trial deposit		1,075	(1,700)
Accounts payable and accrued liabilities		214	(331)
Related party payables		40	(148)
Net cash used in operating activities		(1,317)	(6,369)
Cash flows from investing activities
Purchase of equipment	5	—	(232)
Net cash used in investing activities		—	(232)
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	7	—	1,908
Series A Preferred cash dividend	6	(2)	(2)
Net cash provided by (used in) financing activities		(2)	1,906
Decrease in cash and cash equivalents		(1,319)	(4,695)
Cash and cash equivalents – beginning of period		1,535	11,780
Cash and cash equivalents – end of period		216	7,085
Supplementary information (note 7)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2023

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

On August 19, 2020, the Company completed its merger with Adgero Biopharmaceuticals Holdings, Inc., a Delaware corporation (“Adgero”) in which Adgero continued its existence under Delaware law and became a direct, wholly-owned subsidiary of the Company. Following the completion of the merger, the Company changed its name from DelMar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. and began trading on The Nasdaq Capital Market LLC (“Nasdaq”) under the symbol “KTRA”.

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

For the three months ended September 30, 2023, the Company reported a loss of $2,962 and a negative cash flow from operations of $1,317. The Company had an accumulated deficit of $154,512 and had cash and cash equivalents of $216 as of September 30, 2023. The Company is in the clinical stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidates are commercialized, or partnered, which may not ever occur. On August 2, 2022, the Company entered into a stock purchase agreement under which the Company ultimately received approximately $1,903 in net proceeds as of September 30, 2023, which is the current maximum available under the stock purchase agreement. In addition, on June 28, 2023, the Company announced that it had been awarded approximately $2.0 million in grant funding to be received over a two year period for its REM-001 project. Subsequent to September 30, 2023, the Company raised net proceeds of $968 from its at-the-market (“ATM”) facility and announced that it is suspending the development of VAL-083. Even with the proceeds from the grant funding, the stock purchase financing, and the ATM sales, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these condensed consolidated interim financial statements.

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

These condensed consolidated interim financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

Unaudited interim financial data

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the June 30, 2023 audited consolidated financial statements of the Company included in the Company’s Form 10-K filed with the SEC on September 18, 2023. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024, or for any other future annual or interim period.

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

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the three-month periods ended September 30, 2023, and 2022, diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, restricted stock units, and convertible preferred shares is anti-dilutive. As of September 30, 2023, potential common shares of 706 (2022 – 714) related to outstanding common share warrants, 42 (2022 – 42) related to outstanding Series C preferred stock warrants, 275 (2022 – 246) related to stock options, 69 (2022 - nil) related to restricted stock units, and 244 (2022 – 290) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

Government assistance

Government grants, including grants from similar bodies, are recognized when there is reasonable assurance that the Company has met the requirements of the approved grant program and there is reasonable assurance that the grant will be received. Grants that compensate the Company for expenses incurred are recognized in income or loss in reduction thereof in the same period in which the expenses are recognized. The Company uses a net presentation basis whereby the grant offsets the research and development expenses as it is being recovered under the grant program.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated interim financial statements.

3 Clinical trial deposit

In October 2020, the Company announced that it had entered into a final agreement with a contract research organization (“CRO”) for the management of the Company’s registrational study of VAL-083 for glioblastoma. Under the agreement, the Company will supply the drug for the study and the CRO will manage all operational aspects of the study including site activation and patient enrollment. The Company is required to make certain payments under the agreement related to patient enrollment milestones. For the three months ended September 30, 2023, the Company has recognized $1,075 (2022 - $1,840) of expenses for this study in relation to clinical site initiation and patient enrollment.

As of September 30, 2023, the Company has made aggregate deposit payments of $4,300 to the CRO and has recognized the $3,225 as an expense in fiscal year 2023. In the three months ended September 30, 2023, the remaining deposit of $1,075 was offset against amounts owing to the CRO. The Company can terminate the study at any time. Upon termination, the Company will be liable for any payments due to the effective date of the termination as well as any non-refundable costs incurred by the CRO prior to the date of termination.

On October 31, 2023, the Company announced preliminary topline results from this registrational study for VAL-083 did not perform better than the current standards of care in glioblastoma. As a result, the Company announced that it is suspending the development of VAL-083. Please see footnote 10 – Subsequent events.

4 Clinical trials grant

Effective July 1, 2023, the Company was awarded a $2,000 Small Business Innovation Research grant from the National Institutes of Health ("NIH") to support the clinical development of REM-001 for the treatment of cutaneous metastatic breast cancer. The grant will be received in two tranches: approximately $1,250 for the period July 1, 2023, to June 30, 2024, and approximately $750 for the period July 1, 2024, to June 30, 2025. As a result of receiving the grant, the REM-001, 15-patient clinical trial will be re-started. The grant is expended to the Company as a reimbursement of expenditures incurred. During the three months ended September 30, 2023, the Company received $13 (2022 - nil) for grants received against research and development expenditures in the period.

The grant is subject to various performance conditions and funding risk where the financial conditions of the NIH may change from time to time. The Company recognizes the grant only to the extent there is reasonable assurance the grant will be funded to the Company.

5 Property and equipment, net

$ (thousands)
Balance, June 30, 2023	709
Less depreciation	(15)
Balance, September 30, 2023	694

At September 30, 2023, the total capitalized cost of property and equipment was $859 (June 30, 2023 - $859), of which $679 is not in use. The Company has recognized $15 in depreciation expense, respectively, for each of the three months ended September 30, 2023, and 2022, on equipment in use.

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

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $279 (including aggregate accrued interest to September 30, 2014, of $29), issued to Valent by Del Mar (BC), for 279 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For the three months ended September 30, 2023, and 2022, respectively, the Company recorded $2 related to the dividend paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

Related party payables

As of September 30, 2023, there is an aggregate amount of $338 (June 30, 2023 - $298) payable to the Company’s officers and directors for fees, expenses, and accrued bonuses and other liabilities.

7 Stockholders’ equity

Preferred stock

Series C Preferred Stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2023	14,208	10,366
Conversion of Series C Preferred stock to common stock	(50)	(37)
Balance – September 30, 2023	14,158	10,329

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

The Series C Preferred Stock dividends do not require declaration by the board of directors and are accrued annually as of the date the dividend is earned in an amount equal to the fair value of the Company’s common stock on the dates the respective dividends are paid. The fair value of the Series C Preferred Stock dividend paid on August 19, 2023, was determined by multiplying the dividends paid of 49 shares of common stock by the Company’s closing share price on August 18, 2023, of $3.53 per share for a total fair value of $173. Any outstanding shares of Series C Preferred Stock will automatically convert to shares of common stock on August 19, 2024. In addition, as part of the Series C Preferred financing, the Company issued warrants to the placement agent (“Series C Agent Warrants”).

The Series C Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock is pari passu in liquidation to the Company’s Series A Preferred Stock. The liquidation value of the Series C Preferred Stock at September 30, 2023, is the stated value of $10,329 (June 30, 2023 - $10,366).

The Company’s Series C Preferred Stock outstanding, conversion shares, and aggregate dividends as of September 30, 2023, are as follows:

Series	Number	Conversion price $	Number of conversion shares (in thousands)	Dividend Shares (in thousands)
Series 1	11,415	58.00	197	153
Series 2	898	60.70	15	10
Series 3	1,845	57.50	32	25
	14,158		244	188

Series C Dividends	Dividend Shares (in thousands)
10% - August 19, 2021 (actual)	34
15% - August 19, 2022 (actual)	43
20% - August 19, 2023 (actual)	49
25% - August 19, 2024 (estimated)	62
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

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock is pari passu in liquidation to the Company’s Series C Preferred Stock. The liquidation value of the Series A Preferred stock at September 30, 2023, is its stated value of $279 (June 30, 2023 - $279).

There was no change to the Series A Preferred stock for the three months ended September 30, 2023, or 2022.

Common stock

Common stock issuances during the three months ended September 30, 2023

During the three months ended September 30, 2023, the Company issued 4 shares of common stock on vesting of restricted stock units during the period.

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

Subsequent to September 30, 2023, the Company received stockholder approval to issue 20% or more of its outstanding shares as of the date the Company entered into the Purchase Agreement with Lincoln Park. The Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement.

During the three months ended September 30, 2022, the Company sold 229 shares of common stock for total net proceeds of approximately $1,903 under this Purchase Agreement. As of September 30, 2023, the sales made under the Purchase Agreement are the maximum amounts available due to ownership limitations under Nasdaq rules.

2017 Omnibus Incentive Plan

As subsequently approved by the Company’s stockholders at an annual meeting of stockholders, on April 11, 2018, the Company’s board of directors approved the adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”), as amended. The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) as well as a Restricted Stock Unit ("RSU") award under the 2017 Plan. As approved by the Company’s stockholders on June 21, 2022, the number of common shares available under the 2017 Plan as of September 30, 2023, is 440 shares, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”), or that are subject to grants of stock options made, or that may be made, under the Legacy Plan, or that have been previously exercised.

The following table sets forth the aggregate information on all equity compensation plans as of September 30, 2023:

Plan (in thousands, except per share amounts)	Number of shares of common stock to be issued upon exercise of outstanding stock options and rights (a)	Weighted-average exercise price of stock options and rights $	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders - 2017 Plan(1)	274	19.18	87
Equity compensation plans not approved by security holders - Del Mar (BC) 2013 Amended and Restated Stock Option Plan	1	2,207.18	—
Totals	275	33.76	87

(1) The Del Mar (BC) 2013 Amended and Restated Stock Option Plan refers to the Company’s previous equity compensation plan.

(2) The balance of 91 shares of common stock available for issuance under the 2017 Plan as of September 30, 2023, is net of stock options previously exercised.

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

Stock options

During the three months ended September 30, 2023, a total of 89 stock options to purchase shares of common stock at an exercise price of $4.655 were granted to directors and officers of the Company. The 26 options granted to non-employee directors vest pro rata monthly over 12 months commencing on September 30, 2023. The remaining 63 options granted to executive officers, employees and consultants vest as to 25% on the first anniversary of grant with the remaining portion vesting pro rata monthly thereafter over 36 months. All of the options to purchase shares of common stock granted have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

The following table sets forth changes in stock options outstanding under all plans:

	Number of stock options outstanding (in thousands)	Weighted average exercise price
Balance – June 30, 2023	198	51.71
Granted	89	4.66
Expired	(1)	2,100.00
Forfeited	(11)	11.10
Balance – September 30, 2023	275	33.76

The following table summarizes stock options outstanding and exercisable under all plans at September 30, 2023:

Exercise price $	Number Outstanding at September 30, 2023 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at September 30, 2023 (in thousands)
4.66	89	9.92	2
6.04	9	9.39	—
8.79	52	8.25	17
12.75 to 16.25	6	9.04	6
30.50 to 48.00	83	7.61	44
62.00 to 68.50	14	7.62	14
85.00	21	3.07	21
1,055.00 to 2,660.00	1	1.97	1
	275		105

Stock options granted during the three months ended September 30, 2023, have been valued using a Black-Scholes pricing model with the following assumptions:

September 30, 2023
Dividend rate	—%
Estimated volatility	91.40%
Risk-free interest rate	4.24%
Expected term – years	6.08

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

The Company has recognized the following amounts as stock option expense for the periods noted (in thousands):

	Three months ended September 30,
	2023 $	2022 $
Research and development	69	140
General and administrative	91	378
	160	518

All of the stock option expense for the periods ended September 30, 2023, and 2022, has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding as well as stock options exercisable was nil as of September 30, 2023, and 2022, respectively. As of September 30, 2023, there was $870 in unrecognized compensation expense that will be recognized over the next 2.58 years.

The following table sets forth changes in unvested stock options under all plans:

	Number of Options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2023	118	24.12
Granted	89	4.66
Vested	(26)	19.50
Forfeited	(11)	11.10
Unvested at September 30, 2023	170	15.49

The aggregate intrinsic value of unvested stock options at September 30, 2023, was nil (2022 - nil). The unvested stock options have a remaining weighted average contractual term of 9.26 years (2022 – 9.37).

Restricted stock units

During the three months ended September 30, 2023, the Company recognized a total of $47 (2022 - nil) in compensation expense related to RSUs.

Number of RSU (in thousands)
Balance – June 30, 2023	78
Issuance of restricted stock units	—
Vesting of restricted stock units	(4)
Forfeiture of restricted stock units	(5)
Balance – September 30, 2023	69

Common stock warrants

The following table sets forth changes in outstanding common stock warrants:

	Number of Warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2023	713	43.55
Expiry of warrants issued for services	(7)	87.69
Balance – September 30, 2023	706	43.12

The following table summarizes the Company’s outstanding common stock warrants as of September 30, 2023:

Description of warrants	Number (in thousands)	Exercise price $	Expiry date

2022 April Investor warrants	325	20.50	April 14, 2027
2022 Investor warrants	240	62.50	March 28, 2025
2020 Investor warrants	65	50.00	August 16, 2024
2019 Investor warrants	15	155.00	June 5, 2024
NBTS Warrants	3	54.50	June 19, 2025
Warrants issued for services	13	32.00 to 450.00	October 11, 2023 to February 25, 2024
2022 April Agent warrants	32	33.12	October 14, 2026
2022 Agent warrants	12	78.12	March 28, 2025
2019 Agent warrants	1	193.75	June 3, 2024
	706

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

The following table sets forth changes in outstanding Series C Agent Warrants:

	Balance June 30, 2023	Number of Warrants Issued	Number of Warrants Exercised	Balance, September 30, 2023	Conversion price $
Preferred Series C-1 Agent Warrants	1,929	—	—	1,929	58.00
Preferred Series C-2 Agent Warrants	219	—	—	219	60.70
Preferred Series C-3 Agent Warrants	296	—	—	296	57.50
	2,444	—	—	2,444

The following table summarizes the Company’s outstanding Series C Agent Warrants as of September 30, 2023:

Series C Agent Warrants	Number	Conversion price $	Number of conversion shares (in thousands)	Cumulative common stock dividends (in thousands)
Series 1	1,929	58.00	33	23
Series 2	219	60.70	4	3
Series 3	296	57.50	5	4
	2,444		42	30

8 Supplementary statement of cash flows information

The Company incurred the following non-cash investing and financing transactions (in thousands):

	Three months ended September 30,
	2023 $	2022 $
Series C Preferred Stock common stock dividend (note 7)	173	362
Non-cash issue costs (note 7)	—	289
Issue costs in accounts payable and accrued liabilities	—	48
Equipment additions reclassified from prepaid expenses	—	447
Income taxes paid	—	—
Interest paid	—	—

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. As of September 30, 2023, the Company’s milestone payment liability was measured using level 3 inputs. The milestone payment liability relates to contingent milestone payments for the REM-001 program that was acquired in the Adgero merger (note 1).

	September 30, 2023
Liability	Level 1	Level 2	Level 3
Milestone payment liability	—	—	167

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, and related party payables. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

10 Subsequent events

The Company has evaluated its subsequent events from September 30, 2023, through the date these condensed consolidated interim financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated interim financial statements other than the items noted below.

Clinical trial deposit

In October 2023, the Company received $234 as a return of clinical trial deposit from a clinical research organization in connection with the REM-001 15-patient clinical study.

Clinical trial results for VAL-083 – suspension of VAL-083 development

On October 31, 2023, the Company announced preliminary topline results for VAL-083 from the Glioblastoma Adaptive Global Innovative (“GBM AGILE”) study. VAL-083 did not perform better than the current standards of care in glioblastoma and the preliminary safety data was similar to that of the current standards of care used to treat glioblastoma. As a result, the Company announced that it is suspending the development of VAL-083 and turning its focus to its REM-001 program.

Proceeds from the Company’s At-The-Market (“ATM”) facility

On September 19, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of common stock having an aggregate offering price of up to $2.85 million (the “ATM Facility”). From October 31, 2023 until November 13, 2023, the Company raised $968 in net proceeds from the sale of 1,629 shares of its common stock under the ATM Facility.

Lincoln Park Purchase Agreement

On October 9, 2023, the Company received stockholder approval to issue 20% or more of its outstanding shares as of the date the Company entered into the Purchase Agreement with Lincoln Park.

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

You should review the factors and risks we describe under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023, and in our other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

All amounts are expressed in US dollars and in thousands, except par value and per share amounts, unless otherwise noted.

Background

Kintara Therapeutics, Inc. is a clinical stage, biopharmaceutical company focused on the development and commercialization of new cancer therapies. On August 19, 2020, the Company completed its merger with Adgero Biopharmaceuticals Holdings, Inc., a Delaware corporation (“Adgero”) in which Adgero continued its existence under Delaware law and became a direct, wholly-owned subsidiary of the Company. In connection with the Adgero merger, the Company also became the parent company of Adgero Biopharmaceuticals, Inc. (“Adgero Bio”). Following the completion of the merger, we changed our name from DelMar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. and began trading on The Nasdaq Capital Market LLC (“Nasdaq”) under the symbol “KTRA.”

We are the parent company of Del Mar (BC), a British Columbia, Canada corporation, and Adgero. We are also the parent company to Callco and Exchangeco, which are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the Reverse Acquisition that occurred in 2013.

References to “we,” “us,” and “our,” refer to Kintara and our wholly-owned subsidiaries, Del Mar (BC), Adgero, Adgero Bio, Callco, and Exchangeco.

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

Recent Events

•
Effective July 1, 2023, we were awarded a $2.0 million grant from the National Institutes of Health (“NIH”) to be received over a two-year period as expenses are incurred. The grant from the NIH will fund the majority of expenses related to the REM-001 CMBC 15-patient clinical study.
•
On October 31, 2023, we announced preliminary topline results for VAL-083 from the Glioblastoma Adaptive Global Innovative Learning Environment (“GBM AGILE”) study. VAL-083 did not perform better than the current standards of care in glioblastoma and the preliminary safety data was similar to that of the current standards of care used to treat glioblastoma. As a result, we announced that we are suspending the development of VAL-083 and turning our focus to our REM-001 program.

Upcoming Clinical Milestones

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

On October 19, 2022, we announced that the REM-001 program in CMBC was paused to conserve cash which will be used to support the funding of the GBM AGILE Study. Effective July 1, 2023, the Company was awarded a two-year $2,000 Small Business Innovation Research grant from the National Institutes of Health to support the clinical development of REM-001 for the treatment of CMBC. The grant will be received in tranches of approximately $1,250 for the period July 1, 2023, to June 30, 2024, and approximately $750 for the period July 1, 2024, to June 30, 2025. As a result of receiving the grant, we are in the process of re-initiating the REM-001 program and expect to start enrolling patients in the fourth quarter of calendar year 2023.

REM-001 Regulatory Filings

On August 9, 2022, we announced that we received a Study May Proceed letter from the FDA to begin our 15-patient study evaluating REM-001 PDT for the treatment of CMBC. The FDA has granted us FTD for REM-001 in CMBC.

VAL-083

On October 31, 2023, we announced preliminary topline results for VAL-083 from the Glioblastoma Adaptive Global Innovative Learning Environment (“GBM AGILE”) study. VAL-083 did not perform better than the current standards of care in glioblastoma and the preliminary safety data was similar to that of the current standards of care used to treat glioblastoma. As a result, we announced that we are suspending the development of VAL-083 and turning our focus to our REM-001 program. We expect to have the full dataset from the GBM AGILE study around the end of the first quarter of calendar year 2024 to better understand if there are possible pathways for further development of VAL-083.

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

We recently announced preliminary topline data for VAL-083 from the GBM AGILE Study. The GBM AGILE Study is an international, innovative platform study designed to more rapidly identify and confirm effective therapies for patients with newly-diagnosed and recurrent GBM through responsive adaptive randomization and a seamless Phase 2/3 clinical design. Patients in the GBM AGILE Study were tested for their O6-methyl guanine methyltransferase (“MGMT”) methylation status prior to enrollment. VAL-083 was being evaluated in all three GBM patient subtypes in this study: newly-diagnosed methylated MGMT; newly-diagnosed unmethylated MGMT; and recurrent.

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

VAL-083 has been designated by the U.S. Food and Drug Administration (“FDA”) as an orphan drug under the Orphan Drug Act and the European Medicines Agency (“EMA”) for the treatment of gliomas, including GBM. The FDA has also granted Orphan Drug designation to VAL-083 for the treatment of medulloblastoma, DIPG, and ovarian cancer. The FDA has granted us Fast Track Designation (“FTD”) for VAL-083 in newly-diagnosed MGMT-unmethylated and recurrent GBM.

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

Outstanding Securities

As of November 13, 2023, we had 3,387,808 shares of common stock issued and outstanding, outstanding warrants to purchase 706 shares of common stock, warrants to purchase 2,444 shares of our Series C Preferred Stock that upon exercise are convertible into 42 shares of common stock, outstanding stock options to purchase 275 shares of common stock, 69 restricted stock units, and 14,008 outstanding shares Series C Preferred Stock that are convertible into 241 shares of common stock. All common stock warrants, stock options, and restricted stock units are convertible, or exercisable into, one share of common stock. The Series C Preferred Stock

(issued in three series) is convertible into shares of common stock at $58.00 per share (Series C-1), $60.70 per share (Series C-2) or $57.50 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at September 30, 2023, and June 30, 2023, is the US$. The following tables represent selected financial information for us for the periods presented. All amounts in the remainder of this MD&A are expressed in thousands, except par value and per share amounts, unless otherwise noted.

Selected Balance Sheet Data

	September 30, 2023 $	June 30, 2023 $
	(in thousands)
Cash and cash equivalents	216	1,535
Working capital	(2,553)	188
Total assets	1,477	3,979
Total stockholders’ equity (deficiency)	(2,026)	731

Selected Statement of Operations Data

For the three months ended

	September 30, 2023	September 30, 2022
	$	$
	(in thousands, except per share data)
Expenses
Research and development	1,859	3,171
General and administrative	1,103	1,475
	(2,962)	(4,646)
Other income (loss)
Foreign exchange	(2)	11
Interest, net	2	39
	—	50
Net loss for the period	(2,962)	(4,596)
Series A Preferred cash dividend	(2)	(2)
Series C Preferred stock dividend	(173)	(362)
Net loss for the period attributable to common stockholders	(3,137)	(4,960)
Basic and fully diluted weighted average number of shares	1,718	1,464
Basic and fully diluted loss per share	(1.83)	(3.39)

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

For the three months ended

	September 30, 2023	September 30, 2022
	$	$
	(in thousands)
Research and development – GAAP	1,859	3,171
Less: non-cash, share-based compensation expense	(86)	(140)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	1,773	3,031
General and administrative – GAAP	1,103	1,475
Less: non-cash, share-based compensation expense	(121)	(378)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	982	1,097

Results of Operations

Comparison of the three months ended September 30, 2023, and September 30, 2022

	Three months ended
	September 30, 2023 $	September 30, 2022 $	Change $	Change %
	(in thousands)
Expenses
Research and development	1,859	3,171	(1,312)	(41)
General and administrative	1,103	1,475	(372)	(25)
	(2,962)	(4,646)	1,684
Other income (loss)
Foreign exchange	(2)	11	(13)	(118)
Interest, net	2	39	(37)	(95)
	—	50	(50)
Net loss	(2,962)	(4,596)	1,634

Research and Development

Research and development expenses decreased to $1,859 for the three months ended September 30, 2023, from $3,171 for the three months ended September 30, 2022. The decrease was largely attributable to lower clinical development costs and lower non-cash, share-based compensation expenses incurred during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Clinical development costs have decreased in the current quarter compared to the same quarter in the prior fiscal year in part due to costs related to the GBM AGILE Study being lower in the three months ended September 30, 2023, compared to the three months ended September 30, 2022. In addition, on October 19, 2022, we announced that we had paused the REM-001 program in order to preserve cash for the development of VAL-083. On June 28, 2023, we announced the restart of the REM-001 program as a result of the awarding of a $2 million grant, however, REM-001 costs to restart the program are not expected to ramp up until the fourth calendar quarter of 2023. Non-cash, share-based compensation expense decreased to $86 for the three months ended September 30, 2023, from $140 for the three months ended September 30, 2022.

General and Administrative

General and administrative expenses were $1,103 for the three months ended September 30, 2023, compared to $1,475 for the three months ended September 30, 2022. A significant portion of the decrease was a result of lower non-cash, share-based compensation expenses and a reduction in personnel costs in the current three months compared to the same period in the prior fiscal year. Non-cash, share-based compensation expense decreased to $121 for the three months ended September 30, 2023, from $378 for the three months ended September 30, 2022, due to the recognition of higher compensation expense recognized during the three months ended September 30, 2022, for stock options granted in September 2021. Personnel costs have decreased in the current quarter compared to the same quarter in the prior fiscal year largely due to a reduction in staff.

Preferred Share Dividends

For each of the three months ended September 30, 2023, and 2022, we recorded $2 related to the cash dividend payable to Valent on the Series A Preferred Stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

Liquidity and Capital Resources

Three months ended September 30, 2023, compared to the three months ended September 30, 2022

	September 30, 2023 $	September 30, 2022 $	Change $	Change %
	(in thousands)
Cash flows from operating activities	(1,317)	(6,369)	5,052	(79)
Cash flows from investing activities	—	(232)	232	100
Cash flows from financing activities	(2)	1,906	(1,908)	(100)

Operating Activities

Net cash used in operating activities decreased to $1,317 for the three months ended September 30, 2023, from $6,369 for the three months ended September 30, 2022. During the three months ended September 30, 2023, and 2022, we reported net losses of $2,962 and $4,596, respectively. Changes in adjustments to reconcile net loss to net cash used in operating activities for the three months ended September 30, 2023, included stock option expense of $160 being recognized during the current period compared to $518 in the same period in the prior fiscal year. In addition, during the three months ended September 30, 2023, non-cash expenses of $47 were incurred for restricted stock unit expense while no such items were incurred in the three months ended September 30, 2022. The most significant changes in working capital for the three months ended September 30, 2023, were related to a decrease in prepaid expense and deposits of $1,075 and an increase in accounts payable and accrued liabilities of $214. The most significant change in working capital for the three months ended September 30, 2022, was due to an increase in prepaid expenses and deposits of $1,700 and an increase in accounts payable and accrued liabilities of $331.

Investing Activities

Net cash used in investing activities was nil for the three months ended September 30, 2023, compared to $232 for the three months ended September 30, 2022 for the purchase of equipment.

Financing Activities

Net cash received from financing activities was nil for the three months ended September 30, 2023. During the three months ended September 30, 2022, we received $1,908 in net proceeds from the sale of shares under the stock purchase agreement, dated as of August 2, 2022, (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to a maximum of $20,000 of shares of the Company’s common stock.

Going Concern and Capital Expenditure Requirements

Going Concern and Management Plans

(See note 1 to the condensed consolidated interim financial statements)

The condensed consolidated financial statements have been prepared on a going concern basis, which assumes that we will continue our operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the three months ended September 30, 2023, we reported a loss of $2,962 and a negative cash flow from operations of $1,317. We had an accumulated deficit of $154,512 and had cash and cash equivalents of $216 as of September 30, 2023. We are in the clinical stage and have not generated any revenues to date. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. On August 2, 2022, we entered into the Purchase Agreement under which we received approximately $1,903 in net proceeds as of September 30, 2023, for the issuance of an aggregate of 262 shares of common stock under the Purchase Agreement. On October 9, 2023, we received stockholder approval to issue 20% or more of our outstanding shares as of the date we entered into the Purchase Agreement with Lincoln Park. In addition, on June 28, 2023, we announced that we had been awarded approximately $2.0 million in grant funding for our REM-001 project.

On September 19, 2023, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which we may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $2.85 million (the “ATM Facility”). Subsequent to September 30, 2023, we raised $968 in net proceeds from the sale of 1,629 shares of our common stock under our ATM Facility.

Even with the proceeds from the grant funding, the stock purchase financing, and the ATM sales, we will require significant additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of these condensed consolidated financial statements.

Consequently, management is pursuing various financing alternatives to fund our operations in the short and long term and so we can continue as a going concern. In addition, we will evaluate a wide range of strategic options aimed at potentially maximizing shareholder value. Management plans to secure the necessary financing through potential additional proceeds from our Purchase Agreement with Lincoln Park, the ATM Facility, grant funding, and the issue of new equity and/or the entering into of strategic partnership arrangements. Our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

The condensed consolidated financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Such adjustments could be material.

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
•
the impact of us being a public entity.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, or strategic collaborations. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our shares of capital stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. Economic conditions may affect the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan, file for bankruptcy protection or pursue a dissolution of the Company and liquidation of all of our remaining assets. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. We cannot provide assurance as to the amount of cash that will be available to distribute to shareholders, if any, after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution, if any.

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2023, contained in our Form 10-K filed with the SEC on September 18, 2023. While all of the significant accounting policies are important to our consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

• Fair value of financial instruments

• Accruals for research and development expenses and clinical trials

Fair value of financial instruments

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. Prior to our adoption of Accounting Standards Update 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period. For the three months ended September 30, 2023, and 2022, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For the three months ended September 30, 2023, and 2022, we utilized the plain vanilla method to determine the expected life of stock options. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

For the three months ended September 30, 2023, and 2022, we issued stock options to our officers. The determination of grant-date fair value for options granted was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, interest rates, dividend yields, and the term of the option.

Accruals for research and development expenses and clinical trials

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the three months ended September 30, 2023, and 2022, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023 filed with the Securities and Exchange Commission on September 18, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K except as noted below.

We are not currently in compliance with the continued listing requirements for The Nasdaq Capital Market. If we do not regain compliance and continue to meet the continued listing requirements, our common stock may be delisted from The Nasdaq Capital Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

Our common stock is listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement”).

On September 20, 2023, the Nasdaq Staff notified us that we did not comply with the Stockholders’ Equity Requirement (the “Notice”). Pursuant to the Notice, Nasdaq has given us until November 6, 2023 to submit to Nasdaq a plan to regain compliance. If our plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance. The Notice has no immediate effect on the listing of our common stock and our common stock continues to trade on The Nasdaq Capital Market under the symbol “KTRA,” subject to our compliance with the other continued listing requirements.

We will continue to monitor our stockholders’ equity and may, if appropriate, consider implementing available options to regain compliance with the Stockholders’ Equity Requirement. There can be no assurance that we will be able to regain compliance with the Stockholders’ Equity Requirement or maintain compliance even if we implement an option that regains our compliance.

If we fail to regain compliance with the Stockholders’ Equity Requirement or to meet the other applicable continued listing requirements for The Nasdaq Capital Market in the future, our common stock may be delisted and trade on the OTC Markets Group Inc. or other small trading markets, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock as well as reduce our ability to raise additional capital. In addition, if our common stock is delisted from Nasdaq and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions).

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates, and the war between Ukraine and Russia which began in February 2022, and Israel and Hamas, which began in October 2023 and which threatens to spread to other Middle Eastern countries. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, future results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Sales Agreement, dated September 19, 2023, by and between A.G.P./Alliance Global Partners and Kintara Therapeutics, Inc. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on September 19, 2023).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kintara Therapeutics, Inc.

Date: November 13, 2023	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)