Form 10-Q
period 2023-12-31
Kintara Therapeutics, Inc.
filed 2024-02-14
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Number of shares of common stock outstanding as of February 12, 2024 was 39,037,899.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the six months ended December 31, 2023

(expressed in US dollars unless otherwise noted)

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Balance Sheets

(In thousands, except par value amounts)

		December 31, 2023	June 30, 2023
	Note	$	$
		(unaudited)
Assets
Current assets
Cash and cash equivalents		658	1,535
Subscriptions receivable	7	103	—
Prepaid expenses, taxes and other receivables		311	660
Clinical trial deposit	3	114	1,075
Total current assets		1,186	3,270
Property and equipment, net	5	699	709
Total assets		1,885	3,979
Liabilities
Current liabilities
Accounts payable and accrued liabilities		1,722	2,784
Related party payables	6	148	298
Total current liabilities		1,870	3,082
Milestone payment liability	9	179	166
Total liabilities		2,049	3,248
Stockholders' equity
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at December 31, 2023 (June 30, 2023 – 279)	7	279	279
14 Series C shares at December 31, 2023 (June 30, 2023 – 14)	7	9,973	10,366
Common stock
Authorized
75,000 shares at December 31, 2023 (June 30, 2023 - 75,000), $0.001 par value
Issued and outstanding
10,167 issued at December 31, 2023 (June 30, 2023 – 1,692)	7	10	2
Additional paid-in capital	7	145,090	141,438
Accumulated deficit		(155,537)	(151,375)
Accumulated other comprehensive income		21	21
Total stockholders’ equity		(164)	731
Total liabilities and stockholders’ equity		1,885	3,979
Nature of operations, corporate history, going concern and management plans (note 1)
Subsequent events (note 10)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

		Three months ended December 31,		Six months ended December 31,
	Note	2023	2022	2023	2022
Expenses
Research and development		$111	$2,059	$1,970	$5,230
General and administrative		908	1,440	2,011	2,915
		(1,019)	(3,499)	(3,981)	(8,145)
Other income (loss)
Foreign exchange		(6)	0	(8)	11
Interest, net		2	45	4	84
		(4)	45	(4)	95
Net loss for the period		(1,023)	(3,454)	(3,985)	(8,050)
Computation of basic loss per share
Net loss for the period		(1,023)	(3,454)	(3,985)	(8,050)
Series A Preferred cash dividend	7	(2)	(2)	(4)	(4)
Series C Preferred stock dividend	7	—	—	(173)	(362)
Net loss for the period attributable to common stockholders		$(1,025)	$(3,456)	$(4,162)	$(8,416)
Basic and fully diluted loss per share		$(0.24)	$(2.10)	$(1.37)	$(5.42)
Basic and fully diluted weighted average number of shares		4,337	1,643	3,027	1,554

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

For the six months ended December 31, 2023

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total stockholders' equity (deficiency) $
Balance - June 30, 2023	1,692	2	141,438	21	10,645	(151,375)	731
Issuance of shares on vesting of restricted stock units	4	—	—	—	—	—	—
Conversion of Series C Preferred stock to common stock	1	—	37	—	(37)	—	—
Stock option expense	—	—	160	—	—	—	160
Restricted stock unit expense	—	—	47	—	—	—	47
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series C Preferred stock dividend	49	—	173	—	—	(173)	—
Loss for the period	—	—	—	—	—	(2,962)	(2,962)
Balance - September 30, 2023	1,746	2	141,855	21	10,608	(154,512)	(2,026)

Issuance of shares pursuant to equity line - net of issue costs	400	—	105	—	—	—	105
Issuance of shares pursuant to ATM - net of issue costs	8,013	8	2,571	—	—	—	2,579
Conversion of Series C Preferred stock to common stock	8	—	356	—	(356)	—	—
Stock option expense	—	—	165	—	—	—	165
Restricted stock unit expense	—	—	38	—	—	—	38
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Loss for the period	—	—	—	—	—	(1,023)	(1,023)
Balance - December 31, 2023	10,167	10	145,090	21	10,252	(155,537)	(164)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

For the six months ended December 31, 2022

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total stockholders' equity $
Balance - June 30, 2022	1,311	66	135,510	21	12,554	(136,356)	11,795
Issuance of shares - net of issue costs	262	13	1,890	—	—	—	1,903
Stock option expense	—	—	518	—	—	—	518
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series C Preferred stock dividend	43	2	360	—	—	(362)	—
Loss for the period	—	—	—	—	—	(4,596)	(4,596)
Balance - September 30, 2022	1,616	81	138,278	21	12,554	(141,316)	9,618

Conversion of Series C Preferred stock to common stock	42	—	1,778	—	(1,778)	—	—
Additional shares issued on reverse stock split	15	—	—	—	—	—	—
Stock option expense	—	—	436	—	—	—	436
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Loss for the period	—	—	—	—	—	(3,454)	(3,454)
Balance - December 31, 2022	1,673	81	140,492	21	10,776	(144,772)	6,598

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(In thousands)

		Six months ended December 31,
		2023	2022
	Note	$	$
Cash flows from operating activities
Loss for the period		(3,985)	(8,050)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of clinical trial deposit	3	—	1,075
Depreciation of property and equipment	5	30	30
Change in fair value of milestone liability		13	(83)
Stock option expense	7	325	954
Restricted stock unit expense	7	85	—
Changes in operating assets and liabilities
Prepaid expenses, taxes and other receivables		349	(48)
Clinical trial deposit		961	(1,700)
Accounts payable and accrued liabilities		(1,062)	(535)
Related party payables		(150)	(173)
Net cash used in operating activities		(3,434)	(8,530)
Cash flows from investing activities
Purchase of equipment	5	(20)	(232)
Net cash used in investing activities		(20)	(232)
Cash flows from financing activities
Net proceeds from the issuance of shares - equity line	7	105	1,860
Net proceeds from the issuance of shares - ATM	7	2,476	—
Series A Preferred cash dividend	6	(4)	(4)
Net cash provided by financing activities		2,577	1,856
Decrease in cash and cash equivalents		(877)	(6,906)
Cash and cash equivalents – beginning of period		1,535	11,780
Cash and cash equivalents – end of period		658	4,874
Supplementary information (note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

December 31, 2023

(expressed in US dollars and in thousands, except par value and per share amounts, unless otherwise noted)

1 Nature of operations, corporate history, and going concern and management plans

Nature of operations

Kintara Therapeutics, Inc. (the “Company”) is a clinical-stage drug development company with a focus on the development of novel cancer therapies for patients with unmet medical needs. The Company is developing one late-stage therapeutic - REM-001 for cutaneous metastatic breast cancer (“CMBC”). In order to accelerate the Company’s development timelines, it leverages existing preclinical and clinical data from a wide range of sources. The Company may seek marketing partnerships in order to potentially offset clinical costs and to generate future royalty revenue from approved indications of its current and future product candidates.

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

For the six months ended December 31, 2023, the Company reported a loss of $3,985 and a negative cash flow from operations of $3,434. The Company had an accumulated deficit of $155,537 and had cash and cash equivalents of $658 as of December 31, 2023. The Company is in the clinical stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidate is commercialized, or partnered, which may not ever occur. On August 2, 2022, the Company entered into a stock purchase agreement under which the Company has issued 662 shares of common stock for $2,008 in net proceeds as of December 31, 2023. In addition, on June 28, 2023, the Company announced that it had been awarded approximately $2.0 million in grant funding to be received over a two-year period for its REM-001 project. During the six months ended December 31, 2023, the Company issued an additional 8,013 shares of common stock for net proceeds of $2,579 from its at-the-market (“ATM”) facility, and announced that it is suspending the development of VAL-083. Even with the proceeds from the grant funding, the stock purchase financing, and the ATM sales, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these condensed consolidated interim financial statements.

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. Management plans to continue to pursue opportunities to secure the necessary financing through the issue of new equity, including its ATM facility, debt, and/or entering into strategic partnership arrangements. However, the Company’s ability to raise additional capital could be affected by various risks and uncertainties including, but not limited to, global unrest. The Company may not be able to raise sufficient additional capital and may need to tailor its drug candidate development programs based on the amount of funding the Company is able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

These condensed consolidated interim financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

2 Significant accounting policies

Reverse stock split

On November 10, 2022, the Company filed a Certificate of Change to the Company’s Articles of Incorporation, as amended, in order to effectuate a 1:50 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding common stock as well as its authorized shares of common stock. As a result of the Reverse Stock Split, every 50 shares of issued and outstanding common stock were converted into one share of common stock with a proportionate reduction in the Company's authorized shares of common stock. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole post-Reverse Stock Split share. The Reverse Stock Split did not change the par value of the Company's common stock. All outstanding securities entitling their holders to acquire shares of common stock were adjusted as a result of the Reverse Stock Split. All common share and per share data are retrospectively restated to give effect to the Reverse Stock Split for all periods presented herein.

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

Unaudited interim financial data

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the June 30, 2023, audited consolidated financial statements of the Company included in the Company’s Form 10-K filed with the SEC on September 18, 2023. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for six months ended December 31, 2023, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024, or for any other future annual or interim period.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets, and contingent liabilities as at the end of, or during, the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the valuation of equity instruments issued for services, milestone payment liability, and clinical trial accruals. Further details of the nature of these assumptions and conditions may be found in the relevant notes to these condensed consolidated interim financial statements.

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the six-month periods ended December 31, 2023, and 2022, diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, restricted stock units, and convertible preferred shares is anti-dilutive. As of December 31, 2023, potential common shares of 700 (2022 – 714) related to outstanding common share warrants, 42 (2022 – 42) related to outstanding

Series C preferred stock warrants, 237 (2022 – 241) related to stock options, 66 (2022 - nil) related to restricted stock units, and 235 (2022 – 244) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

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

3 Clinical trial deposit

In October 2020, the Company announced that it had entered into a final agreement with a contract research organization (“CRO”) for the management of the Company’s registrational study of VAL-083 for glioblastoma. Under the agreement, the Company supplied the drug for the study and the CRO managed all operational aspects of the study including site activation and patient enrollment. The Company was required to make certain payments under the agreement related to patient enrollment milestones. For the three and six months ended December 31, 2023, the Company has recognized a recovery of $512 (2022 - $1,075 expense) and an expense of $563 (2022 - $1,075), respectively, for this study in relation to clinical site initiation and patient enrollment.

On October 31, 2023, the Company announced that preliminary topline results from this registrational study for VAL-083 did not perform better than the current standards of care in glioblastoma. As a result, the Company announced that it has terminated the development of VAL-083. In the six months ended December 31, 2023, the remaining deposit of $1,075 was offset against amounts owing to the CRO and the agreement with the CRO was terminated with an additional final cost of $1,000, of which $600 was paid at December 31, 2023, and $400 was paid subsequent to December 31, 2023.

In the six months ended December 31, 2023, the Company paid $114 as a deposit with a CRO for the management of the Company’s 15-patient study of REM-001 for cutaneous metastatic breast cancer (“CMBC”).

4 Clinical trials grant

Effective July 1, 2023, the Company was awarded a $2,000 Small Business Innovation Research grant from the National Institutes of Health ("NIH") to support the clinical development of REM-001 for the treatment of cutaneous metastatic breast cancer. The grant will be received in two tranches: approximately $1,250 for the period July 1, 2023, to June 30, 2024, and approximately $750 for the period July 1, 2024, to June 30, 2025. As a result of receiving the grant, the REM-001, 15-patient clinical trial will be re-started. The grant is expended to the Company as a reimbursement of expenditures incurred. During the three and six months ended December 31, 2023, the Company received $197 (2022 - nil) and $210 (2022 - nil), respectively, for grants received against research and development expenditures in the period.

The grant is subject to various performance conditions and funding risk where the financial conditions of the NIH may change from time to time. The Company recognizes the grant only to the extent there is reasonable assurance the grant will be funded to the Company.

5 Property and equipment, net

$ (thousands)
Balance, June 30, 2023	709
Additions	20
Depreciation	(30)
Balance, December 31, 2023	699

At December 31, 2023, the total capitalized cost of property and equipment was $879 (June 30, 2023 - $859), of which $699 is not in use. The Company has recognized $30 in depreciation expense, respectively, for each of the six months ended December 31, 2023, and 2022, on equipment in use.

6 Related party transactions

Valent Technologies, LLC Agreements

On November 20, 2023, Dr. Brown was terminated from his position as the Company’s Chief Scientific Officer as a result of cost-cutting measures adopted by the Company; he remains a consultant to the Company. Dr. Brown is a principal of Valent Technologies, LLC (“Valent”) and as a result Valent is a related party to the Company.

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

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $279 (including aggregate accrued interest to September 30, 2014, of $29), issued to Valent by Del Mar (BC), for 279 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For the three and six months ended December 31, 2023, the Company recorded $2 (2022 - $2) and $4 (2022 - $4), respectively, related to the dividends paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

Related party payables

As of December 31, 2023, there is an aggregate amount of $148 (June 30, 2023 - $298) payable to the Company’s officers and directors for fees, expenses, and accrued bonuses and other liabilities.

7 Stockholders’ equity

Preferred stock

Series C Preferred Stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2023	14,208	10,366
Conversion of Series C Preferred stock to common stock	(540)	(393)
Balance – December 31, 2023	13,668	9,973

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

The Series C Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock is pari passu in liquidation to the Company’s Series A Preferred Stock. The liquidation value of the Series C Preferred Stock at December 31, 2023, is the stated value of $9,973 (June 30, 2023 - $10,366).

The Company’s Series C Preferred Stock outstanding, conversion shares, and aggregate dividends as of December 31, 2023, are as follows:

Series	Number	Conversion price $	Number of conversion shares (in thousands)	Dividend Shares (in thousands)
Series 1	10,925	58.00	188	151
Series 2	898	60.70	15	10
Series 3	1,845	57.50	32	24
	13,668		235	185

Series C Dividends	Dividend Shares (in thousands)
10% - August 19, 2021 (actual)	34
15% - August 19, 2022 (actual)	43
20% - August 19, 2023 (actual)	49
25% - August 19, 2024 (estimated)	59
185

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

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock is pari passu in liquidation to the Company’s Series C Preferred Stock. The liquidation value of the Series A Preferred stock at December 31, 2023, is its stated value of $279 (June 30, 2023 - $279).

There was no change to the Series A Preferred stock for the six months ended December 31, 2023, or 2022.

Common stock

Common stock issuances during the six months ended December 31, 2023

On September 19, 2023, the Company entered into a Sales Agreement, (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of common stock having an aggregate offering price of up to $2.85 million (the “ATM Facility”), subsequently increased to $10.9 million on December 18, 2023. From October 31, 2023, until December 31, 2023, the Company raised $2,579 in net proceeds, after deducting share issuance costs of $97, from the sale of 8,013 shares of its common stock at a weighted average price of $0.33 per share under the ATM Facility. As of December 31, 2023, the Company has collected net proceeds of $2.5 million for the issuance of 7,430 shares of common stock and the remaining $103 million of net proceeds for the issuance of 581 shares of common stock are recorded as subscriptions receivable.

During the six months ended December 31, 2023, the Company sold 400 shares of common stock at a weighted average price of $0.23 per share for total net proceeds of approximately $105 under the Purchase Agreement with Lincoln Park.

During the six months ended December 31, 2023, the Company issued 4 shares of common stock on vesting of restricted stock units during the period.

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

During the six months ended December 31, 2023, the Company received stockholder approval to issue 20% or more of its outstanding shares as of the date the Company entered into the Purchase Agreement with Lincoln Park. The Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement.

During the six months ended December 31, 2022, the Company sold 229 shares of common stock for total net proceeds of approximately $1,903 under this Purchase Agreement.

2017 Omnibus Incentive Plan

As subsequently approved by the Company’s stockholders at an annual meeting of stockholders, on April 11, 2018, the Company’s board of directors approved the adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”), as amended. The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) as well as a Restricted Stock Unit ("RSU") award under the 2017 Plan. As approved by the Company’s stockholders on June 21, 2022, the number of common shares available under the 2017 Plan as of December 31, 2023, is 440 shares, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”), or that are subject to grants of stock options made, or that may be made, under the Legacy Plan, or that have been previously exercised.

The following table sets forth the aggregate information on all equity compensation plans as of December 31, 2023:

Plan (in thousands, except per share amounts)	Number of shares of common stock to be issued upon exercise of outstanding stock options and rights (a)	Weighted-average exercise price of stock options and rights $	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders - 2017 Plan(1)	236	21.16	129
Equity compensation plans not approved by security holders - Del Mar (BC) 2013 Amended and Restated Stock Option Plan	1	2,175.08	—
Totals	237	32.92	129

(1) The Del Mar (BC) 2013 Amended and Restated Stock Option Plan refers to the Company’s previous equity compensation plan.

(2) The balance of 91 shares of common stock available for issuance under the 2017 Plan as of December 31, 2023, is net of stock options previously exercised.

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

Stock options

During the six months ended December 31, 2023, a total of 89 stock options to purchase shares of common stock at an exercise price of $4.655 per share were granted to directors and officers of the Company. The 26 options granted to non-employee directors vest pro rata monthly over 12 months commencing on December 31, 2023. The remaining 63 options granted to executive officers, employees and consultants vest as to 25% on the first anniversary of grant with the remaining portion vesting pro rata monthly thereafter over 36 months. All of the options to purchase shares of common stock granted have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

The following table sets forth changes in stock options outstanding under all plans:

	Number of stock options outstanding (in thousands)	Weighted average exercise price
Balance – June 30, 2023	198	51.71
Granted	89	4.66
Expired	(19)	140.20
Forfeited	(31)	8.26
Balance – December 31, 2023	237	32.92

The following table summarizes stock options outstanding and exercisable under all plans at December 31, 2023:

Exercise price $	Number Outstanding at December 31, 2023 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at December 31, 2023 (in thousands)
4.66	79	9.67	8
6.04	9	9.14	—
8.79	39	7.63	16
12.75 to 16.25	6	8.78	6
30.50 to 48.00	80	7.14	47
62.00 to 68.50	14	6.81	14
85.00	9	5.43	9
304.95 to 2,660.00	1	2.33	1
	237		101

Stock options granted during the six months ended December 31, 2023, have been valued using a Black-Scholes pricing model with the following assumptions:

December 31, 2023
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

The Company has recognized the following amounts as stock option expense for the periods noted (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2023 $	2022 $	2023 $	2022 $
Research and development	24	134	93	274
General and administrative	141	302	232	680
	165	436	325	954

All of the stock option expense for the periods ended December 31, 2023, and 2022, has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding as well as stock options exercisable was nil as of December 31, 2023, and 2022, respectively. As of December 31, 2023, there was $603 in unrecognized compensation expense that will be recognized over the next 2.36 years.

The following table sets forth changes in unvested stock options under all plans:

	Number of Options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2023	118	24.12
Granted	89	4.66
Vested	(40)	19.68
Forfeited	(31)	8.26
Unvested at December 31, 2023	136	16.33

The aggregate intrinsic value of unvested stock options at December 31, 2023, was nil (2022 - nil). The unvested stock options have a remaining weighted average contractual term of 9.00 years (2022 – 9.18).

Restricted stock units

During the six months ended December 31, 2023, the Company recognized a total of $85 (2022 - nil) in compensation expense related to RSUs.

Number of RSU (in thousands)
Balance – June 30, 2023	78
Issuance of restricted stock units	—
Vesting of restricted stock units	(4)
Forfeiture of restricted stock units	(8)
Balance – December 31, 2023	66

Common stock warrants

The following table sets forth changes in outstanding common stock warrants:

	Number of Warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2023	713	43.55
Expiry of warrants issued for services	(13)	89.80
Balance – December 31, 2023	700	43.12

The following table summarizes the Company’s outstanding common stock warrants as of December 31, 2023:

Description of warrants	Number (in thousands)	Exercise price $	Expiry date

2022 April Investor warrants	325	20.50	April 14, 2027
2022 Investor warrants	240	62.50	March 28, 2025
2020 Investor warrants	65	50.00	August 16, 2024
2019 Investor warrants	15	155.00	June 5, 2024
NBTS Warrants	3	54.50	June 19, 2025
Warrants issued for services	7	32.00 to 137.50	January 7, 2024 to February 25, 2024
2022 April Agent warrants	32	33.12	October 14, 2026
2022 Agent warrants	12	78.12	March 28, 2025
2019 Agent warrants	1	193.75	June 3, 2024
	700

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

The following table sets forth changes in outstanding Series C Agent Warrants:

	Balance June 30, 2023	Number of Warrants Issued	Number of Warrants Exercised	Balance, December 31, 2023	Conversion price $
Preferred Series C-1 Agent Warrants	1,929	—	—	1,929	58.00
Preferred Series C-2 Agent Warrants	219	—	—	219	60.70
Preferred Series C-3 Agent Warrants	296	—	—	296	57.50
	2,444	—	—	2,444

The following table summarizes the Company’s outstanding Series C Agent Warrants as of December 31, 2023:

Series C Agent Warrants	Number	Conversion price $	Number of conversion shares (in thousands)	Cumulative common stock dividends (in thousands)
Series 1	1,929	58.00	33	23
Series 2	219	60.70	4	3
Series 3	296	57.50	5	4
	2,444		42	30

8 Supplementary statement of cash flows information

The Company incurred the following non-cash investing and financing transactions (in thousands):

	Six months ended December 31,
	2023 $	2022 $
Series C Preferred Stock common stock dividend (note 7)	173	362
Non-cash issue costs (note 7)	—	289
Subscriptions receivable (note 7)	103	—
Equipment additions reclassified from prepaid expenses	—	447
Income taxes paid	—	—
Interest paid	—	—

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. As of December 31, 2023, the Company’s milestone payment liability was measured using level 3 inputs. The milestone payment liability relates to contingent milestone payments for the REM-001 program that was acquired in the Adgero merger (note 1).

	December 31, 2023
Liability	Level 1	Level 2	Level 3
Milestone payment liability	—	—	179

$ (in thousands)
Balance – June 30, 2023	166
Change in fair value estimate	13
Balance – December 31, 2023	179

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, and related party payables. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

10 Subsequent events

The Company has evaluated its subsequent events from December 31, 2023, through the date these condensed consolidated interim financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated interim financial statements other than the items noted below.

Proceeds from the Company’s At-The-Market (“ATM”) facility

From January 1, 2024 until February 12, 2024, the Company raised $6,108 in net proceeds from the sale of 28,870 shares of its common stock under the ATM Facility.

Final CRO payment

On January 9, 2024, the Company paid $400 pursuant to the termination agreement with the CRO (Note 3).

Initiation of REM-001 Clinical Study

On February 12, 2024, the Company announced the initiation of a REM-001 15-patient clinical trial in CMBC patients.

Opt-Out Notice to Valent for VAL-083

On February 13, 2024, the Company sent an Opt-Out Notice to Valent under the Valent Assignment Agreement whereby the Company assigned all rights, title, and interest in and to the patents for VAL-083 to Valent. As a result, the Company granted Valent a non-exclusive, fully-paid, royalty-free, perpetual, worldwide and non-transferable license, subject to limited exceptions. The Company is entitled to receive royalties from Valent’s subsequent commercialization equal to 5% of Valent Net Sales (as defined in the Valent Assignment Agreement).

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

You should review the factors and risks we describe under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023, and in our other filings with the Securities and Exchange Commission (the “SEC”), available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

All amounts are expressed in US dollars and in thousands, except par value and per share amounts, unless otherwise noted.

Background

Kintara Therapeutics, Inc. is a clinical stage, biopharmaceutical company focused on the development and commercialization of new cancer therapies.

We are the parent company of Del Mar (BC), a British Columbia, Canada corporation, and Adgero Biopharmaceuticals Holdings, Inc., a Delaware Corporation (“Adgero”). We are also the parent company to 0959454 B.C. Ltd. (“Callco”) and 0959456 B.C. Ltd. (“Exchangeco”), which are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the Reverse Acquisition that occurred in 2013.

References to “we,” “us,” and “our,” refer to Kintara and our wholly-owned subsidiaries, Del Mar Pharmaceuticals (BC) Ltd. (“Del Mar (BC)”), Adgero, Adgero Biopharmaceuticals, Inc. (“Adgero Bio”), Callco, and Exchangeco.

We are dedicated to the development of novel cancer therapies for patients with unmet medical needs. Our mission is to benefit patients by developing and commercializing anti-cancer therapies for patients whose solid tumors exhibit features that make them resistant to, or unlikely to respond to, currently available therapies, with particular focus on orphan cancer indications.

Our lead candidate is REM-001, a late-stage photodynamic therapy (“PDT”) for the treatment of cutaneous metastatic breast cancer (“CMBC”). PDT is a treatment that uses light sensitive compounds, or photosensitizers, that, when exposed to specific wavelengths of light, act as a catalyst to produce a form of reactive oxygen that induces local tumor cell death.

Recent Events

•
Effective July 1, 2023, we were awarded a $2.0 million grant from the National Institutes of Health (“NIH”) to be received over a two-year period as expenses are incurred. The grant from the NIH will fund the majority of expenses related to the REM-001 CMBC 15-patient clinical study.
•
On September 20, 2023, the Nasdaq Staff notified us that we did not comply with the Stockholders’ Equity Requirement (the “Notice”). Pursuant to the Notice, we submitted a plan to regain compliance and received an extension of 180 calendar days from the date of the Notice, or March 18, 2024, to evidence compliance and to maintain compliance through December 31, 2024. The Notice has no immediate effect on the listing of our common stock and our common stock continues to trade on The Nasdaq Capital Market under the symbol “KTRA,” subject to our compliance with the other continued listing requirements.
•
On October 31, 2023, we announced preliminary topline results for VAL-083, a DNA-targeting agent intended to treat drug-resistant solid tumors such as glioblastoma (“GBM”) and potentially other smaller tumors, from the Glioblastoma Adaptive Global Innovative Learning Environment (“GBM AGILE”) study. VAL-083 did not perform better than the current standards of care in glioblastoma and the preliminary safety data was similar to that of the current standards of care used to treat glioblastoma. As a result, we terminated the development of VAL-083 and have turned our focus to our REM-001 program.

•
On December 13, 2023, the Nasdaq staff notified us that we did not comply with the Minimum Bid Price Requirement (the “Bid Price Notice”). Pursuant to the Bid Price Notice, we have 180 calendar days from the date of the Bid Price Notice, or June 10, 2024, to regain compliance for a minimum of ten consecutive business days.
•
In December 2023, we announced that our Board of Directors has initiated a process to explore and review a range of strategic alternatives focused on maximizing stockholder value.
•
On February 12, 2024, we announced the initiation of an open label 15-patient study in CMBC patients which is evaluating REM-001 (the “REM-001 Study”), a second-generation PDT photosensitizer agent, and is designed to test the 0.8 mg dose as well as optimize the study design in advance of a Phase 3 trial initiation. The primary endpoint in the study is Best Overall Objective Response Rate (“bORR”) (complete response or partial response) of the target treatment fields at any time from treatment up to, and including, week 24. The majority of the costs to run this study will be covered by the $2.0 million Small Business Innovation Research grant Kintara was awarded from the NIH.

Upcoming Clinical Milestones

As a result of receiving the NIH grant, we re-initiated our REM-001 program and we expect to start enrolling patients in the REM-001 Study in the first quarter of calendar year 2024.

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

As a result of our review of the historical data, we submitted questions to the U.S. Food and Drug Administration (“FDA”) under a Type C format to review the technology and results and determine the anticipated requirements for regulatory approval. On March 3, 2017, we received the FDA’s written response to these questions. Based on that response, we have successfully manufactured REM-001 and developed light delivery devices for our planned 15-patient Phase 2 study. We received a Study May Proceed letter from the FDA for our 15-patient study on August 9, 2022.

On October 19, 2022, we announced that the REM-001 program in CMBC was paused to conserve cash which will be used to support the funding of the GBM AGILE Study. Effective July 1, 2023, the Company was awarded a two-year $2,000 Small Business Innovation Research grant from the National Institutes of Health to support the clinical development of REM-001 for the treatment of CMBC. The grant will be received in tranches of approximately $1,250 for the period July 1, 2023, to June 30, 2024, and approximately $750 for the period July 1, 2024, to June 30, 2025. As a result of receiving the grant, we have re-initiated the REM-001 program and we expect to start enrolling patients in the REM-001 Study in the first quarter of calendar year 2024.

REM-001 Regulatory Filings

On August 9, 2022, we announced that we received a Study May Proceed letter from the FDA to begin our 15-patient study evaluating REM-001 PDT for the treatment of CMBC. The FDA has granted us Fast Track Designation (“FTD”) for REM-001 in CMBC.

VAL-083

On October 31, 2023, we announced preliminary topline results for VAL-083 from the GBM AGILE study. VAL-083 did not perform better than the current standards of care in glioblastoma and the preliminary safety data was similar to that of the current standards of care used to treat glioblastoma. As a result, we terminated the development of VAL-083. On February 13, 2024, we sent an Opt-Out Notice to Valent under the Valent Assignment Agreement whereby we assigned all rights, title, and interest in and to the patents for VAL-083 to Valent. As a result, we granted Valent a non-exclusive, fully-paid, royalty-free, perpetual, worldwide and non-transferable license, subject to limited exceptions. We are entitled to receive royalties from Valent’s subsequent commercialization of VAL-083 equal to 5% of Valent Net Sales (as defined in the Valent Assignment Agreement).

Corporate History

We are a Nevada corporation formed on June 24, 2009, under the name Berry Only Inc. On January 25, 2013, we entered into and closed an exchange agreement (the “Exchange Agreement”), with Del Mar (BC), Callco, and Exchangeco and the security holders of Del Mar (BC). Upon completion of the Exchange Agreement, Del Mar (BC) became a wholly-owned subsidiary of ours (the “Reverse Acquisition”).

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

Outstanding Securities

As of February 12, 2024, we had 39,038 shares of common stock issued and outstanding, outstanding warrants to purchase 700 shares of common stock, warrants to purchase 2,444 shares of our Series C Preferred Stock that upon exercise are convertible into 42 shares of common stock, outstanding stock options to purchase 237 shares of common stock, 66 restricted stock units, and 13,668 outstanding shares Series C Preferred Stock that are convertible into 235 shares of common stock. All common stock warrants, stock options, and restricted stock units are convertible, or exercisable into, one share of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $58.00 per share (Series C-1), $60.70 per share (Series C-2) or $57.50 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at December 31, 2023, and June 30, 2023, is the US$. The following tables represent selected financial information for us for the periods presented. All amounts in the remainder of this MD&A are expressed in thousands, except par value and per share amounts, unless otherwise noted.

Selected Balance Sheet Data

	December 31, 2023 $	June 30, 2023 $
	(in thousands)
Cash and cash equivalents	658	1,535
Working capital	(684)	188
Total assets	1,885	3,979
Total stockholders’ equity	(164)	731

Selected Statement of Operations Data

For the three months ended

	December 31, 2023	December 31, 2022
	$	$
	(in thousands, except per share data)
Expenses
Research and development	111	2,059
General and administrative	908	1,440
	(1,019)	(3,499)
Other income (loss)
Foreign exchange	(6)	—
Interest, net	2	45
	(4)	45
Net loss for the period	(1,023)	(3,454)
Series A Preferred cash dividend	(2)	(2)
Series C Preferred stock dividend	—	—
Net loss for the period attributable to common stockholders	(1,025)	(3,456)
Basic and fully diluted weighted average number of shares	4,337	1,643
Basic and fully diluted loss per share	(0.24)	(2.10)

For the six months ended

	December 31, 2023	December 31, 2022
	$	$
	(in thousands, except per share data)
Expenses
Research and development	1,970	5,230
General and administrative	2,011	2,915
	(3,981)	(8,145)
Other income
Foreign exchange	(8)	11
Interest, net	4	84
	(4)	95
Net loss for the period	(3,985)	(8,050)
Series A Preferred cash dividend	(4)	(4)
Series C Preferred stock dividend	(173)	(362)
Net loss for the period attributable to common stockholders	(4,162)	(8,416)
Basic and fully diluted weighted average number of shares	3,027	1,554
Basic and fully diluted loss per share	(1.37)	(5.42)

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

For the three months ended

	December 31, 2023	December 31, 2022
	$	$
	(in thousands)
Research and development – GAAP	111	2,059
Less: non-cash, share-based compensation expense	(23)	(134)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	88	1,925
General and administrative – GAAP	908	1,440
Less: non-cash, share-based compensation expense	(180)	(302)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	728	1,138

For the six months ended

	December 31, 2023	December 31, 2022
	$	$
	(in thousands)
Research and development – GAAP	1,970	5,230
Less: non-cash, share-based compensation expense	(109)	(274)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	1,861	4,956
General and administrative – GAAP	2,011	2,915
Less: non-cash, share-based compensation expense	(301)	(680)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	1,710	2,235

Results of Operations

Comparison of the three months ended December 31, 2023, and December 31, 2022

	Three months ended
	December 31, 2023 $	December 31, 2022 $	Change $	Change %
	(in thousands)
Expenses
Research and development	111	2,059	(1,948)	(95)
General and administrative	908	1,440	(532)	(37)
	(1,019)	(3,499)	2,480
Other income (loss)
Foreign exchange	(6)	—	(6)	—
Interest, net	2	45	(43)	(96)
	(4)	45	(49)
Net loss	(1,023)	(3,454)	2,431

Research and Development

Research and development expenses decreased to $111 for the three months ended December 31, 2023, from $2,059 for the three months ended December 31, 2022. The decrease was largely attributable to lower clinical development costs and lower non-cash, share-based compensation expenses incurred during the three months ended December 31, 2023, compared to the three months ended December 31, 2022.

Clinical development costs have decreased in the current quarter compared to the same quarter in the prior fiscal year in part due to costs related to the GBM AGILE Study being lower in the three months ended December 31, 2023, compared to the three months ended December 31, 2022. In addition, on October 19, 2022, we announced that we had paused the REM-001 program in order to preserve cash for the development of VAL-083. On June 28, 2023, we announced the restart of the REM-001 program as a result of the awarding of a $2 million grant, however, REM-001 costs to restart the program are not expected to ramp up until the first calendar quarter of 2024. In addition, during the three months ended December 31, 2023, we received $198 (2022 - nil) in grant proceeds. Non-cash, share-based compensation expense decreased to $23 for the three months ended December 31, 2023, from $134 for the three months ended December 31, 2022.

General and Administrative

General and administrative expenses were $908 for the three months ended December 31, 2023, compared to $1,440 for the three months ended December 31, 2022. A significant portion of the decrease was a result of lower non-cash, share-based compensation expenses and a reduction in professional fees and personnel costs in the current three months compared to the same period in the prior fiscal year. Non-cash, share-based compensation expense decreased to $180 for the three months ended December 31, 2023, from $302 for the six months ended December 31, 2022, due to the recognition of higher compensation expense recognized during the three months ended December 31, 2022, for stock options granted in September 2021. Professional fees have decreased in the current quarter compared to the same quarter in the prior fiscal year largely due to a reduction in corporate activity. Personnel costs have decreased in the current quarter compared to the same quarter in the prior fiscal year largely due to a reduction in staff.

Preferred Share Dividends

For each of the three months ended December 31, 2023, and 2022, we recorded $2 related to the cash dividend payable to Valent on the Series A Preferred Stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

Comparison of the six months ended December 31, 2023, and December 31, 2022

	Six months ended
	December 31, 2023 $	December 31, 2022 $	Change $	Change %
	(in thousands)
Expenses
Research and development	1,970	5,230	(3,260)	(62)
General and administrative	2,011	2,915	(904)	(31)
	(3,981)	(8,145)	4,164
Other income (loss)
Foreign exchange	(8)	11	(19)	(173)
Interest, net	4	84	(80)	(95)
	(4)	95	(99)
Net loss	(3,985)	(8,050)	4,065

Research and Development

Research and development expenses decreased to $1,970 for the six months ended December 31, 2023, from $5,230 for the six months ended December 31, 2022. The decrease was largely attributable to lower clinical development costs and lower non-cash, share-based compensation expenses incurred during the six months ended December 31, 2023, compared to the six months ended December 31, 2022.

Clinical development costs have decreased in the current quarter compared to the same quarter in the prior fiscal year in part due to costs related to the GBM AGILE Study being lower in the six months ended December 31, 2023, compared to the six months ended December 31, 2022. In addition, on October 19, 2022, we announced that we had paused the REM-001 program in order to preserve cash for the development of VAL-083. On June 28, 2023, we announced the restart of the REM-001 program as a result of the awarding of a $2 million grant, however, REM-001 costs to restart the program are not expected to ramp up until the first calendar quarter of 2024. In addition, during the six months ended December 31, 2023, we received $210 (2022 - nil) in grant proceeds. Non-cash, share-based compensation expense decreased to $109 for the six months ended December 31, 2023, from $274 for the six months ended December 31, 2022.

General and Administrative

General and administrative expenses were $2,011 for the six months ended December 31, 2023, compared to $2,915 for the six months ended December 31, 2022. A significant portion of the decrease was a result of lower non-cash, share-based compensation expenses and a reduction in personnel costs in the current six months compared to the same period in the prior fiscal year. Non-cash, share-based compensation expense decreased to $301 for the six months ended December 31, 2023, from $680 for the six months ended December 31, 2022, due to the recognition of higher compensation expense recognized during the six months ended December 31, 2022, for stock options granted in September 2021. Personnel costs have decreased in the current quarter compared to the same quarter in the prior fiscal year largely due to a reduction in staff.

Preferred Share Dividends

For each of the six months ended December 31, 2023, and 2022, we recorded $4 related to the cash dividend payable to Valent on the Series A Preferred Stock. In addition, for the six months ended December 31, 2023, we recorded $173 (2022 - $362) related to the stock dividend payable to investors on the Series C Preferred Stock. The dividends have been recorded as a direct increase in accumulated deficit for both periods.

Liquidity and Capital Resources

Six months ended December 31, 2023, compared to the six months ended December 31, 2022

	December 31, 2023 $	December 31, 2022 $	Change $	Change %
	(in thousands)
Cash flows from operating activities	(3,434)	(8,530)	5,096	(60)
Cash flows from investing activities	(20)	(232)	212	100
Cash flows from financing activities	2,577	1,856	721	39

Operating Activities

Net cash used in operating activities was $3,434 for the six months ended December 31, 2023, compared to $8,530 for the six months ended December 31, 2022. During the six months ended December 31, 2023, and 2022, we reported net losses of $3,985 and $8,050, respectively. Adjustments to reconcile net loss to net cash used in operating activities for the six months ended December 31, 2023, included stock option expense of $325 being recognized during the current period compared to $954 in the same period in the prior fiscal year. In addition, during the six months ended December 31, 2023, non-cash expenses of $85 were incurred for restricted stock unit expense while no such items were incurred in the six months ended December 31, 2022. The most significant changes in working capital for the six months ended December 31, 2023, were related to the use of clinical trial deposit to settle clinical trial expenses of $961 and settlement of accounts payable and accrued liabilities of $1,062. The most significant changes in working capital for the six months ended December 31, 2022, was due to a payment of clinical trial deposit of $1,700 and settlement of accounts payable and accrued liabilities of $535.

Investing Activities

Net cash used in investing activities was $20 for the six months ended December 31, 2023, compared to $232 for the six months ended December 31, 2022, for the purchase of equipment.

Financing Activities

Net cash received from financing activities was $2,577 for the six months ended December 31, 2023, compared to $1,856 for the six months ended December 31, 2022. During the six months ended December 31, 2023, we received $2,476 in net proceeds from sales of shares under our ATM Facility (as defined herein) with A.G.P./Alliance Global Partners (“AGP”), $105 in net proceeds from the sale of shares under the stock purchase agreement, dated as of August 2, 2022, (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to a maximum of $20,000 of shares of the Company’s common stock, and $210 in clinical grant funding. During the six months ended December 31, 2022, we received $1,860 in net proceeds from the sale of shares under the Lincoln Park Purchase Agreement.

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

For the six months ended December 31, 2023, we reported a loss of $3,985 and a negative cash flow from operations of $3,434. We had an accumulated deficit of $155,537 and had cash and cash equivalents of $658 as of December 31, 2023. We are in the clinical stage and have not generated any revenues to date. We do not have the prospect of achieving revenues until such time that our product candidate is commercialized, or partnered, which may not ever occur. On August 2, 2022, we entered into the Purchase Agreement under which we received approximately $2,008 in net proceeds as of December 31, 2023, for the issuance of an aggregate of 662 shares of common stock under the Purchase Agreement. On October 9, 2023, we received stockholder approval to issue 20% or more of our outstanding shares as of the date we entered into the Purchase Agreement with Lincoln Park. In addition, on June 28, 2023, we announced that we had been awarded approximately $2.0 million in grant funding for our REM-001 project.

On September 19, 2023, we entered into a Sales Agreement, (the “Sales Agreement”) with AGP pursuant to which the Company may offer and sell, from time to time, through AGP, as sales agent and/or principal, shares of common stock having an aggregate offering price of up to $10.9 million (the “ATM Facility”). From October 31, 2023, until December 31, 2023, we raised $2,579 in net proceeds from the sale of 8,013 shares of our common stock under the ATM Facility. From January 1, 2024, to February 12, 2024, we raised an additional $6,108 in net proceeds from the sale of 28,870 shares of our common stock under the ATM Facility.

Even with the proceeds from the grant funding, the stock purchase financing, and the ATM sales, we will require significant additional funding to maintain our clinical trials, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of these condensed consolidated financial statements.

Consequently, management is pursuing various financing alternatives to fund our operations in the short and long term and so we can continue as a going concern. In addition, we have initiated a process to explore and review a range of strategic alternatives focused on maximizing shareholder value. Management plans to secure the necessary financing through potential additional proceeds from our Purchase Agreement with Lincoln Park, the ATM Facility, grant funding, and the issue of new equity and/or the entering into of strategic partnership arrangements. Our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2023, contained in our Annual Report on Form 10-K filed with the SEC on September 18, 2023. While all of the significant accounting policies are important to our consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

• Fair value of financial instruments

• Accruals for research and development expenses and clinical trials

Fair value of financial instruments

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. Prior to our adoption of Accounting Standards Update 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period. For the six months ended December 31, 2023, and 2022, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For the six months ended December 31, 2023, and 2022, we utilized the plain vanilla method to determine the expected life of stock options. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

For the six months ended December 31, 2023, and 2022, we issued stock options to our officers. The determination of grant-date fair value for options granted was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, interest rates, dividend yields, and the term of the option.

Accruals for research and development expenses and clinical trials

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the six months ended December 31, 2023, and 2022, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023 filed with the SEC on September 18, 2023 and our Quarterly Report on Form 10-Q filed with the SEC on November 13, 2023 (the “Prior 10-Q”), which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K and in our Prior 10-Q except as noted below.

We are not currently in compliance with the continued listing requirements for The Nasdaq Capital Market. If we do not regain compliance and continue to meet the continued listing requirements, our common stock may be delisted from The Nasdaq Capital Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

Our common stock is listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, the minimum stockholders’ equity and minimum bid price requirements for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement”). Nasdaq Listing Rule 5550(a)(2) requires companies listed on The Nasdaq Capital Market to maintain a minimum bid price of $1 per share (the “Minimum Bid Price Requirement”).

On September 20, 2023, the Nasdaq Staff notified us that we did not comply with the Stockholders’ Equity Requirement (the “Notice”). Pursuant to the Notice, we submitted a plan to regain compliance on November 6, 2023, and received an extension of 180 calendar days from the date of the Notice, or March 18, 2024, to evidence compliance. The Notice has no immediate effect on the listing of our common stock and our common stock continues to trade on The Nasdaq Capital Market under the symbol “KTRA,” subject to our compliance with the other continued listing requirements.

On December 13, 2023, the Nasdaq staff notified us that we did not comply with the Minimum Bid Price Requirement (the “Bid Price Notice”). Pursuant to the Bid Price Notice, we have 180 calendar days from the date of the Bid Price Notice, or June 10, 2024, to regain compliance for a minimum of ten consecutive business days.

We will continue to monitor our stockholders’ equity and bid price and may, if appropriate, consider implementing available options to regain compliance with the Stockholders’ Equity Requirement and the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Stockholders’ Equity Requirement or the Minimum Bid Price Requirement or maintain compliance even if we implement an option that regains our compliance.

If we fail to regain compliance with the Stockholders’ Equity Requirement or the Minimum Bid Price Requirement, or to meet the other applicable continued listing requirements for The Nasdaq Capital Market in the future, our common stock may be delisted and trade on the OTC Markets Group Inc. or other small trading markets, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock as well as reduce our ability to raise additional capital. In addition, if our common stock is delisted from Nasdaq and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions).

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 13, 2024, we sent an Opt-Out Notice to Valent under the Valent Assignment Agreement whereby we assigned all rights, title and interest in and to the patents for VAL-083 to Valent. As a result, we granted Valent a non-exclusive, fully-paid, royalty-free, perpetual, worldwide and non-transferable license, subject to limited exceptions. We are entitled to receive royalties from Valent’s subsequent commercialization of VAL-083 equal to 5% of Valent Net Sales (as defined in the Valent Assignment Agreement).

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

Kintara Therapeutics, Inc.

Date: February 14, 2024	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)