Form 10-Q
period 2024-03-31
Kintara Therapeutics, Inc.
filed 2024-05-14
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of shares of common stock outstanding as of May 14, 2024 was 55,304,613.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the nine months ended March 31, 2024

(expressed in US dollars unless otherwise noted)

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Balance Sheets

(In thousands, except par value amounts)

		March 31, 2024	June 30, 2023
	Note	$	$
		(unaudited)
Assets
Current assets
Cash and cash equivalents		6,351	1,535
Prepaid expenses, taxes and other receivables		208	660
Clinical trial deposit	3	196	1,075
Total current assets		6,755	3,270
Property and equipment, net	5	691	709
Total assets		7,446	3,979
Liabilities
Current liabilities
Accounts payable and accrued liabilities		1,243	2,784
Related party payables	6	98	298
Total current liabilities		1,341	3,082
Milestone payment liability	9	183	166
Total liabilities		1,524	3,248
Stockholders' equity
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at March 31, 2024 (June 30, 2023 – 279)	7	279	279
14 Series C shares at March 31, 2024 (June 30, 2023 – 14)	7	9,973	10,366
Common stock
Authorized
75,000 shares at March 31, 2024 (June 30, 2023 - 75,000), $0.001 par value
Issued and outstanding
55,305 issued at March 31, 2024 (June 30, 2023 – 1,692)	7	55	2
Additional paid-in capital	7	153,144	141,438
Accumulated deficit		(157,550)	(151,375)
Accumulated other comprehensive income		21	21
Total stockholders’ equity		5,922	731
Total liabilities and stockholders’ equity		7,446	3,979
Nature of operations, corporate history, going concern and management plans (note 1)
Subsequent events (note 10)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

		Three months ended March 31,		Nine months ended March 31,
	Note	2024	2023	2024	2023
Expenses
Research and development		$592	$2,005	$2,562	$7,235
General and administrative		1,493	1,297	3,504	4,212
		(2,085)	(3,302)	(6,066)	(11,447)
Other income (loss)
Foreign exchange		—	(1)	(8)	10
Interest, net		74	39	78	123
		74	38	70	133
Net loss for the period		(2,011)	(3,264)	(5,996)	(11,314)
Computation of basic loss per share
Net loss for the period		(2,011)	(3,264)	(5,996)	(11,314)
Series A Preferred cash dividend	7	(2)	(2)	(6)	(6)
Series C Preferred stock dividend	7	—	—	(173)	(362)
Net loss for the period attributable to common stockholders		$(2,013)	$(3,266)	$(6,175)	$(11,682)
Basic and fully diluted loss per share		$(0.05)	$(1.94)	$(0.37)	$(7.32)
Basic and fully diluted weighted average number of shares		44,562	1,681	16,772	1,596

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

For the nine months ended March 31, 2024

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total stockholders' equity (deficiency) $
Balance - June 30, 2023	1,692	2	141,438	21	10,645	(151,375)	731
Issuance of shares on vesting of restricted stock units	4	—	—	—	—	—	—
Conversion of Series C Preferred stock to common stock	1	—	37	—	(37)	—	—
Stock option expense	—	—	160	—	—	—	160
Restricted stock unit expense	—	—	47	—	—	—	47
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series C Preferred stock dividend	49	—	173	—	—	(173)	—
Loss for the period	—	—	—	—	—	(2,962)	(2,962)
Balance - September 30, 2023	1,746	2	141,855	21	10,608	(154,512)	(2,026)

Issuance of shares pursuant to equity line - net of issue costs	400	—	105	—	—	—	105
Issuance of shares pursuant to ATM - net of issue costs	8,013	8	2,571	—	—	—	2,579
Conversion of Series C Preferred stock to common stock	8	—	356	—	(356)	—	—
Stock option expense	—	—	165	—	—	—	165
Restricted stock unit expense	—	—	38	—	—	—	38
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Loss for the period	—	—	—	—	—	(1,023)	(1,023)
Balance - December 31, 2023	10,167	10	145,090	21	10,252	(155,537)	(164)

Issuance of shares pursuant to ATM - net of issue costs	45,138	45	7,847	—	—	—	7,892
Stock option expense	—	—	156	—	—	—	156
Restricted stock unit expense	—	—	51	—	—	—	51
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Loss for the period	—	—	—	—	—	(2,011)	(2,011)
Balance - March 31, 2024	55,305	55	153,144	21	10,252	(157,550)	5,922

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

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(In thousands)

		Nine months ended March 31,
		2024	2023
	Note	$	$
Cash flows from operating activities
Loss for the period		(5,996)	(11,314)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of clinical trial deposit	3	—	2,150
Depreciation of property and equipment	5	38	45
Change in fair value of milestone liability		17	1
Stock option expense	7	481	1,244
Restricted stock unit expense	7	136	164
Changes in operating assets and liabilities
Prepaid expenses, taxes and other receivables		452	210
Clinical trial deposit		879	(1,700)
Accounts payable and accrued liabilities		(1,541)	(616)
Related party payables		(200)	(541)
Net cash used in operating activities		(5,734)	(10,357)
Cash flows from investing activities
Purchase of equipment	5	(20)	(232)
Net cash used in investing activities		(20)	(232)
Cash flows from financing activities
Net proceeds from the issuance of shares - equity line	7	105	1,860
Net proceeds from the issuance of shares - ATM	7	10,471	—
Series A Preferred cash dividend	6	(6)	(6)
Net cash provided by financing activities		10,570	1,854
Decrease in cash and cash equivalents		4,816	(8,735)
Cash and cash equivalents – beginning of period		1,535	11,780
Cash and cash equivalents – end of period		6,351	3,045
Supplementary information (note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

March 31, 2024

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

For the nine months ended March 31, 2024, the Company reported a loss of $5,996 and a negative cash flow from operations of $5,734. The Company had an accumulated deficit of $157,550 and had cash and cash equivalents of $6,351 as of March 31, 2024. The Company is in the clinical stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidate is commercialized, or partnered, which may not ever occur. On August 2, 2022, the Company entered into a stock purchase agreement under which the Company has issued 662 shares of common stock for $2,008 in net proceeds as of March 31, 2024. In addition, on June 28, 2023, the Company announced that it had been awarded approximately $2,000 in grant funding to be received over a two-year period for its REM-001 project. During the nine months ended March 31, 2024, the Company issued an additional 53,151 shares of common stock for net proceeds of $10,471 from its at-the-market (“ATM”) facility, and announced that it is suspending the development of VAL-083. Even with the proceeds from the grant funding, the stock purchase financing, and the ATM sales, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations.

These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these condensed consolidated interim financial statements.

On April 2, 2024, the Company entered into a merger agreement with TuHURA Biosciences, Inc. (Note 10).

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. Management plans to continue to pursue opportunities to secure the necessary financing through the issue of new equity, including debt, entering into strategic partnership arrangements, and/or pursuing additional strategic transactions in the event the Company does not receive stockholder approval for the proposed merger transaction or the merger is not otherwise consummated. However, the Company’s ability to raise additional capital could be affected by various risks and uncertainties including, but not limited to, global unrest. The Company may not be able to raise sufficient additional capital and may need to tailor its drug candidate development programs based on the amount of funding the Company is able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Unaudited interim financial data

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the June 30, 2023, audited consolidated financial statements of the Company included in the Company’s Form 10-K filed with the SEC on September 18, 2023. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for nine months ended March 31, 2024, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024, or for any other future annual or interim period.

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

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the nine-month periods ended March 31, 2024, and 2023, diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, restricted stock units, and convertible preferred shares is anti-dilutive. As of March 31, 2024, potential common shares of 693 (2023 – 713) related to outstanding common share warrants, 42 (2023 – 42) related to outstanding Series C preferred stock warrants, 222 (2023 – 198) related to stock options, 66 (2023 - 18) related to restricted stock units, and 235 (2023 – 245) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

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

3 Clinical trial deposit

In October 2020, the Company announced that it had entered into a final agreement with a contract research organization (“CRO”) for the management of the Company’s registrational study of VAL-083 for glioblastoma. Under the agreement, the Company supplied the drug for the study and the CRO managed all operational aspects of the study including site activation and patient enrollment. The Company was required to make certain payments under the agreement related to patient enrollment milestones. For the three and nine months ended March 31, 2024, the Company has recognized a recovery of $512 (2023 - $1,075 expense) and an expense of $563 (2023 - $3,990), respectively, for this study in relation to clinical site initiation and patient enrollment.

On October 31, 2023, the Company announced that preliminary topline results from this registrational study for VAL-083 did not perform better than the current standards of care in glioblastoma. As a result, the Company announced that it has terminated the development of VAL-083. In the nine months ended March 31, 2024, the remaining deposit of $1,075 was offset against amounts owing to the CRO and the agreement with the CRO was terminated with an additional final cost of $1,000, which was paid in the nine months ended March 31, 2024.

In the nine months ended March 31, 2024, the Company recorded $196 as a deposit with a CRO for the management of the Company’s 15-patient study of REM-001 for cutaneous metastatic breast cancer (“CMBC”).

4 Clinical trials grant

Effective July 1, 2023, the Company was awarded a $2,000 Small Business Innovation Research grant from the National Institutes of Health ("NIH") to support the clinical development of REM-001 for the treatment of cutaneous metastatic breast cancer. The grant will be received in two tranches: approximately $1,250 for the period July 1, 2023, to June 30, 2024, and approximately $750 for the period July 1, 2024, to June 30, 2025. As a result of receiving the grant, the REM-001, 15-patient clinical trial will be re-started. The grant is expended to the Company as a reimbursement of expenditures incurred. During the three and nine months ended March 31, 2024, the Company received $194 (2023 - nil) and $404 (2023 - nil), respectively, for grants received against research and development expenditures in the period.

The grant is subject to various performance conditions and funding risk where the financial conditions of the NIH may change from time to time. The Company recognizes the grant only to the extent there is reasonable assurance the grant will be funded to the Company.

5 Property and equipment, net

$ (thousands)
Balance, June 30, 2023	709
Additions	20
Depreciation	(38)
Balance, March 31, 2024	691

At March 31, 2024, the total capitalized cost of property and equipment was $879 (June 30, 2023 - $859), of which $599 is not in use. The Company has recognized $38 (2023 - $45) in depreciation expense in the nine months ended March 31, 2024, on equipment in use.

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

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $279 (including aggregate accrued interest to September 30, 2014, of $29), issued to Valent by Del Mar (BC), for 279 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For the three and nine months ended March 31, 2024, the Company recorded $2 (2023 - $2) and $6 (2023 - $6), respectively, related to the dividends paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

On February 13, 2024, the Company sent an Opt-Out Notice to Valent under the Valent Assignment Agreement whereby the Company assigned all rights, title and interest in and to the patents for VAL-083 to Valent. As a result, the Company granted Valent a non-exclusive, fully-paid, royalty-free, perpetual, worldwide and non-transferable license, subject to limited exceptions. The Company is entitled to receive royalties from Valent’s subsequent commercialization of VAL-083 equal to 5% of Valent Net Sales (as defined in the Valent Assignment Agreement).

Related party payables

As of March 31, 2024, there is an aggregate amount of $98 (June 30, 2023 - $298) payable to the Company’s officers and directors for fees, expenses, and accrued bonuses and other liabilities.

7 Stockholders’ equity

Preferred stock

Series C Preferred Stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2023	14,208	10,366
Conversion of Series C Preferred stock to common stock	(540)	(393)
Balance – March 31, 2024	13,668	9,973

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

The Series C Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock is pari passu in liquidation to the Company’s Series A Preferred Stock. The liquidation value of the Series C Preferred Stock at March 31, 2024, is the stated value of $9,973 (June 30, 2023 - $10,366).

The Company’s Series C Preferred Stock outstanding, conversion shares, and aggregate dividends as of March 31, 2024, are as follows:

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

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock is pari passu in liquidation to the Company’s Series C Preferred Stock. The liquidation value of the Series A Preferred stock at March 31, 2024, is its stated value of $279 (June 30, 2023 - $279).

There was no change to the Series A Preferred stock for the nine months ended March 31, 2024, or 2023.

Common stock

Common stock issuances during the nine months ended March 31, 2024

On September 19, 2023, the Company entered into a Sales Agreement, (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of common stock having an aggregate offering price of up to $2,850 (the “ATM Facility”), subsequently increased to $10,900 on December 18, 2023. From October 31, 2023, until March 31, 2024, the Company raised $10,471 in net proceeds, after deducting share issuance costs of $435, from the sale of 53,151 shares of its common stock at a weighted average price of $0.21 per share under the ATM Facility. On February 22, 2024, the Company determined that it had concluded utilization of the ATM Facility.

Sales of the shares of common stock made under the ATM Facility may be made in negotiated transactions, or by any method permitted by law that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The Nasdaq Capital Market or sales made to or through a market maker other than on an exchange. Pursuant to the Sales Agreement, the Company has the right, in its sole discretion, to present the Agent with a placement notice directing the Agent to purchase a number of shares of common stock under the ATM Facility, subject to the terms and conditions of the Sales Agreement. The purchase price per share under the ATM Facility will be based on market prices of the common stock on the applicable purchase date for such purchases. The Agent is entitled to a commission rate of 3.0% of the gross sales price per share sold under the Sales Agreement.

During the nine months ended March 31, 2024, the Company sold 400 shares of common stock at a weighted average price of $0.23 per share for total net proceeds of approximately $105 under the Purchase Agreement with Lincoln Park (as defined below).

During the nine months ended March 31, 2024, the Company issued 4 shares of common stock on vesting of restricted stock units during the period. On February 22, 2024, the Company determined that it had concluded utilization of the equity facility pursuant to the terms of the Purchase Agreement with Lincoln Park.

Common stock issuances during the nine months ended March 31, 2023

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

During the nine months ended March 31, 2024, the Company received stockholder approval to issue 20% or more of its outstanding shares as of the date the Company entered into the Purchase Agreement with Lincoln Park. The Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement.

During the nine months ended March 31, 2023, the Company sold 229 shares of common stock for total net proceeds of approximately $1,860 under this Purchase Agreement.

2017 Omnibus Incentive Plan

As subsequently approved by the Company’s stockholders at an annual meeting of stockholders, on April 11, 2018, the Company’s board of directors approved the adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”), as amended. The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) as well as a Restricted Stock Unit ("RSU") award under the 2017 Plan. As approved by the Company’s stockholders on June 21, 2022, the number of common shares available under the 2017 Plan as of March 31, 2024, is 440 shares, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”), or that are subject to grants of stock options made, or that may be made, under the Legacy Plan, or that have been previously exercised.

The following table sets forth the aggregate information on all equity compensation plans as of March 31, 2024:

Plan (in thousands, except per share amounts)	Number of shares of common stock to be issued upon exercise of outstanding stock options and rights (a)	Weighted-average exercise price of stock options and rights $	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders - 2017 Plan(1)	222	21.40	144
Equity compensation plans not approved by security holders - Del Mar (BC) 2013 Amended and Restated Stock Option Plan	—	2,060.08	—
Totals	222	32.92	144

(1) The Del Mar (BC) 2013 Amended and Restated Stock Option Plan refers to the Company’s previous equity compensation plan.

(2) The balance of 144 shares of common stock available for issuance under the 2017 Plan as of March 31, 2024, is net of stock options previously exercised.

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

Stock options

During the nine months ended March 31, 2024, a total of 89 stock options to purchase shares of common stock at an exercise price of $4.655 per share were granted to directors and officers of the Company. The 26 options granted to non-employee directors vest pro rata monthly over 12 months commencing on March 31, 2024. The remaining 63 options granted to executive officers, employees and consultants vest as to 25% on the first anniversary of grant with the remaining portion vesting pro rata monthly thereafter over 36 months. All of the options to purchase shares of common stock granted have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

The following table sets forth changes in stock options outstanding under all plans:

	Number of stock options outstanding (in thousands)	Weighted average exercise price
Balance – June 30, 2023	198	51.71
Granted	89	4.66
Expired	(34)	107.69
Forfeited	(31)	8.26
Balance – March 31, 2024	222	30.70

The following table summarizes stock options outstanding and exercisable under all plans at March 31, 2024:

Exercise price $	Number Outstanding at March 31, 2024 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at March 31, 2024 (in thousands)
4.66	79	9.42	15
6.04	9	8.89	2
8.79	34	8.34	14
12.75 to 16.25	6	8.53	6
30.50 to 48.00	73	7.56	44
62.00 to 68.50	13	7.06	13
85.00	7	6.46	7
304.95 to 2,660.00	1	2.11	1
	222		102

Stock options granted during the nine months ended March 31, 2024, have been valued using a Black-Scholes pricing model with the following assumptions:

March 31, 2024
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

The Company has recognized the following amounts as stock option expense for the periods noted (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2024 $	2023 $	2024 $	2023 $
Research and development	50	94	143	368
General and administrative	106	196	338	876
	156	290	481	1,244

All of the stock option expense for the periods ended March 31, 2024, and 2023, has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding as well as stock options exercisable was nil as of March 31, 2024, and 2023, respectively. As of March 31, 2024, there was $447 in unrecognized compensation expense that will be recognized over the next 2.2 years.

The following table sets forth changes in unvested stock options under all plans:

	Number of Options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2023	118	24.12
Granted	89	4.66
Vested	(56)	19.31
Forfeited	(31)	8.26
Unvested at March 31, 2024	120	16.07

The aggregate intrinsic value of unvested stock options at March 31, 2024, was nil (2023 - nil). The unvested stock options have a remaining weighted average contractual term of 8.76 years (2023 – 9.03).

Restricted stock units

During the nine months ended March 31, 2024, the Company recognized a total of $136 (2023 - 54) in compensation expense related to RSUs.

Number of RSU (in thousands)
Balance – June 30, 2023	78
Issuance of restricted stock units	—
Vesting of restricted stock units	(4)
Forfeiture of restricted stock units	(8)
Balance – March 31, 2024	66

Common stock warrants

The following table sets forth changes in outstanding common stock warrants:

	Number of Warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2023	713	43.55
Expiry of warrants issued for services	(20)	57.14
Balance – March 31, 2024	693	43.12

The following table summarizes the Company’s outstanding common stock warrants as of March 31, 2024:

Description of warrants	Number (in thousands)	Exercise price $	Expiry date

2022 April Investor warrants	325	20.50	April 14, 2027
2022 Investor warrants	240	62.50	March 28, 2025
2020 Investor warrants	65	50.00	August 16, 2024
2019 Investor warrants	15	155.00	June 5, 2024
NBTS Warrants	3	54.50	June 19, 2025
2022 April Agent warrants	32	33.12	October 14, 2026
2022 Agent warrants	12	78.12	March 28, 2025
2019 Agent warrants	1	193.75	June 3, 2024
	693

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

The following table sets forth changes in outstanding Series C Agent Warrants:

	Balance June 30, 2023	Number of Warrants Issued	Number of Warrants Exercised	Balance, March 31, 2024	Conversion price $
Preferred Series C-1 Agent Warrants	1,929	—	—	1,929	58.00
Preferred Series C-2 Agent Warrants	219	—	—	219	60.70
Preferred Series C-3 Agent Warrants	296	—	—	296	57.50
	2,444	—	—	2,444

The following table summarizes the Company’s outstanding Series C Agent Warrants as of March 31, 2024:

Series C Agent Warrants	Number	Conversion price $	Number of conversion shares (in thousands)	Cumulative common stock dividends (in thousands)
Series 1	1,929	58.00	33	23
Series 2	219	60.70	4	3
Series 3	296	57.50	5	4
	2,444		42	30

8 Supplementary statement of cash flows information

The Company incurred the following non-cash investing and financing transactions (in thousands):

	Nine months ended March 31,
	2024 $	2023 $
Series C Preferred Stock common stock dividend (note 7)	173	362
Non-cash issue costs (note 7)	—	289
Equipment additions reclassified from prepaid expenses	—	447
Income taxes paid	—	—
Interest paid	—	—

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. As of March 31, 2024, the Company’s milestone payment liability was measured using level 3 inputs. The milestone payment liability relates to contingent milestone payments for the REM-001 program that was acquired in the Adgero merger (note 1).

	March 31, 2024
Liability	Level 1	Level 2	Level 3
Milestone payment liability	—	—	183

$ (in thousands)
Balance – June 30, 2023	166
Change in fair value estimate	17
Balance – March 31, 2024	183

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, and related party payables. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

10 Subsequent events

The Company has evaluated its subsequent events from March 31, 2024, through the date these condensed consolidated interim financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated interim financial statements other than the items noted below.

Merger with TuHURA Biosciences, Inc.

On April 2, 2024, the Company, Kayak Mergeco, Inc., a wholly-owned subsidiary of Kintara incorporated in the State of Delaware (“Merger Sub”), and TuHURA Biosciences, Inc., a Delaware corporation (“TuHURA”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into TuHURA, with TuHURA surviving the merger and becoming a direct, wholly-owned subsidiary of the Company (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each then-outstanding share of TuHURA common stock, par value $0.001 per share (the “TuHURA Common Stock”) (other than any shares held in treasury and Dissenting Shares (as defined in the Merger Agreement)) will be converted into shares of the Company’s common stock equal to the Exchange Ratio, as such term is defined in the Merger Agreement, (ii) each then-outstanding TuHURA stock option will be assumed and converted into an option to purchase shares of the Company’s common stock, subject to certain adjustments as set forth in the Merger Agreement, and (iii) each then-outstanding warrant to purchase shares of TuHURA Common Stock (the “TuHURA Warrants”) will be assumed and converted into and exchangeable for a warrant of like tenor entitling the holder to purchase shares of the Company’s common stock, subject to certain adjustments as set forth in the Merger Agreement. In addition to the foregoing, the Merger Agreement provides that, at the closing of the Merger, the corporate name of the Company will be changed to “TuHURA Biosciences, Inc.” Existing Company stockholders will receive contingent value rights (“CVR”), entitling them to receive shares of the Company's common stock upon achievement of enrollment of a minimum of 10 patients in the REM-001 clinical trial, with such patients each completing 8 weeks of follow-up on or before December 31, 2025.

Under the terms of the Merger Agreement, on a pro forma basis, post-merger Company stockholders are expected to collectively own approximately 2.85%, or approximately 5.45% including the shares underlying the CVR, of the common stock of the post-merger combined company on a pro forma fully diluted basis. TuHURA stockholders are expected to collectively own approximately 97.15%, or 94.55% assuming the distribution of the CVR shares, of the common stock of the combined company on a pro forma fully diluted basis.

The transaction is expected to close in the third calendar quarter of 2024 and remains subject to stockholder and regulatory approval.

Termination Fees Payable by Kintara

If the Merger Agreement is terminated by either Kintara or TuHURA under certain circumstances, Kintara must pay TuHURA a termination fee of $1,000.

If TuHURA terminates the Merger Agreement under certain circumstances, Kintara must reimburse TuHURA for expenses incurred by TuHURA in connection with the Merger Agreement and the transactions contemplated thereby, up to a maximum of $750.

Compensation Matters

On April 2, 2024, the Board approved a one-time special bonus to Mr. Hoffman in the amount of $327 for his service as the Company’s Chief Executive Officer.

On April 2, 2024, the Board agreed to (i) resume payment of fees earned by non-employee directors for serving on the Board and (ii) pay an aggregate of $93 in accrued fees to such directors.

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
•
In December 2023, we announced that our Board of Directors initiated a process to explore and review a range of strategic alternatives focused on maximizing stockholder value.
•
On February 12, 2024, we announced the initiation of an open label 15-patient study in CMBC patients which is evaluating REM-001 (the “REM-001 Study”), a second-generation PDT photosensitizer agent, and is designed to test the 0.8 mg dose as well as optimize the study design in advance of a Phase 3 trial initiation. The primary endpoint in the study is Best Overall Objective Response Rate (“bORR”) (complete response or partial response) of the target treatment fields at any time from treatment up to, and including, week 24. The majority of the costs to run this study will be covered by the $2,000 Small Business Innovation Research grant Kintara was awarded from the NIH.
•
On February 27, 2024, we announced that we received a letter from Nasdaq stating that we had regained compliance with Nasdaq’s minimum stockholders’ equity requirement. Our common stock continues to trade on The Nasdaq Capital Market under the symbol “KTRA,” subject to our compliance with Nasdaq’s continued listing requirements.
•
On April 3, 2024, we announced that we had entered into a definitive merger agreement (the “Merger Agreement”) with Kayak Mergeco, Inc., our wholly-owned subsidiary, and TuHURA Biosciences, Inc. (“TuHURA”), pursuant to which Merger Sub will merge with and into TuHURA, with TuHURA surviving the merger and becoming our direct, wholly-owned subsidiary (the “Merger”). Pursuant to the terms of the Merger, shareholders of TuHURA will receive shares of our common stock. Our existing stockholders will receive contingent value rights (“CVR”), entitling them to receive shares of our common stock upon achievement of enrollment of a minimum of 10 patients in the REM-001 Study, with such patients each completing 8 weeks of follow-up on or before December 31, 2025. Under the terms of the Merger Agreement, on a pro forma basis, our stockholders post-merger are expected to collectively own approximately 2.85%, or approximately 5.45% including the shares underlying the CVR, of the common stock of the post-merger combined company on a fully-diluted basis. The transaction is expected to close in the third calendar quarter of 2024 and remains subject to stockholder and regulatory approval.

Upcoming Clinical Milestones

Effective July 1, 2023, we were awarded a $2,000 grant from the National Institutes of Health (“NIH”) to be received over a two-year period as expenses are incurred. The grant from the NIH will fund the majority of expenses related to the REM-001 CMBC 15-patient clinical study (the “REM-001 Study”). As a result of receiving the NIH grant, we re-initiated our REM-001 program and have opened enrollment at Memorial Sloan Kettering Cancer Center, where we have initiated treatment in a total of 2 patients as of May 14, 2024. We expect to complete enrollment of patients in the REM-001 Study in the third calendar quarter of 2024.

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

On October 19, 2022, we announced that the REM-001 program in CMBC was paused to conserve cash which will be used to support the funding of the GBM AGILE Study. Effective July 1, 2023, we were awarded a two-year $2,000 Small Business Innovation Research grant from the National Institutes of Health to support the clinical development of REM-001 for the treatment of CMBC. The grant will be received in tranches of approximately $1,250 for the period July 1, 2023, to June 30, 2024, and approximately $750 for the period July 1, 2024, to June 30, 2025. As a result of receiving the grant, we re-initiated our REM-001 program and have opened enrollment at Memorial Sloan Kettering Cancer Center, where we have initiated treatment in a total of 2 patients as of May 14, 2024. We expect to complete enrollment of patients in the REM-001 Study in the third calendar quarter of 2024.

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

Merger Agreement

On April 2, 2024, we entered into the Merger Agreement with Merger Sub and TuHURA pursuant to which Merger Sub will merge with and into TuHURA, with TuHURA surviving the Merger and becoming our direct, wholly-owned subsidiary. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each then-outstanding share of TuHURA common stock, par value $0.001 per share (the “TuHURA Common Stock”) (other than any shares held in treasury and Dissenting Shares (as defined in the Merger Agreement)) will be converted into shares of our common stock equal to the Exchange Ratio, as such term is defined in the Merger Agreement, (ii) each then-outstanding TuHURA stock option will be assumed and converted into an option to purchase shares of our common stock, subject to certain adjustments as set forth in the Merger Agreement, and (iii) each then-outstanding warrant to purchase shares of TuHURA Common Stock (the “TuHURA Warrants”) will be assumed and converted into and exchangeable for a warrant of like tenor entitling the holder to purchase shares of our common stock, subject to certain adjustments as set forth in the Merger Agreement. In addition to the foregoing, the Merger Agreement provides that, at the closing of the Merger, our corporate name will be changed to “TuHURA Biosciences, Inc.” Our existing stockholders will receive contingent value rights (“CVR”), entitling them to receive shares of our common stock upon achievement of enrollment of a minimum of 10 patients in the REM-001 Study, with such patients each completing 8 weeks of follow-up on or before December 31, 2025.

Under the terms of the Merger Agreement, on a pro forma basis, our stockholders are expected to collectively own approximately 2.85%, or approximately 5.45% including the shares underlying the CVR, of the common stock of the post-merger combined company on a pro forma fully diluted basis. TuHURA stockholders are expected to collectively own approximately 97.15%, or 94.55% assuming the distribution of the CVR shares, of the common stock of the combined company on a pro forma fully diluted basis.

The transaction is expected to close in the third calendar quarter of 2024 and remains subject to stockholder and regulatory approval.

Compensation Matters

On April 2, 2024, the Board approved a one-time special bonus to Mr. Hoffman in the amount of $327 for his service as the our Chief Executive Officer.

On April 2, 2024, the Board agreed to (i) resume payment of fees earned by non-employee directors for serving on the Board and (ii) pay an aggregate of $93 in accrued fees to such directors.

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

Outstanding Securities

As of May 14, 2024, we had 55,305 shares of common stock issued and outstanding, outstanding warrants to purchase 693 shares of common stock, warrants to purchase 2,444 shares of our Series C Preferred Stock that upon exercise are convertible into 42 shares of common stock, outstanding stock options to purchase 222 shares of common stock, 66 restricted stock units, and 13,668 outstanding shares Series C Preferred Stock that are convertible into 235 shares of common stock. All common stock warrants, stock options, and restricted stock units are convertible, or exercisable into, one share of common stock. The Series C Preferred Stock (issued in three series) is convertible into shares of common stock at $58.00 per share (Series C-1), $60.70 per share (Series C-2) or $57.50 per share (Series C-3), respectively. The Series C Preferred stock purchase warrants are convertible into Series C Preferred Stock at $1,000 per share for either Series C-1, Series C-2, or Series C-3 Preferred Stock, as applicable.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at March 31, 2024, and June 30, 2023, is the US$. The following tables represent selected financial information for us for the periods presented.

Selected Balance Sheet Data

	March 31, 2024 $	June 30, 2023 $
	(in thousands)
Cash and cash equivalents	6,351	1,535
Working capital	5,414	188
Total assets	7,446	3,979
Total stockholders’ equity	5,922	731

Selected Statement of Operations Data

For the three months ended

	March 31, 2024	March 31, 2023
	$	$
	(in thousands, except per share data)
Expenses
Research and development	592	2,005
General and administrative	1,493	1,297
	(2,085)	(3,302)
Other income (loss)
Foreign exchange	—	(1)
Interest, net	74	39
	74	38
Net loss for the period	(2,011)	(3,264)
Series A Preferred cash dividend	(2)	(2)
Net loss for the period attributable to common stockholders	(2,013)	(3,266)
Basic and fully diluted weighted average number of shares	44,562	1,681
Basic and fully diluted loss per share	(0.05)	(1.94)

For the nine months ended

	March 31, 2024	March 31, 2023
	$	$
	(in thousands, except per share data)
Expenses
Research and development	2,562	7,235
General and administrative	3,504	4,212
	(6,066)	(11,447)
Other income
Foreign exchange	(8)	10
Interest, net	78	123
	70	133
Net loss for the period	(5,996)	(11,314)
Series A Preferred cash dividend	(6)	(6)
Series C Preferred stock dividend	(173)	(362)
Net loss for the period attributable to common stockholders	(6,175)	(11,682)
Basic and fully diluted weighted average number of shares	16,772	1,596
Basic and fully diluted loss per share	(0.37)	(7.32)

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

For the three months ended

	March 31, 2024	March 31, 2023
	$	$
	(in thousands)
Research and development – GAAP	592	2,005
Less: non-cash, share-based compensation expense	(63)	(115)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	529	1,890
General and administrative – GAAP	1,493	1,297
Less: non-cash, share-based compensation expense	(144)	(339)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	1,349	958

For the nine months ended

	March 31, 2024	March 31, 2023
	$	$
	(in thousands)
Research and development – GAAP	2,562	7,235
Less: non-cash, share-based compensation expense	(172)	(389)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	2,390	6,846
General and administrative – GAAP	3,504	4,212
Less: non-cash, share-based compensation expense	(445)	(1,019)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	3,059	3,193

Results of Operations

Comparison of the three months ended March 31, 2024, and March 31, 2023

	Three months ended
	March 31, 2024 $	March 31, 2023 $	Change $	Change %
	(in thousands)
Expenses
Research and development	592	2,005	(1,413)	(70)
General and administrative	1,493	1,297	196	15
	(2,085)	(3,302)	1,217
Other income (loss)
Foreign exchange	—	(1)	1	(100)
Interest, net	74	39	35	90
	74	38	36
Net loss	(2,011)	(3,264)	1,253

Research and Development

Research and development expenses decreased to $592 for the three months ended March 31, 2024, from $2,005 for the three months ended March 31, 2023. The decrease was largely attributable to lower clinical development costs and lower non-cash, share-based compensation expenses incurred during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Clinical development costs have decreased in the current quarter compared to the same quarter in the prior fiscal year in part due to costs related to the GBM AGILE Study being lower in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. In addition, on October 19, 2022, we announced that we had paused the REM-001 program in order to preserve cash for the development of VAL-083. On June 28, 2023, we announced the restart of the REM-001 program as a result of the awarding of a $2 ,000 grant, however, REM-001 costs to restart the program are not expected to ramp up until the second calendar quarter of 2024. In addition, during the three months ended March 31, 2024, we received $194 (2023 - nil) in grant proceeds. Non-cash, share-based compensation expense decreased to $63 for the three months ended March 31, 2024, from $115 for the three months ended March 31, 2023.

General and Administrative

General and administrative expenses were $1,493 for the three months ended March 31, 2024, compared to $1,297 for the three months ended March 31, 2023. A significant portion of the increase was a result of higher professional fees incurred in relation to the proposed transaction with TuHURA, offset by lower non-cash, share-based compensation expenses and a reduction in facilities, office and sundry, personnel, and travel costs in the current three months compared to the same period in the prior fiscal year. Non-cash, share-based compensation expense decreased to $144 for the three months ended March 31, 2024, from $339 for the three months ended March 31, 2023, due to the recognition of higher compensation expense recognized during the three months ended March 31, 2023, for stock options granted in September 2021. Facilities, office and sundry costs have decreased primarily due to a reduction in directors and officers insurance expense in the current quarter compared to the same quarter in the prior fiscal year. Additionally, personnel costs have decreased in the current quarter compared to the same quarter in the prior fiscal year due to a reduction in staff.

Preferred Share Dividends

For each of the three months ended March 31, 2024, and 2023, we recorded $2 related to the cash dividend payable to Valent on the Series A Preferred Stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods.

Comparison of the nine months ended March 31, 2024, and March 31, 2023

	Nine months ended
	March 31, 2024 $	March 31, 2023 $	Change $	Change %
	(in thousands)
Expenses
Research and development	2,562	7,235	(4,673)	(65)
General and administrative	3,504	4,212	(708)	(17)
	(6,066)	(11,447)	5,381
Other income (loss)
Foreign exchange	(8)	10	(18)	(180)
Interest, net	78	123	(45)	(37)
	70	133	(63)
Net loss	(5,996)	(11,314)	5,318

Research and Development

Research and development expenses decreased to $2,562 for the nine months ended March 31, 2024, from $7,235 for the nine months ended March 31, 2023. The decrease was primarily attributable to lower clinical development costs and lower non-cash, share-based compensation expenses incurred during the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023.

Clinical development costs have decreased in the current quarter compared to the same quarter in the prior fiscal year in part due to costs related to the GBM AGILE Study being lower in the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. In addition, on October 19, 2022, we announced that we had paused the REM-001 program in order to preserve cash for the development of VAL-083. On June 28, 2023, we announced the restart of the REM-001 program as a result of the awarding of a $2,000 grant, however, REM-001 costs to restart the program are not expected to ramp up until the second calendar quarter of 2024. In addition, during the nine months ended March 31, 2024, we received $404 (2023 - nil) in grant proceeds. Non-cash, share-based compensation expense decreased to $172 for the nine months ended March 31, 2024, from $389 for the nine months ended March 31, 2023.

General and Administrative

General and administrative expenses were $3,504 for the nine months ended March 31, 2024, compared to $4,212 for the nine months ended March 31, 2023. A significant portion of the increase was a result of higher professional fees incurred in relation to the proposed transaction with TuHURA, offset by lower non-cash, share-based compensation expenses and a reduction in facilities, office and sundry, personnel, and travel costs in the current nine months compared to the same period in the prior fiscal year. Non-cash, share-based compensation expense decreased to $445 for the nine months ended March 31, 2024, from $1,019 for the nine months ended March 31, 2023, due to the recognition of higher compensation expense recognized during the nine months ended March 31, 2023, for stock options granted in September 2021. Facilities, office and sundry costs have decreased primarily due to a reduction in directors and officers insurance expense in the current period compared to the same period in the prior fiscal year. Additionally, personnel costs have decreased in the current period compared to the same period in the prior fiscal year primarily due to a reduction in staff.

Preferred Share Dividends

For each of the nine months ended March 31, 2024, and 2023, we recorded $6 related to the cash dividend payable to Valent on the Series A Preferred Stock. In addition, for the nine months ended March 31, 2024, we recorded $173 (2023 - $362) related to the stock dividend payable to investors on the Series C Preferred Stock. The dividends have been recorded as a direct increase in accumulated deficit for both periods.

Liquidity and Capital Resources

Nine months ended March 31, 2024, compared to the nine months ended March 31, 2023

	March 31, 2024 $	March 31, 2023 $	Change $	Change %
	(in thousands)
Cash flows from operating activities	(5,734)	(10,357)	4,623	(45)
Cash flows from investing activities	(20)	(232)	212	100
Cash flows from financing activities	10,570	1,854	8,716	470

Operating Activities

Net cash used in operating activities was $5,734 for the nine months ended March 31, 2024, compared to $10,357 for the nine months ended March 31, 2023. During the nine months ended March 31, 2024, and 2023, we reported net losses of $5,996 and $11,314, respectively. Adjustments to reconcile net loss to net cash used in operating activities for the nine months ended March 31, 2024, included stock option expense of $481 and restricted stock unit expense of $136 being recognized during the current period compared to $1,244 and $164, respectively, in the same period in the prior fiscal year. In addition, during the nine months ended March 31, 2023, non-cash amortization of $2,150 of the clinical trial deposit was recognized while no such items were incurred in the nine months ended March 31, 2024. The most significant changes in working capital for the nine months ended March 31, 2024, were related to the use of clinical trial deposit to settle clinical trial expenses of $879 and settlement of accounts payable and accrued liabilities of $1,541 The most significant changes in working capital for the nine months ended March 31, 2023, were due to a payment of clinical trial deposit of $1,700 and settlement of accounts payable and accrued liabilities of $646.

Investing Activities

Net cash used in investing activities was $20 for the nine months ended March 31, 2024, compared to $232 for the nine months ended March 31, 2023, for the purchase of equipment.

Financing Activities

Net cash received from financing activities was $10,570 for the nine months ended March 31, 2024, compared to $1,854 for the nine months ended March 31, 2023. During the nine months ended March 31, 2024, we received $10,471 in net proceeds from sales of shares under our ATM Facility (as defined herein) with A.G.P./Alliance Global Partners (“AGP”), $105 in net proceeds from the sale of shares under the stock purchase agreement, dated as of August 2, 2022, (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to a maximum of $20,000 of shares of our common stock. During the nine months ended March 31, 2023, we received $1,860 in net proceeds from the sale of shares under the Lincoln Park Purchase Agreement.

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

For the nine months ended March 31, 2024, we reported a loss of $5,996 and a negative cash flow from operations of $5,734. We had an accumulated deficit of $157,550 and had cash and cash equivalents of $6,351 as of March 31, 2024. We are in the clinical stage and have not generated any revenues to date. We do not have the prospect of achieving revenues until such time that our product candidate is commercialized, or partnered, which may not ever occur. On August 2, 2022, we entered into the Purchase Agreement under which we received approximately $2,008 in net proceeds as of March 31, 2024, for the issuance of an aggregate of 662 shares of common stock under the Purchase Agreement. On October 9, 2023, we received stockholder approval to issue 20% or more of our outstanding shares as of the date we entered into the Purchase Agreement with Lincoln Park. On February 22, 2024, we determined that we have concluded utilization of the equity facility pursuant to the terms of the Purchase Agreement. In addition, on June 28, 2023, we announced that we had been awarded approximately $2,000 in grant funding for our REM-001 project.

On September 19, 2023, we entered into a Sales Agreement, (the “Sales Agreement”) with AGP pursuant to which we may offer and sell, from time to time, through AGP, as sales agent and/or principal, shares of common stock having an aggregate offering price of up to $10,900 (the “ATM Facility”). From October 31, 2023, until March 31, 2024, we raised $10,471 in net proceeds from the sale of 53,151 shares of our common stock under the ATM Facility. On February 22, 2024, we determined that we have concluded utilization of the ATM facility.

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

Consequently, management is pursuing various financing alternatives to fund our operations in the short and long term and so we can continue as a going concern. In addition, we initiated a process to explore and review a range of strategic alternatives focused on maximizing shareholder value, and as a result, entered into the Merger Agreement for the proposed Merger with TuHURA. If we do not receive stockholder approval for the Merger or the Merger is not otherwise consummated, management intends to seek to secure the necessary financing through potential additional proceeds from grant funding and the issue of new equity and/or the entering into of strategic partnership arrangements or pursue additional strategic transactions. In addition, if the Merger is not completed, we may not have sufficient capital to continue to operate our business in the long term and may become insolvent and be required to seek the protection of the bankruptcy courts and, without additional funding or a strategic transaction, we would likely be delisted from The Nasdaq Capital Market. Our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

The condensed consolidated financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Such adjustments could be material.

Our future funding requirements will depend on many factors, including but not limited to:

•
the consummation of the Merger, subject to stockholder approval;
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
•
the impact of us being a public entity.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, or strategic collaborations. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our shares of capital stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. Economic conditions may affect the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to complete the proposed Merger with TuHURA or secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan, file for bankruptcy protection or pursue a dissolution of the Company and liquidation of all of our remaining assets. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. We cannot provide assurance as to the amount of cash that will be available to distribute to shareholders, if any, after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution, if any.

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2023, contained in our Annual Report on Form 10-K filed with the SEC on September 18, 2023. While all of the significant accounting policies are important to our consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

• Fair value of financial instruments

• Accruals for research and development expenses and clinical trials

Fair value of financial instruments

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. Prior to our adoption of Accounting Standards Update 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period. For the nine months ended March 31, 2024, and 2023, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For the nine months ended March 31, 2024, and 2023, we utilized the plain vanilla method to determine the expected life of stock options. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

For the nine months ended March 31, 2024, and 2023, we issued stock options to our officers. The determination of grant-date fair value for options granted was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, interest rates, dividend yields, and the term of the option.

Accruals for research and development expenses and clinical trials

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the nine months ended March 31, 2024, and 2023, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023 filed with the SEC on September 18, 2023 and our Quarterly Reports on Form 10-Q filed with the SEC on November 13, 2023 and February 14, 2024 (collectively, the “Prior 10-Qs”), which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K and in our Prior 10-Qs except as noted below.

We are not currently in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. If we do not regain compliance and continue to meet the continued listing requirements, our common stock may be delisted from The Nasdaq Capital Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

Our common stock is listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires companies listed on The Nasdaq Capital Market to maintain a minimum bid price of $1 per share (the “Minimum Bid Price Requirement”).

On December 13, 2023, the Nasdaq staff notified us that we did not comply with the Minimum Bid Price Requirement (the “Bid Price Notice”). Pursuant to the Bid Price Notice, we have 180 calendar days from the date of the Bid Price Notice, or June 10, 2024, to regain compliance for a minimum of ten consecutive business days.

We will continue to monitor our bid price and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or maintain compliance even if we implement an option that regains our compliance.

If we fail to regain compliance with the Minimum Bid Price Requirement, or to meet the other applicable continued listing requirements for The Nasdaq Capital Market in the future, our common stock may be delisted and trade on the OTC Markets Group Inc. or other small trading markets, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock as well as reduce our ability to raise additional capital. In addition, if our common stock is delisted from Nasdaq and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions).

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)
None.

b)
None.

c)
During the fiscal quarter ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

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

Kintara Therapeutics, Inc.

Date: May 14, 2024	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)