Form 10-K
period 2024-06-30
Kintara Therapeutics, Inc.
filed 2024-10-07
CIK 1498382

srp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

As of December 31, 2023, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of our common stock of $0.1696 was approximately $1,723,383. For purposes of the above statement only, all directors, named executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of October 7, 2024 was 55,660,578.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Auditor Name: Marcum LLP Auditor Location: San Francisco, CA Auditor Firm ID: 688

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2024

i

PART I

Item 1. Business.

Background

Kintara Therapeutics, Inc. (“Kintara” or the “Company”) is a clinical stage, biopharmaceutical company focused on the development and commercialization of new cancer therapies.

We are the parent company of Del Mar Pharmaceuticals (B.C.) Ltd. (“Del Mar (BC)”), a British Columbia, Canada corporation, and Adgero Biopharmaceuticals Holdings, Inc., a Delaware Corporation (“Adgero”). We are also the parent company of Kayak Mergeco, Inc., our wholly owned subsidiary incorporated in the State of Delaware (“Kayak Mergeco”) formed to facilitate the proposed merger with TuHURA Biosciences, Inc. (“TuHURA”) as described below. In addition, we are also the parent company to 0959454 B.C. Ltd. (“Callco”) and 0959456 B.C. Ltd. (“Exchangeco”), which are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the reverse acquisition that occurred in 2013.

References to “we,” “us,” and “our” refer to Kintara and our wholly-owned subsidiaries, Del Mar (BC), Adgero, Adgero Bio, Callco, Exchangeco, and Kayak Mergeco.

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

Corporate Events

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
•
On December 13, 2023, the Nasdaq staff notified us that we did not comply with the Minimum Bid Price Requirement (the “Bid Price Notice”). Pursuant to the Bid Price Notice, we have 180 calendar days from the date of the Bid Price Notice, or June 10, 2024, to regain compliance for a minimum of ten consecutive business days. On June 12, 2024, the Nasdaq staff notified us that we are eligible for and has been granted an extension of 180 calendar days, or until December 9, 2024, to regain compliance for a minimum of ten consecutive business days. On October 4, 2024, at our Special Meeting of Stockholders (the “Special Meeting”), our stockholders approved a reverse stock split of our common stock, to be effected in the board of directors’ discretion of not less than 1-for-20 and not more than 1-for-40. We intend to effect a reverse stock split at a ratio within the range approved by our stockholders immediately prior to the consummation of the proposed Merger (as defined below).
•
In December 2023, we announced that our Board of Directors initiated a process to explore and review a range of strategic alternatives focused on maximizing stockholder value.
•
On February 12, 2024, we announced the initiation of an open label 15-patient study in CMBC patients which is evaluating REM-001 (the “REM-001 Study”), a second-generation PDT photosensitizer agent, and is designed to test the 0.8 mg dose as well as optimize the study design in advance of a Phase 3 trial initiation. The primary endpoint in the study is Best Overall Objective Response Rate (“bORR”) (complete response or partial response) of the target treatment fields at any time from treatment up to, and including, week 24. The majority of the costs to run this study will be covered by the $2 million Small Business Innovation Research grant Kintara was awarded from the NIH.
•
On February 27, 2024, we announced that we received a letter from Nasdaq stating that we had regained compliance with Nasdaq’s minimum stockholders’ equity requirement. Our common stock continues to trade on The Nasdaq Capital Market under the symbol “KTRA,” subject to our compliance with Nasdaq’s continued listing requirements.
•
On April 3, 2024, we announced that we had entered into a definitive merger agreement (the “Merger Agreement”) with Kayak Mergeco and TuHURA, pursuant to which Kayak Mergeco will merge with and into TuHURA, with TuHURA surviving the merger and becoming our direct, wholly-owned subsidiary (the “Merger”). Pursuant to the terms of the

Merger, shareholders of TuHURA will receive shares of our common stock. Our existing stockholders will receive contingent value rights (“CVR”), entitling them to receive shares of our common stock upon achievement of enrollment of a minimum of 10 patients in the REM-001 Study, with such patients each completing 8 weeks of follow-up on or before December 31, 2025. Under the terms of the Merger Agreement, on a pro forma basis, our stockholders post-merger are expected to collectively own approximately 2.85%, or approximately 5.45% including the shares underlying the CVR, of the common stock of the post-merger combined company on a fully-diluted basis.
•
On July 1, 2024, we announced advancements in enrollment, dosing and clinical site expansion in Kintara's open label 15-patient REM-001 study in CMBC. As of October 7, 2024, four patients had been dosed in the open label 15-patient REM-001 study in CMBC. In addition to Memorial Sloan Kettering Cancer Center, Montefiore Medical Center, the University Hospital for Albert Einstein College of Medicine, will soon begin screening patients.
•
On October 4, 2024, at the Special Meeting, our stockholders approved the requisite proposals to effect the completion of the proposed Merger with TuHURA. The proposed Merger is expected to be consummated in mid-October 2024, subject to regulatory approval and the satisfaction of the remaining closing conditions under the Merger Agreement.

Upcoming Clinical Milestones (subject to available financing)

Effective July 1, 2023, we were awarded a $2 million grant from the National Institutes of Health (“NIH”) to be received over a two-year period as expenses are incurred. The grant from the NIH will fund the majority of expenses related to the REM-001 Study. As a result of receiving the NIH grant, we re-initiated our REM-001 program and have opened enrollment at Memorial Sloan Kettering Cancer Center, where we have initiated treatment in a total of 4 patients as of October 7, 2024. We expect to complete enrollment of patients in the REM-001 Study in the fourth calendar quarter of 2024.

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

On October 19, 2022, we announced that the REM-001 program in CMBC was paused to conserve cash which was then used to support the funding of the GBM AGILE Study. Effective July 1, 2023, we were awarded a two-year $2 million Small Business Innovation Research grant from the National Institutes of Health to support the clinical development of REM-001 for the treatment of CMBC. The grant will be received in tranches of approximately $1.25 million for the period July 1, 2023, to June 30, 2024 ($0.8 million received), and approximately $0.75 million for the period July 1, 2024, to June 30, 2025. As a result of receiving the grant, we re-initiated our REM-001 program and have opened enrollment at Memorial Sloan Kettering Cancer Center, where we have initiated treatment in a total of 4 patients as of October 7, 2024. We expect to complete enrollment of patients in the REM-001 Study in the fourth calendar quarter of 2024.

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

VAL-083

On October 31, 2023, we announced preliminary topline results for VAL-083 from the GBM AGILE study. VAL-083 did not perform better than the current standards of care in glioblastoma and the preliminary safety data was similar to that of the current standards of care used to treat glioblastoma. As a result, we terminated the development of VAL-083. On February 13, 2024, we sent an Opt-Out Notice to Valent Technologies, LLC (“Valent”) under the Valent Assignment Agreement whereby we assigned all rights, title, and interest in and to the patents for VAL-083 to Valent. As a result, we granted Valent a non-exclusive, fully-paid, royalty-free, perpetual, worldwide and non-transferable license, subject to limited exceptions. We are entitled to receive royalties from Valent’s subsequent commercialization of VAL-083 equal to 5% of Valent Net Sales (as defined in the Valent Assignment Agreement).

Manufacturing

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

As of June 30, 2024, the amounts still to be paid or owed under that agreement are as follows:

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

Competition

The development and commercialization of new drug products is highly competitive. We expect that we will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to REM-001 and any other product candidates that we may seek to develop or commercialize in the future. Specifically, due to the large unmet medical need, global demographics and relatively attractive reimbursement dynamics, the oncology market is fiercely competitive and there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of cancer. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

Merger Agreement

On April 2, 2024, we entered into the Merger Agreement with Kayak Mergeco and TuHURA pursuant to which Merger Sub will merge with and into TuHURA, with TuHURA surviving the Merger and becoming our direct, wholly-owned subsidiary. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each then-outstanding share of TuHURA common stock, par value $0.001 per share (the “TuHURA Common Stock”) (other than any shares held in treasury and Dissenting Shares (as defined in the Merger Agreement)) will be converted into shares of our common stock equal to the Exchange Ratio, as such term is defined in the Merger Agreement, (ii) each then-outstanding TuHURA stock option will be assumed and converted into an option to purchase shares of our common stock, subject to certain adjustments as set forth in the Merger Agreement, and (iii) each then-outstanding warrant to purchase shares of TuHURA Common Stock (the “TuHURA Warrants”) will be assumed and converted into and exchangeable for a warrant of like tenor entitling the holder to purchase shares of our common stock, subject to certain adjustments as set forth in the Merger Agreement. In addition to the foregoing, the Merger Agreement provides that, at the closing of the Merger (the “Closing”), our corporate name will be changed to “TuHURA Biosciences, Inc.” Our existing stockholders will receive CVRs, entitling them to receive shares of our common stock upon achievement of enrollment of a minimum of 10 patients in the REM-001 Study, with such patients each completing 8 weeks of follow-up on or before December 31, 2025.

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

On October 4, 2024, at the Special Meeting, our stockholders approved the requisite proposals to effect the completion of the proposed Merger with TuHURA. The proposed Merger is expected to be consummated in mid-October 2024, subject to regulatory approval and the satisfaction of the remaining closing conditions under the Merger Agreement.

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
•
Adgero Bio, a Delaware corporation incorporated on November 16, 2007;
•
Callco and Exchangeco are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the Reverse Acquisition; and
•
Kayak Mergeco, a Delaware corporation incorporated on April 1, 2024. Kayak Mergeco was formed to facilitate the proposed Merger.

Research and Development

During the years ended June 30, 2024, and 2023, we recognized approximately $2.7 million and $9.3 million, respectively, in research and development expenses.

Employees

We have one full-time employee and retain the services of approximately 10 persons on an independent contractor/consultant and contract-employment basis. As such, we currently operate in a “virtual” corporate structure in order to minimize fixed personnel costs.

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
•
Failure to complete the Merger could negatively impact our stock price, future business and financial results.
•
Even if we consummate the Merger, we may not realize the anticipated benefits of the Merger.
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

As discussed in Note 1 to the consolidated financial statements for the fiscal year ended June 30, 2024, our consolidated financial statements for the fiscal year ended June 30, 2024 include an explanatory paragraph that such financial statements were prepared assuming that we will continue as a going concern. A going concern basis assumes that we will continue our operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

We are in the clinical stage and have not generated any revenues to-date. For the fiscal year ended June 30, 2024, we reported a loss of approximately $8.5 million and a negative cash flow from operations of approximately $7.2 million. We had an accumulated deficit of approximately $159.9 million and had cash and cash equivalents of approximately $4.9 million as of June 30, 2024. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. In the near future, we will require additional funding to maintain our clinical studies, research and development projects, and for general operations. These circumstances indicate substantial doubt exists about our ability to continue as a going concern within one year from the date of filing of the consolidated financial statements.

Consequently, management is pursuing various financing alternatives to fund our operations so we can continue as a going concern. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements in the event the Merger is not consummated. However, our ability to raise additional capital could be affected by various risks and uncertainties, including, but not limited to, global unrest. We may not be able to raise sufficient additional capital and may tailor our drug candidate development programs based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

The financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Such adjustments could be material.

We are a clinical stage company, have a history of operating losses, and expect to incur significant additional operating losses.

We are a clinical stage company with a history of operating losses. For the fiscal years ended June 30, 2024 and 2023, we had net losses of approximately $8.5 million and $14.6 million, respectively and an accumulated deficit of approximately $159.9 million at June 30, 2024. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in similar stages of operations. We expect to incur substantial additional net expenses and losses over the next several years as our research, development, clinical studies, and commercial activities increase.

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

If the Merger is not consummated, or until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and/or license and development agreements with collaboration partners. As of June 30, 2024, we had cash and cash equivalents of approximately $4.9 million. We expect the cash available at June 30, 2024, and the potential cash received from research grant funding, to fund our planned operations for less than one year from the date of filing this report on Form 10-K. We will need to raise additional capital to fund our planned operations.

To the extent that we raise additional capital through the sale of other equity or convertible debt securities, then-existing stockholders’ interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect their rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations.

If we raise funds through collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, if the Merger is not consummated, we may not have sufficient capital to continue to operate our business in the long term and may become insolvent and be required to seek the protection of the bankruptcy courts and, without additional funding or a strategic transaction, we would likely be delisted from Nasdaq.

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

Our common stock is listed for trading on Nasdaq. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share (“Minimum Bid Price Requirement”) for 30 consecutive business days. On December 13, 2023, the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Nasdaq Staff”) notified us that we did not comply with the Minimum Bid Price Requirement (the “Bid Price Notice”). Pursuant to the Bid Price Notice, we had 180 calendar days from the date of the Bid Price Notice, or June 10, 2024, to regain compliance for a minimum of ten consecutive business days. On June 12, 2024, the Nasdaq Staff notified us that we are eligible for and has been granted an extension of 180 calendar days, or until December 9, 2024, to regain compliance for a minimum of ten consecutive business days. On October 4, 2024, at the Special Meeting, our stockholders approved a reverse stock split of our common stock, to be effected in the board of directors’ discretion of not less than 1-for-20 and not more than 1-for-40. We intend to effect a reverse stock split at a ratio within the range approved by our stockholders immediately prior to the consummation of the proposed Merger.

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

We are currently focused on the development of one product candidate.

Our product development efforts are currently focused on one product candidate: REM-001 for CMBC. If REM-001 fails to achieve clinical endpoints or exhibit unanticipated toxicity or if a superior product is developed by a competitor, our prospects for obtaining regulatory approval and commercialization for either candidate may be negatively impacted. For example, we expect completion of enrollment of our REM-001 15-patient clinical study in the fourth calendar quarter of 2024; however, there can be no assurance that we will achieve full enrollment.

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

Our ability to commercialize REM-001, or any other product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

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

Pursuant to the terms of the St. Cloud Agreement we may be required to pay royalties.

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

Moreover, we may be subject to third-party pre-issuance submissions of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

Our laser light source and light delivery device are not currently covered by any patents. We do not have any patents pending, and do not currently intend to seek patent protection for these devices. As a result, competitors may be able to offer and sell products or drug delivery technology, as the case may be, using the same technology as our laser light source and/or light delivery devices, so long as these competitors do not infringe any other valid patents that it or third-parties hold.

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

We may not be able to initiate or continue clinical studies for REM-001 or any other product candidate if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical studies. Patient enrollment is a significant factor in the timing of clinical studies, and is affected by many factors, including:

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

Positive results in previous clinical studies of REM-001 may not be replicated in future clinical studies, which could result in development delays or a failure to obtain marketing approval.

Positive results in previous clinical studies of REM-001 may not be predictive of similar results in future clinical studies. Also, interim results during a clinical study do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies even after achieving promising results in early-stage development. Accordingly, the results from the completed preclinical studies and clinical studies for REM-001 may not be predictive of the results we may obtain in later stage studies. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical studies. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies have nonetheless failed to obtain FDA or EMA, or other regulatory agency, approval for their products.

FDA approval of REM-001, or future product candidates may be denied.

There can be no assurance that the FDA will ultimately approve our NDA. The FDA may deny approval of REM-001 for many reasons, including:

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

If REM-001 fails to receive FDA approval, our business and prospects will be materially adversely impacted.

We expect to rely on orphan drug status to develop and commercialize REM-001, but our orphan drug designations may not confer marketing exclusivity or other expected commercial benefits as anticipated.

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

With respect to REM-001, the FDA granted our request that tin ethyl etiopurpurin (the active pharmaceutical ingredient in REM-001) be designated as an orphan drug for treatment of BCCNS. We also hold an orphan drug designation that was initially awarded to Miravant for tin ethyl etiopurpurin for the prevention of access graft disease in hemodialysis patients.

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

We focus our research and product development on treatments for orphan cancer indications. Our projections of both the number of people who have failed other therapies or have limited medical options are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Additionally, because our target patient populations are small, we will be required to capture a significant market share to achieve and maintain profitability.

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

Our products and our ongoing development activities are subject to regulation by regulatory authorities in the countries in which we or our collaborators and distributors wish to test, manufacture or market our products. For instance, the FDA will regulate the product in the U.S. and equivalent authorities, such as the EMA, will regulate in Europe. Regulatory approval by these authorities will be subject to the evaluation of data relating to the quality, efficacy and safety of the product for its proposed use, and there can be no assurance that the regulatory authorities will find our data sufficient to support product approval of REM-001 or any future product candidates.

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

We have never commercialized a product. Even if REM-001 or any other product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If our product candidates are approved but do not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of REM-001 or any other product candidate, if approved for commercial sale, will depend on a number of factors, including:

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

We do not have a sales, marketing or distribution infrastructure and have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization, outsource these functions to third parties, or license our product candidates to others. If approved, we may seek to license REM-001 to a large pharmaceutical company with greater resources and experience than us. We may not be able to license REM-001 on reasonable terms, if at all. The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. We expect that we will commence the development of these capabilities prior to receiving approval of our product candidates. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could have prematurely or unnecessarily incurred these commercialization costs. Such a delay may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to our product candidates, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

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

The development and commercialization of new drug products is highly competitive. We expect that we will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to REM-001 and any other product candidates that we may seek to develop or commercialize in the future. Specifically, due to the large unmet medical need, global demographics and relatively attractive reimbursement dynamics, the oncology market is fiercely competitive and there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of cancer. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. All of the top ten global pharmaceutical companies and many of the mid-size pharmaceutical companies have a strong research and development and commercial presence in oncology. Several companies are marketing and developing oncology immunotherapy products.

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

We currently have one full-time employee, and retain the services of approximately 10 persons on an independent contractor/consultant and contract-employment basis. Our ability to manage growth effectively will require us to continue to implement and improve our management systems and to recruit and train new employees. Although we have done so in the past and expect to do so in the future, there can be no assurance that we will be able to successfully attract and retain skilled and experienced personnel.

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

We have engaged a single manufacturer to produce REM-001 GMP pharmaceutical ingredient and a single manufacturer to produce drug product for our planned clinical studies. If our manufacturer’s facility were damaged or destroyed, or otherwise subject to disruption, it would require substantial lead-time to replace our clinical supply. In such event, we would be forced to rely entirely on other third-party contract manufacturers for an indefinite period of time. We do not currently have established relationships with any back-up manufacturers. At this time no drug product has been manufactured by a third-party back-up manufacturer. Any disruptions or delays by our third-party manufacturers or their failure to meet regulatory compliance could impair our ability to develop REM-001, which would adversely affect our business and results of operations.

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

Because we became public through a “reverse acquisition”, securities analysts of brokerage firms may not provide or continue to provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any follow-on offerings on our behalf in the future.

Our Articles of Incorporation, as amended, allow for our board of directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 5,000,000 shares of our preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of additional series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock, or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

Issuance of our common stock upon exercise of warrants or options may depress the price of our common stock.

As of October 7, 2024, we had 55,661 shares of common stock issued and outstanding, outstanding warrants to purchase 611 shares of common stock, outstanding stock options to purchase 222 shares of common stock, and outstanding restricted stock units to purchase 4 shares of common stock. All common stock warrants, stock options, and restricted stock units are convertible, or exercisable into, one share of common stock.

The issuance of shares of our common stock upon the exercise of outstanding warrants or options could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

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

Risks Related to the Merger

The Exchange Ratio will not be adjusted in the event of any change in our stock price.

Except for adjustments based on the number of outstanding securities of Kintara and TuHURA immediately prior to Closing and as a result of the reverse stock split described herein, the Exchange Ratio (as defined in the Merger Agreement) is fixed. This means that the Exchange Ratio is not expected to change materially. Upon completion of the Merger, each issued and outstanding share of TuHURA common stock (other than treasury shares held by TuHURA and dissenting shares) will be converted into the right to receive approximately 1,386,777,532 shares of our common stock and each TuHURA Warrant will be converted into a warrant exercisable for that number of shares of our common stock equal to the product of (i) the aggregate number of shares of TuHURA common stock for which such warrant was exercisable and (ii) the Exchange Ratio. Therefore, the value of the shares to be issued in connection with the Merger will depend on the market price of our common stock at the Closing.

Changes in the market price of our common stock may result from a variety of factors that are beyond our control, including changes in our businesses, operations and prospects, regulatory considerations, governmental actions, and legal proceedings and developments.

Failure to complete the Merger could negatively impact our stock price, future business and financial results.

Our obligation to complete the Merger is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement. There can be no assurance that the conditions to completion of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed for any reason, our ongoing businesses may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including negative impacts on the trading price of our common stock, which could affect our ability to secure sufficient financing in the future on attractive terms (or at all) as a standalone company, and from our customers, vendors, regulators and employees;
•
we may be required to pay TuHURA a termination fee of $1,000 if we fail to consummate the Merger under specified circumstances;
•
we will be required to pay certain expenses incurred in connection with the Merger, whether or not the Merger is completed;
•
the Merger Agreement places certain restrictions on the operation of each of our business prior to the Closing, and such restrictions, the waiver of which is subject to the consent of TuHURA, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that we would have made, taken or pursued if these restrictions were not in place; and
•
matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In addition, we could be subject to litigation related to any failure to complete the Merger or related to any proceeding to specifically enforce our obligations under the Merger Agreement.

If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results and stock prices.

We may not realize the anticipated benefits and cost savings of the Merger.

While we will continue to operate independently until the completion of the Merger, the success of the Merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our and TuHURA’s businesses. Our ability to realize these anticipated benefits and cost savings is subject to certain risks, including, among others:

•
our ability to successfully combine our business with TuHURA’s;
•
the risk that the combined businesses will not perform as expected;
•
the extent to which the parties will be able to realize the expected synergies, which include realizing potential savings from re-assessing priority assets and aligning investments, eliminating duplication and redundancy, adopting an optimized operating model between both companies and leveraging scale, and creating value resulting from the combination of our and TuHURA’s businesses;
•
the possibility that the aggregate consideration being paid for TuHURA is greater than the value we will derive from the Merger;
•
the possibility that the combined company will not achieve the free cash flow that the parties have projected;
•
the reduction of cash available for operations and other uses;
•
the assumption of known and unknown liabilities of TuHURA; and
•
the possibility of costly litigation challenging the Merger.

If we are not able to successfully integrate our business with TuHURA’s within the anticipated time frame, or at all, the anticipated cost savings, synergies operational efficiencies and other benefits of the Merger may not be realized fully or may take longer to realize than expected, and the combined company may not perform as expected.

Integrating our and TuHURA’s businesses may be more difficult, time-consuming or costly than expected.

We and TuHURA have operated and, until completion of the Merger will continue to operate, independently, and there can be no assurances that our business can be integrated successfully with TuHURA’s business. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing businesses or unexpected integration issues, such as higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating our operations with TuHURA's in order to realize the anticipated benefits of the Merger so the combined business performs as expected include, among others:

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

In addition, at times, the attention of certain members of our management and our resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business and, consequently, the business of the combined company.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees, vendors and customers may have an adverse effect on us and consequently on the combined company after the Closing. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers and others that deal with us to defer or decline entering into contracts with us or making other decisions concerning our company or seek to change existing business relationships with us. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the Merger, our businesses could be harmed. Furthermore, the Merger Agreement places certain restrictions on the operation of our business prior to the Closing, which may delay or prevent us from undertaking certain actions or business opportunities that may arise prior to the consummation of the Merger.

Third parties may terminate or alter existing contracts or relationships with Kintara.

We have contracts with customers, vendors and other business partners which may require us to obtain consents from these other parties in connection with the Merger. If these consents cannot be obtained, the counterparties to these contracts and other third parties with which we currently have relationships may have the ability to terminate, reduce the scope of or otherwise materially adversely alter their relationships with us in anticipation of the Merger, or with the combined company following the Merger. The pursuit of such rights may result in us suffering a loss of potential future revenue, incurring liabilities in connection with a breach of such agreements or losing rights that are material to their businesses. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Merger. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Merger or the termination of the Merger.

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied, the Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed. In addition, the parties have the right to terminate the Merger Agreement under other specified circumstances, in which case the Merger would not be completed.

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied or waived (to the extent permitted by law), the Merger will not be completed.

These conditions include, among others: (i) the absence of certain legal impediments, (ii) obtaining all governmental authorizations, (iii) obtaining the Kintara stockholder approvals required for the consummation of the Merger (the “Kintara Stockholder Approval”), (iv) the approval of the Merger Agreement and the Merger by TuHURA stockholders and (v) the approval of the Nasdaq listing application and the listing of the Merger Shares on Nasdaq. In addition, each party’s obligation to complete the Merger is subject to the accuracy of the other parties’ representations and warranties in the Merger Agreement, the other parties’ compliance, in all material respects, with their respective covenants and agreements in the Merger Agreement. The Kintara Stockholder Approval was obtained on October 4, 2024 at the Special Meeting.

The remaining conditions to the Closing may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not completed by November 1, 2024, any party may choose not to proceed with the Merger. Moreover, the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger, before or after receipt of the Kintara Stockholder Approval and the approval of the Merger Agreement and the Merger by TuHURA stockholders and each party may elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated, we may incur substantial fees and expenses in connection with termination of such Agreement and we will not realize the anticipated benefits of the Merger. In addition, if the Merger is not completed, we may not have sufficient capital to continue to operate its business in the long term and may become insolvent and be required to seek the protection of the bankruptcy courts and, without additional funding or a strategic transaction, we would likely be delisted from Nasdaq.

We may waive one or more of the closing conditions to the Merger without re-soliciting stockholder approval.

We have the right to waive certain of the closing conditions to the Merger. Any such waiver may not require re-solicitation of stockholders, in which case our stockholders will not have the chance to change their votes as a result of any such waiver and we will have the ability to complete the Merger without seeking further stockholder approval. Any determination whether to waive any condition to the Merger, whether stockholder approval would be re-solicited as a result of any such waiver or whether the proxy statement/prospectus would be amended as a result of any waiver will be made us at the time of such waiver based on the facts and circumstances as they exist at that time, and any such waiver could have an adverse effect on the combined company.

Our stockholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

Following completion of the Merger, equityholders of TuHURA would own approximately 97.15% of the combined company on an “as converted” to our common stock basis (or 94.55% of the combined company after giving effect to the issuance of 53,897,125 shares of our common stock in connection with the Contingent Value Rights Agreement (as such term is defined in the Merger Agreement) (such shares, the “CVR Shares”)) and our existing equityholders would own approximately 2.85% of the combined company on an “as converted” to our common stock basis or (5.45% of the combined company after giving effect to the issuance of the CVR Shares). Consequently, our stockholders, as a group, will have reduced ownership and voting power in the combined company compared to their current ownership and voting power. In particular, upon consummation of the Merger, our stockholders, as a group, will have less than a majority of the ownership and voting power of Kintara. In addition, our stockholders, as a group, will be able to exercise less collective influence over the management and policies of Kintara than they currently exercise over the management and policies of Kintara.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. The Merger Agreement contains certain provisions that restrict our ability to solicit or facilitate proposals from third parties with respect to transactions involving the financing or sale of Kintara, or provide non-public information to, or otherwise participate or engage in discussions or negotiations with, third parties or take certain other actions that would reasonably be expected to lead to a third-party acquisition proposal. Further, there are only limited exceptions to the Merger Agreement provision requiring that our board of directors will not change its recommendation in favor of the adoption of the Merger Agreement. However, at any time prior to the receipt of the approval by our stockholders, in response to an unsolicited superior proposal made by a third party, our board of directors may make an adverse recommendation change, and terminate the Merger Agreement to enter into an alternative acquisition agreement, if our board of directors concludes in good faith, after consultation with their respective outside financial advisors and outside legal counsel, that the failure to take such action would be inconsistent with the fiduciary duties of our board of directors under the circumstances and under applicable law.

As described above, we may be required to pay a termination fee of $1,000,000 to TuHURA if the Merger is not consummated under specified circumstances. Upon obtaining approval by our stockholders, our right to terminate the Merger Agreement in response to a superior proposal will cease.

While we believe these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of Kintara from considering or proposing such an acquisition, even if we were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration or if we were prepared to enter into an agreement that may be more favorable to us or our stockholders.

The TuHURA forecasts considered by us and Lucid Capital Markets, LLC (“Lucid”), our advisor for purposes of rendering a fairness opinion in connection with the Merger, may not be realized, which may adversely affect the market price of our common stock following the completion of the Merger.

In performing its financial analyses and rendering its opinion related to the Merger, Lucid relied on, among other things, certain information, including the TuHURA forecasts. The TuHURA forecasts were prepared by, or at the direction of, the management of Kintara. None of these projections or forecasts were prepared with a view towards public disclosure or compliance with the published guidelines of the SEC, U.S. generally accepted accounting principles (“GAAP”) or the guidelines established by the American Institute of Certified Public Accountants for preparation and presentation of financial forecasts. These projections and forecasts are inherently based on various estimates and assumptions that are subject to the judgment of those preparing them. These projections and forecasts are also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Kintara. There can be no assurance that TuHURA’s financial condition, including its cash flows or results of operations will be consistent with those set forth in such projections and forecasts, which could have an adverse impact on the market price of our common stock or our financial position following the Merger.

Our executive officer and directors may have interests in the Merger that are different from, or in addition to, the rights of their respective stockholders.

Our executive officer negotiated the terms of the Merger Agreement, and our board of directors approved the Merger Agreement and the Merger and recommend that each stockholder vote in favor of the proposals at the Special Meeting. Our executive officer and directors may have interests in the Merger that are different from, or in addition to, our stockholders. These interests include the continued service of certain of our directors following the Merger, the indemnification of our executive officer and directors by Kintara.

We, and subsequently, the combined company, may have difficulty attracting, motivating and retaining executives and other key employees in light of the proposed Merger.

The combined company’s success after the Merger will depend in part on our ability to retain key executives and other employees. If any of our key employees depart or are at risk of departing, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to become employees of the combined business, we may have to incur significant costs in retaining such individuals or in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent, and the combined company’s ability to realize the anticipated benefits of the Merger may be materially and adversely affected. No assurance can be given that the combined company will be able to attract or retain key employees to the same extent that we have been able to attract or retain employees in the past.

We will incur significant transaction and Merger-related transition costs in connection with the Merger.

We expect that we will incur significant, non-recurring costs in connection with consummating the Merger and integrating the operations of the two companies post-closing. We may incur additional costs to retain key employees. We will also incur significant fees and expenses relating to financing arrangements and legal services (including any costs that would be incurred in defending against any potential class action lawsuits and derivative lawsuits in connection with the Merger if any such proceedings are brought), accounting and other fees and costs, associated with consummating the Merger. Some of these costs are payable regardless of whether the Merger is completed. In addition, we may be required to pay a termination fee of $1,000,000 if the Merger Agreement is terminated under specified circumstances. Though we continue to assess the magnitude of these costs, additional unanticipated costs may be incurred in the Merger and the integration of our business with TuHURA’s business.

We may be the target of securities class action and stockholder lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and stockholder lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect our, or, if the Merger is completed but delayed, the combined company’s business, financial position and results of operations. As of the date of this Annual Report, no such lawsuits have been filed in connection with the Merger and we cannot predict whether any will be filed.

The lack of a public market for TuHURA shares makes it difficult to determine the fair market value of the TuHURA shares, and we may pay more than the fair market value of the TuHURA shares.

TuHURA is privately held and its capital stock is not traded in any public market. The lack of a public market makes it extremely difficult to determine TuHURA’s fair market value. Because the percentage of our equity to be issued to TuHURA stockholders was determined based on negotiations between the parties, it is possible that we may pay more than the aggregate fair market value for TuHURA in connection with the Merger.

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
•
our ability to complete the Merger with TuHURA and realize the anticipated benefits of the Merger;

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

Item 1C. Cybersecurity

Cybersecurity Risk Management

Like many companies, we face significant and persistent cybersecurity risks. The small size of our organization and limited resources could exacerbate these risks. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management strategy, which is comprised of a wide array of policies, standards, architecture, processes, and governance. Under the guidance and supervision of our Chief Executive Officer (“CEO”), we further limit risk by delegating our information technology and cybersecurity to a leading third-party IT consultant to safeguard our networks. Additionally, as an added layer of security, all of our data is stored on the cloud.

Despite being a small organization, we are committed to maintaining governance and oversight of these risks and to implementing standard operating procedures (“SOPs”) and training to help us assess, identify, monitor and respond to these risks. Employees are trained to avoid phishing emails, and our internal controls system is designed to mitigate the risk of payments of fraudulent invoices.

Governance

We aim to incorporate industry best practices for companies of our size and financial strength throughout our cybersecurity program. Our board of directors has ultimate oversight of cybersecurity risk. The Chief Executive Officer reports to our board of directors. Our Chief Executive Officer provides periodic updates to the board of directors on (1) any critical cybersecurity risks; (2) ongoing cybersecurity initiatives and strategies; (3) applicable regulatory requirements; and (4) industry standards. The Chief Executive Officer also notifies the board of directors of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

Item 2. Properties.

Our corporate headquarters are currently located at 9920 Pacific Heights Blvd, Suite 150, San Diego CA, 92121. The current rent at that location under a one-year renewable lease is $2.4 thousand per year. Until January 2024, we also maintained administrative offices located at Suite 720-999 West Broadway, Vancouver, British Columbia, Canada on a month-to-month basis at a rate of $1.9 thousand (CA$2.5 thousand) per month. During the year ended June 30, 2024, we recorded a total of $14 thousand as rent expense (2023 - $39 thousand).

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

As of October 7, 2024, there were approximately 442 holders of record of our common stock.

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

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which represent our projections, estimates, expectations, or beliefs concerning, among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance, all of which are based on our current expectations not taking the Merger into account and will be affected by the Merger if it is consummated and by uncertainties and risks described throughout this filing, particularly in “Risk Factors.”. In some cases, you can identify these statements by terminology such as “may,” “should,” “plans,” “believe,” “will,” “anticipate,” “estimate,” “expect,” “project,” or “intend,” including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by us or any other person that our events or plans will be achieved. In particular, our future business focus and operations will be substantially different than our historical business focus and operations if the Merger is consummated. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as may be required under applicable securities laws, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report or to reflect the occurrence of unanticipated events.

You should review the factors and risks we describe under “Risk Factors” in this report on Form 10-K for the year ended June 30, 2024, and in our other filings with the Securities and Exchange Commission, available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

Corporate History

We are a Nevada corporation formed on June 24, 2009, under the name Berry Only, Inc. On January 25, 2013, we entered into and closed the Exchange Agreement with Del Mar (BC), Callco, Exchangeco and the security holders of Del Mar (BC). Upon completion of the Exchange Agreement, Del Mar (BC) became our wholly-owned subsidiary of ours (the “Reverse Acquisition”). We are also the parent company of Kayak Mergeco, our wholly owned subsidiary incorporated in the State of Delaware formed to facilitate the Merger with TuHURA. The following discussion and analysis of our financial condition and results of operations and liquidity and capital resources does not reflect material changes to our business, assets, liabilities, financial condition, operations, management, liquidity, capital resources, and prospects that will occur if the Merger is consummated.

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
•
Adgero Bio, a Delaware corporation incorporated on November 16, 2007;
•
Callco and Exchangeco are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the Reverse Acquisition; and
•
Kayak Mergeco, a Delaware corporation incorporated on April 1, 2024.

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

As of October 7, 2024, we had 55,661 shares of common stock issued and outstanding, outstanding warrants to purchase 611 shares of common stock, outstanding stock options to purchase 222 shares of common stock, and outstanding restricted stock units to purchase 4 shares of common stock. All common stock warrants, stock options, and restricted stock units are convertible, or exercisable into, one share of common stock.

On June 30, 2023, we amended our Articles of Incorporation to increase the number of authorized shares of common stock from 5,500 to 75,000 shares.

On July 12, 2024, we filed Certificates of Withdrawal of Designation relating to the Special Voting Preferred Stock and the Series B Preferred Stock with the Secretary of State of Nevada and terminated the designation of its Special Voting Preferred Stock and Series B Preferred Stock. At the time of the filing of the such certificates, no shares of any of the previously designated Special Voting Preferred Stock and Series B Preferred Stock were outstanding.

On August 19, 2024, we issued 59 shares of common stock to the holders of Series C Preferred Stock, representing the 25% dividend payable on the fourth anniversary, and 235 shares of common stock to the holders of the Series C Preferred Stock upon the automatic conversion of the outstanding Series C Preferred Stock. Also on August 19, 2024, warrants to purchase 42 shares of Series C Preferred Stock expired unexercised.

On October 4, 2024, we filed Certificates of Withdrawal of Designation relating to the Series C-1 Preferred Stock, the Series C-2 Preferred Stock and the Series C-3 Preferred Stock (collectively, the “Series C Preferred Stock”) with the Secretary of State of Nevada and terminated the designation of our Series C Preferred Stock on October 7, 2024. At the time of the filing of such certificates, no shares of any of the previously designated Series C Preferred Stock were outstanding.

On October 4, 2024, at the Special Meeting, our stockholders approved a reverse stock split of our common stock, to be effected in the board of directors’ discretion of not less than 1-for-20 and not more than 1-for-40. We intend to effect a reverse stock split at a ratio within the range approved by our stockholders immediately prior to the consummation of the proposed Merger.

Proposed Merger with TuHURA

On October 4, 2024, at the Special Meeting, our stockholders approved the requisite proposals to effect the completion of the proposed Merger with TuHURA. The proposed Merger is expected to be consummated in mid-October 2024, subject to regulatory approval and the satisfaction of the remaining closing conditions under the Merger Agreement.

Related Parties

We acquired our initial patents and technology rights from Valent, an entity owned by Dr. Dennis Brown, our former Chief Scientific Officer. On February 13, 2024, we sent an Opt-Out Notice to Valent under the Valent Assignment Agreement whereby we assigned all rights, title, and interest in and to the patents for VAL-083 to Valent. As a result, Valent is a related party for the year ended June 30, 2024.

Selected Annual Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at June 30, 2024, and June 30, 2023, is the US dollar and our financial data is expressed in thousands, except par value and per share amounts unless otherwise noted. The following tables represent selected financial information for us for the periods presented.

Selected Balance Sheet data (in thousands)

	June 30, 2024	June 30, 2023
	$	$
Cash and cash equivalents	4,909	1,535
Working capital	3,269	188
Total assets	6,202	3,979
Total stockholders’ equity	3,757	731

Selected Statement of Operations data (in thousands, except per share data)

For the years ended

	June 30, 2024	June 30, 2023
Expenses
Research and development	$2,663	$9,311
General and administrative	5,788	5,485
	(8,451)	(14,796)
Other income
Foreign exchange	(8)	10
Interest, net	139	137
	131	147
Net loss for the year	(8,320)	(14,649)
Series A Preferred cash dividend	(8)	(8)
Series C Preferred stock dividend	(173)	(362)
Net loss for the year attributable to common stockholders	$(8,501)	$(15,019)
Basic and fully diluted weighted average number of shares	26,352	1,620
Basic and fully diluted loss per share	$(0.32)	$(9.27)

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

For the years ended (in thousands)

	June 30, 2024 $	June 30, 2023 $
Research and development net of non-cash share-based, compensation expense - Non-GAAP	2,438	8,827
Add: non-cash share-based compensation expense	225	484
Research and development - GAAP	2,663	9,311

General and administrative net of non-cash share-based, compensation expense - Non-GAAP	5,235	4,279
Add: non-cash share-based compensation expense	553	1,206
General and administrative - GAAP	5,788	5,485

Comparison of the years ended June 30, 2024 and June 30, 2023

	Years ended
	June 30, 2024 $	June 30, 2023 $	Change $	Change %
	(in thousands)
Expenses
Research and development	2,663	9,311	(6,648)	(71)
General and administrative	5,788	5,485	303	6
	(8,451)	(14,796)	6,345
Other income (loss)
Foreign exchange	(8)	10	(18)	(180)
Interest, net	139	137	2	1
	131	147	(16)
Net loss	(8,320)	(14,649)	6,329

Research and Development

Research and development expenses decreased to $2,663 for the year ended June 30, 2024, from $9,311 for the year ended June 30, 2023. The decrease was largely attributable to a $5,701 decrease in clinical development costs, as well as smaller decreases in personnel, intellectual property, database costs, and non-cash, share-based compensation expenses incurred during the year ended June 30, 2024, compared to the year ended June 30, 2023.

Clinical development costs have decreased in the year ended June 30, 2024, compared to the year ended June 30, 2023, primarily due to lower costs recognized for the GBM AGILE Study. Other research and development expenses, including intellectual property costs, database costs, and personnel costs, have decreased in the year ended June 30, 2024, compared to the year ended June 30, 2023, due to an overall reduction of activity resulting from the assignment of VAL-083 and its patents to Valent in the period. Non-cash, share-based compensation expense decreased to $225 for the year ended June 30, 2024, from $484 for the year ended June 30, 2023, due to the higher compensation expense recognized during the year ended June 30, 2023, for stock options granted in September 2022.

General and Administrative

General and administrative expenses were $5,788 for the year ended June 30, 2024, compared to $5,485 for the year ended June 30, 2023. Professional fees have increased for the year ended June 30, 2024, compared to the year ended June 30, 2023, largely due to costs incurred in relation to the Merger Agreement. This increase is offset by a decrease in lower personnel costs, non-cash, share-based compensation expenses, office and sundry, and travel in the current fiscal year compared to the same period in the prior fiscal year. Personnel costs have decreased in the year ended June 30, 2024, compared to the year ended June 30, 2023, largely due to a reduction in staff. Non-cash, share-based compensation expense decreased to $553 for the year ended June 30, 2024, from $1,206 for the year ended June 30, 2023, due to the recognition of higher compensation expense recognized during the year ended June 30, 2023, for stock options granted in September 2022. Office and sundry was lower during the year ended June 30, 2024, compared to the year ended June 30, 2023, due to reduced insurance costs.

Preferred Stock Dividends

During the year ended June 30, 2024, we issued 49 (2023 – 43) shares of common stock as a stock dividend on the Series C Preferred stock and recognized $173 (2023 - $362) as a direct increase in accumulated deficit.

For each of the years ended June 30, 2024, and June 30, 2023, we recorded $8 related to the dividend payable to Valent on the Series A Preferred Stock. The dividend has been recorded as a direct increase in accumulated deficit for both years.

Liquidity and Capital Resources

Comparison of the years ended June 30, 2024 and June 30, 2023

	June 30, 2024 $	June 30, 2023 $	Change $	Change %
Cash flows from operating activities	(7,176)	(11,865)	4,689	(40)
Cash flows from investing activities	(20)	(232)	212	(91)
Cash flows from financing activities	10,570	1,852	8,718	471

Operating Activities

Net cash used in operating activities decreased to $7,176 for the year ended June 30, 2024, from $11,865 for the year ended June 30, 2023. During the year ended June 30, 2024, and 2023, we reported net losses of $8,320 and $14,649, respectively. Changes in adjustments to reconcile net loss to net cash used in operating activities for the year ended June 30, 2024, included stock option expense of $607 and restricted stock unit expense of $171 being recognized during the current fiscal year compared to $1,490 and $200, respectively, in the same period in the prior fiscal year. The most significant changes in working capital for the year ended June 30, 2024, were related to a decrease in clinical trial deposits of $870, a decrease in accounts payable and accrued liabilities of $577 and a decrease in prepaid expenses of $299. The most significant changes in working capital for the year ended June 30, 2023, were related to an increase in clinical trial deposits of $1,700, a decrease in accounts payable and accrued liabilities of $442 and a decrease in related party payables of $423.

Investing Activities

Net cash used in investing activities was $20 for the year ended June 30, 2024, for the purchase of equipment, compared to $232 for the year ended June 30, 2023.

Financing Activities

During the year ended June 30, 2024, we received $10,471 in net proceeds from sales of shares under our ATM Facility (as defined herein) with A.G.P./Alliance Global Partners (“AGP”), $105 in net proceeds from the sale of shares under the stock purchase agreement, dated as of August 2, 2022, (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to a maximum of $20,000 of shares of our common stock.

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

For the year ended June 30, 2024, we reported a loss of $8,320 and a negative cash flow from operations of $7,176. We had an accumulated deficit of $159,876 and had cash and cash equivalents of $4,909 as of June 30, 2024. We are in the clinical stage and have not generated any revenues to date. We do not have the prospect of achieving revenues until such time that our product candidates are commercialized, or partnered, which may not ever occur. On August 2, 2022, we entered into the Purchase Agreement under which we received approximately $2,008 in net proceeds as of June 30, 2024, for the issuance of an aggregate of 662 shares of common stock under the Purchase Agreement. On October 9, 2023, we received stockholder approval to issue 20% or more of our outstanding shares as of the date we entered into the Purchase Agreement with Lincoln Park. On February 22, 2024, we determined that we have concluded utilization of the equity facility pursuant to the terms of the Purchase Agreement. In addition, on June 28, 2023, we announced that we had been awarded approximately $2,000 in grant funding for our REM-001 project.

On September 19, 2023, we entered into a Sales Agreement, (the “Sales Agreement”) with AGP pursuant to which we may offer and sell, from time to time, through AGP, as sales agent and/or principal, shares of common stock having an aggregate offering price of up to $10,900 (the “ATM Facility”). From October 31, 2023, until June 30, 2024, we raised $10,471 in net proceeds from the sale of 53,151 shares of our common stock under the ATM Facility. On February 22, 2024, we determined that we have concluded utilization of the ATM facility.

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

Consequently, management is pursuing various financing alternatives to fund our operations in the short and long term so we can continue as a going concern. In addition, we initiated a process to explore and review a range of strategic alternatives focused on maximizing shareholder value, and as a result, entered into the Merger Agreement for the proposed Merger with TuHURA. If the Merger is not consummated, management intends to seek to secure the necessary financing through potential additional proceeds from grant funding, and the issue of new equity and/or the entering into of strategic partnership arrangements or pursue additional strategic transactions. In addition, if the Merger is not completed, we may not have sufficient capital to continue to operate our business in the long term and may become insolvent and be required to seek the protection of the bankruptcy courts and, without additional funding or a strategic transaction, we would likely be delisted from The Nasdaq Capital Market. Our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

The consolidated financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Such adjustments could be material.

Our future funding requirements will depend on many factors, including but not limited to:

•
the consummation of the Merger, subject to regulatory approval and the satisfaction of the remaining closing conditions under the Merger Agreement;
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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2024, contained in Item 8 in this Form 10-K. While all of the significant accounting policies are important to our consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

•
Fair value of financial instruments
•
Accruals for research and development expenses and clinical trials

Fair value of financial instruments

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. Prior to our adoption of Accounting Standards Update 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period. For the years ended June 30, 2024 and 2023, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For each of the years ended June 30, 2024, and June 30, 2023, we utilized the plain vanilla method to determine the expected life of stock options. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

For the years ended June 30, 2024, and 2023, we issued stock options to our officers. The determination of grant-date fair value for options granted was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, interest rates, dividend yields, and the term of the option.

For the years ended June 30, 2024, and 2023, we issued restricted stock units (“RSUs”) to our officers. The RSUs were valued using the closing price of our common stock on the date of issuance of the respective RSUs with the total expense being recognized over the vesting period of the RSUs.

Accruals for research and development expenses and clinical trials

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the years ended June 30, 2024, and 2023, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Kintara Therapeutics, Inc.

Consolidated Financial Statements

For the years ended June 30, 2024 and 2023

(expressed in US dollars unless otherwise noted)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kintara Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kintara Therapeutics, Inc. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. Estimated accruals are determined based on reviewing contractual terms and through communications with internal clinical personnel and external service providers including CRO’s as to the progress or state of its trials. The principal consideration for our determination that performing procedures related to the clinical trial expenses, specifically related to the year-end accrual for clinical trial costs, is a critical audit matter is that there was significant judgment by management in determining the progress of the activities included in the individual clinical trial agreements based on internal and external information.

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

San Francisco, CA

October 7, 2024

Kintara Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

		June 30, 2024	June 30, 2023
	Note	$	$

Assets
Current assets
Cash and cash equivalents		4,909	1,535
Prepaid expenses, deposits and other		414	660
Clinical trial deposit	3	205	1,075
Total current assets		5,528	3,270
Property and equipment, net	5	674	709
Total assets		6,202	3,979
Liabilities
Current liabilities
Accounts payable and accrued liabilities		2,207	2,784
Related party payables	6	52	298
Total current liabilities		2,259	3,082
Milestone payment liability	7	186	166
Total liabilities		2,445	3,248
Stockholders' equity
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at June 30, 2024 (June 30, 2023 – 279)	6,8	279	279
14 Series C shares at June 30, 2024 (June 30, 2023 – 14)	8	9,973	10,366
Common stock
Authorized
75,000 shares at June 30, 2024 (June 30, 2023 - 75,000), $0.001 par value
Issued and outstanding
55,305 issued at June 30, 2024 (June 30, 2023 – 1,692)	8	55	2
Additional paid-in capital	8	153,305	141,438
Accumulated deficit		(159,876)	(151,375)
Accumulated other comprehensive income		21	21
Total stockholders’ equity		3,757	731
Total liabilities and stockholders’ equity		6,202	3,979
Nature of operations, corporate history, going concern and management plans (note 1)
Commitments and contingencies (note 10)
Subsequent events (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

Kintara Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

		For the years ended June 30,
	Note	2024	2023
Expenses
Research and development		$2,663	$9,311
General and administrative		5,788	5,485
		(8,451)	(14,796)
Other income / (loss)
Foreign exchange		(8)	10
Interest, net		139	137
		131	147
Net loss for the year		(8,320)	(14,649)
Computation of basic loss per share
Net loss for the year		(8,320)	(14,649)
Series A Preferred cash dividend	6, 8	(8)	(8)
Series C Preferred stock dividend	6, 8	(173)	(362)
Net loss for the year attributable to common stockholders		$(8,501)	$(15,019)
Basic and fully diluted loss per share		(0.32)	(9.27)
Basic and fully diluted weighted average number of shares		26,352	1,620

The accompanying notes are an integral part of these consolidated financial statements.

Kintara Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended June 30, 2024 and 2023

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total Stockholders' equity $
Balance - June 30, 2022	1,311	1	135,575	21	12,554	(136,356)	11,795
Issuance of shares and warrants - net of issue costs	262	1	1,902	—	—	—	1,903
Issuance of shares for services	16	—	110	—	—	—	110
Conversion of Series C Preferred stock to common stock	45	—	1,909	—	(1,909)	—	—
Additional shares issued on reverse stock split	15	—	—	—	—	—	—
Stock option expense	—	—	1,490	—	—	—	1,490
Restricted stock unit expense	—	—	90	—	—	—	90
Series A Preferred cash dividend	—	—	—	—	—	(8)	(8)
Series C Preferred stock dividend	43	—	362	—	—	(362)	—
Net loss for the year	—	—	—	—	—	(14,649)	(14,649)
Balance - June 30, 2023	1,692	2	141,438	21	10,645	(151,375)	731
Issuance of shares and warrants - net of issue costs	53,551	53	10,523	—	—	—	10,576
Issuance of shares on vesting of restricted stock units	4	—	—	—	—	—	—
Conversion of Series C Preferred stock to common stock	9	—	393	—	(393)	—	—
Stock option expense	—	—	607	—	—	—	607
Restricted stock unit expense	—	—	171	—	—	—	171
Series A Preferred cash dividend	—	—	—	—	—	(8)	(8)
Series C Preferred stock dividend	49	—	173	—	—	(173)	—
Net loss for the year	—	—	—	—	—	(8,320)	(8,320)
Balance - June 30, 2024	55,305	55	153,305	21	10,252	(159,876)	3,757

The accompanying notes are an integral part of these consolidated financial statements.

Kintara Therapeutics, Inc.

Consolidated Statements of Cash Flows

June 30, 2024

(In thousands)

		For the years ended June 30,
		2024	2023
	Note	$	$
Cash flows from operating activities
Net loss for the year		(8,320)	(14,649)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	4	55	60
Amortization of clinical trial deposit	3	—	3,225
Change in fair value of milestone liability		20	3
Restricted stock units and shares issued for services	8	171	200
Stock option expense	8	607	1,490
Changes in operating assets and liabilities
Prepaid expenses, deposits and other		246	371
Clinical trial deposits	3	870	(1,700)
Accounts payable and accrued liabilities		(577)	(442)
Related party payables		(248)	(423)
Net cash used in operating activities		(7,176)	(11,865)
Cash flows from investing activities
Purchase of equipment		(20)	(232)
Net cash used in investing activities		(20)	(232)
Cash flows from financing activities
Net proceeds from the issuance of shares and warrants	8	10,576	1,903
Payment of prior year issuance costs		—	(43)
Series A preferred cash dividend	8	(6)	(8)
Net cash provided by financing activities		10,570	1,852
Increase (decrease) in cash and cash equivalents		3,374	(10,245)
Cash and cash equivalents – beginning of year		1,535	11,780
Cash and cash equivalents – end of year		4,909	1,535
Supplementary information (note 11)

The accompanying notes are an integral part of these consolidated financial statements.

Kintara Therapeutics, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

(In thousands)

1.
Nature of operations, corporate history, and going concern and management plans

Nature of operations

Kintara Therapeutics, Inc. (the “Company”) is a clinical-stage drug development company with a focus on the development of novel cancer therapies for patients with unmet medical needs. The Company is developing one late-stage therapeutics - REM-001 for cutaneous metastatic breast cancer (“CMBC”). In order to accelerate the Company’s development timelines, it leverages existing preclinical and clinical data from a wide range of sources. The Company may seek marketing partnerships in order to potentially offset clinical costs and to generate future royalty revenue from approved indications of its product candidates.

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

Kintara Therapeutics, Inc. is the parent company of Del Mar (BC), a British Columbia, Canada corporation and Adgero which are clinical-stage companies with a focus on the development of drugs for the treatment of cancer. The Company is also the parent company to Callco and Exchangeco which are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the Reverse Acquisition. In connection with the Adgero merger, the Company also became the parent company of Adgero Biopharmaceuticals, Inc. (“Adgero Bio”), formerly a wholly-owned subsidiary of Adgero. The Company is also the parent company to Kayak Mergeco, Inc. (“Kayak Mergeco”), a Delaware company, formed to facilitate the proposed merger with TuHURA Biosciences, Inc. as described below.

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

For the year ended June 30, 2024, the Company reported a loss of $8,320 and a negative cash flow from operations of $7,176. The Company had an accumulated deficit of $159,876 and had cash and cash equivalents of $4,909 as of June 30, 2024. The Company is in the clinical stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidates are commercialized, or partnered, which may not ever occur. On August 2, 2022, the Company entered into a stock purchase agreement under which the Company has issued 662 shares of common stock for $2,008 in net proceeds as of June 30, 2024. In addition, on June 28, 2023, the Company announced that it had been awarded approximately $2,000 in grant funding to be received over a two-year period for its REM-001 project. During the year ended June 30, 2024, the Company issued an additional 53,151 shares of common stock for net proceeds of $10,471 from its at-the-market (“ATM”) facility, issued an additional 400 shares of common stock for net proceeds of $105 from its Lincoln Park Purchase Agreement (Note 8), and announced that it is suspending the development of VAL-083. Even with the proceeds from the grant funding, the stock purchase financing, and the ATM sales, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations.

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

Merger with TuHURA Biosciences, Inc.

On April 2, 2024, the Company, Kayak Mergeco, a wholly-owned subsidiary of Kintara incorporated in the State of Delaware, and TuHURA Biosciences, Inc., a Delaware corporation (“TuHURA”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Kayak Mergeco will merge with and into TuHURA, with TuHURA surviving the merger and becoming a direct, wholly-owned subsidiary of the Company (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each then-outstanding share of TuHURA common stock, par value $0.001 per share (the “TuHURA Common Stock”) (other than any shares held in treasury and Dissenting Shares (as defined in the Merger Agreement)) will be converted into shares of the Company’s common stock equal to the Exchange Ratio, as such term is defined in the Merger Agreement, (ii) each then-outstanding TuHURA stock option will be assumed and converted into an option to purchase shares of the Company’s common stock, subject to certain adjustments as set forth in the Merger Agreement, and (iii) each then-outstanding warrant to purchase shares of TuHURA Common Stock (the “TuHURA Warrants”) will be assumed and converted into and exchangeable for a warrant of like tenor entitling the holder to purchase shares of the Company’s common stock, subject to certain adjustments as set forth in the Merger Agreement. In addition to the foregoing, the Merger Agreement provides that, at the closing of the Merger, the corporate name of the Company will be changed to “TuHURA Biosciences, Inc.” Existing Company stockholders will receive contingent value rights (“CVR”), entitling them to receive shares of the Company's common stock upon achievement of enrollment of a minimum of 10 patients in the REM-001 clinical trial, with such patients each completing 8 weeks of follow-up on or before December 31, 2025.

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

The transaction is anticipated to close in the fourth calendar quarter of 2024 and remains subject to regulatory approval as of October 7, 2024.

Termination Fees Payable by Kintara

If the Merger Agreement is terminated by either the Company or TuHURA under certain circumstances, the Company must pay TuHURA a termination fee of $1,000.

If TuHURA terminates the Merger Agreement under certain circumstances, the Company must reimburse TuHURA for expenses incurred by TuHURA in connection with the Merger Agreement and the transactions contemplated thereby, up to a maximum of $750.

Termination Fees Payable by TuHURA

If the Merger Agreement is terminated by either the Company or TuHURA under certain circumstances, TuHURA must pay the Company a termination fee of $1,000.

If the Company terminates the Merger Agreement under certain circumstances, TuHURA must reimburse the Company for expenses incurred by the Company in connection with the Merger Agreement and the transactions contemplated thereby, up to a maximum of $750.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Adgero, Adgero Bio, Del Mar BC, Callco, Exchangeco, and Kayak Mergeco as of, and for the years ended June 30, 2024, and 2023. All intercompany balances and transactions have been eliminated in consolidation.

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

Foreign currency translation

The functional currency of the Company at June 30, 2024, is the United States dollar. Transactions that are denominated in a foreign currency are remeasured into the functional currency at the current exchange rate on the date of the transaction. Any foreign-currency denominated monetary assets and liabilities are subsequently remeasured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the consolidated statement of operations. Non-monetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in consolidated statement of operations for the period.

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

As of June 30, 2024, and 2023, all deferred tax assets were fully offset by a valuation allowance. The realization of deferred tax assets is dependent upon future federal, state and foreign taxable income. The Company’s judgments regarding deferred tax assets may change due to future market conditions, as the Company expands into international jurisdictions, due to changes in U.S. or international tax laws and other factors.

These changes, if any, may require material adjustments to the Company’s deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period in which such determinations are made. The Company recognizes the impact of uncertain tax positions based upon a two-step process. To the extent that a tax position does not meet a more-likely-than-not level of certainty, no impact is recognized in the consolidated financial statements. If a tax position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s policy is to analyze the Company’s tax positions taken with respect to all applicable income tax issues for all open tax years in each respective jurisdiction. Interest and penalties with respect to uncertain tax positions would be included in income tax expense. As of June 30, 2024, the Company concluded that there were no uncertain tax provisions required to be recognized in its consolidated financial statements.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. As June 30, 2024, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes. In the event the Company is required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. As of June 30, 2024, the Company’s milestone payment liability was measured using level 3 inputs.

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

Accruals for research and development expenses and clinical trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended June 30, 2024, and 2023, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Warrants and shares issued for services

The Company has issued equity instruments for services provided by employees and non-employees. The equity instruments are valued at the fair value of the instrument issued.

Stock options

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. Prior to our adoption of Accounting Standards Update ("ASU") 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period. For the years ended June 30, 2024, and 2023, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For years ended June 30, 2024, and 2023, the Company utilized the plain vanilla method to determine the expected life of stock options. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. The Company recognizes forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

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

Loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. For the years ended June 30, 2024, and 2023, diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, restricted stock units, and convertible preferred shares is anti-dilutive. As of June 30, 2024, potential common shares of 677 (2023 – 713) related to outstanding common share warrants, 42 (2023 – 42) related to outstanding Series C preferred stock warrants, 222 (2023 – 198) related to stock options, 66 (2023 - 78) related to restricted stock units, and 235 (2023 – 245) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07”). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. Management considers that the guidance does not have a significant impact on the disclosures set out in these consolidated financial statements.

In December 2023, FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740)” (“ASU 2023-09”). The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. One of the amendments in ASU 2023-09 includes disclosure of, on an annual basis, a tabular rate reconciliation of (i) the reported income tax expense (or benefit) from continuing operations, to (ii) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate of the jurisdiction of domicile using specific categories, including separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold of 5%. ASU 2023-09 also requires disclosure of, on an annual basis, the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions, including additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments in ASU2023-09 are effective for annual periods beginning after December 15, 2024, and should be applied prospectively. The Company is currently evaluating the impact of the update on the Company’s consolidated financial statements and related disclosures.

Except as disclosed elsewhere, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

3.
Clinical trial deposit

In October 2020, the Company announced that it had entered into a final agreement with a contract research organization (“CRO”) for the management of the Company’s registrational study of VAL-083 for glioblastoma. Under the agreement, the Company supplied the drug for the study and the CRO managed all operational aspects of the study including site activation and patient enrollment. The Company was required to make certain payments under the agreement related to patient enrollment milestones. For the year ended June 30, 2024, the Company has recognized an expense of $563 (2023 - $5,065), respectively, for this study in relation to clinical site initiation and patient enrollment.

On October 31, 2023, the Company announced that preliminary topline results from this registrational study for VAL-083 did not perform better than the current standards of care in glioblastoma. As a result, the Company announced that it has terminated the development of VAL-083. In the year ended June 30, 2024, the remaining deposit of $1,075 was offset against amounts owing to the CRO and the agreement with the CRO was terminated with an additional final cost of $1,000, which was paid in the year ended June 30, 2024.

In the year ended June 30, 2024, the Company recorded $205 as a deposit with a CRO for the management of the Company’s 15-patient study of REM-001 for cutaneous metastatic breast cancer (“CMBC”).

4.
Clinical trials grant

Effective July 1, 2023, the Company was awarded a $2,000 Small Business Innovation Research grant from the National Institutes of Health ("NIH") to support the clinical development of REM-001 for the treatment of cutaneous metastatic breast cancer. The grant will be received in two tranches: approximately $1,250 for the period July 1, 2023, to June 30, 2024, and approximately $750 for the period July 1, 2024, to June 30, 2025. As a result of receiving the grant, the REM-001, 15-patient clinical trial was re-started. The grant is expended to the Company as a reimbursement of expenditures incurred. During the year ended June 30, 2024, the Company received $827 (2023 - nil) for grants received against research and development expenditures in the period.

The grant is subject to various performance conditions and funding risk where the financial conditions of the NIH may change from time to time. The Company recognizes the grant only to the extent there is reasonable assurance the grant will be funded to the Company.

5.
Property and equipment, net

$ (thousands)
Balance, June 30, 2022	90
Additions	679
Less depreciation	(60)
Balance, June 30, 2023	709
Additions	20
Less depreciation	(55)
Balance, June 30, 2024	674

At June 30, 2024, the total capitalized cost of property and equipment was $879 (June 30, 2023 - $859), of which $499 is not in use. The Company has recognized $55 (2023 - $60) in depreciation expense for the year ended June 30, 2024, on equipment in use.

6.
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

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $279 (including aggregate accrued interest to September 30, 2014, of $29), issued to Valent by Del Mar (BC), for 279 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For the year ended June 30, 2024, the Company recorded $8 (2023 - $8) related to the dividends paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

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

Related party payables

At June 30, 2024 there is an aggregate amount of $52 (2023 - $298) payable to the Company’s officers and directors for fees, expenses, and accrued bonuses and other liabilities.

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

$ (in thousands)
Balance – June 30, 2022	163
Change in fair value estimate	3
Balance – June 30, 2023	166
Change in fair value estimate	20
Balance – June 30, 2024	186

8.
Stockholders’ equity

Preferred stock

Series C Preferred Stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2022	16,838	12,275
Conversion of Series C Preferred stock to common stock	(2,630)	(1,909)
Balance – June 30, 2023	14,208	10,366
Conversion of Series C Preferred stock to common stock	(540)	(393)
Balance – June 30, 2024	13,668	9,973

In August 2020, the Company issued 25,028 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) in three separate closings of a private placement (Series C-1, C-2, and C-3). Each share of Series C Preferred Stock was issued at a purchase price of $1,000 per share and is convertible into shares of common stock based on the respective conversion prices which were determined at the closing of each round of the private placement. The conversion prices for the Series C-1 Preferred Stock, Series C-2 Preferred Stock, and the Series C-3 Preferred Stock are $58.00, $60.70, and $57.50, respectively. Subject to ownership limitations, the owners of the Series C-1 Preferred Stock, the Series C-2 Preferred Stock, and the Series C-3 Preferred Stock are entitled to receive dividends, payable in shares of common stock at a rate of 10%, 15%, 20% and 25%, respectively, of the number of shares of common stock issuable upon conversion of the Series C Preferred Stock, on the 12th, 24th, 36th and 48th month, anniversary of the initial closing of the private placement. The Company paid the 12th, 24th, 36th, and 48th month anniversary dividends of 10%, 15%, 20%, and 25% common stock dividends on August 19, 2021, 2022, 2023, and 2024, respectively.

The Series C Preferred Stock dividends do not require declaration by the board of directors and are accrued annually as of the date the dividend is earned in an amount equal to the fair value of the Company’s common stock on the dates the respective dividends are paid. The fair value of the Series C Preferred Stock dividend paid on August 19, 2023, was determined by multiplying the dividends paid of 49 shares of common stock by the Company’s closing share price on August 19, 2023, of $3.53 per share for a total fair value of $173. Any outstanding shares of Series C Preferred Stock were automatically converted to shares of common stock on August 19, 2024 (Note 13). In addition, as part of the Series C Preferred financing, the Company issued warrants to the placement agent (“Series C Agent Warrants”), which expired on August 19, 2024.

The Series C Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock is pari passu in liquidation to the Company’s Series A Preferred Stock. The liquidation value of the Series C Preferred Stock at June 30, 2024, is the stated value of $9,973 (June 30, 2023 - $10,366).

The Company’s Series C Preferred Stock outstanding, conversion shares, and future dividends as of June 30, 2024, are as follows:

Series	Number	Conversion Price $	Number of conversion shares (in thousands)	Dividend Shares (in thousands)
Series 1	10,925	58.00	188	151
Series 2	898	60.70	15	10
Series 3	1,845	57.50	32	24
	13,668		235	185

Series C Dividends	Dividend Shares (in thousands)
10% - August 19, 2021 (actual)	34
15% - August 19, 2022 (actual)	43
20% - August 19, 2023 (actual)	49
25% - August 19, 2024 (actual)	59
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

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock is pari passu in liquidation to the Company’s Series C Preferred Stock. The liquidation value of the Series A Preferred stock at June 30, 2024, is its stated value of $279 (June 30, 2023 - $279).

There was no change to the Series A Preferred stock for the years ended June 30, 2024, or 2023.

Common stock

Amended articles of incorporation

On June 30, 2023, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 5,500 to 75,000 shares.

Stock issuances

Year ended June 30, 2024

On September 19, 2023, the Company entered into a Sales Agreement, (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of common stock having an aggregate offering price of up to $2,850 (the “ATM Facility”), subsequently increased to $10,900 on December 18, 2023. From October 31, 2023, until June 30, 2024, the Company raised $10,471 in net proceeds, after deducting share issuance costs of $435, from the sale of 53,151 shares of its common stock at a weighted average price of $0.21 per share under the ATM Facility. On February 22, 2024, the Company determined that it had concluded utilization of the ATM Facility.

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

During the year ended June 30, 2024, the Company sold 400 shares of common stock at a weighted average price of $0.23 per share for total net proceeds of approximately $105 under the Purchase Agreement with Lincoln Park (as defined below).

During the year ended June 30, 2024, the Company issued 4 shares of common stock on vesting of restricted stock units during the period. On February 22, 2024, the Company determined that it had concluded utilization of the equity facility pursuant to the terms of the Purchase Agreement with Lincoln Park.

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

During the year ended June 30, 2023, the Company sold 229 shares of common stock for total net proceeds of approximately $1,903 under the Purchase Agreement. As of June 30, 2024, the sales made under the Purchase Agreement are the maximum amounts available due to ownership limitations under Nasdaq rules.

Shares issued for services

During the year ended June 30, 2023, the Company issued 16 shares of common stock for services for a total value of $110.

2017 Omnibus Incentive Plan

As subsequently approved by the Company’s stockholders at an annual meeting of stockholders, on April 11, 2018, the Company’s board of directors approved the adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”), as amended. The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) as well as a Restricted Stock Unit ("RSU") award under the 2017 Plan. As approved by the Company’s stockholders on June 21, 2022, the number of common shares available under the 2017 Plan as of June 30, 2024, is 440 shares, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”), or that are subject to grants of stock options made, or that may be made, under the Legacy Plan, or that have been previously exercised.

The following table sets forth the aggregate information on all equity compensation plans as of June 30, 2024:

Plan Category (in thousands, except per share amounts)	Number of shares of common stock to be issued upon exercise of outstanding stock options and rights (a)	Weighted-average exercise price of stock options and rights $	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders - 2017 Plan(1)	288	$21.40	144
Equity compensation plans not approved by security holders - Del Mar (BC) 2013 Amended and Restated Stock Option Plan	—	$2,060.08	—
Totals	288	$30.70	144

(1) The Del Mar (BC) 2013 Amended and Restated Stock Option Plan refers to the Company’s previous equity compensation plan.

(2) The balance of 144 shares of common stock available for issuance under the 2017 Plan as of June 30, 2024, is net of stock options previously exercised.

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

Stock options

During the year ended June 30, 2024, a total of 89 stock options to purchase shares of common stock were granted to directors and officers of the Company. The 89 options granted have an exercise price of $4.655 per share and vest as to 25% on August 30, 2024, with the remaining portion vesting in equal monthly installments over a period of 36 months from September 30, 2024 to September 30, 2027. All of the options to purchase shares of common stock granted have a 10-year term and are subject to cancellation upon the grantees’ termination of service for the Company, with certain exceptions.

The following table sets forth changes in stock options outstanding under all plans:

	Number of stock options outstanding (in thousands)	Weighted average exercise price
Balance – June 30, 2022	176	87.05
Granted	78	8.79
Expired	(56)	102.65
Balance – June 30, 2023	198	51.71
Granted	89	4.66
Expired	(34)	107.69
Forfeited	(31)	8.26
Balance – June 30, 2024	222	30.70

The following table summarizes stock options outstanding and exercisable under all plans at June 30, 2024:

Exercise price $	Number Outstanding at June 30, 2024 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at June 30, 2024 (in thousands)
4.655	79	9.17	21
6.04	9	8.64	3
8.79	34	8.09	17
12.75 to 16.25	6	8.27	6
30.50 to 48.00	73	7.31	48
62.00 to 68.50	13	6.81	13
85	7	6.21	7
304.95 to 2,660.00	1	1.93	1
	222		116

Stock options issued during the years ended June 30, 2024, and 2023, have been valued using a Black-Scholes pricing model with the following assumptions:

	June 30, 2024	June 30, 2023
Dividend rate	—%	—%
Volatility	91.4%	91.4%
Risk-free rate	4.24%	2.67%
Term – years	6.1	6.1

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

The Company has recognized the following amounts as stock option expense for the periods noted:

	Years ended June 30,
	2024 $	2023 $
Research and development	187	451
General and administrative	420	1,039
	607	1,490

All of the stock option expense for the periods ended June 30, 2024, and 2023, has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding at June 30, 2024, was nil (2023 - nil) and the aggregate intrinsic value of stock options exercisable at June 30, 2024, was nil (2023 - nil). As of June 30, 2024, there was $322 in unrecognized compensation expense that will be recognized over the next 2.02 years.

The following table sets forth changes in unvested stock options under all plans:

	Number of options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2022	84	51.23
Granted	78	8.79
Vested	(44)	48.53
Unvested at June 30, 2023	118	24.12
Granted	89	4.66
Vested	(70)	19.44
Forfeited	(31)	8.26
Unvested at June 30, 2024	106	15.57

The aggregate intrinsic value of unvested stock options at June 30, 2024 was nil (2023 - nil). The unvested stock options have a remaining weighted average contractual term of 7.72 (2023 – 8.83) years.

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

As of June 30, 2024, 4 RSU had vested and were converted to common shares, and 60 RSU had vested but were converted to common shares subsequent to June 30, 2024.

During the year ended June 30, 2024, the Company recognized a total of $171 (2023 - $90) related to RSU.

Number of RSU (in thousands)
Balance – June 30, 2022	—
Issuance	78
Balance – June 30, 2023	78
Vested and converted to common shares	(4)
Forfeited	(8)
Balance – June 30, 2024	66

Common stock warrants

The following table sets forth changes in outstanding warrants:

	Number of warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2022	720	49.36
Expiry of 2018 Investor and Agent warrants	(7)	625.68
Balance – June 30, 2023	713	43.55
Expiry of warrants issued for services	(20)	71.53
Expiry of 2019 Investor and Agent warrants	(16)	157.25
Balance – June 30, 2024	677	39.99

The following table summarizes the Company’s outstanding warrants as of June 30, 2024:

Description of warrants	Number (in thousands)	Exercise price $	Expiry date
2022 April Investor warrants	325	20.50	April 14, 2027
2022 Investor warrants	240	62.50	March 28, 2025
2020 Investor warrants	65	50.00	August 16, 2024
NBTS Warrants	3	54.50	June 19, 2025
2022 April Agent warrants	32	33.12	October 14, 2026
2022 Agent warrants	12	78.12	March 28, 2025
	677

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

The following table sets forth changes in outstanding Series C Agent Warrants:

	Balance, June 30, 2023	Number of Warrants Issued	Number of Warrants Exercised	Balance, June 30, 2024	Exercise price $
Issuance of Preferred Series C-1 Agent Warrants	1,929	—	—	1,929	58.00
Issuance of Preferred Series C-2 Agent Warrants	219	—	—	219	60.70
Issuance of Preferred Series C-3 Agent Warrants	296	—	—	296	57.50
	2,444	—	—	2,444

The following table summarizes the Company’s outstanding Series C Agent Warrants as of June 30, 2024:

Series C Agent Warrants	Number	Conversion price $	Number of conversion shares (in thousands)	Cumulative common stock dividends (in thousands)
Series 1	1,929	58.00	33	23
Series 2	219	60.70	4	3
Series 3	296	57.50	5	4
	2,444		42	30

The Series C Agent Warrants expired unexercised subsequent to June 30, 2024, on August 19, 2024.

9.
Income taxes

For the years ended June 30, 2024, and 2023, the Company did not record a provision for deferred income taxes due to a full valuation allowance against the deferred tax assets.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are shown below:

	June 30, 2024 $	June 30, 2023 $
Deferred tax assets:
Non-capital losses carried forward	27,911	29,204
Stock-based compensation	1,149	982
Capital losses carried forward	—	18
Financing costs	—	326
Bonus - compensation	375	37
Scientific research and development	806	895
Scientific research and development – Investment Tax Credits (“ITC”)	685	769
Capitalized research and development expenses	604	265
	31,530	32,496
Deferred tax liabilities:
Scientific research and development – ITC	(114)	(127)
Fixed Assets	(71)	—
	31,345	32,369
Valuation allowance	(31,345)	(32,369)
Net future tax assets	—	—

The income tax benefit of these tax attributes has not been recorded in these consolidated financial statements because of the uncertainty of their recovery. The Company’s effective income tax rate differs from the statutory income tax rate of 21% (2023 – 21%).

The differences arise from the following items:

	June 30, 2024 $	June 30, 2023 $
Tax recovery at statutory income tax rates	(1,747)	(3,076)
Permanent differences	389	(1,095)
Rate change	(17)	—
Effect of rate differentials between jurisdictions	(110)	(127)
Effect of foreign exchange rates	441	66
Scientific research and development – ITC	—	(61)
Adjustment to prior year's provision versus statutory tax returns	2,075	(106)
Other	(7)	13
Change in valuation allowance	(1,024)	4,386
Current income tax expense	—	—

The Company does not have any current income tax expense for the year ended June 30, 2024, as there was a taxable loss for this period. The components of the Company’s loss before income taxes for the year ended June 30, 2024, were allocated as follows: $6,500 in the U.S. and $1,800 in Canada. As of June 30, 2024, the Company had combined U.S. and Canadian net operating loss (“NOL”) carryforwards of $109,300 (2023 – $109,300). The U.S. federal NOL carryforwards consist of $15,800 generated before July 1, 2018, which begin expiring on June 30, 2028, and $33,600 that can be carried forward indefinitely, but are subject to the annual 80% taxable income limitation. The Canadian NOL carryforwards of $59,900 begin expiring in 2030. In addition, the Company has non-refundable Canadian federal investment tax credits of $421 (2023 -$470) that expire between 2031 and 2042 and non-refundable British Columbia investment tax credits of $264 (2023 – $299) that expire between 2024 and 2032. The Company also has Canadian scientific research and development tax incentives of $3,100 (2023 – $3,300) that do not expire.

The Company files U.S. federal, state, and Canadian income tax returns with varying statutes of limitations. For U.S. federal income tax purposes, the tax years ending June 30, 2021, to June 30, 2023, remain open to federal examination and the state income tax years ending June 30, 2020 to June 30, 2023 remain open to state examination. Under Internal Revenue Code (“IRC”) section 7602(a), the IRS may redetermine NOLs generated in closed tax years if these NOLs are applied to an open tax year. For Canadian income tax purposes, the calendar tax years from 2020 to 2023 remain open to examination. The Company currently is not under examination by any tax authority.

IRC sections 382 and 383 place a limitation on the amount of taxable income that can be offset by NOL and credit carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL and credit carryforwards in excess of the IRC section 382 and 383 limitations. The limitation in the federal and state NOL and research and development credit carryforwards do not impact the deferred tax assets but note that the deferred tax assets are offset by a full valuation allowance. The limitation can result in the expiration of the NOLs and research and development credit carryforwards available. The Company has performed an IRC section 382 and 383 analysis and determined there was an ownership change in 2013. The Company has not performed any IRC section 382 and 383 analyses since 2013. An assessed change in ownership subsequent to 2013 could limit future use of NOL and research and development credit carryforwards. The acquisition of Adgero Biopharmaceuticals Holdings, Inc. also triggers IRC section 382 on the pre-acquisition NOLs. An analysis for IRC section 382 has not been performed at this time on the pre-acquisition NOLs.

10.
Commitments and contingencies

The Company has the following obligations over the next five fiscal years ending June 30, 2028:

Clinical development

The remaining commitments relating to contracts for drug manufacturing, clinical study management and safety for contracts the Company has entered into for its clinical trials as of June 30, 2024, is $1,852. Pursuant to the commitments for clinical trials, the Company has paid a total of $205 in deposits related to study initiation and certain study costs (note 3). These deposits are available to be applied against invoices received from the contract research organization but have not been netted against the Company’s commitments for the fiscal year ended June 30, 2024.

Office lease

The Company currently rents its shared head office on a one-year renewable lease at $2.4 per year and until January 2024, rented its administrative offices on a month-to-month basis at a total rate of $1.90 (CA $2.5 per month) per month. During the year ended June 30, 2024, the Company recorded a total of $14 as rent expense (2023 - $39).

11.
Supplementary statement of cash flows information

	Year ended June 30, 2024	Year ended June 30, 2023
Series C Preferred Stock common stock dividend (note 8)	173	362
Series A Preferred Stock cash dividend in accounts payable	2	—
Non-cash issue costs (note 8)	—	289
Equipment additions reclassified from prepaid expenses	—	447
Conversion of Series C Preferred Stock to common stock (note 8)	393	—
Income taxes paid	—	—
Interest paid	—	—

12.
Financial risk management

Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or valuation of its financial instruments.

The Company is exposed to financial risk related to fluctuation of foreign exchange rates. Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the United Sates dollar, primarily general and administrative expenses incurred in Canadian dollars. The Company believes that the results of operations, financial position and cash flows would be affected by a sudden change in foreign exchange rates but would not impair or enhance its ability to pay its Canadian dollar accounts payable. The Company manages foreign exchange risk by converting its US$ to CA$ as needed. The Company maintains the majority of its cash in US$. As of June 30, 2024, net Canadian dollar denominated accounts payable and accrued liabilities exposure in US$ totaled $36.

a) Foreign exchange risk

Foreign exchange risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. If foreign exchange rates were to fluctuate within +/-10% of the closing rate at year-end, the maximum exposure is $4.

Balances in foreign currencies at June 30, 2024, and 2023, were as follows:

	June 30, 2024 balances CA$	June 30, 2023 balances CA$
Trade payables	63	51
Cash	5	13
Interest, taxes, and other receivables	9	8

b) Interest rate risk

The Company is subject to interest rate risk on its cash and cash equivalents and believes that the results of operations, financial position and cash flows would not be significantly affected by a sudden change in market interest rates relative to the investment interest rates due to the short-term nature of the investments. As of June 30, 2024, cash and cash equivalents held by the Company were $4,909. The Company’s cash balance currently earns interest at standard bank rates. If interest rates were to fluctuate within +/-10% of the closing rate at year end the impact of the Company’s interest-bearing accounts will not be significant due to the current low market interest rates.

The only financial instruments that expose the Company to interest rate risk are its cash and cash equivalents.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in raising funds to meet cash flow requirements associated with financial instruments. The Company continues to manage its liquidity risk based on the outflows experienced for the period ended June 30, 2024, and is undertaking efforts to conserve cash resources wherever possible. The maximum exposure of the Company’s liquidity risk is $2,283 as of June 30, 2024.

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

The maximum exposure of the Company’s credit risk is $65 at June 30, 2024, relating to interest, taxes, and other receivables. The credit risk related to uninsured cash and cash equivalents balances is $4,382 at June 30, 2024.

Cash and cash equivalents $	Insured amount $	Non- insured amount $
4,909	527	4,382

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

13.
Subsequent events

The Company has evaluated its subsequent events from June 30, 2024, through the date these consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these consolidated financial statements other than the items noted below.

Series C Preferred Stock

On August 19, 2024, the Company recorded the common stock dividend on its Series C Preferred Stock as well as the Series C Agent Warrants. The common stock dividend corresponds to the 25% dividend payable on the fourth anniversary of the initial closing of the Series C Preferred Stock which occurred on August 19, 2020. The 25% stock dividend was payable on August 19, 2024, to the holders of the Series C Preferred Stock on that date. The 25% dividend is not payable on Series C Preferred Stock or Series C Agent Warrants that were converted, or exercised, prior to August 19, 2024. The dividend resulted in 59 shares of common stock being issued to the Series C Preferred Stockholders. In addition, on August 19, 2024, the Company issued 235 shares of common stock to the holders of the Series C Preferred Stock upon the automatic conversion of the outstanding Series C Preferred Stock. On August 19, 2024, the Series C Agent Warrants expired unexercised.

Amendment to Hoffman Employment Agreement

Robert E. Hoffman, Chief Executive Officer and Interim Chief Financial Officer of the Company, and the Company are parties to a certain Executive Employment Agreement dated November 8, 2021 (the “Hoffman Employment Agreement”). On October 4, 2024, the Company and Mr. Hoffman entered into an amendment to the Hoffman Employment Agreement (the “Amendment to the Hoffman Employment Agreement”). Pursuant to the Amendment to the Hoffman Employment Agreement, all outstanding stock options previously granted to Mr. Hoffman by the Company vested in full on October 4, 2024 in exchange for Mr. Hoffman agreeing to extend the non-competition restrictions of the Hoffman Employment Agreement for a period of twelve months following the date that his employment terminates with the Company.

Proposed Merger

On October 4, 2024, at the Company’s Special Meeting of Stockholders, the Company’s stockholders approved the requisite proposals to effect the completion of the proposed Merger with TuHURA. The proposed Merger is expected to be consummated in mid-October 2024, subject to regulatory approval and the satisfaction of the remaining closing conditions under the Merger Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), who is also our interim Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act, has been made or known to them in a timely fashion. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2024.

Changes in Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

(a) Amendment to Hoffman Employment Agreement

We entered into an Executive Employment Agreement with Mr. Hoffman, our Chief Executive Officer and Interim Chief Financial Officer dated November 8, 2021 (the “Hoffman Employment Agreement”). On October 4, 2024, we entered into an amendment to the Hoffman Employment Agreement (the “Amendment to the Hoffman Employment Agreement”) with Mr. Hoffman. Pursuant to the Amendment to the Hoffman Employment Agreement, all outstanding stock options previously granted to Mr. Hoffman by us vested in full on October 4, 2024 in exchange for Mr. Hoffman agreeing to extend the non-competition restrictions of the Hoffman Employment Agreement for a period of twelve months following the date that his employment terminates with us.

(b) Series C Preferred Stock Certificates of Withdrawal of Designation

On October 7, 2024, we filed Certificates of Withdrawal of Designation relating to the Series C Preferred Stock with the Secretary of State of Nevada and terminated the designation of our Series C Preferred Stock. At the time of the filing of such certificates, no shares of any of the previously designated Series C Preferred Stock were outstanding. The certificates were effective upon filing, and eliminated from our Articles of Incorporation, as amended, all matters set forth in the previously-filed Certificates of Designation with respect to the previously designated Series C Preferred Stock.

(c) Rule 10b5-1 trading arrangements

During the fiscal quarter ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Position
Robert E. Hoffman	58	President, CEO, Interim CFO, Director, and Chairman of the Board
Robert J. Toth, Jr.	61	Director
Laura Johnson	60	Director
Tamara A. Favorito	66	Director

Robert E. Hoffman has served as our director since April 2018, as our Chairman since June 2018, as our Chief Executive Officer and President since November 2021, and as our interim Chief Financial Officer since June 2023. He has served as a member of board of directors of ASLAN Pharmaceuticals, Inc., a publicly-held, clinical-stage immunology focused biopharmaceutical company, since October 2018, and as a member of the board of directors of FibroGenesis, a clinical-stage regenerative medicine company, since April 2021. He has also served as a member of board of directors, on the Audit Committee, and on the Human Resources and Compensation Committee of Antibe Therapeutics Inc. (“Antibe”), a publicly-held clinical-stage biotechnology company, from November 2020 to April 2024, and as Chairman of Antibe’s board of directors from May 2022 to April 2024. Mr. Hoffman served as Senior Vice President and Chief Financial Officer of Heron Therapeutics, Inc., a publicly-held pharmaceutical company, from April 2017 to October 2020. From July 2015 to September 2016, Mr. Hoffman served as Chief Financial Officer of AnaptysBio, Inc., a publicly-held biotechnology company. From June 2012 to July 2015, Mr. Hoffman served as the Senior Vice President, Finance and Chief Financial Officer of Arena Pharmaceuticals, Inc. (“Arena”), a biopharmaceutical company, prior to its acquisition by Pfizer Inc. in March 2022. From August 2011 to June 2012 and previously from December 2005 to March 2011, he served as Arena’s Vice President, Finance and Chief Financial Officer and in a number of various roles of increasing responsibility from 1997 to December 2005. Mr. Hoffman formerly served as a member of the board of directors of Saniona AB, a biopharmaceutical company, from September 2021 to May 2022, and as a member of the board of directors of Kura Oncology, Inc., a cancer research company, from March 2015 to August 2021. He also previously served as a member of the board of directors of CombiMatrix Corporation, a molecular diagnostics company, MabVax Therapeutics Holdings, Inc., a biopharmaceutical company, and Aravive, Inc., a clinical stage biotechnology company. Mr. Hoffman serves as a member of the steering committee of the Association of Bioscience Financial Officers. Mr. Hoffman formerly served as a director and President of the San Diego Chapter of Financial Executives International and was an advisor to the Financial Accounting Standard Board (FASB) for 10 years (2010 to 2020) advising the United States accounting rulemaking organization on emerging issues and new financial guidance. Mr. Hoffman holds a B.B.A. from St. Bonaventure University. Mr. Hoffman’s financial and executive business experience qualifies him to serve on our Board of Directors.

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

Tamara A. Favorito has served as our director since April 2021 and serves as Chair of our Audit Committee. Ms. Favorito has more than 30 years of life sciences industry experience including 20 years as a chief financial officer. She currently serves as a board member, audit committee chair, and member of the compensation committee of Artelo Biosciences, Inc., a publicly-traded clinical-development stage company and as Chair of the board and audit committee chair of Zevra Therapeutics (f/k/a KemPharm, Inc.), a publicly-traded commercial-stage rare disease therapeutics company. Ms. Favorito served on the board of directors of Beacon Discovery, Inc. from 2018 until its acquisition in 2021. Ms. Favorito was Interim Chief Financial Officer of Immunic, Inc., a publicly-traded clinical-stage drug development company in 2019. She served as Chief Financial Officer of Signal Genetics, Inc., a publicly-traded molecular diagnostics company, from 2014 to 2017, HemaQuest Pharmaceuticals, Inc., a venture-backed clinical-stage drug development company, from 2010 to 2014 and Favrille, Inc., a previously publicly-traded clinical-stage drug development company, from 2001 to 2009. While at these companies, she led multiple private and public financings, including Favrille’s IPO. In addition, she was instrumental in M&A transactions and led the finance, investor relations, human resources, administration and managed care and payor reimbursement functions. Ms. Favorito is a Certified Public Accountant (inactive). She received an MBA, with an emphasis in Finance, from Georgia State University, and a bachelor's degree in Business Administration, with an emphasis in Accounting from Valdosta State University. Ms. Favorito also participated in an executive management program at Kellogg Graduate School of Management at Northwestern University. Ms. Favorito’s professional experience and financial expertise qualify her to serve on our Board of Directors.

Our Chief Executive Officer and Chief Financial Officer, Mr. Hoffman, is a full-time employee and devotes 100% of his business time to us.

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

Item 11. Executive Compensation.

Our board of directors has formed a Compensation Committee. The Compensation Committee is responsible for reviewing and approving management compensation, including salaries, bonuses, and equity compensation. We seek to provide competitive compensation arrangements that attract and retain key talent necessary to achieve our business objectives. At our 2024 annual meeting of stockholders, stockholders voted, on an advisory, non-binding basis, to approve the compensation paid to the company’s named executive officers, as disclosed in the proxy statement for the 2021 annual meeting. At our 2024 annual meeting, our stockholders voted, on an advisory, non-binding basis, that such votes on named executive officer compensation should be held every three years. The next advisory, non-binding vote to approve named executive officer compensation is expected to occur in connection with the 2027 annual meeting of stockholders.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our Chief Executive Officer and the two most highly-compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers as of June 30, 2024, and June 30, 2023, for services rendered in all capacities to us for the years ended June 30, 2024, and June 30, 2023. These individuals are our Named Executive Officers for 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Robert E. Hoffman, President, Chief Executive Officer and Interim Chief Financial Officer(1)	2024	774,600	325,246	—	83,214	1,183,060
	2023	589,600	178,380	255,923	160,460	1,184,363
Dennis Brown, Former Chief Scientific Officer(2)	2024	109,967	1,979	—	36,587	148,533
	2023	329,900	69,279	42,177	96,260	537,616
Scott Praill, Former Chief Financial Officer(3)	2024	—	—	—	—	—
	2023	320,467	—	42,177	96,260	458,903

(1)
On November 8, 2021, Mr. Hoffman, the Chairman of the Board, was appointed President and Chief Executive Officer. Also on November 8, 2018, we entered into the Hoffman Employment Agreement pursuant to which Mr. Hoffman will receive an annual base salary of $551,000 (which may be adjusted on an annual basis in the discretion of the board of directors) and will be eligible to receive a fiscal year target bonus of up to 50% of base salary (which may be adjusted by the board of directors to up to 75% of base salary based on overachievement of bonus targets or other performance criteria). The Hoffman Employment Agreement may be terminated by us with or without cause (as defined therein). In the event we terminate the Hoffman Employment Agreement without cause, we will be required to pay Mr. Hoffman continued payment of his base salary for 12 months, a prorated bonus for the year of termination based on performance through the date of termination, an additional six months of vesting credit for any outstanding options, and continued health coverage during the severance period. In the event that an involuntary termination occurs during a period beginning sixty days before a definitive corporate transaction agreement is entered into that would result in a change in control (as defined therein), or within twelve months following a change in control, the severance period will increase to eighteen months’ severance, Mr. Hoffman will receive 100% of his target bonus. On October 4, 2024, we entered into the Amendment to the Hoffman Employment Agreement with Mr. Hoffman. Pursuant to the Amendment to the Hoffman Employment Agreement, all outstanding stock options previously granted to Mr. Hoffman by us vested in full on October 4, 2024 in exchange for Mr. Hoffman agreeing to extend the non-competition restrictions of the Hoffman Employment Agreement for a period of twelve months following the date that his employment terminates with us.

Effective June 1, 2022, Mr. Hoffman's annual salary was increased to $594,600. On August 1, 2022, Mr. Hoffman was issued 8,022 RSUs and 24,012 stock options at $8.79 per share.

Effective June 1, 2023, Mr. Hoffman's annual salary was reduced to $534,600. In addition, he was issued 59,800 RSUs on June 1, 2023. Also on June 1, 2023, Mr. Hoffman was appointed our Interim Chief Financial Officer. On August 30, 2023, Mr. Hoffman was issued 23,142 stock options at $4.655 per share.

Effective November 1, 2023, Mr. Hoffman's salary was increased to include a monthly retention payment of $30,000. On April 2, 2024, Mr. Hoffman received a one-time special bonus of $327,030 for his service as our Chief Executive Officer.

(2)
On January 1, 2015, we entered into a consulting agreement with Dr. Dennis Brown, our former Chief Scientific Officer. Subsequent to this agreement, it was amended and had been renewed on an annual basis, most recently at an annual consulting fee of $206,000. A bonus and incentive compensation was also payable as determined at the discretion of the board of directors. The consulting agreement with Dr. Brown did not specify the amount of time Dr. Brown was required to devote to us but did require that Dr. Brown provide us with the full benefit of his knowledge, expertise and ingenuity, and prohibited Dr. Brown from engaging in any business, enterprise or activity contrary to or that would detract from our business.

On August 1, 2022, Dr. Brown was issued 4,801 RSU and 14,405 stock options. The stock options were issued at $8.79 per share.

On August 30, 2023, Dr. Brown was issued 10,175 stock options. The stock options were issued at $4.655 per share.

On November 20, 2023, Dr. Brown was terminated from his position as the Company's Chief Scientific Officer. As a result of his termination, all unvested outstanding stock options were cancelled, and vested outstanding stock options expired unexercised.

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

On August 1, 2022, Mr. Praill was issued 4,801 RSU and 14,405 stock options. The stock options were issued at $8.79 per share.

Effective May 31, 2023, Mr. Praill resigned as our Chief Financial Officer but remained as a consultant at $5,000 per month until August 15, 2023. As a result of his resignation, his employment agreement was terminated and all unvested outstanding stock options were cancelled and vested outstanding stock options expired unexercised. On January 1, 2024, Mr. Praill was retained as a consultant at a rate of $250 per hour through December 31, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of June 30, 2024.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options Exercisable (#)		Number of securities underlying unexercised options Unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares, or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert E. Hoffman(4)	72		—	—	530.00	April 13, 2028	—	—	—		—
	80		—	—	304.95	November 8, 2028	—	—	—		—
	1,499		—	—	30.50	September 5, 2029	—	—	—		—
	2,400		—	—	85.00	September 15, 2030	—	—	—		—
	2,000		—	—	62.00	September 22, 2031	—	—	—		—
	45,456	(1)	24,927	—	48.00	November 8, 2031	—	—	—		—
	11,006	(2)	13,007	—	8.79	August 1, 2032	—	—	—		—
	—		23,142	—	4.66	August 30, 2033	—	—	65,802	(3)	238,348
Scott Praill	—		—	—	—		—	—	—		—
Dennis Brown	—		—	—	—		—	—	—		—

(1)
Stock options vest as to 25% on November 8, 2022, with the remaining shares vesting in equal monthly installments over a period of 36 months commencing on December 8, 2022.
(2)
Stock options vest as to 1/6th on August 1, 2023, with the remaining shares vesting in equal monthly installments over a period of 30 months commencing on September 1, 2023.
(3)
RSU awards of 8,002 on August 1, 2022, and 59,800 on June 1, 2023. The 8,002 vest as to 25% on each anniversary of the grant date with full vesting on August 1, 2026. The 59,800 RSUs fully vested on June 1, 2024, but were not converted into common shares of common stock until subsequent to June 30, 2024.
(4)
Pursuant to the Amendment to the Hoffman Employment Agreement, Mr. Hoffman's outstanding options vested in full on October 4, 2024.

Director Compensation

Director compensation is intended to provide an appropriate level of remuneration considering the responsibilities, time requirements, and accountability of the directors.

The following table sets forth director compensation for the fiscal year ended June 30, 2024, paid by us (excluding compensation to our executive officer set forth in the summary compensation table above).

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert J, Toth, Jr.	61,500	—	30,564	—	—	—	92,064
Laura Johnson	60,500	—	30,564	—	—	—	91,064
Tamara A. Favorito	64,000	—	30,564	—	—	—	94,564

(1)
For our fiscal year ended June 30, 2024, our directors were paid a $40,000 annual retainer, an additional annual retainer for chairing a committee, and a retainer for being a member of a committee.
(2)
On August 30, 2023, independent directors were each granted 8,500 stock options exercisable at $4.655 per share until August 30, 2033. The options vest pro rata over one year from the date of grant.

Risk Management

We do not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of October 7, 2024, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our named executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock(2)
Directors and Named Executive Officers
Robert E. Hoffman	188,488	(3)	*
Robert J. Toth, Jr.	16,583	(4)	*
Laura Johnson	14,960	(5)	*
Tamara A. Favorito	12,700	(6)	*
Scott Praill	744		*
Dennis Brown, PhD	2,776		*
All officers and directors as a group (4 persons)	232,731		*

* Less than 1%

(1)
Except as otherwise indicated, the address of each beneficial owner is c/o Kintara Therapeutics, Inc., 9920 Pacific Heights Blvd, Suite 150, San Diego, CA 92121.
(2)
Applicable percentage ownership is based on 55,660,578 shares of common stock outstanding as of October 7, 2024, together with securities exercisable or convertible into shares of common stock within 60 days of October 7, 2024, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of October 7, 2024, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)
Includes 123,588 shares issuable upon the exercise of vested stock options exercisable within 60 days of October 7, 2024. Excludes 4,002 Restricted Stock Units ("RSU"). Pursuant to the Amendment to the Hoffman Employment Agreement, Mr. Hoffman's outstanding options vested in full on October 4, 2024.
(4)
Includes 16,551 shares issuable upon exercise of vested stock options exercisable within 60 days of October 7, 2024.
(5)
Includes 14,900 shares issuable upon exercise of vested stock options exercisable within 60 days of October 7, 2024.
(6)
Includes 12,700 shares issuable upon exercise of vested stock options exercisable within 60 days of October 7, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of June 30, 2024:

Plan Category (in thousands, except per share amounts)	Number of shares of common stock to be issued upon exercise of outstanding stock options and rights (a)	Weighted-average exercise price of stock options and rights $	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders - 2017 Plan(1)	288	$21.40	144
Equity compensation plans not approved by security holders - Del Mar (BC) 2013 Amended and Restated Stock Option Plan	—	$2,060.08	—
Totals	288	$30.70	144

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

A total of one share of our common stock, net of forfeitures, have been issued under the Legacy Plan and/or are subject to outstanding stock options granted under the Legacy Plan, and a total of 222 shares of our common stock have been issued under the 2017 Plan and/or are subject to outstanding stock options granted under the 2017 Plan leaving a potential 144 shares, net of exercises, of our common stock available for issuance under the Plan if all such options under the Legacy Plan were exercised and no new grants are made under the Legacy Plan. The maximum number of shares of our common stock with respect to which any one participant may be granted awards during any calendar year is 8% of our fully diluted shares of common stock on the date of grant (excluding the number of shares of our common stock issued under the 2017 Plan and/or the Legacy Plan or subject to outstanding awards granted under the 2017 Plan and/or the Legacy Plan). No award will be granted under the 2017 Plan on or after July 7, 2027, but awards granted prior to that date may extend beyond that date.

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

One of our former officers, Dr. Dennis Brown, is a principal of Valent and as result Valent is a related party to us.

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

Director Independence

Robert J. Toth, Jr., Laura Johnson, and Tamara A. Favorito are independent as that term is defined under the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

On July 31, 2019, Marcum LLP (“Marcum”), Certified Public Accountants, were appointed as our auditors.

The following is a summary of fees paid by us for professional services rendered by Marcum for the years ended June 30, 2024, and 2023.

	Year Ended June 30, 2024	Year Ended June 30, 2023
Audit Fees	$476,100	$264,525
Audit-Related Fees	21,248	42,610
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$497,348	$307,135

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

Tax Fees. Marcum has not performed any tax compliance services for us during the years ended June 30, 2024, or 2023.

All other fees. Marcum has not received any other fees from us for the years ended June 30, 2024, or 2023.

In accordance with applicable laws, rules and regulations, our audit committee charter and pre-approval policies established by the audit committee require that the audit committee review in advance and pre-approve all audit and permitted non-audit fees for services provided to us by our independent registered public accounting firm. The services performed by, and the fees to be paid to, Marcum in 2024, and 2023, respectively, were approved by the audit committee.

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

2.3††

Agreement and Plan of Merger, dated as of April 2, 2024, by and among Kintara Therapeutics, Inc., Kayak Mergeco, Inc., and TuHURA Biosciences, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

2.4

Waiver Agreement to Agreement and Plan of Merger, dated as of September 25, 2024, by and among the company, Kayak Mergeco, Inc. and TuHURA Biosciences, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on form 8-K filed with the SEC on September 25, 2024).

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

3.9

Certificate of Amendment to the Articles of Incorporation, as amended, of DelMar Pharmaceuticals Inc., dated April 11, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.10

Certificate of Correction to the Company’s Articles of Incorporation, filed with the Secretary of State of the State of Nevada on April 17, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2019)

3.11

Certificate of Change of DelMar Pharmaceuticals, Inc., dated May 7, 2019 and effective May 8, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2019)

3.12

Certificate of Amendment to the Articles of Incorporation, as amended, of DelMar Pharmaceuticals Inc., dated June 26, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2019)

3.13

Certificate of Amendment to the Articles of Incorporation of the Company, dated August 19, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020)

3.14

Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2020)

3.15

Certificate of Designation of Preferences, Rights and Limitations of Series C-2 Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2020)

3.16

Certificate of Designation of Preferences, Rights and Limitations of Series C-3 Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020)

3.17

Certificate of Amendment to the Articles of Incorporation, as amended, of Kintara Therapeutics, Inc., dated June 25, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2021)

3.18

Certificate of Amendment to the Articles of Incorporation, as amended, of Kintara Therapeutics, Inc., dated June 21, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2022)

3.19

Certificate of Change to the Articles of Incorporation, as amended, of Kintara Therapeutics, Inc., dated November 10, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022)

3.20

Certificate of Change to the Articles of Incorporation, as amended, of Kintara Therapeutics, Inc., dated November 10, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022)

3.21

Certificate of Change to the Articles of Incorporation, as amended, of Kintara Therapeutics, Inc., dated June 30, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2023).

3.22

Certificate, Amendment or Withdrawal of Designation of Kintara Therapeutics, Inc., relating to the Special Voting Preferred Stock, filed with the Secretary of State of Nevada on July 12, 2024 (as incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).

3.23

Certificate, Amendment or Withdrawal of Designation of Kintara Therapeutics, Inc., relating to the Series B Preferred Stock, filed with the Secretary of State of Nevada on July 12, 2024 (as incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).

3.24	Certificate, Amendment or Withdrawal of Designation of Kintara Therapeutics, Inc., relating to the Series C-1 Preferred Stock, filed with the Secretary of State of Nevada on October 4, 2024.*

3.25	Certificate, Amendment or Withdrawal of Designation of Kintara Therapeutics, Inc., relating to the Series C-2 Preferred Stock, filed with the Secretary of State of Nevada on October 4, 2024.*

3.26	Certificate, Amendment or Withdrawal of Designation of Kintara Therapeutics, Inc., relating to the Series C-3 Preferred Stock, filed with the Secretary of State of Nevada on October 4, 2024.*

4.1	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.2	Form of Pre-Funded Warrant Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.4	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020)

4.6	Description of Securities (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed with the SEC on September 18, 2020)

4.7	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.8	Form of Pre-Funded Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.9	Form of Placement Agent Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.10	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2022)

4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2022)

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

10.28	Form of Kintara Support Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.29	Form of TuHURA Support Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.30	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.31	Form of Contingent Value Rights Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024)

10.32	Amendment to Executive Employment Agreement, dated October 4, 2024, by and between the Company and Robert E. Hoffman*

21.1	List of Subsidiaries*

23.1	Consent of Marcum, LLP*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

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

KINTARA THERAPEUTICS, INC.

Dated: October 7, 2024	By:	/s/ Robert E. Hoffman
		Name:	Robert E. Hoffman
		Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert E. Hoffman	Chief Executive Officer, Interim Chief Financial Officer, Director	October 7, 2024
Robert E. Hoffman	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Tamara A. Favorito	Director	October 7, 2024
Tamara A. Favorito

/s/ Robert J. Toth	Director	October 7, 2024
Robert J. Toth

/s/ Laura Johnson	Director	October 7, 2024
Laura Johnson