Form 10-Q
period 2024-09-30
TuHURA Biosciences, Inc./NV
filed 2024-11-14
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-37823

TuHURA Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0360497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10500 University Dr., Suite 110 Tampa, Florida	33612
(Address of principal executive offices)	(zip code)

(813) 875-6600

(Registrant’s telephone number, including area code)

Kintara Therapeutics, Inc.

9920 Pacific Heights Blvd, Suite 150

San Diego, California 92121

Fiscal Year: June 30

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	HURA	The Nasdaq Capital Market

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

Number of shares of common stock outstanding as of November 12, 2024 was 42,284,524.

i

EXPLANATORY NOTE

On October18, 2024 (the “Closing Date”), subsequent to the fiscal quarter ended September 30, 2024, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, the Nevada corporation formerly known as Kintara Therapeutics, Inc. (“Kintara”) consummated a previously announced merger transaction in accordance with the terms of that certain Agreement and Plan of Merger, dated as of April 2, 2024 (the “Merger Agreement”), by and among Kintara, Kayak Mergeco, Inc., a Delaware corporation and direct wholly owned subsidiary of Kintara (“Merger Sub”), and TuHURA Biosciences, Inc., a Delaware corporation (“TuHURA”), pursuant to which, Merger Sub merged with and into TuHURA, with TuHURA surviving as a direct wholly owned subsidiary of Kintara and the surviving corporation of the merger (the “Merger”). In connection with the completion of the Merger, effective at 12:01 a.m. Eastern Time on the Closing Date, Kintara effected a 1-for-35 reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.001 per share. Effective at 12:03 a.m. Eastern Time on the Closing Date, Kintara completed the merger, and effective at 12:04 a.m. Eastern Time on the Closing Date, Kintara changed its name to “TuHURA Biosciences, Inc.”

Under the terms of the Merger, at the effective time of the Merger, (i) Kintara issued an aggregate of approximately 40,441,605 shares of Common Stock to TuHURA stockholders, based on an exchange ratio of 0.1789 (after giving effect to the Reverse Stock Split) shares of Kintara’s common stock for each share of TuHURA common stock outstanding immediately prior to the Merger, (ii) each then-outstanding TuHURA stock option was assumed and converted into an option to purchase shares of Kintara common stock subject to certain adjustments based on the exchange ratio as set forth in the Merger Agreement, and (iii) each then-outstanding warrant to purchase shares of TuHURA common stock was assumed and converted into and exchangeable based on the exchange ratio for a warrant of like tenor entitling the holder to purchase shares of Kintara common stock.

The issuance of the shares of Kintara’s common stock to the former stockholders of TuHURA was registered with the SEC on the Kintara’s Registration Statement on Form S-4 (File No. 333-279368), as amended.

The shares of Kintara’s common stock listed on the Nasdaq Capital Market, previously trading through the close of business on Thursday, October 17, 2024 under the ticker symbol “KTRA,” commenced trading on the Nasdaq Capital Market on a post-Reverse Stock Split adjusted basis and post-Merger basis under the ticker symbol “HURA” on Friday, October 18, 2024. Kintara’s common stock is represented by a new CUSIP number, 898920 103.

In connection with the Merger, Kintara entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Equiniti Trust Company, LLC, pursuant to which the Kintara common stock holders and Kintara common stock warrant holders of record as of immediately prior to the consummation of the Merger and Reverse Stock Split received one contingent value right (a “CVR”) for each outstanding share of common stock held by such stockholder (or, in the case of warrants, each share of common stock for which such warrant is exercisable into). Pursuant to the CVR Agreement, upon the achievement of (i) Kintara enrolling a minimum of ten cutaneous metastatic breast cancer patients in a study to determine whether a dose of Kintara’s REM-001 lower than 1.2 mg/kg elicits a treatment effect similar to that seen in prior studies of REM-001 at the 1.2 mg/kg dose and (ii) such patients enrolled in the study complete eight weeks of follow-up, in each case, on or before December 31, 2025, as set forth in the CVR Agreement (the holders of CVRs are entitled, in the aggregate, to receive approximately 1,539,918 shares of common stock (which gives effect to the Reverse Stock Split).

Unless context otherwise requires, the use of “we,” “us,” “our,” and the “Company” in this Report refers to Kintara Therapeutics, Inc., a Nevada corporation pre-Merger and its wholly owned subsidiaries.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Merger, which, as discussed above, occurred subsequent to the period covered hereunder.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the three months ended September 30, 2024

(expressed in US dollars unless otherwise noted)

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Balance Sheets

(In thousands, except par value amounts)

		September, 2024	June 30, 2024
	Note	$	$
		(unaudited)
Assets
Current assets
Cash and cash equivalents		3,020	4,909
Prepaid expenses, taxes and other receivables		258	414
Clinical trial deposit	3	205	205
Total current assets		3,483	5,528
Property and equipment, net	5	657	674
Total assets		4,140	6,202
Liabilities
Current liabilities
Accounts payable and accrued liabilities	6	2,207	2,207
Related party payables	7	50	52
Total current liabilities		2,257	2,259
Milestone payment liability	10	188	186
Total liabilities		2,445	2,445
Stockholders' equity
Preferred stock
Authorized
5,000 shares, $0.001 par value
Issued and outstanding
279 Series A shares at September 30, 2024 (June 30, 2024 – 279)	8	279	279
Nil Series C shares at September 30, 2024 (June 30, 2024 – 14)	8	—	9,973
Common stock
Authorized
75,000 shares at September 30, 2024 (June 30, 2024 - 75,000), $0.001 par value
Issued and outstanding
1,590 issued at September 30, 2024 (June 30, 2024 – 1,579)	8	2	2
Additional paid-in capital	8	163,445	153,358
Accumulated deficit		(162,052)	(159,876)
Accumulated other comprehensive income		21	21
Total stockholders’ equity		1,695	3,757
Total liabilities and stockholders’ equity		4,140	6,202
Nature of operations, corporate history, going concern and management plans (note 1)
Subsequent events (note 10)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

		Three months ended September 30,
	Note	2024	2023
Expenses
Research and development		$252	$1,859
General and administrative		1,957	1,103
		(2,209)	(2,962)
Other income (loss)
Foreign exchange		(1)	(2)
Interest, net		49	2
		48	0
Net loss for the period		(2,161)	(2,962)
Computation of basic loss per share
Net loss for the period		(2,161)	(2,962)
Series A Preferred cash dividend	8	(2)	(2)
Series C Preferred stock dividend	8	(13)	(173)
Net loss for the period attributable to common stockholders		$(2,176)	$(3,137)
Basic and fully diluted loss per share		$(1.37)	$(63.92)
Basic and fully diluted weighted average number of shares		1,586	49

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

For the three months ended September 30, 2024

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total stockholders' equity (deficiency) $
Balance - June 30, 2024	1,579	2	153,358	21	10,252	(159,876)	3,757
Issuance of shares on vesting of restricted stock units	2	—	—	—	—	—	—
Conversion of Series C Preferred stock to common stock	7	—	9,973	—	(9,973)	—	—
Stock option expense	—	—	98	—	—	—	98
Restricted stock unit expense	—	—	3	—	—	—	3
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series C Preferred stock dividend	2	—	13	—	—	(13)	—
Loss for the period	—	—	—	—	—	(2,161)	(2,161)
Balance - September 30, 2024	1,590	2	163,445	21	279	(162,052)	1,695

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

For the nine months ended September 30, 2023

(In thousands)

	Number of shares	Common stock $	Additional paid-in capital $	Accumulated other comprehensive income $	Preferred stock $	Accumulated deficit $	Total stockholders' equity (deficiency) $
Balance - June 30, 2023	48	1	141,439	21	10,645	(151,375)	731
Conversion of Series C Preferred stock to common stock	—	—	37	—	(37)	—	—
Stock option expense	—	—	160	—	—	—	160
Restricted stock unit expense	—	—	47	—	—	—	47
Series A Preferred cash dividend	—	—	—	—	—	(2)	(2)
Series C Preferred stock dividend	1	—	173	—	—	(173)	—
Loss for the period	—	—	—	—	—	(2,962)	(2,962)
Balance - September 30, 2023	49	1	141,856	21	10,608	(154,512)	(2,026)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

(In thousands)

		Three months ended September 30,
		2024	2023
	Note	$	$
Cash flows from operating activities
Loss for the period		(2,161)	(2,962)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	5	17	15
Change in fair value of milestone liability		2	1
Stock option expense	7	98	160
Restricted stock unit expense	7	3	47
Changes in operating assets and liabilities
Prepaid expenses, taxes and other receivables		156	93
Clinical trial deposit		—	1,075
Accounts payable and accrued liabilities		—	214
Related party payables		(4)	40
Net cash used in operating activities		(1,889)	(1,317)
Cash flows from financing activities
Series A Preferred cash dividend	6	—	(2)
Net cash provided by financing activities		—	(2)
Decrease in cash and cash equivalents		(1,889)	(1,319)
Cash and cash equivalents – beginning of period		4,909	1,535
Cash and cash equivalents – end of period		3,020	216
Supplementary information (note 9)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Kintara Therapeutics, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

September 30, 2024

(expressed in US dollars and in thousands, except par value and per share amounts, unless otherwise noted)

1 Nature of operations, corporate history, and going concern and management plans

Nature of operations

Kintara Therapeutics, Inc., a Nevada corporation (“Kintara” or, the “Company”) is a clinical-stage drug development company with a focus on the development of novel cancer therapies for patients with unmet medical needs. The Company is developing one late-stage therapeutic - REM-001 for cutaneous metastatic breast cancer (“CMBC”). In order to accelerate the Company’s development timelines, it leverages existing preclinical and clinical data from a wide range of sources. The Company may seek marketing partnerships in order to potentially offset clinical costs and to generate future royalty revenue from approved indications of its current and future product candidates.

Merger with TuHURA Biosciences, Inc.

On April 2, 2024, the Company entered into a definitive Agreement and Plan of Merger with TuHURA Biosciences, Inc., a Delaware corporation (“TuHURA”), and Kayak Mergeco, Inc., a Delaware corporation wholly owned subsidiary the Company (“Merger Sub”), for an all-stock merger transaction (the “Merger”) forming a company with expertise and resources to advance a risk diversified late-stage oncology pipeline (the “Merger Agreement”). The Merger Agreement provided that, upon completion of the Merger, the former TuHURA stockholders would own the majority of the shares of the Company. The Merger and other transactions contemplated by the Merger Agreement closed on October 18, 2024 (see note 10). Unless context otherwise requires, the use of “we,” “us,” “our,” and the “Company” in this Report refers to Kintara Therapeutics, Inc., a Nevada corporation pre-Merger and its wholly owned subsidiaries.

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

Kintara Therapeutics, Inc. is the parent company of Del Mar (BC), a British Columbia, Canada corporation and Adgero, which are clinical-stage companies with a focus on the development of drugs for the treatment of cancer. The Company is also the parent company to Callco and Exchangeco which are British Columbia, Canada corporations. Callco and Exchangeco were formed to facilitate the Reverse Acquisition. In connection with the Adgero merger, the Company also became the parent company of Adgero Biopharmaceuticals, Inc. (“Adgero Bio”), formerly a wholly-owned subsidiary of Adgero.

On October 18, 2024, the Company completed its merger with TuHURA and Merger Sub pursuant to the terms of the Merger Agreement. In connection with the Merger, Merger Sub merged with and into TuHURA with TuHURA surviving the Merger as a wholly owned subsidiary of the Company. Following the completion of the Merger, the Company changed its corporate name to “TuHURA Biosciences, Inc.”

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

For the three months ended September 30, 2024, the Company reported a loss of $2,161 and a negative cash flow from operations of $1,889. The Company had an accumulated deficit of $162,052 and had cash and cash equivalents of $3,020 as of

September 30, 2024. The Company is in the clinical stage and has not generated any revenues to date. The Company does not have the prospect of achieving revenues until such time that its product candidate is commercialized, or partnered, which may not ever occur. On August 2, 2022, the Company entered into a stock purchase agreement under which the Company has issued 19 shares of common stock for $2,008 in net proceeds as of September 30, 2024. In addition, on June 28, 2023, the Company announced that it had been awarded approximately $2,000 in grant funding to be received over a two-year period for its REM-001 project. During the year ended June 30, 2024, the Company issued an additional 1,519 shares of common stock for net proceeds of $10,471 from its at-the-market (“ATM”) facility, and announced that it is suspending the development of VAL-083. Even with the proceeds from the grant funding, the stock purchase financing, and the ATM sales, the Company will require additional funding to maintain its clinical trials, research and development projects, and for general operations.

These circumstances indicate substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing of these condensed consolidated interim financial statements.

On October 18, 2024, the Company completed the Merger with TuHURA, on and subject to the terms of the Merger Agreement (Note 11).

Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern. Management plans to continue to pursue opportunities to secure the necessary financing through the issue of new equity, including debt, entering into strategic partnership arrangements, and/or pursuing additional strategic transactions. However, the Company’s ability to raise additional capital could be affected by various risks and uncertainties including, but not limited to, global unrest. The Company may not be able to raise sufficient additional capital and may need to tailor its drug candidate development programs based on the amount of funding the Company is able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

These condensed consolidated interim financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern, that may or may not be material to these condensed consolidated interim financial statements.

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

Unaudited interim financial data

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the June 30, 2024, audited consolidated financial statements of the Company included in the Company’s Form 10-K filed with the SEC on October 7, 2024. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation. The results for three months ended September 30, 2024, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025, or for any other future annual or interim period.

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

Loss per share

Loss per share is calculated based on the weighted average number of common shares outstanding. For the three-month periods ended September 30, 2024, and 2023, diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants, stock options, restricted stock units, and convertible preferred shares is anti-dilutive. As of September 30, 2024, potential common shares of 17 (2023 – 20) related to outstanding common share warrants, nil (2023 – 1) related to outstanding Series C preferred stock warrants, 6 (2023 – 8) related to stock options, nil (2023 - 2) related to restricted stock units, and nil (2023 – 7) relating to outstanding Series C convertible preferred shares were excluded from the calculation of net loss per common share.

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

3 Clinical trial deposit

In October 2020, the Company announced that it had entered into a final agreement with a contract research organization (“CRO”) for the management of the Company’s registrational study of VAL-083 for glioblastoma. Under the agreement, the Company supplied the drug for the study and the CRO managed all operational aspects of the study including site activation and patient enrollment. The Company was required to make certain payments under the agreement related to patient enrollment milestones. For the three months ended September 30, 2024, the Company has recognized an expense of $nil (2023 - $1,075) for this study in relation to clinical site initiation and patient enrollment.

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

As of June 30, 2024, and September 30, 2024, the Company has recorded $205 as a deposit with a CRO for the management of the Company’s 15-patient study of REM-001 for cutaneous metastatic breast cancer (“CMBC”).

4 Clinical trials grant

Effective July 1, 2023, the Company was awarded a $2,000 Small Business Innovation Research grant from the National Institutes of Health (“NIH”) to support the clinical development of REM-001 for the treatment of CMBC. The grant will be received in two tranches: approximately $1,250 for the period July 1, 2023, to June 30, 2024, and approximately $750 for the period July 1, 2024, to June 30, 2025. As a result of receiving the grant, the REM-001, 15-patient clinical trial was restarted. The grant is expended to the Company as a reimbursement of expenditures incurred. During the three months ended September 30, 2024, the Company received $236 (2023 - $13) for grants received against research and development expenditures in the period.

The grant is subject to various performance conditions and funding risk where the financial conditions of the NIH may change from time to time. The Company recognizes the grant only to the extent there is reasonable assurance the grant will be funded to the Company.

5 Property and equipment, net

$ (thousands)
Balance, June 30, 2024	674
Depreciation	(17)
Balance, September 30, 2024	657

At September 30, 2024, the total capitalized cost of property and equipment was $879 (June 30, 2024 - $879), of which $499 is not in use. The Company has recognized $17 (2023 - $15) in depreciation expense in the three months ended September 30, 2024, on equipment in use.

6 Accounts payable and accrued liabilities

	September 30, 2024 $ (in thousands)	June 30, 2024 $ (in thousands)
Trade payables	1,871	1,464
Accrued liabilities	336	743
Balance	2,207	2,207

7 Related party transactions

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

On September 30, 2014, the Company entered into an exchange agreement (the “Valent Exchange Agreement”) with Valent and Del Mar (BC). Pursuant to the Valent Exchange Agreement, Valent exchanged its loan payable in the outstanding amount of $279 (including aggregate accrued interest to September 30, 2014, of $29), issued to Valent by Del Mar (BC), for 279 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share (the “Series A Stated Value”) and is not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. For the three months ended September 30, 2024, the Company recorded $2 (2023 - $2) related to the dividends paid to Valent. The dividends have been recorded as a direct increase in accumulated deficit.

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

Related party payables

As of September 30, 2024, there is an aggregate amount of $50 (June 30, 2024 - $52) payable to the Company’s officers and directors for fees, expenses, and other liabilities.

8 Stockholders’ equity

Preferred stock

Series C Preferred Stock

	Series C Preferred Stock
	Number of shares	$ (in thousands)
Balance – June 30, 2024	13,668	9,973
Conversion of Series C Preferred stock to common stock	(13,668)	(9,973)
Balance – September 30, 2024	—	—

In August 2020, the Company issued 25,028 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) in three separate closings of a private placement (Series C-1, C-2, and C-3). Each share of Series C Preferred Stock was issued at a purchase price of $1,000 per share and is convertible into shares of common stock based on the respective conversion prices which were determined at the closing of each round of the private placement. The conversion prices for the Series C-1 Preferred Stock, Series C-2 Preferred Stock, and the Series C-3 Preferred Stock were $2,030.00, $2,124.50, and $2,012.50, respectively. Subject to ownership limitations, the owners of the Series C-1 Preferred Stock, the Series C-2 Preferred Stock, and the Series C-3 Preferred Stock were entitled to receive dividends, payable in shares of common stock at a rate of 10%, 15%, 20% and 25%, respectively, of the number of shares of common stock issuable upon conversion of the Series C Preferred Stock, on the 12th, 24th, 36th and 48th month, anniversary of the initial closing of the private placement. The Company paid the 12th, 24th, 36th, and 48th month anniversary dividends of 10%, 15%, 20%, and 25% common stock dividends on August 19, 2021, 2022, 2023, and 2024, respectively.

The Series C Preferred Stock dividends did not require declaration by the board of directors and were accrued annually as of the date the dividend was earned in an amount equal to the fair value of the Company’s common stock on the dates the respective dividends were paid. The fair value of the Series C Preferred Stock dividend paid on August 19, 2024, was determined by multiplying the dividends paid of 2 shares of common stock by the Company’s closing share price on August 18, 2024, of $7.93 per share for a total fair value of $13. All outstanding shares of Series C Preferred Stock were automatically converted to an aggregate of 7 shares of common stock on August 19, 2024. In addition, as part of the Series C Preferred financing, the Company issued warrants to the placement agent (“Series C Agent Warrants”), which expired unexercised on August 19, 2024.

The Series C Preferred Stock, with respect to distributions of assets and rights upon the occurrence of a liquidation, ranked (i) senior to the Company’s common stock and (ii) senior to any other class or series of capital stock of the Company hereafter created which did not expressly rank pari passu with, or senior to, the Series C Preferred Stock. The Series C Preferred Stock was pari passu in liquidation to the Company’s Series A Preferred Stock. The liquidation value of the Series C Preferred Stock at September 30, 2024, is the stated value of $nil (June 30, 2024 - $9,973).

The Company’s Series C Preferred Stock aggregate dividends as of September 30, 2024, were as follows:

Series C Dividends	Dividend Shares (in thousands)
10% - August 19, 2021 (actual)	1
15% - August 19, 2022 (actual)	1
20% - August 19, 2023 (actual)	1
25% - August 19, 2024 (actual)	2
5

Series A Preferred Stock

Effective September 30, 2014, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of Nevada. Pursuant to the Series A Certificate of Designation, the Company designated 279 shares of preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1.00 per share (the “Series A Stated Value”) and are not convertible into common stock. The holder of the Series A Preferred Stock is entitled to dividends at the rate of 3% of the Series A Stated Value per year, payable quarterly in arrears. Upon any liquidation of the Company, the holder of the Series A Preferred Stock will be entitled to be paid, out of any assets of the Company available for distribution to stockholders, the Series A Stated Value of the shares of Series A Preferred Stock held by such holder, plus any accrued but unpaid dividends thereon, prior to any payments being made with respect to the common stock. The Series A Preferred Stock is held by Valent (note 7).

The Series A Preferred Stock shall with respect to distributions of assets and rights upon the occurrence of a liquidation, rank (i) senior to the Company’s common stock, and (ii) senior to any other class or series of capital stock of the Company hereafter created which does not expressly rank pari passu with, or senior to, the Series A Preferred Stock. The Series A Preferred Stock was pari passu in liquidation to the Company’s Series C Preferred Stock. The liquidation value of the Series A Preferred stock at September 30, 2024, is its stated value of $279 (June 30, 2024 - $279).

There was no change to the Series A Preferred stock for the three months ended September 30, 2024, or 2023.

Common stock

Common stock issuances during the three months ended September 30, 2024

During the three months ended September 30, 2024, the Company issued 2 shares of common stock on vesting of restricted stock units during the period. The Company also issued 2 and 7 shares of common stock, representing the Series C Preferred Stock 25% dividend and automatic conversion of outstanding Series C Preferred Stock, respectively, on the fourth anniversary of issuance.

Common stock issuances during the three months ended September 30, 2023

During the three months ended September 30, 2023, the Company issued 2 shares of common stock, representing the Series C Preferred Stock 20% dividend the third anniversary of issuance.

2017 Omnibus Incentive Plan

As subsequently approved by the Company’s stockholders at an annual meeting of stockholders, on April 11, 2018, the Company’s board of directors approved the adoption of the Company’s 2017 Omnibus Equity Incentive Plan (the “2017 Plan”), as amended. The board of directors also approved a form of Performance Stock Unit Award Agreement to be used in connection with grants of performance stock units (“PSUs”) as well as a Restricted Stock Unit ("RSU") award under the 2017 Plan. As approved by the Company’s stockholders on June 21, 2022, the number of common shares available under the 2017 Plan as of September 30, 2024, is 13 shares, less the number of shares of common stock issued under the Del Mar (BC) 2013 Amended and Restated Stock Option Plan (the “Legacy Plan”), or that are subject to grants of stock options made, or that may be made, under the Legacy Plan, or that have been previously exercised.

The following table sets forth the aggregate information on all equity compensation plans as of September 30, 2024:

Plan (in thousands, except per share amounts)	Number of shares of common stock to be issued upon exercise of outstanding stock options and rights (a)	Weighted-average exercise price of stock options and rights $	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders - 2017 Plan(1)	6	749.16	4
Equity compensation plans not approved by security holders - Del Mar (BC) 2013 Amended and Restated Stock Option Plan	—	73,881.30	—
Totals	6	1,074.40	4

(1) The Del Mar (BC) 2013 Amended and Restated Stock Option Plan refers to the Company’s previous equity compensation plan.

(2) The balance of 4 shares of common stock available for issuance under the 2017 Plan as of September 30, 2024, is net of stock options previously exercised.

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

Stock options

There were no changes in stock options during the three months ended September 30, 2024.

The following table summarizes stock options outstanding and exercisable under all plans at September 30, 2024:

Exercise price $	Number Outstanding at September 30, 2024 (in thousands)	Weighted average remaining contractual life (years)	Number exercisable at September 30, 2024 (in thousands)
162.93	2	8.92	1
307.65	1	7.84	1
1,067.50 to 1,680.00	2	7.36	2
2,170.00 to 2,397.50	1	2.43	—
	6		4

The Company has recognized the following amounts as stock option expense for the periods noted (in thousands):

	Three months ended September 30,
	2024 $	2023 $
Research and development	37	69
General and administrative	61	91
	98	160

All of the stock option expense for the periods ended September 30, 2024, and 2023, has been recognized as additional paid in capital. The aggregate intrinsic value of stock options outstanding as well as stock options exercisable was nil as of September 30, 2024, and 2023, respectively. As of September 30, 2024, there was $224 in unrecognized compensation expense that will be recognized over the next 1.8 years.

The following table sets forth changes in unvested stock options under all plans:

	Number of Options (in thousands)	Weighted average exercise price $
Unvested at June 30, 2024	3	545.01
Vested	(1)	435.36
Unvested at September 30, 2024	2	579.79

The aggregate intrinsic value of unvested stock options at September 30, 2024, was nil (2023 - nil). The unvested stock options have a remaining weighted average contractual term of 7.16 years (2023 – 9.26).

Restricted stock units

During the three months ended September 30, 2024, the Company recognized a total of $3 (2023 - $47) in compensation expense related to RSUs.

Number of RSU (in thousands)
Balance – June 30, 2024	2
Vesting of restricted stock units	(2)
Balance – September 30, 2024	—

Common stock warrants

The following table sets forth changes in outstanding common stock warrants:

	Number of Warrants (in thousands)	Weighted average exercise price $
Balance – June 30, 2024	19	1,399.72
Expiry of warrants issued for services	(2)	1,750.00
Balance – September 30, 2024	17	1,362.41

The following table summarizes the Company’s outstanding common stock warrants as of September 30, 2024:

Description of warrants	Number (in thousands)	Exercise price $	Expiry date

2022 April Investor warrants	9	717.50	April 14, 2027
2022 Investor warrants	7	2,187.50	March 28, 2025
2022 April Agent warrants	1	1,159.20	October 14, 2026
	17

Series C Preferred Stock warrants

In connection with the Series C Preferred Stock private placement, the Company issued 2,504 Series C Agent Warrants. The Series C Agent Warrants had an exercise price of $1,000 per share, provide for a cashless exercise feature, and wee exercisable for a period of four years from August 19, 2020. The Series C Agent Warrants expired unexercised on August 19, 2024. The Series C Preferred Stock issuable upon exercise of the Series C Agent Warrants were convertible into shares of common stock in the same manner as each respective underlying series of outstanding Series C Preferred Stock and were entitled to the same dividend rights as each respective series.

The following table sets forth changes in outstanding Series C Agent Warrants:

	Balance June 30, 2024	Number of Warrants Expired	Balance, September 30, 2024	Conversion price $
Preferred Series C-1 Agent Warrants	1,929	(1,929)	—	2,030.00
Preferred Series C-2 Agent Warrants	219	(219)	—	2,124.50
Preferred Series C-3 Agent Warrants	296	(296)	—	2,012.50
	2,444	(2,444)	—

9 Supplementary statement of cash flows information

The Company incurred the following non-cash investing and financing transactions (in thousands):

	Three months ended September 30,
	2024 $	2023 $
Series C Preferred Stock common stock dividend (note 8)	13	173
Series A Preferred Stock cash dividend in accounts payable and accrued liabilities	2	—
Conversion of Series C Preferred Stock to common stock (note 8)	9,973	37
Income taxes paid	—	—
Interest paid	—	—

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. As of September 30, 2024, the Company’s milestone payment liability was measured using level three inputs. The milestone payment liability relates to contingent milestone payments for the REM-001 program that was acquired in the Adgero merger (note 1).

	September 30, 2024
Liability	Level 1	Level 2	Level 3
Milestone payment liability	—	—	188

$ (in thousands)
Balance – June 30, 2024	186
Change in fair value estimate	2
Balance – September 30, 2024	188

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable, and related party payables. The carrying values of cash and cash equivalents, other receivables, accounts payable and related party payables approximate their fair values due to the immediate or short-term maturity of these financial instruments.

11 Subsequent events

The Company has evaluated its subsequent events from September 30, 2024, through the date these condensed consolidated interim financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated interim financial statements other than the items noted below.

Amendment to Hoffman Employment Agreement

Robert E. Hoffman, former Chief Executive Officer and Interim Chief Financial Officer of the Company, and the Company are parties to a certain Executive Employment Agreement dated November 8, 2021 (the “Hoffman Employment Agreement”). On October 4, 2024, the Company and Mr. Hoffman entered into an amendment to the Hoffman Employment Agreement (the “Hoffman Amendment”). Pursuant to the Hoffman Amendment, all outstanding stock options previously granted to Mr. Hoffman by the Company vested in full on October 4, 2024 in exchange for Mr. Hoffman agreeing to extend the non-competition restrictions of the Hoffman Employment Agreement for a period of twelve months following the date that his employment terminates with the Company.

Merger with TuHURA Biosciences, Inc.

On October 4, 2024, at the Company’s Special Meeting of Stockholders, the Company’s stockholders approved the requisite proposals to effect the completion of the Merger pursuant to the Merger Agreement, whereby Merger Sub merged with and into TuHURA, with TuHURA surviving the Merger and becoming direct, wholly owned subsidiary of the Company. Effective at 12:01 a.m. Eastern Time on October 18, 2024, the Company effected the Reverse Stock Split, whereby every 35 shares of issued and outstanding common stock were converted into one share of common stock. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole post-Reverse Stock Split share. The Reverse Stock Split did not change the par value of the Company’s common stock or the amount of authorized common stock. Effective at 12:03 a.m. Eastern Time on

October 18, 2024, the Company completed the Merger, and effective at 12:04 a.m. Eastern Time on October 18, 2024, the Company changed its name to “TuHURA Biosciences, Inc.”

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each then-outstanding share of TuHURA common stock, par value $0.001 per share (the “TuHURA Common Stock”) (other than any shares held in treasury and Dissenting Shares (as defined in the Merger Agreement)) were converted into shares of the Company’s common stock equal to an exchange ratio of 0.1789 (after giving effect to the Reverse Stock Split), (ii) each then-outstanding TuHURA stock option were assumed and converted into an option to purchase shares of the Company’s common stock, subject to certain adjustments as set forth in the Merger Agreement, and (iii) each then-outstanding warrant to purchase shares of TuHURA Common Stock”) was assumed and converted into and exchangeable for a warrant of like tenor entitling the holder to purchase shares of the Company’s common stock, subject to certain adjustments as set forth in the Merger Agreement. Existing Company stockholders received one CVR for each share of common stock held by such stockholder (or, in the case of warrants, each share of common stock of the Company for which such warrant is exercisable into), entitling them to receive, in the aggregate, approximately 1,539,918 shares of the Company's common stock (collectively, the “CVR Shares”) upon achievement of enrollment of a minimum of 10 patients in the REM-001 clinical trial, with such patients each completing 8 weeks of follow-up on or before December 31, 2025 (the “Milestone”).

Immediately following the Merger, TuHURA stockholders as of immediately prior to the Merger owned, in aggregate and on a fully-diluted basis, approximately 97.15% of the Company (or 94.55% of the Company after giving effect to the issuance of the CVR Shares assuming the Milestone has been achieved) and Company securityholders as of immediately prior to the Merger owned, in aggregate and on a fully-diluted basis, approximately 2.85% of the Company (or 5.45% of the Company after giving effect to the issuance of the CVR Shares assuming the Milestone has been achieved).

On October 18, 2024, effective immediately prior to the consummation of the Merger, the Company completed a 1-for-35 reverse stock split (the “2024 Reverse Stock Split”) of its issued and outstanding common stock in connection with the Merger Agreement with TuHURA. As a result of the 2024 Reverse Stock Split, every 35 shares of issued and outstanding common stock were converted into one share of common stock. Any fractional shares of common stock resulting from the 2024 Reverse Stock Split were rounded up to the nearest whole post-2024 Reverse Stock Split share. The 2024 Reverse Stock Split did not change the par value of the Company's common stock or the amount of authorized common stock. All outstanding securities entitling their holders to acquire shares of common stock were adjusted as a result of the 2024 Reverse Stock Split. All common share and per share data are retrospectively restated to give effect to the 2024 Reverse Stock Split for all periods presented herein.

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

You should review the factors and risks we describe under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2024, and in our other filings with the Securities and Exchange Commission (the “SEC”), available at www.sec.gov. Actual results may differ materially from any forward-looking statement.

All amounts are expressed in US dollars and in thousands, except par value and per share amounts, unless otherwise noted.

Background

Kintara Therapeutics, Inc., a Nevada corporation (“Kintara” or the “Company”), is a clinical stage, biopharmaceutical company focused on the development and commercialization of new cancer therapies.

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

Recent Events

•
On October 4, 2024, the Company and Robert E. Hoffman, then-Chief Executive Officer and Interim Chief Financial Officer of the Company, entered into an amendment (the “Hoffman Amendment”) to that certain Executive Employment Agreement dated November 8, 2021 (the “Hoffman Employment Agreement”), pursuant to which all outstanding stock options previously granted to Mr. Hoffman by the Company vested in full on October 4, 2024 in exchange for Mr. Hoffman agreeing to extend the non-competition restrictions of the Hoffman Employment Agreement for a period of twelve months following the date that his employment terminates with the Company.
•
On October 18, 2024, we completed a previously-announced definitive merger agreement (the “Merger Agreement”) with Kayak Mergeco, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and TuHURA Biosciences, Inc., a Delaware corporation (“TuHURA”), pursuant to which Merger Sub merged with and into TuHURA, with TuHURA surviving the merger and becoming our direct, wholly-owned subsidiary (the “Merger”). Pursuant to the terms of the Merger, shareholders of TuHURA received shares of our common stock. Under the terms of the Merger, at the effective time of the Merger, (i) Kintara issued an aggregate of approximately 40,441,605 shares of common stock to TuHURA stockholders, based on an exchange ratio of 0.1789 (after giving effect to the Reverse Stock Split) shares of Kintara’s common stock for each share of TuHURA common stock outstanding immediately prior to the Merger, (ii) each then-outstanding TuHURA stock option was assumed and converted into an option to purchase shares of Kintara common stock subject to certain adjustments based on the exchange ratio as set forth in the Merger Agreement, and (iii) each then-outstanding warrant to purchase shares of TuHURA common stock was assumed and converted into and exchangeable based on the exchange ratio for a warrant of like tenor entitling the holder to purchase shares of Kintara common stock.
•
Our stockholders existing as of the close of business on the business day immediately prior to the effective time of the Merger received one contingent value right(a “CVR”), for each outstanding share Company common stock held by such stockholder (or, in the case of warrants to purchase Company common stock, each share of common stock for which such warrant is exercisable) entitling them to receive, in the aggregate, approximately 1,539,918 shares of our common stock upon achievement of enrollment of a minimum of 10 patients in the REM-001 Study, with such patients each completing eight weeks of follow-up on or before December 31, 2025 (the “Milestone”). Under the terms of the Merger Agreement, TuHURA stockholders as of immediately prior to the Merger owned, in aggregate and on a fully-diluted basis, approximately 97.15% of the Company (or 94.55% of the Company after giving effect to the issuance of the CVR Shares assuming the Milestone has been achieved) and Company securityholders as of immediately prior to the Merger owned, in aggregate and on a fully-diluted basis, approximately 2.85% of the Company (or 5.45% of the Company after giving effect to the issuance of the CVR Shares assuming the Milestone has been achieved).
•
Effective at 12:01 a.m. Eastern Time on October 18, 2024, we completed a 1-for-35 reverse stock split of our outstanding common stock. Our common stock began trading on a reverse stock split-adjusted basis on the Nasdaq Capital Market on October 18, 2024 under the new name TuHURA Biosciences, Inc. and under the new symbol "HURA" following the closing of the Merger. The Company’s common stock is represented by a new CUSIP number, 898920 103.

Upcoming Clinical Milestones

Effective July 1, 2023, we were awarded a $2,000 grant from the National Institutes of Health (“NIH”) to be received over a two-year period as expenses are incurred. The grant from the NIH will fund the majority of expenses related to the REM-001 CMBC 15-patient clinical study (the “REM-001 Study”). As a result of receiving the NIH grant, we re-initiated our REM-001 program and have opened enrollment at Memorial Sloan Kettering Cancer Center, where we have initiated treatment in a total of four patients as of November 14, 2024. We expect to complete enrollment of patients in the REM-001 Study in the fourth calendar quarter of 2024.

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

On October 19, 2022, we announced that the REM-001 program in CMBC was paused to conserve cash which will be used to support the funding of the GBM AGILE Study. Effective July 1, 2023, we were awarded a two-year $2,000 Small Business Innovation Research grant from the National Institutes of Health to support the clinical development of REM-001 for the treatment of CMBC. The grant will be received in tranches of approximately $1,250 for the period July 1, 2023, to June 30, 2024, and approximately $750 for the period July 1, 2024, to June 30, 2025. As a result of receiving the grant, we re-initiated our REM-001 program and have opened enrollment at Memorial Sloan Kettering Cancer Center, where we have initiated treatment in a total of 4 patients as of November 14, 2024. We expect to complete enrollment of patients in the REM-001 Study in the fourth calendar quarter of 2024.

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

Merger Agreement

See “Recent Events” above for a description of the Merger Agreement and transactions consummated thereby.

Compensation Matters

Robert E. Hoffman, former Chief Executive Officer and Interim Chief Financial Officer of the Company, and the Company are parties to the Hoffman Employment Agreement, and on October 4, 2024, the Company and Mr. Hoffman entered into the Hoffman Amendment pursuant to the which, all outstanding stock options previously granted to Mr. Hoffman by the Company vested in full on October 4, 2024 in exchange for Mr. Hoffman agreeing to extend the non-competition restrictions of the Hoffman Employment Agreement for a period of twelve months following the date that his employment terminates with the Company.

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

On October 18, 2024, we completed the Merger with TuHURA, and following the consummation of the Merger, changed our name from Kintara Therapeutics, Inc. to TuHURA Biosciences, Inc.

Outstanding Securities

As of November 12, 2024, we had 42,284,524 shares of common stock issued and outstanding.

Selected Quarterly Information

The financial information reported herein has been prepared in accordance with accounting principles generally accepted in the United States. Our functional currency at September 30, 2024, and June 30, 2024, is the US dollar. The following tables represent selected financial information for us for the periods presented.

Selected Balance Sheet Data

	September 30, 2024 $	June 30, 2024 $
	(in thousands)
Cash and cash equivalents	3,020	4,909
Working capital	1,226	3,269
Total assets	4,140	6,202
Total stockholders’ equity	1,695	3,757

Selected Statement of Operations Data

For the three months ended

	September 30, 2024	September 30, 2023
	$	$
	(in thousands, except per share data)
Expenses
Research and development	252	1,859
General and administrative	1,957	1,103
	(2,209)	(2,962)
Other income
Foreign exchange	(1)	(2)
Interest, net	49	2
	48	—
Net loss for the period	(2,161)	(2,962)
Series A Preferred cash dividend	(2)	(2)
Series C Preferred stock dividend	(13)	(173)
Net loss for the period attributable to common stockholders	(2,176)	(3,137)
Basic and fully diluted weighted average number of shares	1,586	49
Basic and fully diluted loss per share	(1.37)	(63.92)

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

For the three months ended

	September 30, 2024	September 30, 2023
	$	$
	(in thousands)
Research and development – GAAP	252	1,859
Less: non-cash, share-based compensation expense	(38)	(86)
Research and development net of non-cash, share-based, compensation expense – Non-GAAP	214	1,773
General and administrative – GAAP	1,957	1,103
Less: non-cash, share-based compensation expense	(63)	(121)
General and administrative net of non-cash, share-based, compensation expense – Non-GAAP	1,894	982

Results of Operations

Comparison of the three months ended September 30, 2024, and September 30, 2023

	Three months ended
	September 30, 2024 $	September 30, 2023 $	Change $	Change %
	(in thousands)
Expenses
Research and development	252	1,859	(1,607)	(86)
General and administrative	1,957	1,103	854	77
	(2,209)	(2,962)	753
Other income (loss)
Foreign exchange	(1)	(2)	1	(50)
Interest, net	49	2	47	2,350
	48	—	48
Net loss	(2,161)	(2,962)	801

Research and Development

Research and development expenses decreased to $252 for the three months ended September 30, 2024, from $1,859 for the three months ended September 30, 2023. The decrease was largely attributable to lower clinical development costs and related decreases in personnel and patent costs incurred during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to termination of the development of VAL-083 in October of 2023. Non-cash, share-based compensation expense decreased to $38 for the three months ended September 30, 2024, from $86 for the three months ended September 30, 2023, due to the recognition of higher compensation expense recognized during the three months ended September 30, 2023, for stock options granted in August 2023.

General and Administrative

General and administrative expenses were $1,957 for the three months ended September 30, 2024, compared to $1,103 for the three months ended September 30, 2023. A significant portion of the increase was a result of higher professional fees and special meeting fees incurred in relation to the transaction with TuHURA, offset by lower non-cash, share-based compensation expenses and a reduction in travel costs in the current three months compared to the same period in the prior fiscal year. Non-cash, share-based compensation expense decreased to $63 for the three months ended September 30, 2024, from $121 for the three months ended September 30, 2023, due to the recognition of higher compensation expense recognized during the three months ended September 30, 2023, for stock options granted in August 2023. Personnel, facilities, office and sundry costs have increased primarily due to special meeting costs, filing fees, and shareholder communication costs related to the transaction with TuHURA.

Preferred Share Dividends

For each of the three months ended September 30, 2024, and 2023, we recorded $2 related to the cash dividend payable to Valent on the Series A Preferred Stock. The dividend has been recorded as a direct increase in accumulated deficit for both periods. In addition, for the three months ended September 30, 2024, we recorded $13 (2023 - $173) related to the stock dividend payable to investors on the Series C Preferred Stock. The dividends have been recorded as a direct increase in accumulated deficit for both periods.

Liquidity and Capital Resources

Three months ended September 30, 2024, compared to the three months ended September 30, 2023

	September 30, 2024 $	September 30, 2023 $	Change $	Change %
	(in thousands)
Cash flows from operating activities	(1,889)	(1,317)	(572)	43
Cash flows from investing activities	—	—	—	100
Cash flows from financing activities	—	(2)	2	(100)

Operating Activities

Net cash used in operating activities was $1,889 for the three months ended September 30, 2024, compared to $1,317 for the three months ended September 30, 2023. During the three months ended September 30, 2024, and 2023, we reported net losses of $2,161 and $2,962, respectively. Adjustments to reconcile net loss to net cash used in operating activities for the three months ended September 30, 2024, included stock option expense of $98 and restricted stock unit expense of $3 being recognized during the current period compared to $160 and $47, respectively, in the same period in the prior fiscal year.

The most significant change in working capital for the three months ended September 30, 2024, was related to a decrease in prepaid expenses, taxes and other receivables of $156. The most significant changes in working capital for the three months ended September 30, 2023, were related to the use of clinical trial deposit to settle clinical trial expenses of $1,075 and settlement of accounts payable and accrued liabilities of $214.

Investing Activities

There was no investing activity during the three months ended September 30, 2024 and 2023.

Financing Activities

Net cash used in financing activities was $nil for the three months ended September 30, 2024, compared to $2 for the three months ended September 30, 2023 for the payment of the quarterly Series A Preferred Share dividend, which was in accounts payable and accrued liabilities at September 30, 2024.

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

For the three months ended September 30, 2024, we reported a loss of $2,161 and a negative cash flow from operations of $1,889. We had an accumulated deficit of $162,052 and had cash and cash equivalents of $3,020 as of September 30, 2024. We are in the clinical stage and have not generated any revenues to date. We do not have the prospect of achieving revenues until such time that our product candidate is commercialized, or partnered, which may not ever occur. On August 2, 2022, we entered into the Purchase Agreement under which we received approximately $2,008 in net proceeds as of September 30, 2024, for the issuance of an aggregate of 19 shares of common stock under the Purchase Agreement. On October 9, 2023, we received stockholder approval to issue 20% or more of our outstanding shares as of the date we entered into the Purchase Agreement with Lincoln Park. On February 22, 2024, we determined that we have concluded utilization of the equity facility pursuant to the terms of the Purchase Agreement. In addition, on June 28, 2023, we announced that we had been awarded approximately $2,000 in grant funding for our REM-001 project.

On September 19, 2023, we entered into a Sales Agreement, (the “Sales Agreement”) with AGP pursuant to which we may offer and sell, from time to time, through AGP, as sales agent and/or principal, shares of common stock having an aggregate offering price of up to $10,900 (the “ATM Facility”). From October 31, 2023, until September 30, 2024, we raised $10,471 in net proceeds from the sale of 1,519 shares of our common stock under the ATM Facility. On February 22, 2024, we determined that we have concluded utilization of the ATM facility.

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

Consequently, management began pursuing various financing alternatives to fund our operations in the short and long term and so we can continue as a going concern. In addition, we initiated a process to explore and review a range of strategic alternatives focused on maximizing shareholder value, and as a result, entered into the Merger Agreement for the Merger with TuHURA, which closed on October 18, 2024. Our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

A detailed presentation of all of our significant accounting policies and the estimates derived therefrom is included in Note 2 to our consolidated financial statements for the year ended June 30, 2024, contained in our Annual Report on Form 10-K filed with the SEC on October 7, 2024. While all of the significant accounting policies are important to our consolidated financial statements, the following accounting policies and the estimates derived therefrom are critical:

• Fair value of financial instruments

• Accruals for research and development expenses and clinical trials

Fair value of financial instruments

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. Prior to our adoption of Accounting Standards Update 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period. For the three months ended September 30, 2024, and 2023, the determination of grant-date fair value for stock option awards was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of its grantee, interest rates, and dividend yields. For the three months ended September 30, 2024, and 2023, we utilized the plain vanilla method to determine the expected life of stock options. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of actual forfeitures, using the accelerated attribution method. We recognize forfeitures as they occur. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

For the three months ended September 30, 2024, and 2023, we issued stock options to our officers. The determination of grant-date fair value for options granted was estimated using the Black-Scholes model which includes variables such as the expected volatility of our share price, interest rates, dividend yields, and the term of the option.

Accruals for research and development expenses and clinical trials

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the three months ended September 30, 2024, and 2023, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in (i) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2024 filed with the SEC on October 7, 2024, and (ii) the section entitled “Risk Factors” in our proxy statement/prospectus filed with the SEC on August 19, 2024 (the “Proxy Statement”) in connection with our Registration Statement on S-4 related to the Merger, which are incorporate herein by reference and could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Proxy Statement may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K and Proxy Statement.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)
None.

b)
None.

c)
During the fiscal quarter ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

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

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** The certification furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kintara Therapeutics, Inc.

Date: November 14, 2024	By:	/s/ James A. Bianco
James A. Bianco
Chief Executive Officer (Principal Executive Officer)

Kintara Therapeutics, Inc.

Date: November 14, 2024	By:	/s/ Dan Dearborn
Dan Dearborn
Chief Financial Officer (Principal Financial and Accounting Officer)