Form 10-Q
period 2025-03-31
TuHURA Biosciences, Inc./NV
filed 2025-05-15
CIK 1498382

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39473

TUHURA BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	99-0360497
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10500 University Center Dr., Suite 110 Tampa, FL	33612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 875-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HURA	The Nasdaq Capital Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 12, 2025, the registrant had 43,680,396 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•
our financial performance;
•
our ability to fund our planned operations for the next twelve months and our ability to continue as a going concern;
•
our expectations related to the use of our cash;
•
changes in our capital resource requirements;
•
our ability to obtain, maintain and protect our intellectual property rights, in particular those related to our product candidates;
•
our ability to complete our previously announced merger with Kineta, Inc. and realize the anticipated benefits of such merger;
•
the cost, timing, scope and results of our clinical studies;
•
our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•
existing regulations and regulatory developments in the United States and other jurisdictions;
•
the impact of government laws, general economic and market conditions, inflation and imposition of new or revised global tariffs;
•
developments relating to our competitors and our industry;
•
the therapeutic potential of IFx-Hu 2.0, IFx-Hu 3.0 and future product candidates; and
•
other risks and uncertainties, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and our 2024 Annual Report filed with the Securities and Exchange Commission (“SEC“), or the SEC, on March 31, 2025, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed or incorporated by

ii

reference as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$6,219,831	$12,657,178
Deposits, planned business acquisition (note 1)	6,244,503	5,994,503
Advances to acquisition target (note 1)	858,375	-
Other current assets	1,002,671	958,708
Total Current Assets	14,325,380	19,610,389

Property and equipment, net	151,980	123,366
Operating right-of-use assets	161,317	199,160
Other noncurrent assets	-	33,769
Total Assets	$14,638,677	$19,966,684

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$4,617,620	$5,170,166
Lease liabilities, current	164,594	159,844
Total Current Liabilities	4,782,214	5,330,010

Long-term Liabilities:
Lease liability, long term	-	42,698
Total Liabilities	4,782,214	5,372,708

Stockholders' Equity:
Preferred Stock Series A (assumed in merger); $1.00 par value, 278,530 shares outstanding as of March 31, 2025 and December 31, 2024	278,530	278,530
Common stock, $0.001 par value, 75,000,000 shares authorized; 43,680,396 and 42,323,759 shares issued and outstanding as of March 31, 2025 and December 31, 2024.	43,680	42,324
Additional paid in capital	130,383,186	125,397,691
Due from stockholders	(3,057,904)	-
Accumulated deficit	(117,791,029)	(111,124,569)
Total Stockholders' Equity	9,856,463	14,593,976
Total Liabilities and Stockholders' Equity	$14,638,677	$19,966,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$4,581,672	$3,589,013
General and administrative expenses	2,435,351	1,016,741
Operating Loss	(7,017,023)	(4,605,754)
Other (Expense) Income:
Grant income	252,554	-
Interest expense	-	(255,122)
Interest income	100,098	6,642
Change in fair value of derivative liability	-	12,092
Total Other (Expense) Income	352,652	(236,388)
Net Loss	$(6,664,371)	$(4,842,142)
Series A Preferred cash dividend	(2,089)	-
Net Loss attributable to common stockholders	$(6,666,460)	$(4,842,142)
Net Loss per share, basic and diluted	$(0.15)	$(0.40)
Weighted-average shares outstanding, basic and diluted	43,404,947	12,173,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

								Total
					Additional		Accumulated	Stockholders'
	Preferred Stock		Common Stock		Paid in	Due from	Equity	Equity
	Shares	Dollars	Shares	Dollars	Capital	Stockholders	(Deficit)	(Deficit)
Balances at January 1, 2024	80,561,229	$8,056	68,013,861	$6,801	$86,901,394	$-	$(88,474,997)	$(1,558,746)

Retroactive application of reverse recapitalization	(63,648,386)	$8,857	(55,846,182)	$5,367	$(14,224)	$-	$-	$-
Preferred stock (Series A ratio of 1.188, Series A-1 ratio of 1.132, and Series B ratio of 1.191) converted into common stock and multiplied by exchange ratio of 0.1789						-
Recast balances, beginning of period (applying exchange ratio to preferred and common)	16,912,843	$16,913	12,167,679	$12,168	$86,887,170	$-	$(88,474,997)	$(1,558,746)

Issuance of common shares for asset acquisition	-	-	-	-	-	-	-	-
Stock options exercised, cashless	-	-	10,842	10	(10)	-	-	-
Stock compensation expense	-	-	-	-	334,604	-	-	334,604
Net loss	-	-	-	-	-	-	(4,842,142)	(4,842,142)
Balances at March 31, 2024	16,912,843	$16,913	12,178,521	$12,178	$87,221,764	$-	$(93,317,139)	$(6,066,284)

								Total
					Additional		Accumulated	Stockholders'
	Preferred Stock		Common Stock		Paid in	Due from	Equity	Equity
	Shares	Dollars	Shares	Dollars	Capital	Stockholders	(Deficit)	(Deficit)
Balances at January 1, 2025	278,530	$278,530	42,323,759	$42,324	$125,397,691	$-	$(111,124,569)	$14,593,976

Issuance of common shares for warrants exercised	-	-	1,208,104	1,208	3,560,907	(3,057,904)	-	504,211
Stock options exercised, cashless	-	-	148,533	148	(148)	-	-	-
Stock compensation expense	-	-	-	-	1,424,736	-	-	1,424,736
Series A Preferred Stock cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(6,664,371)	(6,664,371)
Balances at March 31, 2025	278,530	$278,530	43,680,396	$43,680	$130,383,186	$(3,057,904)	$(117,791,029)	$9,856,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,	March 31,
	2025	2024
Cash flows from Operating activities:
Net loss	$(6,664,371)	$(4,842,142)
Adjustments to reconcile net loss to cash
used in operating activities:
Stock compensation expense	1,424,736	334,604
Depreciation and amortization	14,058	34,307
Amortization of debt discount	-	17,383
Change in fair value of derivative liability	-	(12,092)
Changes in operating assets and liabilities:
Other current assets	(29,998)	(1,408)
Other noncurrent assets	71,612	(56,777)
Accounts payable and accrued expenses	445,541	691,880
Net cash flows from operating activities	(4,738,422)	(3,834,245)

Cash flows from investing activities:
Deposits and advances, planned business acquisition	(1,108,375)	-
Purchase of property and equipment	(42,672)	-
Net cash flows from investing activities	(1,151,047)	-

Cash flows from financing activities:
Cash dividend payment of preferred stock Series A	(2,089)	-
Proceeds from warrants exercised	504,211	-
Proceeds from convertible notes payable	-	4,903,000
Payment of debt issuance costs	-	(272,297)
Payment of transaction costs related to Kintara merger	(500,000)	-
Payment of net liabilities assumed in reverse recapitalization with Kintara	(550,000)	-
Net cash flows from financing activities	(547,878)	4,630,703

Net change in cash and cash equivalents	(6,437,347)	796,458
Cash and cash equivalents at the beginning of the period	12,657,178	3,665,032
Cash and cash equivalents at the end of the period	$6,219,831	$4,461,490

Supplemental non-cash activity
Due from stockholders not yet received for warrant exercises	$3,057,904	$-
Right-of-use asset recognized in exchange for operating lease obligations	-	318,722
Debt issuance costs not yet paid	-	379,063
Deferred offering costs not yet paid	13,965	284,867
Derivative liability associated with make-whole premium	-	228,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Description of business and basis of presentation

TuHURA Biosciences, Inc., a Nevada corporation ("we”, “our”, “TuHURA”, or the “Company”), is a clinical stage immuno-oncology company developing novel personalized cancer vaccine product candidates designed to overcome primary resistance to immunotherapies like checkpoint inhibitors. The Company has entered into a Special Protocol Assessment agreement with the FDA for a single Phase 3 randomized placebo and injection controlled trial for IFx-2.0, the Company’s lead personalized cancer vaccine product candidate, as adjunctive therapy to pembrolizumab (Keytruda®) in the first line treatment of patients with advanced or metastatic Merkel cell carcinoma who are checkpoint inhibitor naïve utilizing the FDA’s accelerated approval pathway. The Company is also developing novel bi-functional antibody drug conjugates, or ADCs, targeting myeloid derived suppressor cells, or MDSCs, to modulate their immunosuppressive effects on the tumor microenvironment to overcome acquired resistance to immunotherapies and IFx-3.0 as an innate immune agonist candidate for intravenous or autologous whole cell administration for blood related cancers.

We were formed on June 24, 2009 under the name Berry Only Inc. On January 25, 2013, we entered into and closed an exchange agreement, with Del Mar Pharmaceuticals (BC) Ltd. (“Del Mar (BC)”), 0959454 B.C. Ltd. (“Callco”), and 0959456 B.C. Ltd. (“Exchangeco”) and the security holders of Del Mar (BC). Upon completion of the exchange agreement, Del Mar (BC) became our wholly-owned subsidiary. On August 19, 2020, we completed the merger with Adgero Biopharmaceuticals Holdings, Inc., a Delaware corporation (“Adgero”), in which Adgero continued its existence under Delaware law and became our direct, wholly-owned subsidiary. Following the completion of the merger, we changed our name from Del Mar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. (“Kintara”) and began trading on Nasdaq under the symbol “KTRA.”

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instruction for Form 10-Q, include all adjustments which we considered necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the 2024 Annual Report. The results for the three months ended March 31, 2025 are not necessary indicative of the results to be expected for future periods or the full year.

Reverse Merger with Kintara Therapeutics, Inc.

On October 18, 2024, we completed a reverse merger transaction contemplated by its Agreement and Plan of Merger, dated April 2, 2024 (the “Kintara Merger Agreement”), with TuHURA Biosciences, Inc., a privately-held Delaware corporation (“Legacy TuHURA”), and Kayak Mergeco, Inc., a Delaware corporation wholly-owned subsidiary of TuHURA (“Kintara Merger Sub”). Pursuant to the Kintara Merger Agreement, Kintara Merger Sub merged with and into Legacy TuHURA with Legacy TuHURA surviving the merger (the “Kintara Merger”) and becoming TuHURA’s direct, wholly-owned subsidiary. In connection with the completion of the Kintara Merger, effective at 12:01 a.m. Eastern Time on October 18, 2024, TuHURA effected a 1-for-35 reverse stock split of its common stock. Effective at 12:03 a.m. Eastern Time on October 18, 2024, TuHURA completed the merger, and effective at 12:04 a.m. Eastern Time on October 18, 2024, TuHURA changed its name from Kintara Therapeutics, Inc. to “TuHURA Biosciences, Inc.”

Agreement and Plan of Merger with Kineta, Inc.

On May 5, 2025, the Company, Kineta, Inc., a Delaware corporation (“Kineta”), Hura Merger Sub I, Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company (“Merger Sub I”), Hura Merger Sub II, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of the Company, and Craig Philips, solely in his capacity as the representative, agent and attorney-in-fact of the stockholders of Kineta, entered into the First Amendment to Agreement and Plan of Merger (the “Amendment”) to amend the terms of the previously disclosed Agreement and Plan of Merger, dated December 11, 2024 (the “Original Agreement”, and as amended by the Amendment, the “Kineta Merger Agreement”), by and among TuHURA, Kineta, Merger Sub I, Merger Sub II, and the Stockholder Representative.

Pursuant to the terms of the Kineta Merger Agreement, among other things and subject to the terms and conditions set forth therein, Merger Sub I will (a) merge with and into Kineta (the “First Merger”), with Kineta being the surviving corporation of the First Merger, also known as the “Surviving Entity”; and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Entity will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers” ), with Merger Sub II being the surviving company of the Second Merger, also known as the “Surviving Company.” The Mergers are intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

TuHURA filed a Registration on Form S-4 in connection with the proposed Mergers on February 7, 2025, as subsequently amended on May 6, 2025, and May 8, 2025 (as amended, the “Registration Statement”), which includes a joint proxy statement/prospectus therein. The Mergers are expected to close in the second quarter of 2025, subject to the satisfaction or waiver of the closing conditions under the Merger Agreement.

Merger Consideration

Under the terms of the Kineta Merger Agreement, upon the completion of the Mergers, Kineta stockholders will receive their pro rata share (based on the number of Kineta fully diluted shares held by them) of aggregate merger consideration consisting of a combination of cash and shares of TuHURA common stock (the “Merger Consideration”). Pursuant to the Kineta Merger Agreement, the aggregate cash component of the Merger Consideration is a base cash amount of $6,005,000 (consisting of the difference of $12,000,000 and (i) the aggregate $5,995,000 TuHURA has advanced to Kineta under the Exclusivity and Right of First Offer Agreement, dated July 3, 2024 (the “Exclusivity Agreement”), (ii) the sum of Kineta’s working capital deficit calculated as of the closing of the Mergers pursuant to the Kineta Merger Agreement, and (iii) any working capital loans made by TuHURA to Kineta between the signing of the Original Agreement and closing of the Mergers. The aggregate share component of the Merger Consideration consists of an aggregate of up to approximately 3,998,053 shares of TuHURA common stock, subject to a six-month holdback of up to approximately 1,129,883 of such shares to satisfy certain additional liabilities of the closing date that may be identified after the closing. As part of the Merger Consideration, Kineta stockholders will be entitled to payments of legacy assets not related to Kineta’s KVA12123 product and technology that Kineta may receive following the closing of the Mergers from pre-closing sales by Kineta of certain non-KVA12123 products and technologies.

In connection with the Kineta Merger Agreement, TuHURA and Kineta entered into a Clinical Trial Funding Agreement (the “CTF Agreement”) under which TuHURA agreed to continue to fund clinical trial expenses for KVA12123 in an amount of up to $900,000, which may be increased upon mutual agreement. Any amounts loaned to Kineta under the CTF Agreement shall be evidenced by a secured promissory note bearing simple interest at 5% per annum payable on the earlier of (a) following the closing of the Mergers, any date on which TuHURA demands payment by written notice to Kineta or (b) if the Kineta Merger Agreement is terminated, within ten days following the date of such termination. The Company has advanced $250,000 in working capital loans and approximately $852,000 under the CTF Agreement through March 31, 2025.

The Kineta Merger Agreement has been unanimously approved by the boards of directors of both companies and is subject to Kineta stockholder approval. The completion of the Mergers is also subject to the satisfaction or waiver of certain other conditions, including the approval by TuHURA’s stockholders of an increase in the number of authorized shares of TuHURA common stock, Kineta’s working capital deficit not exceeding $6,000,000 at the time of closing, the effectiveness of the Registration Statement registering the shares of TuHURA common stock issuable to the Kineta stockholders in the Mergers, and other customary closing conditions. The Mergers are currently targeted to close in the second quarter of 2025.

Note 2—Summary of significant accounting policies

Basis for Consolidation – The condensed consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and are presented in United States dollars. The functional currency of the Company and each of its subsidiaries is the United States dollar.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Adgero Biopharmaceuticals Holdings Inc., Adgero Biopharmaceuticals, Inc., Veterinary Oncology Services, and Legacy TuHURA. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s significant accounting policies are described herein and in Note 2, “Summary of significant accounting policies,” in the 2024 Annual Report. There have been no changes to the significant accounting policies during the three months ended March 31, 2025

Accounting Estimates – The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect various amounts reported in condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Grant Income – The Company assumed in the Kintara Merger a $2,000,000 Business Innovation Research grant, a two year grant that was initiated in June 2023 and set to expire in June 2025, to support the clinical development of REM-001 for the treatment of CMBC. As of the closing date of the Kintara Merger, the balance under the grant was $900,000. For the three months ended March 31, 2025 and 2024, the Company recognized approximately $252,000 and $0 of grant income in the condensed consolidated statements of operations.

Research and Development Expenses – Research and development consists of expenses incurred in connection with the discovery and development of product candidates. The Company expenses research and development costs as incurred.

Concentration of Credit Risk – The Company maintains cash balances in domestic financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2025, the uninsured portion of cash held by the Company was approximately $5,600,000.

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

Segment data – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company has adopted ASU 2023-07, and the guidance did not have a material impact on the Company's condensed consolidated financial statements. The Company operates in one reportable segment, which includes all activities related to advancing therapies for cancer treatment. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (CODM), which is its chief executive officer, who reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets. There is no segment revenue for the three months ended March 31, 2025, and 2024. The accounting policies of the cancer treatment segment are the same as those described in the summary of significant accounting policies. All tangible assets are held in the United States.

Net loss per share – Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the Company has reported net losses for each period presented.

Note 3—Liquidity and management’s plans

The Company has been engaged in research and development activities related to ImmuneFx, the Company’s proprietary, multi-indication immunomodulatory platform, which will require additional investment until revenue-generating activities can begin.

The Company has historically incurred negative cash flows from operations.

For the three months ended March 31, 2025, the Company incurred $4.7 million of negative cash flows from operations. The Company has approximately $6.2 million of cash and cash equivalents on hand at March 31, 2025. The Company expects that its existing capital resources, including anticipated payment of the Warrant Exercise Notes (as defined and described in Note 9 below), will be sufficient to fund the Company’s planned future operations into the late fourth quarter of 2025.

The Company expects to raise cash through the sale of preferred shares, common shares, debt issuances, obtaining grants, or commercial partnerships. However, there can be no assurance that any fundraising will be achieved or on commercially reasonable terms, if at all. As such, there is substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date that these unaudited interim consolidated financial statements were available to be issued.

Note 4—Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Quarter Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(6,666,460)	$(4,842,142)
Denominator:
Weighted-average common shares outstanding - basic and diluted	43,404,947	12,173,732
Net loss per share attributable to common shareholders - basic and diluted	$(0.15)	$(0.40)

Common stock warrants in the amount of 279,029 issued to our financial advisor, H.C. Wainwright & Co., LLC, were not outstanding as common shares as of March 31, 2025, however included in the weighted-average common shares outstanding – basic and diluted as if they were considered outstanding.

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. For the three months ended March 31, 2025 and 2024, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the period because including them would have had an anti-dilutive effect:

	As of March 31,
	2025	2024
Preferred Series A (as converted)	-	7,053,338
Preferred Series A-1 (as converted)	-	4,500,142
Preferred Series B (as converted)	-	5,359,363
Convertible Notes (as converted)	-	1,996,313
Stock options issued and outstanding	6,511,437	3,557,217
Unvested restricted stock units	114	-
Warrants	8,335,078	8,083,775
Total	14,846,629	30,550,148

Note 5—Other current assets

Other current assets consist of the following as of March 31, 2025, and December 31, 2024:

	March 31,	December 31,
	2025	2024
Employee Retention Tax Credit	$214,699	$214,699
NIH Grant Receivable	95,553	222,702
Clinical trial deposit	204,955	204,955
Other current assets	487,464	316,352
	$1,002,671	$958,708

Note 6—Property and equipment, net

Property and equipment, net consists of the following as of March 31, 2025, and December 31, 2024:

	March 31,	December 31,
	2025	2024
Furniture and fixtures	$170,607	$170,607
Leasehold improvements	544,629	544,629
Machinery and office equipment	1,465,855	1,423,183
Software	72,394	72,394
	2,253,485	2,210,813
Less accumulated depreciation and amortization	(2,101,505)	(2,087,447)
	$151,980	$123,366

Depreciation and amortization of property and equipment totaled approximately $14,000 and $34,000 for the three months ended March 31, 2025, and 2024, respectively.

Note 7—Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2025, and 2024:

	March 31,	December 31,
	2025	2024
Trade accounts payable	$3,084,059	$3,152,816
Accrued compensation	1,452,062	1,161,650
Other accrued expenses	81,499	855,700
	$4,617,620	$5,170,166

Note 8—Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2025, and December 31, 2024.

Note 9—Stockholders’ equity

As of March 31, 2025, the Company had two classes of stock authorized in its Articles of Incorporation, as amended (the “Articles”).

Common Stock

The Company is authorized to issue up to 75,000,000 shares of common stock pursuant to its Articles. Holders of common stock are entitled to one vote for each share of common stock. As of March 31, 2025, there were 43,680,396 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Preferred Stock pursuant to its Articles.

The historical Kintara Series A Preferred Stock were assumed in connection with the Kintara Merger and 278,530 are outstanding and have a stated value of $278,530 as of March 31, 2025, and December 31, 2024.

Warrants

The following table summarizes the Company’s outstanding common stock warrants as of March 31, 2025

	Outstanding	Weighted average exercise price	Expiration dates
Legacy TuHURA common stock warrants	8,324,808	$4.52	October 2025 to August 2029
Historical Kintara common stock warrants	10,270	$765.60	June 2025 to April 2027
2024 common stock warrants issued to financial advisor	297,029	$0.01	April 2027

Warrants exercised

There were 173,268 warrants to purchase shares of common stock that were exercised from January 1, 2025 through March 31, 2025, with proceeds in the amount of $504,211. All exercised warrants entitled the holder thereof to purchase one share of Company common stock. The warrant shares are “restricted securities” within the meaning of federal securities laws.

Note receivable to shareholders in connection with warrants exercised

On February 12, 2025, four holders (the “Makers”) of common stock purchase warrants (the “Warrants”) of the Company made and issued to the Company secured promissory notes (the “Warrant Exercise Notes”) in the aggregate principal amount of $3,011,373 as payment of the exercise price of an aggregate of 1,034,836 Warrants held by the Makers. The Makers were comprised of KP Biotech Group, LLC, CA Patel F&F Investments, LLC, Dr. Kiran C. Patel and Donald Wojnowski. Upon the exercise of the Warrants, the Company issued to the Makers an aggregate of 1,034,836 Warrant Shares, all of which are “restricted securities” within the meaning of the federal securities laws. The Warrant Exercise Notes are due and payable on May 30, 2025. In the event that a Warrant Exercise Note is not paid in full by the Maturity Date, the interest rate on such Warrant Exercise Note increases to 18% per annum.

Note 10—Stock option plans

Stock options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for the three months ended March 31, 2025 and 2024:

	2025	2024
Common stock fair value	$3.39	$3.69
Risk free interest rate	4.04% - 4.66%	4.05% - 4.89%
Expected dividend yield	0%	0%
Expected term	6.0 years	4.9 years
Expected stock volatility	101.9% - 103.0%	91.9% - 99.7%

Below is a summary of stock option activity for the three months ended March 31, 2025:

		Weighted	Weighted
	Number	Average	Average
	of options	Exercise Price	Contractual Life
Outstanding at December 31, 2024	6,403,818	$5.11	7.44 years

Forfeited and cancelled	(131,193)	$3.69
Exercised	(266,486)	$2.09
Granted	505,298	$3.39
Outstanding at March 31, 2025	6,511,437	$5.13	7.44 years
Exercisable at March 31, 2025	2,171,521	$6.08	3.81 years

Options outstanding had an intrinsic value of $1,183,000 and $5,494,000 as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, there was approximately $14,000,000 of unrecognized stock compensation, which will be recognized over the next three years.

Stock compensation expense

Total stock-based compensation expense for the three months ended March 31, 2025 and 2024 was allocated as follows:

	2025	2024
General and administrative	$488,646	$207,703
Research and development	936,090	126,901
Total stock-based compensation expense	$1,424,736	$334,604

Note 11—Commitments and contingencies

Lease Commitments – The Company leases facilities under non-cancelable operating leases for the laboratory and offices in Tampa, Florida. The current lease expires in March 2026.

Future minimum lease payments under these leases are as follows:

Year ending December 31, 2025 (9 months)	$130,234
Year ending December 31, 2026	43,411
Interest portion of right of use liability	(9,051)
Operating lease liabilities	$164,594

Total lease expense was approximately $70,000 and $62,000 for the three months ended March 31, 2025 and 2024, respectively.

Cash paid for amounts included in the measurement of lease liabilities was approximately $43,000 and $33,000 for the three months ended March 31, 2025 and 2024.

For the current lease, the weighted-average lease term is 1.00 years and 2.00 years and the weighted average discount rate is 10.0% and 10.0% as of March 31, 2025 and 2024

Employment Agreements – The Company maintains employment agreements with its Chief Executive Officer and Chief Financial Officer, each entered into in May 2023 by Legacy TuHURA and as subsequently assumed by the Company in connection with the closing of the Kintara Merger.

Future minimum payments under these employment agreements are as follows:

Year ending December 31, 2025 (9 months)	$655,500
Year ending December 31, 2026	874,000
$1,529,500

Note 12—Subsequent events

Subsequent events – The Company has evaluated subsequent events through May 15, 2025 in connection with the preparation of these unaudited interim consolidated financial statements, which is the date they were available to be issued.

Merger Agreement Amendment with Kineta

On May 5, 2025, the Company entered into the Amendment with Kineta, Merger Sub I, Merger Sub II and the Stockholder Representative, amending the terms of the Original Merger Agreement. Under the terms of the Kineta Merger Agreement, as amended, upon the completion of the Mergers, Kineta stockholders will receive their pro rata share (based on the number of Kineta fully diluted shares held by them) of aggregate merger consideration consisting of a combination of cash and shares of TuHURA common stock. Pursuant to the Kineta Merger Agreement, the aggregate cash component of the Merger Consideration is a base cash amount of $6,005,000 (which consists of the difference of $12,000,000 and (i) the aggregate $5,995,000 TuHURA has advanced to Kineta under the Exclusivity Agreement), (ii) the sum of Kineta’s working capital deficit calculated as of the closing of the Mergers pursuant to the Kineta Merger Agreement, and (iii) any working capital loans made by TuHURA to Kineta between the signing of the Original Agreement and closing of the Mergers). The aggregate share component of the Merger Consideration consists of an aggregate of up to approximately 3,998,053 shares of TuHURA common stock, subject to a six-month holdback of up to approximately 1,129,883 of such shares to satisfy certain additional liabilities of the closing date that may be identified after the closing. As part of the Merger Consideration, Kineta stockholders will be entitled to payments of legacy assets not related to Kineta’s KVA12123 product and technology that Kineta may receive following the closing of the Mergers from pre-closing sales by Kineta of certain non-KVA12123 products and technologies.

In addition, pursuant to the Amendment, the parties agreed that, as a condition precedent to the obligation of TuHURA and the Merger Subs to effect the Mergers and otherwise consummate the transactions contemplated by the Kineta Merger Agreement,

TuHURA’s financing event raised in connection with the Mergers shall have been completed and TuHURA shall have received gross proceeds of no less than Twenty Million Dollars ($20,000,000), which gross proceed shall have been received by TuHURA, or will be received by TuHURA substantially simultaneously with the closing of the Mergers.

Also, pursuant to the Amendment, the end date has been extended from April 30, 2025, to June 30, 2025, subject to possible extension as provided by the Amendment.

Separation Agreement with Dennis Yamashita

On May 5, 2025, TuHURA and Dennis Yamashita, TuHURA’s former Chief Scientific Officer, entered into a Separation Agreement relating to the termination of Mr. Yamashita’s employment with TuHURA (the “Separation Agreement”). The Separation Agreement confirms that Mr. Yamashita’s employment with TuHURA terminated effective December 16, 2024, and it provides for the payment to Mr. Yamashita of severance compensation in the form of $145,833.34 paid over a period of 5 months plus COBRA premium reimbursement for the 6-month period following his termination. The Separation Agreement also provides that Mr. Yamashita vested as to 65,597 of his previously granted options, all of which will be exercisable through January 19, 2027. As a part of the Separation Agreement, Mr. Yamashita has agreed to a general release and waiver of claims against TuHURA upon the terms more particularly set forth in the Separation Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements in the Annual Report on Form 10-K filed with the SEC on March 31, 2025 (the “2024 Annual Report”). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under the heading “Risk Factors” in Part I, Item 1A of this Quarterly Report on Form 10-Q, as well as those set forth under the heading “Risk Factors” in Part I. Item 1A in the 2024 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Special Note Regarding Forward-Looking Statements”.

In this section, we discuss our financial condition, changes in financial condition and results of our operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. References to periods prior to the closing of the Kintara Merger refer to Legacy TuHURA, and to TuHURA Biosciences, Inc. (formerly Kintara Therapeutics, Inc.) for all other periods, as the context requires.

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

We are not profitable and has incurred significant operating losses in each period since its inception, our net losses were $22.6 million for the year ended December 31, 2024 and $29.3 million for the year ended December 31, 2023 (which includes the expensing of the entire $16.2 million purchase price for the assets of TuHURA Biopharma, Inc. (“TuHURA Biopharma”), of which $15.0 million was paid in the form of Legacy TuHURA common stock), and $6.7 million and $4.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $117.8 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and the expenditures related to other research and development activities. We expect to continue to incur operating losses. We anticipate these losses will increase substantially as it advances our product candidates through preclinical and clinical development, develops additional product candidates and seeks regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtains regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not previously incur as a private company.

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

As of March 31, 2025, we had cash and cash equivalents of $6.2 million. See “ — Liquidity and Capital Resources” below.

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

Subject to the terms and conditions of the Kintara Merger Agreement, at the closing of the Kintara Merger, (a) each then-outstanding share of Legacy TuHURA common stock (other than shares held in treasury and excluding dissenting shares), including shares of Legacy TuHURA common stock issued upon conversion of Legacy TuHURA preferred stock and conversion of all of Legacy TuHURA's convertible promissory notes issued in Legacy TuHURA’s note financing, were converted into the right to receive a number of shares of Kintara common stock (after giving effect to the Reverse Stock Split) based on an exchange ratio of 0.1789 shares of Kintara common stock for each outstanding share of Legacy TuHURA common stock per the Kintara Merger Agreement (the “Exchange Ratio”), and (b) each then-outstanding Legacy TuHURA stock option and warrant that was not exercised immediately prior to the effective time of the Kintara Merger was assumed by Kintara with the number of underlying shares and exercise price being adjusted in accordance with the Exchange Ratio.

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

Pursuant to the Exclusivity Agreement, among other things, Kineta granted us an exclusive right to acquire Kineta’s worldwide patents, patent rights, patent applications, product and development program assets, technical and business information, and other rights and assets associated with and derived from its development program related to KVA12123 during a specified period commencing on July 3, 2024. Under the terms of the Exclusivity Agreement, we paid Kineta a fee in the amount of $5,000,000, with $2,500,000 paid at signing and an additional $2,500,000 paid on July 15, 2024, and we thereafter paid $300,000 in extension payments under the Exclusivity Agreement (collectively, the “Exclusivity Payments”). The Exclusivity Payments will be credited against the initial cash consideration payable to Kineta stockholders under the Kineta Merger Agreement.

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

On May 5, 2025, we announced that we had entered into the Amendment. The Kineta Merger Agreement contemplates that, at the closing of the merger transaction, Hura Merger Sub I will (a) merge with and into Kineta, with Kineta being the surviving corporation of the First Merger, and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Entity will merge with and into Hura Merger Sub II, with Hura Merger Sub II being the surviving company of the Second Merger.

At the effective time of the First Merger, and subject to the terms and conditions of the Kineta Merger Agreement, each share of Kineta Common Stock issued and outstanding immediately prior to the effective time of the First Merger will be converted automatically into and will represent the right to receive, without interest, the number of shares of our common stock and cash consideration each calculated according to the terms of the Kineta Merger Agreement. The proposed Kineta Merger currently is targeting to be consummated in the second quarter of 2025, subject to the satisfaction or waiver of closing conditions (including our financing condition) under the Kineta Merger Agreement.

Clinical Trial Funding Agreement

In connection with the Kineta Merger Agreement, we entered into a Clinical Trial Funding Agreement (the “CTF Agreement”) with Kineta under which we agreed to continue to fund clinical trial expenses for KVA12123 in an amount of up to $900,000, which may be increased upon mutual agreement. Pursuant to the terms of the CTF Agreement, Kineta granted a security interest to us in the assets, rights, including patents, patent rights, patent application, product and development program assets, and other rights and assets, associated with, derived from, relating to, or used in connection with KVA12123 and the KVA12123 development program and clinical trial. Any amounts loaned to Kineta under the CTF Agreement will be evidenced by a secured promissory note, bearing interest at 5% simple interest per annum, payable on the earlier of (a) following the closing of the Kineta Merger, any date on which we demand payment by written notice to Kineta or (b) if the Kineta Merger Agreement is terminated, within ten days following the date of such termination. To date, we have paid approximately $852,000 in clinical trial expenses pursuant to the CTF Agreement and $250,000 in working capital loans.

Special Protocol Assessment Agreement

On January 25, 2024, we entered into a Special Protocol Assessment Agreement for a single registration directed, randomized, placebo controlled Phase 3 trial for IFx-Hu2.0 as adjunctive therapy to pembrolizumab (Keytruda®) in first line treatment for patients with advanced or metastatic Merkel cell carcinoma who are checkpoint inhibitor naive. The trial utilizes a novel design recommended by the FDA which incorporates Objective Response Rate (ORR) as the primary endpoint for accelerated approval. The trial also includes Progression Free Survival (PFS) as a key secondary endpoint which, if achieved, without demonstrating a detriment to Overall Survival, could allow conversion from accelerated approval to full approval satisfying the requirement for a post marketing trial. Before initiating this Phase 3 trial we are required to complete certain manufacturing activities as noted in a partial clinical hold correspondence from FDA. Based on correspondence following a type C meeting with the FDA, we have ongoing development and validation of several testing and mixing studies which we believe will be adequate to address the CMC requirements to initiate the Phase 3 clinical trial. We believe we will be in position to initiate the Phase 3 study in the second quarter of 2025 and anticipate enrollment to take approximately 12 months with topline data six to seven months following the last patient enrolled.

Phase 1b/2a Study of IFx-Hu2.0

On May 5, 2025, we initiated a Phase 1b/2a Study of IFx-Hu2.0 as an Adjunctive Therapy to Keytruda® (pembrolizumab) in First Line Treatment for Metastatic Merkel cell carcinoma of Unknown Primary Origin (MCCUP). The Phase 1b/2a trial is designed to evaluate the safety and feasibility of IFx-Hu2.0 in combination with Keytruda® when administered via Interventional Radiology (IR) in patients with deep-seated tumors without associated cutaneous tumors.

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

Other Income (Expense)

Other income (expense) consists of interest income on our cash and cash equivalents, interest expense on borrowings under our convertible notes, grant income from our NIH-funded research grant assumed in the Kintara Merger in October 2024, and non-cash changes in the fair value of our derivative liability associated with the make-whole premium on our convertible notes.

Results of Operations

Comparisons for the Three Months Ended March 31, 2025, and March 31, 2024

	Three months ended
	March 31,		Change
	2025	2024
Operating expenses:
Research and development	$4,581,672	$3,589,013	$992,659
General and administrative	2,435,351	1,016,741	1,418,610
Total operating expenses	7,017,023	4,605,754	2,411,269
Loss from operations	(7,017,023)	(4,605,754)	(2,411,269)
Other income (expense)
Grant income	252,554	-	252,554
Interest expense	-	(255,122)	255,122
Interest income	100,098	6,642	93,456
Change in fair value of derivative liability	-	12,092	(12,092)
Total other income (expense)	352,652	(236,388)	589,040
Net loss	$(6,664,371)	$(4,842,142)	$(1,822,229)
Series A Preferred cash dividend	(2,089)	-	(2,089)
Net loss attributable to common shareholders	$(6,666,460)	$(4,842,142)	$(1,824,318)

Research and Development Expenses. The following table summarizes our research and development expenses by program for the periods presented.

	Three months ended
	March 31,		Change
	2025	2024
Direct program costs:
IFx-2.0	$2,080,844	$2,290,880	$(210,036)
Preclinical research costs	425,555	210,917	214,638
Indirect program costs:
Personnel and facilities related costs	2,075,273	1,087,216	988,057
Total research and development expenses	$4,581,672	$3,589,013	$992,659

Research and development expenses were $4.6 million and $3.6 million for the three months ended March 31, 2025, and 2024, respectively. The increase of $1.0 million related to the following.

•
a decrease of approximately $0.2 million due to ongoing clinical development of IFx-2.0;
•
an increase of approximately $0.2 million due to preclinical research of IFx-3.0 and MDSCs; and
•
an increase of approximately $1.0 million in facilities, salary and personnel related costs.

General and Administrative Expenses. General and administrative expenses were $2.4 million and $1.0 million for the three months ended March 31, 2025, and 2024, respectively. The increase of $1.4 million was primarily due to increases in non-cash stock compensation expense, merger transaction costs related to the Kineta acquisition, and costs associated with being a public company.

Grant Income. Grant income was $0.3 million for the three months ended March 31, 2025. In October 2024, we assumed the Kintara Health and Human Services grant on REM-001 and received reimbursements for related expenses associated with the grant.

Interest Expense. Interest expense was $0.3 million for the three months ended March 31, 2024. From December 2023 to September 2024, as part of our private placement financing under which we offered and sold convertible promissory note (the “TuHURA Notes”), we issued convertible notes totaling $31.3 million. The TuHURA Notes included interest at 20% per annum, accretion to maturity date, and amortization of debt discount. Upon the completion of the Kintara Merger, all principal and accrued and unpaid interest and make-whole amounts under the TuHURA Notes automatically converted into shares of our common stock at a conversion price $3.80 per share of our common stock. There was no cash paid for interest in the TuHURA Notes.

Interest Income. Interest income was $0.1million and less than $0.1 million for the three months ended March 31, 2025 and 2024, respectively, related primarily to interest income earned on deposits at various banks.

Change in fair value of derivative liability. For the three months ended March 31, 2025, there was a gain of less than $0.1 million associated with the bifurcated embedded derivative liability related to the make-whole premium on the TuHURA Notes.

Preferred Stock Series A cash dividend. The holder of our the Series A Preferred Stock received cash dividends payable quarterly in arrears, at an annual rate of 3% of the Series A Stated Value.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and we anticipate that we will continue to incur net losses for the foreseeable future. We incurred net losses of $22.6 million and $29.3 million for the years ended December 31, 2024, and 2023, respectively, and incurred net losses of $6.7 and $4.8 million for the three months ended March 31, 2025 and 2024, respectively Additionally, we used $14.7 million and $12.0 million of cash from our operating activities for the years ended December 31, 2024, and 2023, respectively, and used $4.7 million and $3.8 million from our operating activities for the three months ended March 31, 2025 and 2024 respectively. As of March 31, 2025, we had an accumulated deficit of $117.8 million. The $29.3 million loss for the year ended December 31, 2023, included the expensing of the entire $16.2 million purchase price for the assets of TuHURA Biopharma, of which $15.0 million was paid in the form of Legacy TuHURA common stock.

As of March 31, 2025, we had cash and cash equivalents of $6.2 million. We invest our cash and cash equivalents in liquid money market accounts.

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

Pursuant to the term of the TuHURA Notes, upon the completion of the Kintara Merger, all principal and accrued and unpaid interest and make-whole amounts under the TuHURA Notes automatically converted into shares of Legacy TuHURA common stock at a conversion price $3.80 per share.

In the TuHURA Note Financing, the investors that purchased at least $4.0 million in principal amount of TuHURA Notes, together with their affiliates, were issued warrants to purchase additional shares of Legacy TuHURA common stock, which warrants were converted in the Kintara Merger into warrants to purchase an aggregate of approximately 3.4 million additional shares of Kintara common stock (the “TuHURA Common Warrants”). The TuHURA Common Warrants have an exercise price of $5.70 per share of our common stock and have an expiration date of three years following the respective issue dates of the warrants. The TuHURA Common Warrants are exercisable at any time prior to the expiration date of the warrants, and the warrants are exercisable for cash and, at such time as there is no registration statement covering the resale of the shares issuable upon the exercise of the warrants, on a cashless basis. The TuHURA Common Warrants contain customary adjustments to the exercise price and number of underlying warrant shares by reason of stock splits, stock dividends, reverse stock split, and the like.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2025 and 2024, respectively:

	Three months ended
	March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(4,738,422)	$(3,834,245)
Investing activities	(1,151,047)	-
Financing activities	(547,878)	4,630,703
Net increase (decrease) in cash	$(6,437,347)	$796,458

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $4.7 million, which primarily consisted of a net loss of $6.7 million, a change in net operating assets and liabilities of $0.5 million, and by non-cash charges of $1.4 million. The net non-cash charges were primarily related to depreciation and amortization expense of less than $0.1 million, and stock-based compensation of $1.4 million. The $0.5 million net change in operating assets and liabilities is primarily due to increases in accounts payable and accrued expenses of approximately $0.5 million due to timing of invoices and vendor payments, and an increase in current and non-current assets of approximately less than $0.1 million.

For the three months ended March 31, 2024, net cash used in operating activities was $3.8 million, which primarily consisted of a net loss of $4.8 million and a change in net operating assets and liabilities of $0.6 million, and by non-cash charges of $0.4 million. The net non-cash charges were primarily related, depreciation and amortization expense of less than $0.1 million, and stock-based compensation of $0.3 million. The $0.6 million change in net operating assets and liabilities was due to an increase in accounts payable and accrued expenses of approximately $0.7 million due to timing of invoices and vendor payments, and a decrease in current and non-current assets of approximately less than $0.1 million.

Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $1.2 million, which consisted of purchases of property and equipment and deposits and payments in connection with the planned business acquisition of Kineta.

Financing Activities

For the three months ended March 31, 2025, net cash used in financing activities was $0.6 million, which consisted $0.5 million proceeds from warrants exercises, offset by $1.1 million in merger transaction costs and net liabilities attributable to Kintara.

For the three months ended March 31, 2024, net cash provided by financing activities was $4.6 million, which primarily consisted of net proceeds from convertible notes issued as part of the TuHURA Note Financing.

Funding Requirements

We expect to incur additional costs associated with operating as a public company. In addition, we anticipate that we will need substantial additional funding in connection with our development programs and continuing operations. We believe that our existing cash and cash equivalents, together with the anticipated payment of the Warrant Exercise Notes, will be sufficient to meet our anticipated cash requirements through late into the fourth quarter of 2025. This excludes the cash needed to complete the Kineta

Merger, as the Kineta Merger Agreement provides that it is a condition to the closing of the Kineta Merger that we complete a financing transaction resulting in no less than $20 million in gross proceeds, and there is no assurance that we will be able to complete such a financing transaction.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 of our condensed consolidated financial statements for the three months ended March 31, 2025, contained in Item 1 in this Quarterly Report, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.

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

In determining the fair value of shares of our underlying stock option grants prior to our reverse merger with Kintara, for the three months ended March 31, 2024, we used the market approach by reference to the closest round of equity financing, preceding the date of valuation and analysis of the trading values of publicly traded companies deemed comparable to us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2025 based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of March 31, 2025, our internal control over financial reporting was effective.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. As of the date of this quarterly report, we are not party to any material legal matters or claims.

Item 1A. Risk Factors.

We are subject to various risks, including risk factors identified in our Annual Report on Form 10-K filed with the SEC on March 31, 2025. You should carefully consider those risk factors in addition to the risk factors set forth below and other information in this Form 10-Q.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when approved.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In addition, in October 2020, the Department of Health and Human Services (“HHS”) and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP””), to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia  have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2025, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. Vermont has submitted a concept letter to the HHS. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On October 2, 2024, in final guidance, CMS indicated that it would announce the selection of up to 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. That announcement was made on January 17, 2025.

This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

Further, the new legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard argument in an additional three cases. On May 8, 2025, the Third Circuit rejected AstraZeneca’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. On May 8, 2025, the Third Circuit rejected AstraZeneca’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

On April 16, 2025, the U.S. Department of Commerce (the “Commerce Department”) announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation and that the President must decide whether to act within 90 days of receiving the report.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Recent and further changes in the tariff and trade policies of the United States or of other countries could increase manufacturing and sourcing costs, decrease demand for our offerings, disrupt supply chains, or otherwise adversely affect our business and financial condition.

There is currently significant uncertainty about the future relationship between the United States and its trading partners, most significantly China, with respect to trade policies, tariffs, taxes, and similar policies affecting cross-border operations. For example, the U.S. government has made and continues to make significant additional changes in U.S. trade policy, specifically tariffs, and may continue to take future actions that could negatively impact our business. The U.S. government recently escalated tariffs on the import of goods from most U.S. trading partners. For example, since March 2025, the United States has placed an additional 20% tariff on most goods from China, imposed an additional 25% tariff on most products of Canada and Mexico (with an exception for goods that qualify for duty-free treatment under the U.S.-Mexico-Canada Agreement), and implemented 25% Section 232 tariffs on various articles of steel and aluminum. In April 2025, the U.S. government imposed 25% Section 232 tariffs on passenger vehicles and light trucks (with similar Section 232 tariffs on components for such vehicles expected to be imposed beginning in May 2025); an additional reciprocal tariff of 125% on most imports from China; and an additional reciprocal tariff of 10% on most imports from U.S. trading partners other than China, Canada, Mexico, and countries with which the U.S. does not have normal trade relations. While certain products were excluded from some of these reciprocal tariff measures, including items subject to Section 232 tariffs; certain pharmaceuticals and pharmaceutical products; and certain semiconductors, computers, consumer electronics, and other products derivative of critical minerals, the scope of these exclusions is subject to change. In addition, the U.S. Department of Commerce has recently initiated Section 232 investigations into additional products, including semiconductors and related manufacturing equipment, processed critical minerals and derivative products; and medium-duty and heavy-duty trucks and parts therefor. When these investigations are complete, the U.S. government may decide to levy additional tariffs on such products.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Disruptions and changes at the United States Food and Drug Administration (the “FDA”) and other government agencies from funding cuts, personnel losses and changes, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including investigational new drug applications (“INDs”), requests for special designations and marketing applications. If these oversight and review activities are disrupted or change, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss of and changes in FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump’s E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the Department of Health and Human Services (“HHS”) announced on March 27, 2025, a reorganization and Reduction in Force (“RIF”) across HHS of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for HHS, with a reduction of $700 million in funding at the FDA ($7.2 billion to $6.5 billion) for the 2026 federal fiscal year.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act (“PDUFA”), it remains unclear how the administration’s RIF, budget cuts and personnel changes will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and the FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S.; and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and the ability of the SEC to timely review our public filings, to the extent such review is necessary, and our ability to access the public markets.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the FDA’s review and processing of our regulatory submissions, including INDs and new drug applications or biologics license applications, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2025, we received proceeds of $0.5 million for the issuance of 125,201 shares of common stock for warrants exercised. Additionally, we issued a promissory note in the amount of $3.0 million for 1,034,836 shares of common stock for warrants exercised. Each of the common stock purchases for warrants exercised was by an “accredited investor” for the purposes of Rule 501 of Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Director and Officer Trading Arrangements

None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended March 31, 2025.

Item 6. Exhibits.

Exhibit Number	Description
2.1 †

Agreement and Plan of Merger, dated as of December 11, 2024, by and among TuHURA Biosciences, Inc., Kineta, Inc., Hura Merger Sub I, Inc., Hura Merger Sub II, LLC and Craig Philips (incorporated by reference to Exhibit 2.1 of TuHURA’s Current Report on Form 8-K filed with the SEC on December 12, 2024)

2.2

First Amendment to Agreement and Plan of Merger, dated May 5, 2025, by and among TuHURA Biosciences, Inc, Kineta, Inc., Hura Merger Sub I, Inc., Hura Merger Sub II, LLC, and Craig Philips (incorporated by reference to the Registration Statement on Form S-4 filed on Form S-4 on May 8, 2025 (Registration No. 333-284787)

2.3 †

Agreement and Plan of Merger, dated as of April 2, 2024, by and among Kintara Therapeutics, Inc., Kayak Mergeco, Inc., and TuHURA Biosciences, Inc., as amended (incorporated by reference to Exhibit 2.1 of TuHURA’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on April 3, 2024)

3.1

Articles of Incorporation of TuHURA Biosciences, Inc. (f/k/a Kintara Therapeutics, Inc.), as amended (incorporated by reference to Exhibit 4.1 to TuHURA’s Form S-8 filed with the SEC on December 23, 2024)

3.2

Amended and Restated Bylaws of TuHURA Biosciences, Inc. (f/k/a Kintara Therapeutics, Inc.) (incorporated by reference to Exhibit 3.1 to TuHURA’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)

4.1

Form of TuHURA Biosciences, Inc. (f/k/a Morphogenesis, Inc.) Common Stock Purchase Warrant issued in Series A Preferred Offering (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.2

Form of TuHURA Biosciences, Inc. (f/k/a Morphogenesis, Inc.) Common Stock Purchase Warrant, dated June 1, 2019, issued for advisory services (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.3

Form of TuHURA Biosciences, Inc. (f/k/a Morphogenesis, Inc.) Common Stock Purchase Warrant issued in Series A-1 Preferred Stock Offering (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.4

Form of TuHURA Biosciences, Inc. (f/k/a Morphogenesis, Inc.) Common Stock Purchase Warrant issued in Note Conversion Transaction (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.5

Form of TuHURA Biosciences, Inc. (f/k/a Morphogenesis, Inc.) Common Stock Purchase Warrant issued in Series B Preferred Stock Offering (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.6

Form of TuHURA Biosciences, Inc. Common Stock Warrant issued in TuHURA Note Financing (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.7

Form of TuHURA Biosciences, Inc. Series A Preferred Stock Warrant Amendment Agreement (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-4/A filed on August 8, 2024 (Registration No. 333-279368))

4.8

Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.9

Form of Pre-Funded Warrant Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.10

Form of Underwriter's Warrant (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.11

Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 of Amendment No. 1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.12

Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on September 1, 2020)

4.13

Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.14

Form of Pre-Funded Warrant Certificate (incorporated by reference to Exhibit 4.2 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.15

Form of Placement Agent Warrant Certificate (incorporated by reference to Exhibit 4.3 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on September 27, 2021)

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

10.1	Separation Agreement dated May 5, 2025, between TuHURA Biosciences, Inc. and Dennis Yamashita (incorporated by reference to the Current Report on Form 8-K filed on May 7, 2025)
10.2	Form of Secured Promissory Note (incorporated by reference to Exhibit 10.1 to TuHURA Biosciences, Inc’s Current Report on Form 8-K filed on February 14, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

†Annexes, schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. TuHURA Biosciences, Inc. hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUHURA BIOSCIENCES, INC.

Dated: May 15, 2025	By:	/s/ James A. Bianco, M.D.
James A. Bianco
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2025	By:	/s/ Dan Dearborn
Dan Dearborn
Chief Financial Officer
(Principal Financial Officer)