Form 10-Q
period 2025-06-30
TuHURA Biosciences, Inc./NV
filed 2025-08-14
CIK 1498382

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 11, 2025, the registrant had 50,046,926 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to realize the anticipated benefits of the merger (the "Kineta Merger") with Kineta Inc. ("Kineta");
•
the effects of the Kineta Merger on our business relationships, operating results and business generally;
•
expectations regarding the strategies, prospects, plans, expectations and objectives of our management for future operations of our company following the closing of the Kineta Merger;
•
unexpected costs, charges or expenses resulting from the Kineta Merger;
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
•
the therapeutic potential of IFx-2.0, IFx-3.0, TBS-2025, and future product candidates; and
•
other risks and uncertainties, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and

ii

expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and our 2024 Annual Report filed with the Securities and Exchange Commission (“SEC“), or the SEC, on March 31, 2025, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed or incorporated by reference as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,512,824	$12,657,178
Deposits, planned business acquisition (note 1)	-	5,994,503
Stock subsciption receivable	2,997,547	-
Other current assets	1,029,088	958,708
Total Current Assets	12,539,459	19,610,389

Property and equipment, net	144,171	123,366
Operating right-of-use assets	122,511	199,160
Other noncurrent assets	-	33,769
Goodwill	13,554,163	-
In-process research and development	8,261,000	-
Total Assets	$34,621,304	$19,966,684
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$12,093,163	$5,170,166
Note Payable assumed from Kineta Merger	434,000	-
Holdback liability	2,519,644	-
Lease liabilities, current	124,969	159,844
Total Current Liabilities	15,171,776	5,330,010

Long-term Liabilities:
Lease liability, long term	-	42,698
Total Liabilities	15,171,776	5,372,708

Stockholders' Equity:
Preferred Stock Series A (assumed in Kintara merger); $1.00 par value, 278,530 shares outstanding as of June 30, 2025 and December 31, 2024	278,530	278,530
Common stock, $0.001 par value, 200,000,000 and 75,000,000 shares authorized; 49,913,946 and 42,323,759 shares issued and outstanding as of June 30, 2025 and December 31, 2024.	49,913	42,324
Additional paid in capital	146,438,038	125,397,691
Accumulated deficit	(127,316,953)	(111,124,569)
Total Stockholders' Equity	19,449,528	14,593,976
Total Liabilities and Stockholders' Equity	$34,621,304	$19,966,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Research and development expenses	$4,926,936	$2,823,064	$9,508,608	$6,412,077
General and administrative expenses	4,949,020	795,660	7,384,371	1,812,401
Operating Loss	(9,875,956)	(3,618,724)	(16,892,979)	(8,224,478)
Other (Expense) Income:
Grant income	322,655	-	575,209	-
Interest expense	-	(1,357,458)	-	(1,612,580)
Interest income	29,466	58,040	129,564	64,682
Change in fair value of derivative liability	-	(347,093)	-	(335,001)
Total Other (Expense) Income	352,121	(1,646,511)	704,773	(1,882,899)
Net Loss	$(9,523,835)	$(5,265,235)	$(16,188,206)	$(10,107,377)
Series A Preferred cash dividend	(2,089)	-	(4,178)	-
Net Loss attributable to common stockholders	$(9,525,924)	$(5,265,235)	$(16,192,384)	$(10,107,377)
Net Loss per share, basic and diluted	$(0.21)	$(0.43)	$(0.36)	$(0.83)
Weighted-average shares outstanding, basic and diluted	44,555,095	12,178,522	44,983,198	12,176,127

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
Recast balances, beginning of period (applying exchange ratio to preferred and common)	16,912,843	$16,913	12,167,679	$12,168	$86,887,170	$-	$(88,474,997)	$(1,558,746)

Stock options exercised, cashless	-	-	-	10	(10)	-	-	-
Stock compensation expense	-	-	-	-	334,604	-	-	334,604
Net loss	-	-	-	-	-	-	(4,842,142)	(4,842,142)
Balances at March 31, 2024	16,912,843	16,913	12,167,679	$12,178	$87,221,764	$-	$(93,317,139)	$(6,066,284)
Stock compensation expense	-	-	-	-	275,492	-	-	275,492
Fair value of warrants associated with convertible notes payable	-	-	-	-	4,097,193	-	-	4,097,193
Net loss	-	-	-	-	-	-	(5,265,235)	(5,265,235)
Balances at June 30, 2024	16,912,843	16,913	12,167,679	$12,178	$91,594,449	$-	$(98,582,374)	$(6,958,834)

								Total
					Additional		Accumulated	Stockholders'
	Preferred Stock		Common Stock		Paid in	Due from	Equity	Equity
	Shares	Dollars	Shares	Dollars	Capital	Stockholders	(Deficit)	(Deficit)
Balances at January 1, 2025	278,530	$278,530	42,323,759	$42,324	$125,397,691	$-	$(111,124,569)	$14,593,976

Issuance of common shares for warrants exercised	-	-	1,208,104	1,208	3,560,907	(3,057,904)	-	504,211
Stock options exercised, cashless	-	-	148,533	148	(148)	-	-	-
Stock compensation expense	-	-	-	-	1,424,736	-	-	1,424,736
Fair value of warrants associated with convertible notes payable	-	-	-	-	-	-	-	-
Deemed dividend on warrant modifications	-	-	-	-	-	-	-	-
Series A Preferred Stock cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(6,664,371)	(6,664,371)
Balances at March 31, 2025	278,530	$278,530	43,680,396	$43,680	$130,383,186	$(3,057,904)	$(117,791,029)	$9,856,463
Contributed capital for warrants exercised from stockholders	-	-	-	-	58,542	3,057,904	-	3,116,446
Issuance of common shares, net of issuance costs	-	-	3,363,076	3,363	8,196,116	-	-	8,199,479
Issuance of common shares for Kineta merger	-	-	2,868,169	2,868	6,393,149	-	-	6,396,017
Stock options exercised, cashless	-	-	2,305	2	(2)	-	-	-
Stock compensation expense	-	-	-	-	1,407,047	-	-	1,407,047
Series A Preferred Stock cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(9,523,835)	(9,523,835)
Balances at June 30, 2025	278,530	$278,530	49,913,946	$49,913	$146,438,038	$-	$(127,316,953)	$19,449,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,	June 30,
	2025	2024
Cash flows from Operating activities:
Net loss	$(16,188,206)	$(10,107,377)
Adjustments to reconcile net loss to cash
used in operating activities:
Stock compensation expense	2,831,783	610,096
Depreciation and amortization	27,429	69,934
Amortization of debt discount	-	438,172
Change in fair value of derivative liability	-	335,001
Changes in operating assets and liabilities:
Other current assets	110,418	33,704
Other noncurrent assets	(70,380)	87,386
Accounts payable and accrued expenses	2,302,372	(366,969)
Net cash flows from operating activities	(10,986,584)	(8,900,053)

Cash flows from investing activities:
Cash paid for business acquisition, net of cash received from Kineta	(1,259,278)	-
Purchase of property and equipment	(48,233)	(36,498)
Net cash flows from investing activities	(1,307,511)	(36,498)

Cash flows from financing activities:
Cash dividend payment of preferred stock Series A	(4,178)	-
Proceeds from warrants exercised	3,620,657	-
Proceeds from convertible notes payable	-	19,068,000
Payment of debt issuance costs	-	(1,091,488)
Proceeds from issuance of common stock	5,914,625	-
Payment of transaction costs related to Kintara merger	(500,000)	-
Payment of deferred offering costs	(331,363)	(393,707)
Payment of net liabilities assumed in reverse recapitalization with Kintara	(550,000)	-
Net cash flows from financing activities	8,149,741	17,582,805

Net change in cash and cash equivalents	(4,144,354)	8,646,254
Cash and cash equivalents at the beginning of the period	12,657,178	3,665,032
Cash and cash equivalents at the end of the period	$8,512,824	$12,311,286

Supplemental non-cash activity
Due from stockholders not yet received for common stock	$2,997,548	$-
Consideration in common shares for Kineta acquisition	8,875,680	-
Fair value of placement agent warrants issued in connection with common stock issuance	276,649	-
Fair value of investor warrants issued in connection with common stock issuance	6,396,017	-
Right-of-use asset recognized in exchange for operating lease obligations	-	318,722
Debt issuance costs not yet paid	381,332	354,510
Deferred offering costs not yet paid	45,336	527,249
Fair value of warrants associated with convertible notes payable	-	4,097,193
Derivative liability associated with make-whole premium	-	1,534,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Description of business and basis of presentation

TuHURA Biosciences, Inc., a Nevada corporation (“we,” “our”, “TuHURA,” or the “Company”), is a clinical stage immuno-oncology company with three distinct technologies focused on the development of novel therapeutics designed to overcome primary and acquired resistance to cancer immunotherapies.

Our proprietary Immune FxTM technology platform, or IFx, is an innate immune agonist technology designed to “trick” the body’s immune system to attack tumor cells by making tumor cells look like bacteria. Our lead product candidate, IFx2.0, is an innate immune agonist designed to overcome primary resistance to checkpoint inhibitors. In June 2025, we initiated a single randomized placebo-controlled Phase 3 registration trial of IFx-2.0 administered as an adjunctive therapy to Keytruda® (pembrolizumab) in first line treatment for patients with advanced or metastatic Merkel cell carcinoma who are checkpoint inhibitor naïve utilizing the FDA’s accelerated approval pathway.

In addition to our IFx technology platform, in June 2025 we acquired the rights to TBS-2025, a novel VISTA-inhibiting monoclonal antibody formerly known as KVA1213, through our acquisition of Kineta on June 30, 2025. VISTA (otherwise referred to as V-domain Ig suppressor of T cell activation) is an immune checkpoint highly expressed on myeloid cells that is believed to be a strong driver of immunosuppression in the tumor microenvironment and is believed to be a primary mechanism by which leukemic blasts escape immune recognition contributing to low relapse rates and high rates of recurrence in acute myeloid leukemia, or AML. Following our acquisition of Kineta, we are currently planning on investigating TBS-2025 in a randomized Phase 2 trial in combination with a menin inhibitor vs menin inhibitor alone in mutated NPM1 (mutNPM1) AML.

In addition to our IFx and TBS-2025 technologies, we are leveraging our Delta Opioid Receptor technology to develop tumor microenvironment modulators in the form of first-in-class bi-specific antibody-peptide conjugates (“APCs”) and antibody-drug conjugates (“ADCs”) targeting Myeloid Derived Suppressor Cells (“MDSCs”). Our APCs and ADCs are being developed to inhibit the immune-suppressing effects of MDSCs on the tumor microenvironment to prevent T cell exhaustion and acquired resistance to checkpoint inhibitors and cellular therapies.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instruction for Form 10-Q, include all adjustments which we considered necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the 2024 Annual Report. The results for the three and six months ended June 30, 2025 are not necessary indicative of the results to be expected for future periods or the full year.

June 2025 Private Placement

On June 2, 2025, the Company and certain accredited investors (the “Purchasers”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to issue to the Purchasers, in a private placement (the “Offering”), an aggregate of 4,759,309 shares of common stock together with warrants to purchase an equal number of shares of common stock at an exercise price of $3.3125 (the “Warrants”), for an aggregate offering amount of approximately $12.6 million. The combined effective offering price for each share and accompanying Warrant in the Offering was $2.65.

Pursuant to the Securities Purchase Agreement, each Purchaser was obligated to purchase such Purchaser’s respective investment in the Offering in four equal tranches, as follows:

• $2.23 million was purchased on June 2, 2025 (the “Initial Closing”);

• $2.23 million was purchased on June 9, 2025, following the Company’s notification to the Purchasers that the Food and Drug Administration (FDA) has notified the Company that the Company is no longer subject to the partial clinical hold set forth in the FDA’s Partial Clinical Hold letter to the Company dated January 24, 2024, with respect to the Company’s planned Phase 3 trial of IFx-2.0;

• $2.23 million was purchased on June 24, 2025, following the Company’s notification to the Purchasers that the Phase 3 trial for IFx-Hu2.0 (the “Phase 3 Trial”) had been initiated; and

• $2.23 million was purchased on June 30, 2025, following the Company’s notification to the Purchasers that all material conditions for the closing of the Company’s merger transaction with Kineta have been satisfied (other than conditions that cannot be satisfied until on or immediately before the closing of the Kineta Merger) and that the Company is prepared to close the Kineta Merger.

In addition to the approximately $8.9 million that was purchased in four equal tranches pursuant to the foregoing milestones, the remaining $3.7 million in the Offering is required to be purchased and funded by December 31, 2025 by certain Purchasers who agreed to invest an aggregate of $4.0 million or more in the Offering and who elected to defer the purchase of a portion of such Purchaser’s common stock and Warrants until such time.

The Warrants have an exercise price per share equal to $3.3125 and will expire on the fifth (5th) anniversary of December 3, 2025. The exercise price of the Warrants is subject to proportional adjustment for stock splits, reverse stock splits, and similar transactions.

Merger with Kineta, Inc.

On June 30, 2025, the Company completed the previously announced acquisition contemplated by the Agreement and Plan of Merger, dated December 11, 2024, and as amended by that certain First Amendment to Agreement and Plan of Merger, dated May 5, 2025 (as amended, the “TuHURA-Kineta Merger Agreement”), by and among the Company, Hura Merger Sub I, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub I”), Hura Merger Sub II, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of the Company (“Merger Sub II”), Kineta, and Craig Philips, solely in his capacity the representative, agent and attorney-in-fact of the stockholders of Kineta. Pursuant to the terms of the TuHURA-Kineta Merger Agreement, among other things, Merger Sub I (a) merged with and into Kineta (the “First Merger”), with Kineta being the surviving corporation of the First Merger, also known as the “Surviving Entity” and (b) immediately following the First Merger, the Surviving Entity merged with and into Merger Sub II (the “Second Merger”, and together with the First Merger, the “Kineta Merger”), with Merger Sub II being the surviving company of the Second Merger.

Upon completion of the Kineta Merger, pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each share of Kineta common stock, par value $0.001 per share (each, a “Kineta Share”), issued and outstanding immediately prior to the First Merger, was converted into the right to receive 0.185298 shares of the Company’s common stock, par value $0.001 per share (“TuHURA common stock”), for an aggregate of approximately 2,868,169 shares of TuHURA common stock. Also pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each Kineta Share is also entitled to (i) its pro rata portion of approximately 1,129,885 shares of TuHURA common stock to be issued after six months following the closing of the Kineta Merger, subject to adjustment for losses incurred or accrued during the six month period from the closing of the Kineta Merger, and (ii) the right to its pro rata share of cash consideration received by Kineta pursuant to disposed asset payments related to legacy Kineta assets. Such payments, if any, will be made at a later date and in accordance with the terms of the TuHURA-Kineta Merger Agreement. In each case, in lieu of the issuance of any fractional shares of TuHURA common stock, we will pay an amount equal to the product of (A) such fractional share and (B) $5.7528.

Special Meeting of the Stockholders

In connection with the closing of the Kineta Merger, the Company held its special meeting of the stockholders in lieu of an annual meeting on June 23, 2025 (the “Special Meeting”) to submit, among other proposals, the proposal to increase the Company’s authorized shares of common stock from 75,000,000 shares to 200,000,000 shares (the “Authorized Share Increase Proposal”). At the Special Meeting, the Company’s stockholders approved the Authorized Share Increase Proposal, and the Company subsequently filed articles of amendment to its Articles of Incorporation to increase the number of shares of common stock authorized from 75,000,000 to 200,000,000..

Note 2—Summary of significant accounting policies

Basis for Consolidation – The condensed consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and are presented in United States dollars. The functional currency of the Company and each of its subsidiaries is the United States dollar.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Adgero Biopharmaceuticals Holdings Inc., Adgero Biopharmaceuticals, Inc., Veterinary Oncology Services, Kineta, Merger Sub I, Merger Sub II, and Legacy TuHURA. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s significant accounting policies are described herein and in Note 2, “Summary of significant accounting policies,” in the 2024 Annual Report. There have been no changes to the significant accounting policies during the six months ended June 30, 2025

Accounting Estimates – The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect various amounts reported in condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Grant Income – The Company assumed in reverse merger with Kintara Therapeutics, Inc. (the "Kintara Merger") a $2,000,000 Business Innovation Research grant, a two year grant that was initiated in June 2023 and was set to expire in June 2025 but extended an additional six months, to support the clinical development of REM-001 for the treatment of CMBC. As of the closing date of the Kintara Merger, the balance under the grant was $900,000. For the three and six months ended June 30, 2025 , the Company recognized approximately $323,000 and $575,000 of grant income in the condensed consolidated statements of operations.

Research and Development Expenses – Research and development consists of expenses incurred in connection with the discovery and development of product candidates. The Company expenses research and development costs as incurred.

Concentration of Credit Risk – The Company maintains cash balances in domestic financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2025, the uninsured portion of cash held by the Company was approximately $7,580,000.

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

Goodwill and Intangible Assets – We recognized goodwill and other intangible assets comprised of in-process research and development. (“IPR&D”) during the six months ended June 30, 2025, in connection with its acquisition of Kineta (Note 4), which closed on June 30, 2025. The fair value of acquired IPR&D was capitalized and accounted for as an indefinite-lived intangible asset and is not subject to amortization. Subsequent to the acquisition, the Company will assess goodwill and the IPR&D assets (collectively, the “Intangible Assets”) for impairment at least annually or whenever changes in circumstances indicate the carrying amount may not be recoverable. Acquired IPR&D is subject to impairment testing until completion or abandonment of the associated R&D efforts. If abandoned, the carrying value of the IPR&D asset is written off. Once the associated R&D efforts are completed, the carrying value of the acquired IPR&D is reclassified as a finite-lived asset and amortized over its useful life. Incremental R&D costs incurred subsequent to the acquisition are expensed as incurred.

Segment Data – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company has adopted ASU 2023-07, and the guidance did not have a material impact on the Company's condensed consolidated financial statements. The Company operates in one reportable segment, which includes all activities related to advancing therapies for cancer treatment. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (CODM), which is its chief executive officer, who reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets. There is no segment revenue for the six months ended June 30, 2025, and 2024. The accounting policies of the cancer treatment segment are the same as those described in the summary of significant accounting policies. All tangible assets are held in the United States.

Fair Value of Financial Instruments - ASC 820, Fair Value Measurement ("ASC 820"), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. See Note 4 for more information related to the Company’s Level 3 fair value measurement.

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

For the six months ended June 30, 2025, the Company incurred $11.0 million of negative cash flows from operations. The Company has approximately $8.5 million of cash and cash equivalents on hand at June 30, 2025. The Company expects that its existing capital resources, including anticipated payment of the remaining funds from the Securities Purchase Agreement, will be sufficient to fund the Company’s planned future operations into the late fourth quarter of 2025.

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

Note 4—Acquisition

On June 30, 2025, the Company acquired 100% of the issued and outstanding capital stock of Kineta pursuant to the terms of the TuHURA-Kineta Merger Agreement. Kineta is a clinical-biotechnology company, with a mission to develop next-generation immunotherapies, focused on discovering and developing potentially differentiated immunotherapies that address the mechanism of cancer immune resistance. Kineta VISTA blocking immunotherapy, KVA12123, was acquired along with worldwide patents, patent rights, patent applications, product and development program assets, technical and business information, and other rights and assets derived from the development program. The Company renamed the VISTA blocking immunotherapy technology from KVA12123 to TBS-2025. The Company anticipates synergies, such as having control over the VISTA blocking immunotherapy development program, continuing employment of Kineta former CEO, and consulting agreement with former CSO, will further enhance our activities advancing therapies for cancer treatment.

Goodwill will not be deductible for tax purposes. We expect the determination of fair value for assets acquired and liabilities assumed to be finalized by the end of 2025.

The preliminary allocation of the consideration for the net assets acquired for the acquisition of Kineta were as follows.

June 30,
2025
Purchase Consideration
Exclusivity cash deposit	$5,994,502
Equity issued to Kineta shareholders	6,396,017
Holdback liability to be issued in equity	2,519,644
Cash previously advanced for clinical trial funding and working capital	1,650,000
Fair value of consideration	$16,560,163
Assets Acquired:
Cash	$390,721
Acquired in-process research and development	8,261,000
Total assets acquired	8,651,721
Liabilities Assumed:
Accrued expenses, assumed debt, and severance liabilities	$(5,645,721)
Total liabilities assumed	(5,645,721)
Net assets acquired	3,006,000
Goodwill	$13,554,163

The fair value of equity was determined based on the closing price of the Company's common stock immediately prior to acquisition, and included 3,998,053 shares of common stock at $2.23 per share. There were 1,129,883 shares of delayed consideration to satisfy any necessary adjustments, including any net working capital adjustments, and recorded at its acquisition date fair value and classified as a liability within current liabilities as holdback liability on the Company's Condensed Consolidated Balance Sheets at the acquisition date.

The delayed consideration to be settled in Company shares continues to be recorded at its fair value through the settlement date with changes recorded to earnings. Additionally, the estimated fair value of the delayed consideration that will be settled in equity uses both observable and unobservable inputs, specifically considering the price of the Company's common stock, as well as the probability of the payout at the end of the holding period, and is considered a Level 3 measurement as defined in ASC 820 and will be fulfilled within 12 months of the balance sheet date.

Included in consideration transferred is the settlement of the preexisting CTF agreement and working capital loans owed to the Company by Kineta, which were effectively settled and became intercompany arrangements as of the closing of the transaction. The settlement of pre-existing relationships between the Company and Kineta did not result in any material gain or loss.

The preliminary fair value of the acquired IPR&D intangible assets was determined based on the market capitalization of Kineta, as previously traded on the NASDAQ capital market.

The Company valued the fair value of Kineta's accounts payable, accruals and debt at the acquisition date.

The results of operations of Kineta are included in the accompanying condensed consolidated statement of operations from the June 30, 2025 acquisition date.

The Company incurred approximately $3,900,000 in initial transaction costs for the Kineta merger which is recorded under general and administrative expenses under the Company's condensed consolidated statement of operations.

The following unaudited pro forma financial information reflects the consolidated results of operations of TuHURA as if the acquisition of Kineta had taken place on January 1, 2024 and January 1, 2025. The pro forma information includes acquisition related expenses. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Operating expenses:
Research and development expenses	5,931,446	3,824,064	11,129,676	10,139,077
General and administration expenses	7,631,537	2,382,660	11,469,435	7,079,401
Operating Loss	(13,562,983)	(6,206,724)	(22,599,111)	(17,218,478)
Other (Expense) Income:
Gain on sale of assets	511,799	-	1,011,799	-
Grant income	322,655	-	575,209	-
Gain on accounts payable settlement	296,091	-	296,091	-
Changes in fair value measurements	-	(347,093)	-	(4,176,001)
Interest income (expense), net	65,062	(1,315,418)	109,819	(1,557,898)
Total Other (Expense) Income	1,195,607	(1,662,511)	1,992,918	(5,733,899)
Net Loss	$(12,367,376)	$(7,869,235)	$(20,606,193)	$(22,952,377)

Note 5—Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(9,525,924)	$(5,265,235)	$(16,192,384)	$(10,107,377)
Denominator:
Weighted-average common shares outstanding - basic and diluted	44,555,095	12,178,522	44,983,198	12,176,127
Net loss per share attributable to common shareholders - basic and diluted	$(0.21)	$(0.43)	$(0.36)	$(0.83)

Common stock warrants in the amount of 279,029 issued to our financial advisor, H.C. Wainwright & Co., LLC, were not outstanding as common shares as of June 30, 2025, however included in the weighted-average common shares outstanding – basic and diluted as if they were considered outstanding.

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. For the three months ended June 30, 2025 and 2024, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the period because including them would have had an anti-dilutive effect:

	As of June 30
	2025	2024
Preferred Series A (as converted)	-	7,053,338
Preferred Series A-1 (as converted)	-	4,500,142
Preferred Series B (as converted)	-	5,359,363
Convertible Notes (as converted)	-	5,722,958
Stock options issued and outstanding	6,506,070	3,465,263
Unvested restricted stock units	114	-
Warrants	12,129,635	10,131,268
Total	18,635,819	36,232,332

Note 6—Other current assets

Other current assets consist of the following as of June 30, 2025, and December 31, 2024:

	June 30,	December 31,
	2025	2024
Employee Retention Tax Credit	$214,699	$214,699
NIH Grant Receivable	194,670	222,702
Clinical trial deposit	204,955	204,955
Other current assets	414,764	316,352
	$1,029,088	$958,708

Note 7—Property and equipment, net

Property and equipment, net consists of the following as of June 30, 2025, and December 31, 2024:

	June 30,	December 31,
	2025	2024
Furniture and fixtures	$170,607	$170,607
Leasehold improvements	544,629	544,629
Machinery and office equipment	1,471,417	1,423,183
Software	72,394	72,394
	2,259,047	2,210,813
Less accumulated depreciation and amortization	(2,114,876)	(2,087,447)
	$144,171	$123,366

Depreciation and amortization of property and equipment totaled approximately $14,000 and $27,000 for the three and six months ended June 30, 2025, and approximately $35,000 and $70,000 for the three and six months ended June 30 2024, respectively.

Note 8—Accounts payable, debt, and accrued expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2025, and 2024:

	June 30,	December 31,
	2025	2024
Trade accounts payable	$3,646,806	$3,152,816
Accrued compensation	809,237	1,161,650
Assumed liabilities from Kineta merger (accounts payable and employee separation costs)	5,211,727	-
Other accrued expenses	2,425,393	855,700
	$12,093,163	$5,170,166

As part of the acquisition of Kineta, the Company assumed debt with a fair value of $434,000 and included under current liabilities on the Company's Condensed Consolidated Balance Sheets as of June 30, 2025. The assumed debt was settled and paid in July 2025.

Note 9—Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2025, and December 31, 2024.

Note 10—Stockholders’ equity

As of June 30, 2025, the Company had two classes of stock authorized in its Articles of Incorporation, as amended (the “Articles”).

Common Stock

The Company is authorized to issue up to 200,000,000 shares of common stock pursuant to its Articles. Holders of common stock are entitled to one vote for each share of common stock. As of June 30, 2025, there were 49,913,946 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Preferred Stock pursuant to its Articles.

The historical Kintara Series A Preferred Stock were assumed in connection with the Kintara Merger and 278,530 are outstanding and have a stated value of $278,530 as of June 30, 2025, and December 31, 2024.

Securities Purchase Agreement

On June 2, 2025, the Company entered into the Securities Purchase Agreement with the Purchasers, pursuant to which the Company issued and sold an aggregate of 4,759,309 shares of common stock and Warrants to purchase up to an aggregate of 4,759,309 shares of common stock, at a combined effective offering price for each share and accompanying Warrant of $2.65. The Warrants have an exercise price of $3.3125 per share and are exercisable beginning December 2, 2025, and will expire five years following the exercisable date. The Purchaser’s obligations to purchase the shares in the Offering were subject to four equal tranches pursuant to separate milestone closings set forth in the Securities Purchase Agreement, all of which were achieved on or before June 30, 2025. The Company received gross proceeds totaling $8,912,175 from the sale of stock, which was fully received through August 14, 2025. In addition to the funds received in the four initial tranches of the Offering, the remaining $3.7 million in the Offering is required to be purchased and funded by December 31, 2025 by certain Purchasers who agreed to invest an aggregate of $4.0 million or more in the Offering and who elected to defer the purchase of a portion of such Purchaser’s common stock and Warrants until such time. The shares associated with this deferred purchase is expected to be issued upon receipt of payment from the Purchasers. The Company incurred issuance costs of approximately $713,000 resulting in net proceeds of $8,199,479. The Securities Purchase Agreement also does not contain any provisions that would preclude equity classification under ASC 815-40.

The Company also entered into placement agent agreements with Paulson as the as the primary placement agent for the offering, and Brookline as the secondary placement agent for the Offering. In connection with the placement agent agreements, the Company agreed to pay Paulson a reimbursement of $10,000 in fees associated with the financing, an aggregate cash fee of 6%, and approximately 135,000 in warrant shares. Additionally, the Company paid Brookline an aggregate cash fee of 1.2%.

On August 12, 2025, the Company filed a registration statement on Form S-1, including the prospectus therein, relating to the resale of the common stock from time to time purchased by the Purchasers pursuant to the Securities Purchase Agreement and upon exercise of the Warrants.

Warrants

The following table summarizes the Company’s outstanding common stock warrants as of June 30, 2025

	Outstanding	Weighted average exercise price	Expiration dates
Legacy TuHURA common stock warrants	8,324,808	$4.52	October 2025 to August 2029
Historical Kintara common stock warrants	10,199	$757.65	June 2025 to April 2027
TuHURA Warrants from 2025 Securities Purchase Agreement	3,363,076	$3.32	December 2030
TuHURA Warrants issued to placement agent	134,523	$3.32	December 2030
2024 common stock warrants issued to financial advisor	297,029	$0.01	April 2027

There were 1,208,104 warrants to purchase shares of common stock that were exercised from January 1, 2025 through June 30, 2025, with proceeds in the amount of $3,620,657. All exercised warrants entitled the holder thereof to purchase one share of Company common stock. The warrant shares are “restricted securities” within the meaning of federal securities laws.

In connection with the Securities Purchase Agreement entered on June 2, 2025, relating to the issuance of an aggregate of 4,759,309 shares of common stock and an equal number of Warrants to the Purchasers, as of June 30, 2025, the Company has issued an aggregate of 3,363,076 Warrants at an exercise price of $3.3125 per share. The Warrants are exercisable beginning December 2, 2025 and will expire on December 2, 2030.

Note 11—Stock option plans

Stock options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for the six months ended June 30, 2025 and 2024:

	2025	2024
Common stock fair value	$3.39	$3.69
Risk free interest rate	4.04% - 4.66%	4.05% - 4.89%
Expected dividend yield	0%	0%
Expected term	6.0 years	4.9 years
Expected stock volatility	101.9% - 103.0%	91.9% - 99.7%

Below is a summary of stock option activity for the six months ended June 30, 2025:

		Weighted	Weighted
	Number	Average	Average
	of options	Exercise Price	Contractual Life
Outstanding at December 31, 2024	6,403,818	$5.11	7.44 years

Forfeited and cancelled	(131,193)	$3.69
Exercised	(271,853)	$2.09
Granted	505,298	$3.39
Outstanding at June 30, 2025	6,506,070	$5.13	7.27 years
Exercisable at June 30, 2025	2,312,493	$5.99	3.63 years

Options outstanding had an intrinsic value of $0 and $5,494,000 as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, there was approximately $14,000,000 of unrecognized stock compensation, which will be recognized over the next three years.

Stock compensation expense

Total stock-based compensation expense for the six months ended June 30, 2025 and 2024 was allocated as follows:

	2025	2024
General and administrative	$993,831	$372,288
Research and development	1,837,952	237,808
Total stock-based compensation expense	$2,831,783	$610,096

Note 12—Commitments and contingencies

Lease Commitments – The Company leases facilities under non-cancelable operating leases for the laboratory and offices in Tampa, Florida. The current lease expires in March 2026.

Future minimum lease payments under these leases are as follows:

Year ending December 31, 2025 (6 months)	$86,823
Year ending December 31, 2026	43,411
Interest portion of right of use liability	(5,265)
Operating lease liabilities	$124,969

Total lease expense was approximately $85,000 and $78,000 for the six months ended June 30, 2025 and 2024, respectively.

Cash paid for amounts included in the measurement of lease liabilities was approximately $86,000 and $74,000 for the six months ended June 30, 2025 and 2024.

For the current lease, the weighted-average lease term is 0.75 years and 1.75 years and the weighted average discount rate is 10.0% and 10.0% as of June 30, 2025 and 2024

Employment Agreements – The Company maintains employment agreements with its Chief Executive Officer and Chief Financial Officer, each entered into in May 2023 by Legacy TuHURA, as amended and as subsequently assumed by the Company in connection with the closing of the Kintara Merger.

Future minimum payments under these employment agreements are as follows:

Year ending December 31, 2025 (6 months)	$437,000
Year ending December 31, 2026	874,000
$1,311,000

Note 13—Subsequent events

Subsequent events – The Company has evaluated subsequent events through August 14, 2025 in connection with the preparation of these unaudited condensed consolidated financial statements, which is the date they were available to be issued.

Consulting Agreements with former Kineta employees

Subsequent to the completion of the Kineta Merger, the Company entered into consulting agreements with six former Kineta employees which provides for the payment of a combination of cash and stock awards under the TuHURA Biosciences, Inc. 2024 Equity Incentive Plan (the “2024 Equity Plan”). The amounts payable to such former Kineta employees are in satisfaction of separation payments that were assumed in connection with the Kineta Merger. Approximately 133,000 shares of common stock were issued at $2.50 per share under the 2024 Equity Plan. Additionally, the Company issued notes payable to five of the former employees totaling approximately $590,000 in the aggregate at 10% interest payable monthly from August 15, 2025 to December 15, 2025. The six employees will also provide consulting services to the Company through September 30, 2025.

Registration Statement on Form S-1

In connection with the Offering and the sale of shares of common stock and warrants to purchase common stock sold to the Purchasers pursuant to the Securities Purchase Agreement, the Company filed a registration statement on Form S-1, including the prospectus therein, relating to the resale of the common stock and the shares of common stock underlying the warrants from time to time purchased by the Purchasers.

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

In this section, we discuss our financial condition, changes in financial condition and results of our operations for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. References to periods prior to the closing of the Kintara Merger refer to Legacy TuHURA, and to TuHURA Biosciences, Inc. (formerly Kintara Therapeutics, Inc “Kintara”).) for all other periods, as the context requires.

Overview

TuHURA Biosciences, Inc., a Nevada corporation (“we,” “our”, “TuHURA,” or the “Company”), is a clinical stage immuno-oncology company with three distinct technologies focused on the development of novel therapeutics designed to overcome primary and acquired resistance to cancer immunotherapies.

Our proprietary Immune FxTM technology platform, or IFx, is an innate immune agonist technology designed to “trick” the body’s immune system to attack tumor cells by making tumor cells look like bacteria. Our lead product candidate, IFx2.0, is an innate immune agonist designed to overcome primary resistance to checkpoint inhibitors. In June 2025, we initiated a single randomized placebo-controlled Phase 3 registration trial of IFx-2.0 administered as an adjunctive therapy to Keytruda® (pembrolizumab) in first line treatment for patients with advanced or metastatic Merkel cell carcinoma who are checkpoint inhibitor naïve utilizing the FDA’s accelerated approval pathway.

In addition to our IFx technology platform, in June 2025 we acquired the rights to TBS-2025, a novel VISTA-inhibiting monoclonal antibody formerly known as KVA1213, through our acquisition of Kineta, Inc. (“Kineta”) on June 30, 2025. VISTA (otherwise referred to as V-domain Ig suppressor of T cell activation) is an immune checkpoint highly expressed on myeloid cells that is believed to be a strong driver of immunosuppression in the tumor microenvironment and is believed to be a primary mechanism by which leukemic blasts escape immune recognition contributing to low relapse rates and high rates of recurrence in acute myeloid leukemia, or AML. Following our acquisition of Kineta, we are currently planning on investigating TBS-2025 in a randomized Phase 2 trial in combination with a menin inhibitor vs menin inhibitor alone in mutated NPM1 (mutNPM1) AML.

In addition to our IFx and TBS-2025 technologies, we are leveraging our Delta Opioid Receptor technology to develop tumor microenvironment modulators in the form of first-in-class bi-specific antibody-peptide conjugates (“APCs”) and antibody-drug conjugates (“ADCs”) targeting Myeloid Derived Suppressor Cells (“MDSCs”). Our APCs and ADCs are being developed to inhibit the immune-suppressing effects of MDSCs on the tumor microenvironment to prevent T cell exhaustion and acquired resistance to checkpoint inhibitors and cellular therapies.

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

We are not profitable and has incurred significant operating losses in each period since its inception, our net losses were $22.6 million for the year ended December 31, 2024 and $29.3 million for the year ended December 31, 2023 (which includes the expensing of the entire $16.2 million purchase price for the assets of TuHURA Biopharma, Inc. (“TuHURA Biopharma”), of which $15.0 million was paid in the form of Legacy TuHURA common stock), and $16.2 million and $10.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $127.3 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and the expenditures related to other research and development activities. We expect to continue to incur operating losses. We anticipate these losses will increase substantially as it advances our product candidates through preclinical and clinical development, develops additional product candidates and seeks regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtains regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not previously incur as a private company.

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

As of June 30, 2025, we had cash and cash equivalents of $8.5 million. See “ — Liquidity and Capital Resources” below.

Recent Developments

June 2025 Private Placement

On June 2, 2025, we entered into with certain accredited investors (the “Purchasers”) a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which we agreed to issue to the Purchasers, in a private placement (the “Offering”), an aggregate of 4,759,309 shares of common stock together with warrants to purchase an equal number of shares of common stock at an exercise price of $3.3125 (the “Warrants”), for an aggregate offering amount of approximately $12.6 million. The combined effective offering price for each share and accompanying Warrant in the Offering was $2.65.

Pursuant to the Securities Purchase Agreement, each Purchaser was obligated to purchase such Purchaser’s respective investment in the Offering in four equal tranches, as follows:

• $2.23 million was purchased on June 2, 2025 (the “Initial Closing”);

• $2.23 million was purchased on June 9, 2025, following our notification to the Purchasers that the Food and Drug Administration (FDA) has notified us that we are no longer subject to the partial clinical hold set forth in the FDA’s Partial Clinical Hold letter to us dated January 24, 2024, with respect to our planned Phase 3 trial of IFx-2.0;

• $2.23 million was purchased on June 24, 2025, following our notification to the Purchasers that the

Phase 3 trial for IFx-Hu2.0 (the “Phase 3 Trial”) had been initiated; and

• $2.23 million was purchased on June 30, 2025, following our notification to the Purchasers that all material conditions for the closing of our merger transaction with Kineta have been satisfied (other than conditions that cannot be satisfied until on or immediately before the closing of the Kineta Merger) and that we were prepared to close the Kineta Merger.

In addition to the approximately $8.9 million that was purchased in four equal tranches pursuant to the foregoing milestones, the remaining $3.7 million in the Offering is required to be purchased and funded by December 31, 2025 by certain Purchasers who agreed to invest an aggregate of $4.0 million or more in the Offering and who elected to defer the purchase of a portion of such Purchaser’s common stock and Warrants until such time.

The Warrants have an exercise price per share equal to $3.3125 and will expire on the fifth (5th) anniversary of December 3, 2025. The exercise price of the Warrants is subject to proportional adjustment for stock splits, reverse stock splits, and similar transactions.

In connection with the Offering and the sale of shares of common stock and Warrants to purchase common stock sold to the Purchasers pursuant to the Securities Purchase Agreement, the Company filed a registration statement on Form S-1, including the prospectus therein, relating to the resale of the common stock and shares of common stock underlying the Warrants from time to time purchased by the Purchasers pursuant to the Securities Purchase Agreement.

Closing of Kineta Merger

On June 30, 2025, we completed the previously announced acquisition contemplated by the Agreement and Plan of Merger, dated December 11, 2024, and as amended by that certain First Amendment to Agreement and Plan of Merger, dated May 5, 2025 (as amended, the “TuHURA-Kineta Merger Agreement”), by and among us, Hura Merger Sub I, Inc., a Delaware corporation and a direct wholly-owned subsidiary of ours (“Merger Sub I”), Hura Merger Sub II, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of ours (“Merger Sub II”), Kineta, and Craig Philips, solely in his capacity as the representative, agent and attorney-in- fact of the stockholders of Kineta. Pursuant to the terms of the TuHURA-Kineta Merger Agreement, among other things, Merger Sub I (a) merged with and into Kineta (the “First Merger”), with Kineta being the surviving corporation of the First Merger, also known as the “Surviving Entity” and (b) immediately following the First Merger, the Surviving Entity merged with and into Merger Sub II (the “Second Merger”, and together with the First Merger, the “Kineta Merger”), with Merger Sub II being the surviving company of the Second Merger.

Upon completion of the Kineta Merger, pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each share of Kineta common stock, par value $0.001 per share (each, a “Share”), issued and outstanding immediately prior to the First Merger, was converted into the right to receive 0.185298 shares of our common stock for an aggregate of approximately 2,868,169 shares of our common stock. Also pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each Share is also entitled to (i) its pro rata portion of approximately 1,129,885 shares of our common stock to be issued after six months following the closing of the Kineta Merger, subject to adjustment for losses incurred or accrued during the six month period from the closing of the Kineta Merger, and (ii) the right to its pro rata share of cash consideration received by Kineta pursuant to disposed asset payments related to legacy Kineta assets. Such payments, if any, will be made at a later date and in accordance with the terms of the TuHURA-Kineta Merger Agreement. In each case, in lieu of the issuance of any fractional shares of our common stock, we will pay an amount equal to the product of (A) such fractional share and (B) $5.7528.

Components of Our Results of Operations

Revenue

We did not generate any revenue and do not expect to generate any revenue from the sale of products in the near future.

Research and Development Expenses

To date, our research and development expenses have related primarily to the development of IFx-2.0, IFx-3.0, manufacturing, clinical studies, and other early pre-clinical activities related to our portfolio. Research and development expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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

Results of Operations

Comparisons for the Three Months Ended June 30, 2025, and June 30, 2024

	Three months ended
	June 30,		Change
	2025	2024
Operating expenses:
Research and development	$4,926,936	$2,823,064	$2,103,872
General and administrative	4,949,020	795,660	4,153,360
Total operating expenses	9,875,956	3,618,724	6,257,232
Loss from operations	(9,875,956)	(3,618,724)	(6,257,232)
Other income (expense)
Grant income	322,655	-	322,655
Interest expense	-	(1,357,458)	1,357,458
Interest income	29,466	58,040	(28,574)
Change in fair value of derivative liability	-	(347,093)	347,093
Total other income (expense)	352,121	(1,646,511)	1,998,632
Net loss	$(9,523,835)	$(5,265,235)	$(4,258,600)
Series A Preferred cash dividend	(2,089)	-	(2,089)
Net loss attributable to common shareholders	$(9,525,924)	$(5,265,235)	$(4,260,689)

Research and Development Expenses. The following table summarizes our research and development expenses by program for the periods presented.

	Three months ended
	June 30,		Change
	2025	2024
Direct program costs:
IFx-2.0	$1,999,543	$1,480,745	$518,798
Preclinical research costs	593,490	228,919	364,571
Indirect program costs:
Personnel and facilities related costs	2,333,903	1,113,400	1,220,503
Total research and development expenses	$4,926,936	$2,823,064	$2,103,872

Research and development expenses were $4.9 million and $2.8 million for the three months ended June 30, 2025, and 2024, respectively. The increase of $2.1 million related to the following.

•
an increase of approximately $0.5 million due to ongoing clinical development of IFx-2.0;
•
an increase of approximately $0.4 million due to preclinical research of IFx-3.0 and MDSCs; and
•
an increase of approximately $1.2 million in facilities, salary and personnel related costs due to increases in headcount and non-cash stock compensation expense.

General and Administrative Expenses. General and administrative expenses were $4.9 million and $0.8 million for the three months ended June 30, 2025, and 2024, respectively. The increase of $4.1 million was primarily due to increases in non-cash stock compensation expense, merger transaction costs related to the Kineta acquisition, and costs associated with being a public company.

Grant Income. Grant income was $0.3 million for the three months ended June 30, 2025. In October 2024, we assumed the Kintara Health and Human Services grant on REM-001 and received reimbursements for related expenses associated with the grant.

Interest Expense. Interest expense was $1.4 million for the three months ended June 30, 2024. From December 2023 to September 2024, as part of our private placement financing under which we offered and sold convertible promissory note (the “TuHURA Notes”), we issued convertible notes totaling $31.3 million. The TuHURA Notes included interest at 20% per annum, accretion to maturity date, and amortization of debt discount. Upon the completion of the Kintara Merger, all principal and accrued and unpaid interest and make-whole amounts under the TuHURA Notes automatically converted into shares of our common stock at a conversion price $3.80 per share of our common stock. There was no cash paid for interest in the TuHURA Notes.

Interest Income. Interest income was less than $0.1 million for the three months ended June 30, 2025 and 2024, respectively, related primarily to interest income earned on deposits at various banks.

Change in fair value of derivative liability. For the three months ended June 30, 2024, there was a loss of $0.3 million associated with the bifurcated embedded derivative liability related to the make-whole premium on the TuHURA Notes.

Preferred Stock Series A cash dividend. The holder of our Series A Preferred Stock received cash dividends payable quarterly in arrears, at an annual rate of 3% of the Series A Stated Value.

Comparisons for the Six Months Ended June 30, 2025, and June 30, 2024

	Six months ended
	June 30,		Change
	2025	2024
Operating expenses:
Research and development	$9,508,608	$6,412,077	$3,096,531
General and administrative	7,384,371	1,812,401	5,571,970
Total operating expenses	16,892,979	8,224,478	8,668,501
Loss from operations	(16,892,979)	(8,224,478)	(8,668,501)
Other income (expense)
Grant income	575,209	-	575,209
Interest expense	-	(1,612,580)	1,612,580
Interest income	129,564	64,682	64,882
Change in fair value of derivative liability	-	(335,001)	335,001
Total other income (expense)	704,773	(1,882,899)	2,587,672
Net loss	$(16,188,206)	$(10,107,377)	$(6,080,829)
Series A Preferred cash dividend	(4,178)	-	(4,178)
Net loss attributable to common shareholders	$(16,192,384)	$(10,107,377)	$(6,085,007)

Research and Development Expenses. The following table summarizes our research and development expenses by program for the periods presented.

	Six months ended
	June 30,		Change
	2025	2024
Direct program costs:
IFx-2.0	$4,080,386	$3,771,625	$308,761
Preclinical research costs	1,019,046	439,836	579,210
Indirect program costs:
Personnel and facilities related costs	4,409,176	2,200,616	2,208,560
Total research and development expenses	$9,508,608	$6,412,077	$3,096,531

Research and development expenses were $9.5 million and $6.4 million for the six months ended June 30, 2025, and 2024, respectively. The increase of $3.1 million related to the following.

•
an increase of approximately $0.3 million due to ongoing clinical development of IFx-2.0;
•
an increase of approximately $0.6 million due to preclinical research of IFx-3.0 and MDSCs; and
•
an increase of approximately $2.2 million in facilities, salary and personnel related costs due to increases in headcount and non-cash stock compensation expense.

General and Administrative Expenses. General and administrative expenses were $7.4 million and $1.8 million for the six months ended June 30, 2025, and 2024, respectively. The increase of $5.6 million was primarily due to increases in non-cash stock compensation expense, merger transaction costs related to the Kineta acquisition, and costs associated with being a public company.

Grant Income. Grant income was $0.6 million for the six months ended June 30, 2025. In October 2024, we assumed the Kintara Health and Human Services grant on REM-001 and received reimbursements for related expenses associated with the grant.

Interest Expense. Interest expense was $1.6 million for the six months ended June 30, 2024. From December 2023 to September 2024, as part of our private placement financing under which we offered and sold convertible promissory note (the “TuHURA Notes”), we issued convertible notes totaling $31.3 million. The TuHURA Notes included interest at 20% per annum, accretion to maturity date, and amortization of debt discount. Upon the completion of the Kintara Merger, all principal and accrued and unpaid interest and make-whole amounts under the TuHURA Notes automatically converted into shares of our common stock at a conversion price $3.80 per share of our common stock. There was no cash paid for interest in the TuHURA Notes.

Interest Income. Interest income was $0.1 million and less than $0.1 million for the six months ended June 30, 2025 and 2024, respectively, related primarily to interest income earned on deposits at various banks.

Change in fair value of derivative liability. For the six months ended June 30, 2024, there was a loss of $0.3 million associated with the bifurcated embedded derivative liability related to the make-whole premium on the TuHURA Notes.

Preferred Stock Series A cash dividend. The holder of our Series A Preferred Stock received cash dividends payable quarterly in arrears, at an annual rate of 3% of the Series A Stated Value.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and we anticipate that we will continue to incur net losses for the foreseeable future. We incurred net losses of $22.6 million and $29.3 million for the years ended December 31, 2024, and 2023, respectively, and incurred net losses of $16.2 and $10.1 million for the six months ended June 30, 2025 and 2024, respectively Additionally, we used $14.7 million and $12.0 million of cash from our operating activities for the years ended December 31, 2024, and 2023, respectively, and used $11.0 million and $8.9 million from our operating activities for the six months ended June 30, 2025 and 2024 respectively. As of June 30, 2025, we had an accumulated deficit of $127.3 million.

As of June 30, 2025, we had cash and cash equivalents of $8.5 million. In July 2025, we received approximately $3.0 million in gross proceeds under the Securities Purchase Agreement. We invest our cash and cash equivalents in liquid money market accounts.

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

Warrant Exercise Notes

On February 12, 2025, four holders (the “Makers”) of common stock purchase warrants (the “Warrants”) of the Company made and issued to the Company secured promissory notes (the “Warrant Exercise Notes”) in the aggregate principal amount of $3,011,373 as payment of the exercise price of an aggregate of 1,034,836 Warrants held by the Makers. The Makers were comprised of KP Biotech Group, LLC, CA Patel F&F Investments, LLC, Dr. Kiran C. Patel and Donald Wojnowski. Upon the exercise of the Warrants, the Company issued to the Makers an aggregate of 1,034,836 Warrant Shares, all of which are “restricted securities” within the meaning of the federal securities laws. The Warrant Exercise Notes were collected in the second quarter of 2025.

Securities Purchase Agreement

On June 2, 2025, the Company and the Purchasers entered into the Securities Purchase Agreement pursuant to which the Company agreed to issue and sell to the Purchasers, in a private placement (the “June 2025 Private Placement”), an aggregate of 4,759,309 shares (the “Shares”) of the Company’s common stock, together with warrants to purchase an equal number of shares of common stock at an exercise price of $3.3125 (the “Warrants”), for an aggregate offering amount of $12,612,169. The combined effective offering price for each Share and accompanying Warrant in the June 2025 Private Placement was $2.65.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(10,986,584)	$(8,900,053)
Investing activities	(1,307,511)	(36,498)
Financing activities	8,149,741	17,582,805
Net increase (decrease) in cash	$(4,144,354)	$8,646,254

Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $11.0 million, which primarily consisted of a net loss of $16.2 million, a change in net operating assets and liabilities of $2.3 million, and non-cash charges of $2.9 million. The net non-cash charges were primarily related to depreciation and amortization expense of less than $0.1 million, and stock-based compensation of $2.8 million. The $2.3 million net change in operating assets and liabilities is primarily due to increases in accounts payable and accrued expenses of approximately $2.3 million due to timing of invoices and vendor payments, and an increase in current and non-current assets of approximately less than $0.1 million.

For the six months ended June 30, 2024, net cash used in operating activities was $8.9 million, which primarily consisted of a net loss of $10.1 million and a change in net operating assets and liabilities of $0.3 million, and non-cash charges of $1.5 million. The net non-cash charges were primarily related, depreciation and amortization expense of less than $0.1 million, stock-based compensation of $0.6 million, amortization of debt discount and change in fair value of the derivative liability of $0.8 million associated with the TuHURA Note Financing. The $0.3 million change in net operating assets and liabilities was due to a decrease in accounts payable and accrued expenses of approximately $0.4 million due to timing of invoices and vendor payments, and an increase in current and non-current assets of $0.1 million.

Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $1.3 million, which consisted of purchases of property and equipment and deposits and payments in connection with the Kineta acquisition.

Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $8.1 million, which consisted of $3.6 million proceeds from warrants exercises, $5.9 million in gross proceeds from the issuance of common stock attributable to the Securities Purchase Agreement, offset by $0.3 million in payments for deferred offering costs attributable to the Securities Purchase Agreement and $1.1 million in merger transaction costs and net liabilities attributable to Kintara.

For the six months ended June 30, 2024, net cash provided by financing activities was $17.6 million, which consisted of $18.0 million net proceeds from convertible notes issued as part of the TuHURA Note Financing, offset by deferred offering costs attributable to the merger with Kintara.

Funding Requirements

We expect to incur additional costs associated with operating as a public company. In addition, we anticipate that we will need substantial additional funding in connection with our development programs and continuing operations. We believe that our existing cash and cash equivalents, together with the payment of the Warrant Exercise Notes and the financing from the Securities

Purchase Agreement with the accredited investors, will be sufficient to meet our anticipated cash requirements through late into the fourth quarter of 2025.

Our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Management based projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may deplete our available capital resources sooner than management expects. Our future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of IFx-2.0, TBS-2025 and any other future product candidates;
•
the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•
the outcome, timing and costs of seeking regulatory approvals;
•
the cost of manufacturing IFx-2.0, TBS-2025 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 of our condensed consolidated financial statements for the three months ended June 30, 2025, contained in Item 1 in this Quarterly Report, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.

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

In determining the fair value of shares of our underlying stock option grants prior to our reverse merger with Kintara, for the three months ended June 30, 2024, we used the market approach by reference to the closest round of equity financing, preceding the date of valuation and analysis of the trading values of publicly traded companies deemed comparable to us.

Following our reverse merger with Kintara, the fair value of our common stock will be determined based on the quoted market price of our common stock. In connection with our reverse merger with Kintara, all outstanding shares of our preferred stock were converted into shares of our common stock.

Kineta Acquisition and Valuation of Intangible Assets

On June 30, 2025 we completed the business combination contemplated by the TuHURA-Kineta Merger Agreement, pursuant to which the Company acquired Kineta in a cash and stock transaction through a series of merger transactions, with Kineta surviving the mergers as a wholly-owned subsidiary of ours.

Upon completion of the Kineta Merger, pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each Share issued and outstanding immediately prior to the First Merger, was converted into the right to receive 0.185298 shares of our common stock for an aggregate of approximately 2,868,169 shares of our common stock. Also pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each Share is also entitled to (i) its pro rata portion of approximately 1,129,885 shares of our common stock to be issued after six months following the closing of the Kineta Merger, subject to adjustment for losses incurred or accrued during the six month period from the closing of the Kineta Merger, and (ii) the right to its pro rata share of cash consideration received by Kineta pursuant to disposed asset payments related to legacy Kineta assets. Such payments, if any, will be made at a later date and in accordance with the terms of the TuHURA-Kineta Merger Agreement. In each case, in lieu of the issuance of any fractional shares of our common stock, we will pay an amount equal to the product of (A) such fractional share and (B) $5.7528.

The estimated fair value of the aggregate share component of the Kineta Merger was calculated using the closing stock price on the date of Kineta Merger.

We recognized in-process research and development (“IPR&D”) in connection with the acquisition. The preliminary fair value of the acquired IPR&D intangible assets was determined based on the market capitalization of Kineta, as previously traded on the Nasdaq capital market.

Goodwill and other intangible assets comprised of IPR&D on our balance sheet as of June 30, 2025 were in connection with the Kineta Merger.

In a business combination, the fair value of acquired IPR&D is capitalized and accounted for as indefinite-lived intangible assets, and not amortized until the underlying project receives regulatory approval, at which point the intangible assets will be accounted for as definite-lived intangible assets or discontinued. If discontinued, the intangible assets will be written off. R&D costs incurred after the acquisition are expensed as incurred.

We will engage a third-party valuation firm to assist us with the valuation of the IPR&D. The valuation of our acquired IPR&D has significant measurement uncertainty given the lack of historical data on which to base assumptions. Assumptions are difficult to make accurately and were mainly derived from life science studies, industry data, and peer company information that our management believes represent appropriate comparable data.

We test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than its carrying amount, a quantitative impairment test is performed.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer (our principal executive officer) and the Chief Financial Officer (our principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2025 based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of June 30, 2025, our internal control over financial reporting was effective.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 which was filed with the SEC on April 14, 2025.

The following risk factors reflect material changes from those set forth in our Annual Report and were previously disclosed in our Registration Statement on Form S-1 (File No. 333-289532) filed with the SEC on August 12, 2025. These risk factors should be read in conjunction with the other information contained in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Risks Related to the Kineta Merger

The market price of our common stock may decline in the future as a result of the sale of shares of our common stock held by former Kineta stockholders or current stockholders.

Following their receipt of shares of our common stock as merger consideration (the “Merger Consideration”), former Kineta stockholders may seek to sell the shares of our common stock delivered to them, and, other than former directors and executive officers of Kineta who are subject to a lock-up of one-third of the shares of TuHURA common stock they receive as Merger Consideration, the TuHURA-Kineta Merger Agreement contains no restriction on the ability of former Kineta stockholders to sell such shares of our common stock following consummation of the Kineta Merger. Other holders of our common stock may also seek to sell shares of our common stock held by them following the consummation of the Kineta Merger. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of our common stock, may affect the market for, and the market price of, our common stock in an adverse manner.

We will incur significant costs in connection with the Kineta Merger.

We have incurred and expect to incur a number of non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the Kineta Merger. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, including retention and severance payments that may be made to certain our employees and Kineta employees, filing fees, printing and mailing expenses and other related charges.

We will also incur integration costs in connection with the Kineta Merger. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Kineta Merger and the integration of the two companies’ businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

•
On June 2, 2025, the Company and the selling stockholders (the “Purchasers”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to issue to the Purchasers, in a private placement (the “Offering”), an aggregate of 4,759,309 shares of common stock together with warrants to purchase an equal number of shares of common stock at an exercise price of $3.3125 (the “Warrants”), for an aggregate offering amount of approximately $12.6 million. The combined effective offering price for each share and accompanying Warrant in the Offering was $2.65. The securities were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and/or Rule 506(b) promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Director and Officer Trading Arrangements

None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the six months ended June 30, 2025.

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

Agreement and Plan of Merger, dated as of April 2, 2024, by and among Kintara Therapeutics, Inc., Kayak Mergeco, Inc., and TuHURA Biosciences, Inc., as amended (incorporated by reference to Exhibit 2.1 of TuHURA’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on April 3, 2024)

3.1

Articles of Incorporation of TuHURA Biosciences, Inc. (f/k/a Kintara Therapeutics, Inc.), as amended (incorporated by reference to Exhibit 3.1 to TuHURA’s Registration Statement on Form S-1 filed with the SEC on August 12, 2025)

3.2

Amended and Restated Bylaws of TuHURA Biosciences, Inc. (f/k/a Kintara Therapeutics, Inc.) (incorporated by reference to Exhibit 3.1 to TuHURA’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)

4.1

Form of TuHURA Biosciences, Inc. (f/k/a Morphogenesis, Inc.) Common Stock Purchase Warrant issued in Series A Preferred Offering (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.2

Form of TuHURA Biosciences, Inc. (f/k/a Morphogenesis, Inc.) Common Stock Purchase Warrant, dated June 1, 2019, issued for advisory services (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.3

Form of TuHURA Biosciences, Inc. (f/k/a Morphogenesis, Inc.) Common Stock Purchase Warrant issued in Series A-1 Preferred Stock Offering (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.4

Form of TuHURA Biosciences, Inc. (f/k/a Morphogenesis, Inc.) Common Stock Purchase Warrant issued in Note Conversion Transaction (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.5

Form of TuHURA Biosciences, Inc. (f/k/a Morphogenesis, Inc.) Common Stock Purchase Warrant issued in Series B Preferred Stock Offering (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.6

Form of TuHURA Biosciences, Inc. Common Stock Warrant issued in TuHURA Note Financing (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.7

Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.8

Form of Pre-Funded Warrant Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.9

Form of Underwriter's Warrant (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.10

Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 of Amendment No. 1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.11

Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on September 1, 2020)

4.12

Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.13

Form of Pre-Funded Warrant Certificate (incorporated by reference to Exhibit 4.2 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.14

Form of Placement Agent Warrant Certificate (incorporated by reference to Exhibit 4.3 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.15	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on April 13, 2022)
4.16

Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on April 13, 2022)

4.17	Form of Warrant (incorporated by reference to Exhibit 4.1 to TuHURA Biosciences, Inc.’s Current

Report on Form 8-K filed with the SEC on June 6, 2025)
10.1	Separation Agreement dated May 5, 2025, between TuHURA Biosciences, Inc. and Dennis Yamashita (incorporated by reference to the Current Report on Form 8-K filed on May 7, 2025)
10.2	Form of Securities Purchase Agreement dated June 2, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 6, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TUHURA BIOSCIENCES, INC.

Dated: August 14, 2025	By:	/s/ James A. Bianco, M.D.
James A. Bianco
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2025	By:	/s/ Dan Dearborn
Dan Dearborn
Chief Financial Officer
(Principal Financial Officer)