Form 10-Q
period 2025-09-30
TuHURA Biosciences, Inc./NV
filed 2025-11-14
CIK 1498382

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 12, 2025, the registrant had 51,258,085 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to realize the anticipated benefits of the merger (the “Kineta Merger”) with Kineta Inc. (“Kineta”);
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
•
the therapeutic potential of IFx-2.0, IFx-3.0, TBS-2025, the Company’s Delta Opioid Receptor technology and future product candidates; and
•
other risks and uncertainties, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not

ii

place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and our 2024 Annual Report filed with the Securities and Exchange Commission (“SEC“), or the SEC, on March 31, 2025, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,697,416	$12,657,178
Deposits, planned business acquisition (note 1)	-	5,994,503
Other current assets	806,429	958,708
Total Current Assets	3,503,845	19,610,389

Property and equipment, net	295,332	123,366
Operating right-of-use assets	82,707	199,160
Other noncurrent assets	-	33,769
Goodwill	13,554,164	-
In-process research and development	8,261,000	-
Total Assets	$25,697,048	$19,966,684
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,480,577	$5,170,166
Note Payable to former Kineta employees	493,386	-
Holdback liability, payable in shares	2,775,795	-
Lease liabilities, current	84,346	159,844
Total Current Liabilities	8,834,104	5,330,010

Long-term Liabilities:
Lease liability, long term	-	42,698
Other long-term liabilities	84,985	-
Total Liabilities	8,919,089	5,372,708

Stockholders' Equity:
Preferred Stock Series A (assumed in Kintara merger); $1.00 par value, 278,530 shares outstanding as of September 30, 2025 and December 31, 2024	278,530	278,530
Common stock, $0.001 par value, 200,000,000 and 75,000,000 shares authorized; 51,254,789 and 42,323,759 shares issued and outstanding as of September 30, 2025 and December 31, 2024.	51,255	42,324
Additional paid in capital	150,869,671	125,397,691
Accumulated deficit	(134,421,497)	(111,124,569)
Total Stockholders’ Equity	16,777,959	14,593,976
Total Liabilities and Stockholders' Equity	$25,697,048	$19,966,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Research and development expenses	$4,968,596	$2,946,768	$14,477,204	$9,358,845
General and administrative expenses	1,761,007	783,459	9,145,378	2,595,860
Operating Loss	(6,729,603)	(3,730,227)	(23,622,582)	(11,954,705)
Other (Expense) Income:
Grant income	138,299	-	713,508	-
Interest expense	(16,532)	(2,002,886)	(16,532)	(3,615,466)
Interest income	6,060	132,767	135,624	197,449
Other expense	(185,019)	-	(185,019)	-
Change in fair value of Kineta merger holdback shares	(315,660)	-	(315,660)	-
Change in fair value of derivative liability	-	21,229	-	(313,772)
Total Other (Expense) Income	(372,852)	(1,848,890)	331,921	(3,731,789)
Net Loss	$(7,102,455)	$(5,579,117)	$(23,290,661)	$(15,686,494)
Series A Preferred cash dividend	(2,089)	-	(6,267)	-
Deemed dividend on warrant modifications	-	(965,177)	-	(965,177)
Net Loss attributable to common stockholders	$(7,104,544)	$(6,544,294)	$(23,296,928)	$(16,651,671)
Net Loss per share, basic and diluted	$(0.14)	$(0.54)	$(0.50)	$(1.37)
Weighted-average shares outstanding, basic and diluted	50,666,430	12,178,522	46,235,423	12,176,127

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
Recast balances, beginning of period (applying exchange ratio to preferred and common)	16,912,843	$16,913	12,167,679	$12,168	$86,887,170	$-	$(88,474,997)	$(1,558,746)

Stock options exercised, cashless	-	-	-	10	(10)	-	-	-
Stock compensation expense	-	-	-	-	334,604	-	-	334,604
Net loss	-	-	-	-	-	-	(4,842,142)	(4,842,142)
Balances at March 31, 2024	16,912,843	$16,913	12,167,679	$12,178	$87,221,764	$-	$(93,317,139)	$(6,066,284)
Stock compensation expense	-	-	-	-	275,492	-	-	275,492
Fair value of warrants associated with convertible notes payable	-	-	-	-	4,097,193	-	-	4,097,193
Net loss	-	-	-	-	-	-	(5,265,235)	(5,265,235)
Balances at June 30, 2024	16,912,843	$16,913	12,167,679	$12,178	$91,594,449	$-	$(98,582,374)	$(6,958,834)
Issuance of common shares, net of offering costs	-	-	717,322	717	4,599,283	-	-	4,600,000
Issuance of common shares for equity issuance placement agent fees	-	-	17,539	18	99,982	-	-	100,000
Issuance of common shares for convertible note placement agent fees	-	-	60,258	60	343,500	-	-	343,560
Issuance of common shares for warrants exercised	-	-	641,850	642	1,930,362	-	-	1,931,004
Stock options exercised, cash and cashless	-	-	46,514	47	103,953	-	-	104,000
Stock compensation expense	-	-	-	-	269,277	-	-	269,277
Fair value of warrants associated with convertible notes payable	-	-	-	-	2,422,865	-	-	2,422,865
Deemed dividend on warrant modification	-	-	-	-	965,177	-	(965,177)	-
Net loss	-	-	-	-	-	-	(5,579,117)	(5,579,117)
Balances at September 30, 2024	16,912,843	$16,913	13,651,162	$13,662	$102,328,848	$-	$(105,126,668)	$(2,767,245)

								Total
					Additional		Accumulated	Stockholders'
	Preferred Stock		Common Stock		Paid in	Due from	Equity	Equity
	Shares	Dollars	Shares	Dollars	Capital	Stockholders	(Deficit)	(Deficit)
Balances at January 1, 2025	278,530	$278,530	42,323,759	$42,324	$125,397,691	$-	$(111,124,569)	$14,593,976

Issuance of common shares for warrants exercised	-	-	1,208,104	1,208	3,560,907	(3,057,904)	-	504,211
Stock options exercised, cashless	-	-	148,533	148	(148)	-	-	-
Stock compensation expense	-	-	-	-	1,424,736	-	-	1,424,736
Series A Preferred Stock cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(6,664,371)	(6,664,371)
Balances at March 31, 2025	278,530	$278,530	43,680,396	$43,680	$130,383,186	$(3,057,904)	$(117,791,029)	$9,856,463
Contributed capital for warrants exercised from stockholders	-	-	-	-	58,542	3,057,904	-	3,116,446
Issuance of common shares, net of issuance costs	-	-	3,363,076	3,363	8,196,116	-	-	8,199,479
Issuance of common shares for Kineta merger	-	-	2,868,169	2,868	6,393,149	-	-	6,396,017
Stock options exercised, cashless	-	-	2,305	2	(2)	-	-	-
Stock compensation expense	-	-	-	-	1,407,047	-	-	1,407,047
Series A Preferred Stock cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(9,523,835)	(9,523,835)
Balances at June 30, 2025	278,530	$278,530	49,913,946	$49,913	$146,438,038	$-	$(127,316,953)	$19,449,528
Issuance of common shares for settlement of Kineta obligations	-	-	133,232	133	332,902	-	-	333,035
Issuance of common shares, net of issuance costs	-	-	1,207,554	1,208	2,653,253	-	-	2,654,461
Vesting of RSU shares	-	-	57	1	(1)	-	-	-
Stock compensation expense	-	-	-	-	1,445,479	-	-	1,445,479
Series A Preferred Stock cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(7,102,455)	(7,102,455)
Balances at September 30, 2025	278,530	$278,530	51,254,789	$51,255	$150,869,671	$-	$(134,421,497)	$16,777,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,	September 30,
	2025	2024
Cash flows from Operating activities:
Net loss	$(23,290,661)	$(15,686,494)
Adjustments to reconcile net loss to cash
used in operating activities:
Stock compensation expense	4,277,263	879,375
Depreciation and amortization	48,721	99,075
Amortization of debt discount	-	1,107,009
Loss on share settlement of Kineta employee compensation assumed from merger	185,019	-
Change in fair value of derivative liability	-	313,772
Change in fair value of Kineta merger holdback shares	315,660	-
Changes in operating assets and liabilities:
Other current assets	333,077	69,704
Other noncurrent assets	(30,576)	(153,283)
Accounts payable and accrued expenses	(3,911,631)	1,242,321
Net cash flows from operating activities	(22,073,128)	(12,128,521)

Cash flows from investing activities:
Cash paid for business acquisition, net of cash received from Kineta	(1,259,278)	(5,192,371)
Purchase of property and equipment	(48,233)	(36,498)
Net cash flows from investing activities	(1,307,511)	(5,228,869)

Cash flows from financing activities:
Cash dividend payment of preferred stock Series A	(6,267)	-
Proceeds from warrants exercised	3,620,657	1,931,004
Proceeds from convertible notes payable	-	28,568,000
Payment of debt issuance costs	-	(1,112,362)
Proceeds from issuance of common stock	12,112,172	5,000,000
Proceeds from stock options exercised	-	104,000
Payment of debt assumed from Kineta merger	(434,000)	-
Payment of note payables to former Kineta employees	(98,677)	-
Payment of transaction costs related to Kintara merger	(500,000)	-
Principal payments of finance lease	(43,671)	-
Payment of placement agent fees and offering costs	(679,337)	(1,202,262)
Payment of net liabilities assumed in reverse recapitalization with Kintara	(550,000)	-
Net cash flows from financing activities	13,420,877	33,288,380

Net change in cash and cash equivalents	(9,959,762)	15,930,990
Cash and cash equivalents at the beginning of the period	12,657,178	3,665,032
Cash and cash equivalents at the end of the period	$2,697,416	$19,596,022

Supplemental disclosure of cash flow information
Cash paid for interest	$16,533	$-
Supplemental non-cash activity
Kineta employee compensation assumed from merger exchanged for note payables	$592,063	$-
Consideration in common shares for Kineta acquisition	8,915,661	-
Fair value of placement agent warrants issued in connection with common stock issuance	370,403	-
Fair value of investor warrants issued in connection with common stock issuance	9,259,821	-
Property and equipment recognized in exchange for finance lease obligations	172,453	-
Deferred offering costs not yet paid	197,566	385,820
Right-of-use asset recognized in exchange for operating lease obligations	-	318,722
Debt issuance costs not yet paid	-	5,135
Fair value of warrants associated with convertible notes payable	-	6,520,056
Derivative liability associated with make-whole premium	-	2,402,228
Deemed dividend on warrant modifications	-	965,177
Issuance of common stock for placement agent fees	-	443,560

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

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with the instructions for Form 10-Q, and include all adjustments which we considered necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the 2024 Annual Report. The results for the three and nine months ended September 30, 2025 are not necessary indicative of the results to be expected for future periods or the full year.

June 2025 Private Placement

On June 2, 2025, the Company and certain accredited investors (the “Purchasers”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to issue to the Purchasers, in a private placement (the “Offering”), an aggregate of 4,759,309 shares of common stock together with warrants to purchase an equal number of shares of common stock at an exercise price of $3.3125 (the “Warrants”), for an aggregate offering amount of approximately $12.6 million. The combined effective offering price for each share and accompanying Warrant in the Offering was $2.65. The Warrants have an exercise price per share equal to $3.3125 and will expire on the fifth (5th) anniversary of December 31, 2025. The exercise price of the Warrants is subject to proportional adjustment for stock splits, reverse stock splits, and similar transactions.

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

• $2.23 million was purchased on June 24, 2025, following the Company’s notification to the Purchasers that the Phase 3 trial for IFx-Hu2.0 had been initiated; and

• $2.23 million was purchased on June 30, 2025, following the Company’s notification to the Purchasers that all material conditions for the closing of the Company’s merger transaction with Kineta have been satisfied (other than conditions that cannot be satisfied until on or immediately before the closing of the Kineta Merger) and that the Company is prepared to close the Kineta Merger.

In addition to the approximately $8.9 million that was purchased in four equal tranches pursuant to the foregoing milestones, the remaining $3.7 million in the Offering(the “Final Tranche Offering Amount”) was required to be purchased and funded by December 31, 2025 by certain Purchasers who agreed to invest an aggregate of $4.0 million or more in the Offering and who elected to defer the purchase of a portion of such Purchaser’s common stock and Warrants until such time (the “Deferral Investors”).

On September 5, 2025, each of Deferral Investors and the Company entered into an agreement (the “Final Purchase Agreements”) pursuant to which they agreed to immediately purchase an aggregate of $3.2 million of the Final Tranche Offering Amount in exchange for the Company’s agreement, set forth in a Warrant Amendment Agreement between the Company and each Deferral Investor (the “Warrant Amendment Agreements”), to extend the expiration dates of certain warrants to purchase an aggregate of 1.5 million shares of Company common stock that were issued by the Company’s predecessor in a 2024 private placement of convertible notes (the “2024 Warrants”). As of September 30, 2025, an aggregate of $0.5 million remains outstanding in the Final Tranche Offering Amount to be purchased on or before December 31, 2025. Under the Warrant Amendment Agreements, the expiration dates of the 2024 Warrants was extended to December 31, 2030. The modification of the 2024 Warrants was related to the Offering and the incremental fair value relating to the modification has no net equity effect.

Merger with Kineta, Inc.

On June 30, 2025, the Company completed the previously announced acquisition contemplated by the Agreement and Plan of Merger, dated December 11, 2024, and as amended by that certain First Amendment to Agreement and Plan of Merger, dated May 5, 2025 (as amended, the “TuHURA-Kineta Merger Agreement”), by and among the Company, Hura Merger Sub I, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub I”), Hura Merger Sub II, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of the Company (“Merger Sub II”), Kineta, and Craig Philips, solely in his capacity the representative, agent and attorney-in-fact of the stockholders of Kineta. Pursuant to the terms of the TuHURA-Kineta Merger Agreement, among other things, Merger Sub I (a) merged with and into Kineta (the “First Merger”), with Kineta being the surviving corporation of the First Merger, also known as the “Surviving Entity” and (b) immediately following the First Merger, the Surviving Entity merged with and into Merger Sub II (the “Second Merger”, and together with the First Merger, the “Kineta Merger”), with Merger Sub II being the surviving company of the Second Merger and subsequently changing its name to Kineta, LLC.

Upon completion of the Kineta Merger, pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each share of Kineta common stock, par value $0.001 per share (each, a “Kineta Share”), issued and outstanding immediately prior to the First Merger, was converted into the right to receive 0.185298 shares of the Company’s common stock, par value $0.001 per share, for an aggregate of approximately 2,868,169 shares of Company common stock. Also pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each Kineta Share is also entitled to (i) its pro rata portion of approximately 1,129,885 shares of Company common stock to be issued after six months following the closing of the Kineta Merger, subject to adjustment for losses incurred or accrued during the six month period from the closing of the Kineta Merger, and (ii) the right to its pro rata share of cash consideration received by Kineta pursuant to disposed asset payments related to legacy Kineta assets. Such payments, if any, will be made at a later date and in accordance with the terms of the TuHURA-Kineta Merger Agreement. In each case, in lieu of the issuance of any fractional shares of Company common stock, we will pay an amount equal to the product of (A) such fractional share and (B) $5.7528.

Special Meeting of the Stockholders

In connection with the closing of the Kineta Merger, the Company held its special meeting of the stockholders in lieu of an annual meeting on June 23, 2025 (the “Special Meeting”) to submit, among other proposals, the proposal to increase the Company’s authorized shares of common stock from 75,000,000 shares to 200,000,000 shares (the “Authorized Share Increase Proposal”). At the Special Meeting, the Company’s stockholders approved the Authorized Share Increase Proposal, and the Company subsequently filed articles of amendment to its Articles of Incorporation to increase the number of shares of common stock authorized from 75,000,000 to 200,000,000.

Note 2—Summary of significant accounting policies

Basis for Consolidation – The condensed consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and are presented in United States dollars. The functional currency of the Company and each of its subsidiaries is the United States dollar.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Adgero Biopharmaceuticals Holdings Inc., Adgero Biopharmaceuticals, Inc., Kineta, LLC (following its merger with and into Merger Sub II), and TuHURA Biosciences, Inc., a Delaware corporation (“Legacy TuHURA”). All intercompany balances and transactions have been eliminated in consolidation.

The Company’s significant accounting policies are described herein and in Note 2, “Summary of significant accounting policies,” in the 2024 Annual Report. There have been no changes to the significant accounting policies during the nine months ended September 30, 2025

Accounting Estimates – The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect various amounts reported in condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Grant Income – The Company assumed in the reverse merger with Kintara Therapeutics, Inc. (the “Kintara Merger”) a $2,000,000 Business Innovation Research grant, a two year grant that was initiated in June 2023 and was set to expire in June 2025 but extended an additional six months, to support the clinical development of REM-001 for the treatment of CMBC. As of the closing date of the Kintara Merger, the remaining amount due under the grant was $900,000. For the three and nine months ended September 30, 2025, the Company recognized approximately $138,000 and $713,000 of grant income in the condensed consolidated statements of operations.

Research and Development Expenses – Research and development consists of expenses incurred in connection with the discovery and development of product candidates. The Company expenses research and development costs as incurred.

Concentration of Credit Risk – The Company maintains cash balances in domestic financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2025, the uninsured portion of cash held by the Company was approximately $2,400,000.

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

Goodwill and Intangible Assets – We recognized goodwill and other intangible assets comprised of in-process research and development. (“IPR&D”) during the nine months ended September 30, 2025, in connection with our acquisition of Kineta (Note 4), which closed on June 30, 2025. The fair value of acquired IPR&D was capitalized and accounted for as an indefinite-lived intangible asset and is not subject to amortization. Subsequent to the acquisition, the Company will assess goodwill and the IPR&D assets (collectively, the “Intangible Assets”) for impairment at least annually or whenever changes in circumstances indicate the carrying amount may not be recoverable. Acquired IPR&D is subject to impairment testing until completion or abandonment of the associated R&D efforts. If abandoned, the carrying value of the IPR&D asset is written off. Once the associated R&D efforts are completed, the carrying value of the acquired IPR&D is reclassified as a finite-lived asset and amortized over its useful life. Incremental R&D costs incurred subsequent to the acquisition are expensed as incurred.

Segment Data – The Company operates in one reportable segment, which includes all activities related to advancing therapies for cancer treatment. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (CODM), which is its chief executive officer, who reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets. There is no segment revenue for the nine months ended September 30, 2025, and 2024. The accounting policies of the cancer treatment segment are the same as those described in the summary of significant accounting policies. All tangible assets are held in the United States.

Fair Value of Financial Instruments - ASC 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

Note 3—Liquidity and management’s plans

The Company has been engaged in research and development activities related to Immune Fx, TBS-2025, and ADCs, which will require additional investment until revenue-generating activities can begin.

The Company has historically incurred negative cash flows from operations, which have been funded through a combination of debt and equity financings.

For the nine months ended September 30, 2025, the Company incurred $22.1 million of negative cash flows from operations. The Company has approximately $2.7 million of cash and cash equivalents on hand at September 30, 2025. The Company expects that its existing capital resources, including anticipated payment of the remaining funds from the Offering and bridge loan financing (Note 13) will be sufficient to fund the Company’s planned future operations into the end of 2025.

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

Note 4—Acquisition

On June 30, 2025, the Company acquired 100% of the issued and outstanding capital stock of Kineta pursuant to the terms of the TuHURA-Kineta Merger Agreement. Kineta is a clinical-biotechnology company, with a mission to develop next-generation immunotherapies, focused on discovering and developing potentially differentiated immunotherapies that address the mechanism of cancer immune resistance. Kineta’s VISTA blocking immunotherapy, KVA12123, was acquired along with worldwide patents, patent rights, patent applications, product and development program assets, technical and business information, and other rights and assets derived from the development program. The Company renamed the VISTA blocking immunotherapy technology from KVA12123 to TBS-2025. The Company anticipates synergies, such as having control over the VISTA blocking immunotherapy development program, continuing employment of Kineta former CEO, and consulting agreement with Kineta’s former CSO, will further enhance our activities advancing therapies for cancer treatment.

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

The fair value of equity was determined based on the closing price of the Company’s common stock immediately prior to acquisition, and included 3,998,053 shares of common stock at $2.23 per share. There were 1,129,885 shares of delayed consideration to satisfy any necessary adjustments, including any net working capital adjustments, and recorded at its acquisition date fair value and classified as a liability within current liabilities as holdback liability on the Company’s Condensed Consolidated Balance Sheets at the acquisition date.

The delayed consideration to be settled in Company shares of common stock continues to be recorded at its fair value through the settlement date with changes recorded to earnings. Additionally, the estimated fair value of the delayed consideration that will be settled in equity uses both observable and unobservable inputs, specifically considering the price of the Company's common stock, as well as the probability of the payout at the end of the holding period, and is considered a Level 3 measurement as defined in ASC 820 and will be fulfilled within 12 months of the balance sheet date. Changes in fair value are recognized in the consolidated statements of operations. Using the closing price of $2.48 as of September 30, 2025, there was a loss of approximately $316,000 for the three and nine months ended September 30, 2025 due to the estimated change in fair value.

Included in consideration transferred is the settlement of the pre-existing Clinical Trial Funding Agreement and working capital loans owed by Kineta to the Company, which were effectively settled and became intercompany arrangements as of the closing of the transaction. The settlement of pre-existing relationships between the Company and Kineta did not result in any material gain or loss.

The preliminary fair value of the acquired IPR&D intangible assets was determined based on the market capitalization of Kineta, as previously traded on the NASDAQ capital market.

The fair value of the assumed accounts payable, accrued expenses and notes payable were deemed to be equivalent to their carrying value due to the short-term nature of their obligations.

The results of operations of Kineta are included in the accompanying condensed consolidated statement of operations from the June 30, 2025 acquisition date.

The Company incurred approximately $3,900,000 in initial transaction costs for the Kineta Merger which is recorded under general and administrative expenses under the Company's condensed consolidated statement of operations.

The following unaudited pro forma financial information reflects the consolidated results of operations of TuHURA as if the acquisition of Kineta had taken place on January 1, 2024 and January 1, 2025. The pro forma information includes acquisition-related expenses. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Operating expenses:
Research and development expenses	4,968,596	3,844,769	16,098,272	13,983,846
General and administration expenses	1,761,007	1,940,459	13,230,442	9,019,860
Operating Loss	(6,729,603)	(5,785,228)	(29,328,714)	(23,003,706)
Other (Expense) Income:
Gain on sale of assets	-	-	1,011,799	-
Grant income	138,299	-	713,508	-
Gain (loss) on liabilities settlement	(185,019)	-	111,072	-
Changes in fair value measurements	(315,660)	21,229	(315,660)	(4,154,772)
Interest income (expense), net	(10,472)	(1,599,119)	99,347	(3,166,017)
Total Other (Expense) Income	(372,852)	(1,577,890)	1,620,066	(7,320,789)
Net Loss	$(7,102,455)	$(7,363,118)	$(27,708,648)	$(30,324,495)

Note 5—Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(7,104,544)	$(6,544,294)	$(23,296,928)	$(16,651,671)
Denominator:
Weighted-average common shares outstanding - basic and diluted	50,666,430	12,178,522	46,235,423	12,176,127
Net loss per share attributable to common shareholders - basic and diluted	$(0.14)	$(0.54)	$(0.50)	$(1.37)

Common stock warrants in the amount of 297,029 issued to our financial advisor, H.C. Wainwright & Co., LLC, were not outstanding as shares of common stock as of September 30, 2025, however included in the weighted-average common shares outstanding – basic and diluted as if they were considered outstanding.

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. For the three months ended September 30, 2025 and 2024, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the period because including them would have had an anti-dilutive effect:

	As of September 30
	2025	2024
Preferred Series A (as converted)	-	7,053,338
Preferred Series A-1 (as converted)	-	4,500,142
Preferred Series B (as converted)	-	5,359,363
Convertible Notes (as converted)	-	8,222,297
Stock options issued and outstanding	6,494,441	3,301,894
Unvested restricted stock units	57	-
Warrants	13,088,461	10,671,099
Total	19,582,959	39,108,133

Note 6—Other current assets

Other current assets consist of the following as of September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
Employee Retention Tax Credit	$214,699	$214,699
NIH Grant Receivable	-	222,702
Clinical trial deposit	204,955	204,955
Other current assets	386,775	316,352
	$806,429	$958,708

Note 7—Property and equipment, net

Property and equipment, net consists of the following as of September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
Furniture and fixtures	$170,607	$170,607
Leasehold improvements	544,629	544,629
Machinery and office equipment	1,643,870	1,423,183
Software	72,394	72,394
	2,431,500	2,210,813
Less accumulated depreciation and amortization	(2,136,168)	(2,087,447)
	$295,332	$123,366

Depreciation and amortization of property and equipment totaled approximately $21,000 and $49,000 for the three and nine months ended September 30, 2025, and approximately $29,000 and $39,000 for the three and nine months ended September 30 2024, respectively.

Note 8—Accounts payable, debt, and accrued expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2025, and 2024:

	September 30,	December 31,
	2025	2024
Trade accounts payable	$4,127,968	$3,152,816
Accrued compensation	1,213,856	1,161,650
Other accrued expenses	138,753	855,700
	$5,480,577	$5,170,166

In exchange for separation payments assumed from the Kineta Merger for five of the former employees, the Company issued notes payable totaling approximately $590,000 in the aggregate at 10% interest payable monthly from August 15, 2025 to February 15, 2026. The current balance is approximately $493,000 and interest payments in the amount of $14,000 were paid as of September 30, 2025.

Note 9—Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2025, and December 31, 2024.

Note 10—Stockholders’ equity

As of September 30, 2025, the Company had two classes of stock authorized in its Articles of Incorporation, as amended (the “Articles”).

Common Stock

The Company is authorized to issue up to 200,000,000 shares of common stock pursuant to its Articles. Holders of common stock are entitled to one vote for each share of common stock. As of September 30, 2025, there were 51,254,789 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Preferred Stock pursuant to its Articles.

The historical Kintara Series A Preferred Stock were assumed in connection with the Kintara Merger and 278,530 are outstanding and have a stated value of $278,530 as of September 30, 2025, and December 31, 2024.

Securities Purchase Agreement

On June 2, 2025, the Company entered into the Securities Purchase Agreement with the Purchasers (Note 1), pursuant to which the Company issued and sold an aggregate of 4,759,309 shares of common stock and Warrants to purchase up to an aggregate of 4,759,309 shares of common stock, at a combined effective offering price for each share and accompanying Warrant of $2.65. The Warrants have an exercise price of $3.3125 per share and are exercisable beginning December 2, 2025, and will expire five years following the exercisable date. The Purchaser’s obligations to purchase the shares in the Offering were subject to four equal tranches pursuant to separate milestone closings set forth in the Securities Purchase Agreement, all of which were achieved on or before June 30, 2025.

In addition to the funds received in the four initial tranches of the Offering, the remaining $3.7 million in the Offering was required to be purchased and funded by December 31, 2025 by the Deferral Investors. On September 5, 2025, each of the Deferral Investors and the Company entered into a Final Purchase Agreement whereby the Deferral Investors agreed to immediately purchase an aggregate of $3.2 million of the Final Tranche Offering Amount in exchange for the extension of the expiration date of the 2024 Warrants until December 31, 2030 pursuant to the Warrant Amendment Agreements. As of September 30, 2025, an aggregate of $0.5 million remains outstanding in the Final Tranche Offering Amount to be purchased on or before December 31, 2025. The Company also entered into placement agent agreements with Paulson Investment Company, LLC (“Paulson”) as the as the primary placement agent for the offering, and Brookline Capital Markets (“Brookline”) as the secondary placement agent for the Offering. In connection with the placement agent agreements, the Company agreed to pay Paulson a reimbursement of $10,000 in fees associated with the financing, an aggregate cash fee of 6%, and approximately 135,000 in warrant shares. Additionally, the Company paid Brookline an aggregate cash fee of 1.2%.

On August 12, 2025, the Company filed a registration statement on Form S-1 (the “Resale Registration Statement”), including the prospectus therein, relating to the resale of the common stock and shares of common stock issuable upon the exercise of Warrants from time to time purchased by the selling stockholders named therein pursuant to the Securities Purchase Agreement. The Resale Registration Statement became effective on September 26, 2025.

Shares issued to Former Kineta Employees

Subsequent to the completion of the Kineta Merger, the Company entered into consulting agreements with six former Kineta employees which provides for the payment of stock awards under the TuHURA Biosciences, Inc. 2024 Equity Incentive Plan (the “2024 Equity Plan”). The amounts payable of approximately $592,000 to such former Kineta employees are in satisfaction of separation payments that were assumed in connection with the Kineta Merger. Approximately 133,000 shares of common stock were issued at $2.50 per share under the 2024 Equity Plan. The Company recorded a loss in the amount of approximately $185,000 under other expense in the consolidated statements of operations.

Warrants

The following table summarizes the Company’s outstanding common stock warrants as of September 30, 2025

	Outstanding	Weighted average exercise price	Expiration dates
Legacy TuHURA common stock warrants	8,324,808	$4.52	October 2025 to December 2030
Historical Kintara common stock warrants	10,199	$757.65	June 2025 to April 2027
TuHURA Warrants from 2025 Securities Purchase Agreement	4,570,629	$3.32	December 2030
TuHURA Warrants issued to placement agent	182,825	$3.32	December 2030
2024 common stock warrants issued to financial advisor	297,029	$0.01	April 2027

There were 1,208,104 warrants to purchase shares of common stock that were exercised from January 1, 2025 through September 30, 2025, with proceeds in the amount of $3,620,657. All exercised warrants entitled the holder thereof to purchase one share of Company common stock. The warrant shares are “restricted securities” within the meaning of federal securities laws.

In connection with the Securities Purchase Agreement entered into on June 2, 2025, relating to the issuance of an aggregate of 4,759,309 shares of common stock and an equal number of Warrants to the Purchasers, as of September 30, 2025, the Company has issued an aggregate of 4,570,630 Warrants at an exercise price of $3.3125 per share. The Warrants are exercisable beginning December 2, 2025 and will expire on December 2, 2030.

Note 11—Stock option plans

Stock options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Common stock fair value	$3.39	$3.69
Risk free interest rate	4.04% - 4.66%	4.05% - 4.89%
Expected dividend yield	0%	0%
Expected term	6.0 years	4.9 years
Expected stock volatility	101.9% - 103.0%	91.9% - 99.7%

Below is a summary of stock option activity for the nine months ended September 30, 2025:

		Weighted	Weighted
	Number	Average	Average
	of options	Exercise Price	Contractual Life
Outstanding at December 31, 2024	6,403,818	$5.11	7.44 years

Forfeited and cancelled	(142,822)	$3.63
Exercised	(271,853)	$2.09
Granted	505,298	$3.39
Outstanding at September 30, 2025	6,494,441	$5.13	7.03 years
Exercisable at September 30, 2025	2,313,364	$5.99	3.43 years

Options outstanding had an intrinsic value of $0 and $5,494,000 as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, there was approximately $11,000,000 of unrecognized stock compensation, which will be recognized over the next three years.

Stock compensation expense

Total stock-based compensation expense for the nine months ended September 30, 2025 and 2024 was allocated as follows:

	2025	2024
General and administrative	$1,508,919	$518,603
Research and development	2,768,344	360,772
Total stock-based compensation expense	$4,277,263	$879,375

Note 12—Commitments and contingencies

Lease Commitments – The Company leases facilities under non-cancelable operating leases for the laboratory and offices in Tampa, Florida, and finance leases for laboratory equipment. The current operating lease expires in March 2026 and finance lease expires in June 2028. Operating leases are included in operating lease right of use assets, lease liabilities current and lease liabilities non-current. Finance leases are included in property and equipment, other current liabilities and other non-current liabilities.

Future minimum lease payments under these leases are as follows:

	Finance	Operating
Year ending December 31, 2025 (3 months)	$12,993	$43,411
Year ending December 31, 2026	51,971	43,411
Year ending December 31, 2027	51,971	-
Year ending December 31, 2028	25,985	-
Interest portion of right of use liability	(14,138)	(2,476)
Operating lease liabilities	$128,782	$84,346

Operating leases -Total lease expense for the operating lease was approximately $128,000 and $99,000 for the nine months ended September 30, 2025 and 2024, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $130,000 and $96,000 for the nine months ended September 30, 2025 and 2024.

For the current operating lease, the weighted-average lease term is 0.5 years and 1.5 years and the weighted average discount rate is 10.0% and 10.0% as of September 30, 2025 and 2024.

Finance leases- Cash paid for amounts included in the measurement of finance lease liabilities was $43,671 for the three and nine months ended September 30, 2025. There were no finance leases for the three and nine months ended September 30, 2024. Interest on the finance lease liabilities amounted to approximately $3,000 for the three and nine months ended September 30, 2025.

For the current finance lease, the weighted-average lease term is 2.75 years and the weighted average discount rate is 7.5% as of September 30, 2025.

Employment Agreements – The Company maintains employment agreements with its Chief Executive Officer and Chief Financial Officer, each entered into in May 2023 by Legacy TuHURA, as amended and as subsequently assumed by the Company in connection with the closing of the Kintara Merger.

Future minimum payments under these employment agreements are as follows:

Year ending December 31, 2025 (3 months)	$218,500
Year ending December 31, 2026	874,000
$1,092,500

Note 13—Subsequent events

Subsequent events – The Company has evaluated subsequent events through November 14, 2025 in connection with the preparation of these unaudited condensed consolidated financial statements, which is the date they were available to be issued.

Registration Statement on Form S-3 and ATM Offering

On November 3, 2025, the Company and H.C. Wainwright & Co., LLC (“Wainwright”) entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with respect to an at-the-market offering program under which the Company may sell shares of its common stock having an aggregate offering price of up to $50,000,000 through Wainwright as its sales agent. The shares of common stock to be offered and sold under the Offering Agreement will be sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-219239), which was filed with the SEC on November 3, 2025 (the “Shelf Registration Statement”). A prospectus supplement related to the at the market offering program was filed as part of the Shelf Registration Statement. As of the date of this Quarterly Report on Form 10-Q, the Shelf Registration Statement has not been declared effective by the SEC. No shares of common stock may be sold pursuant to the Offering Agreement until the Shelf Registration Statement has been declared effective by the SEC.

Bridge loan transaction

On October, 27, 2025, the Company entered into a Secured Promissory Note and Loan Agreement (the “Loan Agreement”) with an accredited investor and shareholder of the Company (the “Lender”). Pursuant to the terms of the Loan Agreement, the Lender agreed to make loans to the Company in an aggregate principal amount of up to $3,000,000 (the “Loans”) during a 30-day availability period beginning on the date of the Loan Agreement. The Lender advanced the first loan to the Company in the amount of $1,500,000 simultaneously with the execution of the Loan Agreement (the “Initial Advance”), and upon advance notice by the Company in accordance with the terms therein, may loan up to an additional $1,500,000. The Loans will be used by the Company for working capital purposes. The interest rate on the loan agreement is 3.0% and has a maturity date of December 31, 2025. In addition, on the date of the Initial Advance, the Company issued to the Lender an aggregate of 65,217 shares of common stock (the “Lender Warrant”). The Lender Warrant is immediately exercisable and will expire on the date that is two years from the date of issuance.

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

In this section, we discuss our financial condition, changes in financial condition and results of our operations for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. References to periods prior to the closing of the Kintara Merger refer to Legacy TuHURA, and to TuHURA Biosciences, Inc. (formerly Kintara Therapeutics, Inc “Kintara”) for all other periods, as the context requires.

Overview

TuHURA Biosciences, Inc., a Nevada corporation (“we,” “our”, “TuHURA,” or the “Company”), is a clinical-stage immuno-oncology company with three distinct technologies focused on the development of novel therapeutics designed to overcome primary and acquired resistance to cancer immunotherapies.

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

We are not profitable and has incurred significant operating losses in each period since its inception, our net losses were $22.6 million for the year ended December 31, 2024 and $29.3 million for the year ended December 31, 2023 (which includes the expensing of the entire $16.2 million purchase price for the assets of TuHURA Biopharma, Inc. (“TuHURA Biopharma”), of which $15.0 million was paid in the form of Legacy TuHURA common stock), and $23.3 million and $15.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $134.4 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and the expenditures related to other research and development activities. We expect to continue to incur operating losses. We anticipate these losses will increase substantially as it advances our product candidates through preclinical and clinical development, develops additional product candidates and seeks regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtains regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not previously incur as a private company.

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

As of September 30, 2025, we had cash and cash equivalents of $2.7 million. See “ — Liquidity and Capital Resources” below.

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

In addition to the approximately $8.9 million that was purchased in four equal tranches pursuant to the foregoing milestones, the remaining $3.7 million in the Offering (the “Final Tranche Offering Amount”) was required to be purchased and funded by December 31, 2025 by certain Purchasers who agreed to invest an aggregate of $4.0 million or more in the Offering and who elected to defer the purchase of a portion of such Purchaser’s common stock and Warrants until such time (the “Derral Investors”).

On September 5, 2025, each of Deferral Investors and the Company entered into an agreement (the “Final Purchase Agreements”) pursuant to which they agreed to immediately purchase an aggregate of $3.2 million of the Final Tranche Offering Amount in exchange for the Company’s agreement, set forth in a Warrant Amendment Agreement between the Company and each Deferral Investor (the “Warrant Amendment Agreements”), to extend the expiration dates of certain warrants to purchase an aggregate of 1.5 million shares of Company common stock that were issued by the Company’s predecessor in a 2024 private placement of convertible notes (the “2024 Warrants”). As of September 30, 2025, an aggregate of $0.5 million remains outstanding in the Final Tranche Offering Amount to be purchased on or before December 31, 2025. Under the Warrant Amendment Agreements, the expiration dates of the 2024 Warrants was extended to December 31, 2030.

In connection with the Offering and the sale of shares of common stock and Warrants to purchase common stock sold to the Purchasers pursuant to the Securities Purchase Agreement, the Company filed a registration statement on Form S-1 (the “Resale Registration Statement”), including the prospectus therein, relating to the resale of the common stock and shares of common stock underlying the Warrants from time to time purchased by the selling stockholders named therein pursuant to the Securities Purchase Agreement. The Resale Registration Statement was declared effective by the Securities and Exchange Commission on September 26, 2025.

Closing of Kineta Merger

On June 30, 2025, we completed the previously announced acquisition contemplated by the Agreement and Plan of Merger, dated December 11, 2024, and as amended by that certain First Amendment to Agreement and Plan of Merger, dated May 5, 2025 (as amended, the “TuHURA-Kineta Merger Agreement”), by and among us, Hura Merger Sub I, Inc., a Delaware corporation and a direct wholly-owned subsidiary of ours (“Merger Sub I”), Hura Merger Sub II, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of ours (“Merger Sub II”), Kineta, and Craig Philips, solely in his capacity as the representative, agent and attorney-in- fact of the stockholders of Kineta. Pursuant to the terms of the TuHURA-Kineta Merger Agreement, among other things, Merger Sub I (a) merged with and into Kineta (the “First Merger”), with Kineta being the surviving corporation of the First Merger, also known as the “Surviving Entity” and (b) immediately following the First Merger, the Surviving Entity merged with and into Merger Sub II (the “Second Merger”, and together with the First Merger, the “Kineta Merger”), with Merger Sub II being the surviving company of the Second Merger and subsequently changing its name to Kineta, LLC.

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

Bridge Loan Transaction

On October 27, 2025, the Company entered into a Secured Promissory Note and Loan Agreement (the “Loan Agreement”) with an accredited investor and shareholder of the Company (the “Lender”). Pursuant to the terms of the Loan Agreement, the Lender agreed to make loans to the Company in an aggregate principal amount of up to $3,000,000 (the “Loans”) during a 30-day availability period beginning on the date of the Loan Agreement. The Lender advanced the first loan to the Company in the amount of $1,500,000 simultaneously with the execution of the Loan Agreement (the “Initial Advance”), and upon advance notice by the Company in accordance with the terms therein, may loan up to an additional $1,500,000. The Loans will be used by the Company for working capital purposes. The interest rate on the loan agreement is 3.0% and has a maturity date of December 31, 2025. In addition, on the date of the Initial Advance, the Company issued to the Lender an aggregate of 65,217 shares of common stock (the “Lender Warrant”). The Lender Warrant is immediately exercisable and will expire on the date that is two years from the date of issuance.

Registration Statement on Form S-3 and ATM Offering

On November 3, 2025, the Company and H.C. Wainwright & Co., LLC (“Wainwright”) entered into an At The Market Offering Agreement (the “Offering Agreement”) with respect to an at the market offering program under which the Company may sell shares of its common stock having an aggregate offering price of up to $50,000,000 through Wainwright as its sales agent. The shares of common stock to be offered and sold under the Offering Agreement will be sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-219239), which was filed with the SEC on November 3, 2025 (the “Shelf Registration Statement”). A prospectus supplement related to the at the market offering program was filed as part of the Shelf Registration Statement. As of the date of this Quarterly Report on Form 10-Q, the Shelf Registration Statement has not been declared effective by the SEC. No shares of common stock may be sold pursuant to the Offering Agreement until the Shelf Registration Statement has been declared effective by the SEC.

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

Other Income (Expense)

Other income (expense) consists of other expense on share settlement of Kineta merger separation payments, interest income on our cash and cash equivalents, interest expense on borrowings under our convertible notes and issued notes payable to the former Kineta employees, grant income from our NIH-funded research grant assumed in the Kintara Merger in October 2024, and non-cash changes in the fair value of our derivative liability associated with the make-whole premium on our convertible notes and our Kineta Merger holdback shares.

Warrant Modification

Warrant modification represents an extension of the exercise period of common stock purchase warrants issued in connection with Legacy TuHURA Series A Preferred Stock (the “Series A Warrants”) for an additional six months, with a new expiry date of February 12, 2025. The warrant modification has been recorded as a direct increase in accumulated deficit.

Results of Operations

Comparisons for the Three Months Ended September 30, 2025, and September 30, 2024

	Three months ended
	September 30,		Change
	2025	2024
Operating expenses:
Research and development	$4,968,596	$2,946,768	$2,021,828
General and administrative	1,761,007	783,459	977,548
Total operating expenses	6,729,603	3,730,227	2,999,376
Loss from operations	(6,729,603)	(3,730,227)	(2,999,376)
Other income (expense)
Grant income	138,299	-	138,299
Interest expense	(16,532)	(2,002,886)	1,986,354
Interest income	6,060	132,767	(126,707)
Other expense	(185,019)	-	(185,019)
Change in fair value of Kineta merger holdback liability	(315,660)	-	(315,660)
Change in fair value of derivative liability	-	21,229	(21,229)
Total other income (expense)	(372,852)	(1,848,890)	1,476,038
Net loss	$(7,102,455)	$(5,579,117)	$(1,523,338)
Series A Preferred cash dividend	(2,089)	-	(2,089)
Warrant modification	-	(965,177)	965,177
Net loss attributable to common shareholders	$(7,104,544)	$(6,544,294)	$(560,250)

Research and Development Expenses. The following table summarizes our research and development expenses by program for the periods presented.

	Three months ended
	September 30,		Change
	2025	2024
Direct program costs:
IFx-2.0	$1,567,077	$1,421,233	$145,844
TBS-2025	317,340	-	317,340
Preclinical research costs	580,904	377,537	203,367
Indirect program costs:
Personnel and facilities related costs	2,503,275	1,147,999	1,355,276
Total research and development expenses	$4,968,596	$2,946,769	$2,021,827

Research and development expenses were $5.0 million and $2.9 million for the three months ended September 30, 2025, and 2024, respectively. The increase of $2.1 million related to the following.

•
an increase of approximately $0.1 million due to ongoing clinical development of IFx-2.0;
•
an increase of approximately $0.3 million due to ongoing clinical development of TBS-2025
•
an increase of approximately $0.2 million due to preclinical research of IFx-3.0 and MDSCs; and
•
an increase of approximately $1.4 million in facilities, salary and personnel related costs due to increases in headcount and non-cash stock compensation expense.

General and Administrative Expenses. General and administrative expenses were $1.8 million and $0.8 million for the three months ended September 30, 2025, and 2024, respectively. The increase of $1.0 million was primarily due to increases in non-cash stock compensation expense, merger transaction costs related to the Kineta acquisition, and costs associated with being a public company.

Grant Income. Grant income was $0.1 million for the three months ended September 30, 2025. In October 2024, we assumed the Kintara Health and Human Services grant on REM-001 and received reimbursements for related expenses associated with the grant.

Interest Expense. Interest expense was $2.0 million for the three months ended September 30, 2024. From December 2023 to September 2024, as part of our private placement financing under which we offered and sold convertible promissory note (the “TuHURA Notes”), we issued convertible notes totaling $31.3 million. The TuHURA Notes included interest at 20% per annum, accretion to maturity date, and amortization of debt discount. Upon the completion of the Kintara Merger, all principal and accrued and unpaid interest and make-whole amounts under the TuHURA Notes automatically converted into shares of our common stock at a conversion price $3.80 per share of our common stock. There was no cash paid for interest in the TuHURA Notes. Interest expense was less than $0.1 million for the three months ended September 30, 2025 due to interest on the issued notes payable to former Kineta employees.

Interest Income. Interest income was less than $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, related primarily to interest income earned on deposits at various banks.

Other Expense. Other expense was $0.2 million for the three months ended September 30, 2025, related to share settlement in exchange for a portion of the separation payments to the former Kineta employees assumed from the merger.

Change in Fair Value of Derivative Liability. For the three months ended September 30, 2024, there was a loss of $0.3 million associated with the bifurcated embedded derivative liability related to the make-whole premium on the TuHURA Notes.

Change in Fair Value of Kineta Merger Holdback Liability. For the three months ended September 30, 2025, there was a loss of $0.3 million associated with the holdback shares from the Kineta merger and due to the increase in share price in comparison to the merger date.

Preferred Stock Series A Cash Dividend. The holder of our Series A Preferred Stock received cash dividends payable quarterly in arrears, at an annual rate of 3% of the Series A Stated Value.

Warrant Modification. For the three months ended September 30, 2024, there was a $1.0 million deemed dividend due to extending the exercise period on certain of the Series A Warrants for an additional six months.

Comparisons for the Nine Months Ended September 30, 2025, and September 30, 2024

	Nine months ended
	September 30,		Change
	2025	2024
Operating expenses:
Research and development	$14,477,204	$9,358,845	$5,118,359
General and administrative	9,145,378	2,595,860	6,549,518
Total operating expenses	23,622,582	11,954,705	11,667,877
Loss from operations	(23,622,582)	(11,954,705)	(11,667,877)
Other income (expense)
Grant income	713,508	-	713,508
Interest expense	(16,532)	(3,615,466)	3,598,934
Interest income	135,624	197,449	(61,825)
Other expense	(185,019)	-	(185,019)
Change in fair value of Kineta merger holdback shares	(315,660)	-	(315,660)
Change in fair value of derivative liability	-	(313,772)	313,772
Total other income (expense)	331,921	(3,731,789)	4,063,710
Net loss	$(23,290,661)	$(15,686,494)	$(7,604,167)
Series A Preferred cash dividend	(6,267)	-	(6,267)
Warrant modification	-	(965,177)	965,177
Net loss attributable to common shareholders	$(23,296,928)	$(16,651,671)	$(6,645,257)

Research and Development Expenses. The following table summarizes our research and development expenses by program for the periods presented.

	Nine months ended
	September 30,		Change
	2025	2024
Direct program costs:
IFx-2.0	$5,647,463	$5,192,858	$454,605
TBS-2025	317,340	-	317,340
Preclinical research costs	1,599,950	817,373	782,577
Indirect program costs:
Personnel and facilities related costs	6,912,451	3,348,615	3,563,836
Total research and development expenses	$14,477,204	$9,358,846	$5,118,358

Research and development expenses were $14.5 million and $9.4 million for the nine months ended September 30, 2025, and 2024, respectively. The increase of $5.1 million related to the following.

•
an increase of approximately $0.5 million due to ongoing clinical development of IFx-2.0;
•
an increase of approximately $0.3 million due to ongoing clinical development of TBS-2025;
•
an increase of approximately $0.8 million due to preclinical research of IFx-3.0 and MDSCs; and
•
an increase of approximately $3.5 million in facilities, salary and personnel related costs due to increases in headcount and non-cash stock compensation expense.

General and Administrative Expenses. General and administrative expenses were $9.1 million and $2.6 million for the nine months ended September 30, 2025, and 2024, respectively. The increase of $6.5 million was primarily due to increases in non-cash stock compensation expense, merger transaction costs related to the Kineta acquisition, and costs associated with being a public company.

Grant Income. Grant income was $0.7 million for the nine months ended September 30, 2025. In October 2024, we assumed the Kintara Health and Human Services grant on REM-001 and received reimbursements for related expenses associated with the grant.

Interest Expense. Interest expense was $3.6 million for the nine months ended September 30, 2024. From December 2023 to September 2024, as part of our private placement financing under which we offered and sold convertible promissory note (the “TuHURA Notes”), we issued convertible notes totaling $31.3 million. The TuHURA Notes included interest at 20% per annum, accretion to maturity date, and amortization of debt discount. Upon the completion of the Kintara Merger, all principal and accrued and unpaid interest and make-whole amounts under the TuHURA Notes automatically converted into shares of our common stock at a conversion price $3.80 per share of our common stock. There was no cash paid for interest in the TuHURA Notes. Interest expense was less than $0.1 million for the nine months ended September 30, 2025 due to interest on the issued notes payable to former Kineta employees.

Interest Income. Interest income was $0.1 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively, related primarily to interest income earned on deposits at various banks.

Change in fair value of Kineta merger holdback liability. For the nine months ended September 30, 2025, there was a loss of $0.3 million associated with the holdback shares from the Kineta merger and due to the increase in share price in comparison to the merger date.

Preferred Stock Series A cash dividend. The holder of our Series A Preferred Stock received cash dividends payable quarterly in arrears, at an annual rate of 3% of the Series A Stated Value.

Warrant modification. For the nine months ended September 30, 2024, there was a $1.0 million deemed dividend due to extending the exercise period on certain of the Series A Warrants for an additional six months.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and we anticipate that we will continue to incur net losses for the foreseeable future. We incurred net losses of $22.6 million and $29.3 million for the years ended December 31, 2024, and 2023, respectively, and incurred net losses of $23.3 and $15.7 million for the nine months ended September 30, 2025 and 2024, respectively. Additionally, we used $14.7 million and $12.0 million of cash from our operating activities for the years ended December 31, 2024, and 2023, respectively, and used $22.1 million and $12.1 million from our operating activities for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $134.4 million.

As of September 30, 2025, we had cash and cash equivalents of $2.7 million. In October 2025, we received $1.5 million in a bridge loan financing with the Lender. We invest our cash and cash equivalents in liquid money market accounts.

Sources of Liquidity

To date, we have financed our operations principally through private placements of our common and preferred stock (which, in the case of Legacy TuHURA, have all since been converted into shares of Legacy TuHURA common stock and exchanged for shares of Kintara common stock in connection with the completion of the Kintara Merger) and issuance of convertible notes that were converted into Legacy TuHURA common stock prior the Kintara Merger). Since inception, Legacy TuHURA has raised approximately $41.6 million in net proceeds through the sale of its preferred stock and approximately $36.0 million in aggregate principal amount through the issuance of convertible notes. Since the Kintara Merger, TuHURA has raised approximately $13.6 million in aggregate principal amount through the issuance of common stock and bridge financings.

Warrant Exercise Notes

On February 12, 2025, four holders (the “Makers”) of common stock purchase warrants (the “Warrants”) of the Company made and issued to the Company secured promissory notes (the “Warrant Exercise Notes”) in the aggregate principal amount of $3,011,373 as payment of the exercise price of an aggregate of 1,034,836 Warrants held by the Makers. The Makers were comprised of KP Biotech Group, LLC, CA Patel F&F Investments, LLC, Dr. Kiran C. Patel and Donald Wojnowski. Upon the exercise of the Warrants, the Company issued to the Makers an aggregate of 1,034,836 Warrant Shares, all of which are “restricted securities” within the meaning of the federal securities laws. The amounts due under the Warrant Exercise Notes were collected in full in the second quarter of 2025.

Securities Purchase Agreement

On June 2, 2025, the Company and the Purchasers entered into the Securities Purchase Agreement pursuant to which the Company agreed to issue and sell to the Purchasers, in a private placement, an aggregate of 4,759,309 shares of the Company’s common stock, together with warrants to purchase an equal number of shares of common stock at an exercise price of $3.3125 (the “Warrants”), for an aggregate offering amount of $12,612,169. The combined effective offering price for each share and accompanying Warrant in the Offering was $2.65.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(22,073,128)	$(12,128,521)
Investing activities	(1,307,511)	(5,228,869)
Financing activities	13,420,877	33,288,380
Net increase (decrease) in cash	$(9,959,762)	$15,930,990

Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $22.1 million, which primarily consisted of a net loss of $23.3 million, a change in net operating assets and liabilities of $3.6 million, and non-cash charges of $4.8 million. The net non-cash charges were primarily related to depreciation and amortization expense of less than $0.1 million, a change in fair value of the Kineta Merger holdback shares of $0.3 million, loss on share settlement of Kineta assumed liabilities of $0.2 million, and stock-based compensation of $4.3 million. The $3.6 million net change in operating assets and liabilities is primarily due to decrease in accounts payable and accrued expenses of approximately $3.9 million due to timing of invoices and vendor payments, and an increase in current and non-current assets of approximately $0.3 million.

For the nine months ended September 30, 2024, net cash used in operating activities was $12.1 million, which primarily consisted of a net loss of $15.7 million and a change in net operating assets and liabilities of $1.2 million, and non-cash charges of $2.4 million. The net non-cash charges were primarily related, depreciation and amortization expense of $0.1 million, stock-based compensation of $0.9 million, amortization of debt discount and change in fair value of the derivative liability of $1.4 million associated with the TuHURA Note Financing. The $1.2 million change in net operating assets and liabilities was due to an increase in accounts payable and accrued expenses of approximately $1.3 million due to timing of invoices and vendor payments, and a decrease in current and non-current assets of $0.1 million.

Investing Activities

For the nine months ended September 30, 2025 and 2024, net cash used in investing activities was $1.3 million and $5.2 million, which consisted of purchases of property and equipment and deposits and payments in connection with the Kineta acquisition.

Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $13.4 million, which consisted of $3.6 million proceeds from warrants exercises, $12.1 million in gross proceeds from the issuance of common stock attributable to the Offering, offset by $0.7 million in payments for deferred offering costs attributable to the Offering, $0.4 million of debt assumed from the Kineta Merger, $0.1 million principal payment of note payables to former Kineta employees, and $1.1 million in merger transaction costs and net liabilities attributable to Kintara.

For the nine months ended September 30, 2024, net cash provided by financing activities was $33.3 million, which consisted of $27.5 net proceeds from convertible notes issued as part of the TuHURA Note Financing, $4.7 million net proceeds from the common stock private offering, $2.0 million proceeds from stock options and warrants exercises, and $0.9 million in deferred offering costs paid in connection with the Kintara Merger.

Funding Requirements

We expect to incur additional costs associated with operating as a public company. In addition, we anticipate that we will need substantial additional funding in connection with our development programs and continuing operations. We believe that our existing cash and cash equivalents, together with the payment of the Warrant Exercise Notes, bridge loan transaction, and the financing from the Securities Purchase Agreement with the accredited investors, will be sufficient to meet our anticipated cash requirements through the end of 2025.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 of our condensed consolidated financial statements for the three months ended September 30, 2025, contained in Item 1 in this Quarterly Report, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.

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

In determining the fair value of shares of our underlying stock option grants prior to our reverse merger with Kintara, for the three months ended September 30, 2024, we used the market approach by reference to the closest round of equity financing, preceding the date of valuation and analysis of the trading values of publicly traded companies deemed comparable to us.

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

Goodwill and other intangible assets comprised of IPR&D on our balance sheet as of September 30, 2025 were in connection with the Kineta Merger.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer (our principal executive officer) and the Chief Financial Officer (our principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2025 based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of September 30, 2025, our internal control over financial reporting was effective.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 which was filed with the SEC on April 14, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 which was filed with the SEC on August 14, 2025. Factors that are not currently known to us, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or financial condition.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, government shutdowns and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including the most recent shutdown that began on October 1, 2025, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If the current government shutdown continues or a new government shutdown occurs, or if future global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Director and Officer Trading Arrangements

None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the nine months ended September 30, 2025.

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

4.7

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

4.11

Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.12

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

4.14	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on April 13, 2022)
4.15

Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on April 13, 2022)

4.16	Form of Warrant (incorporated by reference to Exhibit 4.1 to TuHURA Biosciences, Inc.’s Current Report on Form 8-K filed with the SEC on June 6, 2025)
4.17	Form of Lender Warrant (incorporated by reference to Exhibit 10.2 to TuHURA Biosciences, Inc.’s Current Report on Form 8-K filed with the SEC on October 31, 2025)

10.1	Form of Final Closing Agreement (incorporated by reference to Exhibit 10.1 to TuHURA Biosciences, Inc.’s Current Report on Form 8-K filed with the SEC on September 11, 2025)
10.2	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 10.1 to TuHURA Biosciences, Inc.’s Current Report on Form 8-K filed with the SEC on September 11, 2025)
10.3	Secured Promissory Note and Loan Agreement (incorporated by reference to Exhibit 10.1 to TuHURA Biosciences, Inc.’s Current Report on Form 8-K filed with the SEC on October 31, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TUHURA BIOSCIENCES, INC.

Dated: November 14, 2025	By:	/s/ James A. Bianco, M.D.
James A. Bianco
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2025	By:	/s/ Dan Dearborn
Dan Dearborn
Chief Financial Officer
(Principal Financial Officer)