Form 10-K
period 2025-12-31
TuHURA Biosciences, Inc./NV
filed 2026-03-31
CIK 1498382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market (“Nasdaq”) on June 30, 2025 (the last business day of the registrant’s second fiscal quarter), was $111,000,000, based on the closing price on Nasdaq reported for such date. As of March 23, 2026, there were 63,578,528 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

Table of Contents

Forward-Looking Statements

i

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
•
our ability to realize the anticipated benefits of our merger (the “Kineta Merger”) with Kineta, Inc. (“Kineta”);
•
the effects of the Kineta Merger on our business relationships, operating results and business generally;
•
expectations regarding strategies, prospects, plans, expectations and objectives of our management for future operations of our company following the closing of the Kineta Merger
•
unexpected costs, charges or expenses resulting from the Kineta Merger:
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
•
the therapeutic potential of IFx-Hu2.0, TBS-2025 and future product candidates;
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

Note Regarding Company References; Trademarks

In this Annual Report, references to the “Company,” “we,” “us,” “our” or similar terms refer to TuHURA Biosciences, Inc., a Nevada corporation, together with its consolidated subsidiaries.

This Annual Report includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

Item 1. Business

Overview

We are a phase 3 clinical stage immuno-oncology company with three distinct technologies focused on the development of novel therapeutics designed to overcome primary and acquired resistance to cancer immunotherapies.

Our proprietary Immune FxTM technology platform, or IFx, is an innate immune agonist technology designed to “trick” the body’s immune system to attack tumor cells by making tumor cells look like bacteria. Our lead product candidate, IFx2.0, is an innate immune agonist designed to overcome primary resistance to checkpoint inhibitors. In June 2025, we initiated a single randomized placebo-controlled Phase 3 registration trial of administered as an adjunctive therapy to Keytruda® (pembrolizumab) in first line treatment for patients with advanced or metastatic Merkel cell carcinoma who are checkpoint inhibitor naïve utilizing the FDA’s accelerated approval pathway.

In addition to our IFx technology platform, in June 2025 we acquired the rights to TBS-2025, a novel VISTA-inhibiting monoclonal antibody formerly known as KVA1213, through our acquisition of Kineta, Inc. (“Kineta”) on June 30, 2025. VISTA (otherwise referred to as V-domain Ig suppressor of T cell activation) is an immune checkpoint highly expressed on myeloid cells that is believed to be a strong driver of immunosuppression in the tumor microenvironment and is believed to be a primary mechanism by which leukemic blasts escape immune recognition contributing to low response rates and high rates of recurrence in acute myeloid leukemia, or AML. Following our acquisition of Kineta, we are currently planning on investigating TBS-2025 in a Phase1b/2 trial in patients with r/r mutNPM1AML.

In addition to our IFx and TBS-2025, we are leveraging our Delta Opioid Receptor (DOR) technology to develop first-in-class bi-functional, bi-specific antibody-drug conjugates (“ADCs”) targeting the DOR on Myeloid Derived Suppressor Cells (“MDSCs”) to modulate their immunosuppressive influence on the bone marrow and tumor microenvironment to prevent T cell exhaustion and acquired resistance to checkpoint inhibitors and cellular therapies.

Our History and Team

We are a Nevada corporation originally formed on June 24, 2009 under the name Berry Only Inc. On January 25, 2013, we entered into and closed an exchange agreement, with Del Mar Pharmaceuticals (BC) Ltd. (“Del Mar (BC)”), 0959454 B.C. Ltd., and 0959456 B.C. Ltd. and the security holders of Del Mar (BC). Upon completion of the exchange agreement, Del Mar (BC) became our wholly-owned subsidiary. On August 19, 2020, we completed a merger with Adgero Biopharmaceuticals Holdings, Inc., a Delaware corporation (“Adgero”), in which Adgero continued its existence under Delaware law and became our direct, wholly-owned subsidiary. Following the completion of the merger, we changed our name from Del Mar Pharmaceuticals, Inc. to Kintara Therapeutics, Inc. ("Kintara") and began trading on Nasdaq under the symbol “KTRA.”

On October 18, 2024, Kintara completed its reverse merger transaction in accordance with the terms of the Agreement and Plan of Merger, dated as of April 2, 2024 (the “Kintara Merger Agreement”), by and among Kintara, TuHURA Biosciences, Inc. (“Legacy TuHURA”), and Kayak Mergeco, Inc., a direct wholly owned subsidiary of Kintara (“Merger Sub”). Pursuant to the Kintara Merger Agreement, Merger Sub merged with and into Legacy TuHURA, with Legacy TuHURA surviving the merger and becoming our direct, wholly-owned subsidiary (the “Kintara Merger”). Effective at 12:03 a.m. Eastern Time on October 18, 2024, the merger was completed, and effective at 12:04 a.m. Eastern Time on October 18, 2024, Kintara Therapeutics, Inc. was renamed “TuHURA Biosciences, Inc.”

On June 30, 2025, we completed the acquisition via merger of Kineta, Inc. (“Kineta”) pursuant to an Agreement and Plan of Merger, dated December 11, 2024, and as amended by that certain First Amendment to Agreement and Plan of Merger, dated May 5, 2025 (as amended, the “TuHURA-Kineta Merger Agreement”), by and among the Company, Hura Merger Sub I, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company, Hura Merger Sub II, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of the Company, Kineta, and Craig Philips, solely in his capacity the representative, agent and attorney-in-fact of the stockholders of Kineta. Pursuant to the terms of the TuHURA-Kineta Merger Agreement, the former stockholders of Kineta received merger consideration in the amount of an aggregate of approximately 4 million shares of Company common stock pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each share of Kineta common stock, par value $0.001 per share (each, a “Kineta Share”), issued and outstanding immediately prior to the First Merger, was converted into the right to receive 0.185298 shares of the Company’s common stock, par value $0.001 per share, for an aggregate of approximately

2,868,169 shares of Company common stock. Also pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each Kineta Share received its pro rata portion of approximately 1,129,880 shares of Company common stock in December 2025, in accordance with the terms of the TuHURA-Kineta Merger Agreement. In addition, each Kineta share is entitled to the right to its pro rata share of cash consideration, if any, received in the future in the form of disposed asset payments related to legacy Kineta assets transferred prior to the merger with Kineta.

Legacy TuHURA's predecessor company was formed as Morphogenesis, Inc. in 1995 by Drs. Patricia and Michael Lawman. Our IFx technology was developed in the laboratory of Dr. Michael Lawman at the Walt Disney Memorial Cancer Institute, where Dr. Michael Lawman was formerly a Director of the Institute, and Dr. Patricia Lawman was formerly Division Director of Cancer Molecular Biology at the Institute. Dr. Michael Lawman is a Fellow of the Royal Society of Biology, former Associate Professor at University of South Florida, and former Scientific Research Director of Pediatric Hematology/Oncology at St. Joseph’s Children’s Hospital. Dr. Patricia Lawman also serves as an Adjunct Professor at University of South Florida. Drs. Patricia and Michael Lawman are each inventors on numerous U.S. and foreign patents.

Our Delta Opioid Receptor ADC technology was developed in the laboratory of Dr. Mark McLaughlin at the Moffitt Cancer Center and at the West Virginia University Research Corporation. Dr. McLaughlin was previously a Senior Member of the Drug Discovery Department at the Moffitt Cancer Center and previously Professor of Medicinal Chemistry and Member WVU Cancer Institute, where his research focused on protein-protein interaction inhibitor design and molecular targeted immunotherapy. The discovery that the Delta receptor is highly expressed on MDSCs was jointly discovered by scientists at Moffitt Cancer Center and TuHURA Biopharma, a separate company whose intellectual property assets we acquired in January 2023.

Our CEO, Dr. James Bianco, is a 33-year veteran of the biopharmaceutical industry. Dr. Bianco is the principal founder of CTI Biopharma, where he served as its CEO from 1992 to October 2016. Dr. Bianco’s experience spans all aspects of drug development from phase I-IV clinical trials, regulatory approval, and pricing reimbursement to sales and marketing. He has extensive experience in financing, negotiating and execution of pharmaceutical development and commercial license agreements. During his tenure at CTI Biopharma, Dr. Bianco was responsible for strategic portfolio development and identifying, acquiring, licensing, purchasing, or acquiring through international merger and acquisition, five drug candidates, four of which have since been approved by the FDA and with three receiving accelerated or conditional regulatory approval in the U.S. and/or E.U. In 2013, Dr. Bianco led CTI Biopharma in the identification and negotiation of the asset purchase for VONJO® (pacritinib), a novel JAK2 selective tyrosine kinase inhibitor. He also led CTI Biopharma in the negotiation of the development and commercial license agreement with Baxalta. As CEO of CTI Biopharma, Dr. Bianco was also responsible for the PERSIST-2 Phase 3 trial design and conduct, the successful results of which served as the basis for the 2022 FDA accelerated approval of Vonjo® (pacritinib) and the subsequent acquisition of CTI Biopharma by SOBI for $1.75 billion.

IFx Innate Immune Agonist Development Program

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

Bacteria, like all pathogens, have molecular patterns or motifs that are conserved through evolution and that are recognized by specific pattern-recognition receptors on immune cells of our innate immune system. This is an individual’s primary line of defense against pathogens that the individual is born with, and the innate immune system has no choice but to recognize the tumor as it would a gram-positive bacteria or any pathogen. Gram-positive bacterial proteins are mostly recognized by Toll Like Receptor-2 (TLR-2) on antigen presenting cells, which engulf and ingest the entire intact tumor cell packaging all the foreign tumor neoantigens presenting them to and educating tumor killing T cells and B cells. In doing so, IFx-2.0 harnesses the power of the innate immune response to produce activated tumor-specific T cells where they previously didn’t exist overcoming primary resistance to checkpoint inhibitor therapy.

We have entered into a Special Protocol Assessment agreement with the FDA for a single Phase 3 randomized placebo and injection-controlled trial for IFx-2.0, our lead innate immune agonist, as an adjunctive therapy to pembrolizumab (Keytruda®) in the first line treatment of patients with advanced or metastatic Merkel cell carcinoma, who are checkpoint inhibitor-naïve utilizing the FDA’s accelerated approval pathway. A Special Protocol Assessment agreement is a binding written agreement between the U.S. Food and Drug Administration (FDA) and a trial sponsor that indicates the FDA has agreed to the study’s design, charters, and statistical analysis plan, and if the study endpoints are met within the context of the SPA Agreement, such results would be adequate to support accelerated and regular approval. A Special Protocol Assessment agreement does not increase the likelihood of marketing approval for the product and may not lead to a faster or less costly development, review, or approval process. We initiated the Phase 3 trial in June 2025.

In designing the Phase 3 trial for IFx-2.0, we worked with the deputy director of the FDA’s Oncology

Center of Excellence (OCE) on what we believe is a unique trial design. Consistent with the FDA’s Project Front Runner initiative, the FDA recommended investigating IFx-2.0 in the front-line treatment setting rather than in patients who are progressing on checkpoint inhibitor therapy. In doing so, data from a primary endpoint of objective response rate, or ORR, that is of sufficient magnitude and duration and with a favorable risk/benefit profile could be sufficient to support accelerated approval. Furthermore, OCE requested that the Company consider incorporating a key secondary endpoint that is of clinical benefit such that results from a key secondary endpoint of progression-free survival, or PFS, that is adequately powered with statistical assumptions in the statistical analysis plan provided to the FDA, if achieved without a detrimental effect on overall survival, or OS, could be adequate to support conversion to regular approval satisfying the requirement for a confirmatory trial.

We anticipate that enrollment for the Phase 3 will take approximately 18 – 24 months from the initiation of the trial, with top-line data potentially being available 6 to 7 months following the last patient enrolled. If successful, this Phase 3 trial would form the basis of a Biologics License Application, or BLA.

We previously announced that we were pursuing development of a product candidate referred to as IFx-3.0, an mRNA innate immune agonist candidate for intravenous or autologous whole cell administration for blood- related cancers. However, with the acquisition of Kineta, we have determined not to advance the development of IFx-3.0 until the results of the IFx-2.0 Phase 3 trial in Merkel cell carcinoma are known and have reallocated resources to the below-described planned trial for TBS-2025.

TBS-2025 Development Program

As a result of our acquisition of Kineta in June 2025, we acquired the rights to TBS-2025, a novel VISTA- inhibiting monoclonal antibody formerly known as KVA1213. Unlike other checkpoints, which are mostly present on activated T cells, VISTA is predominately expressed on myeloid cells, notably MDSCs, and on quiescent T cells. Research has demonstrated that when mutated, NPM1 and DNM3TA, two of the most common mutations in AML and typically co-mutated in myelodysplasia (MDS), result in high expression of VISTA on the surface of leukemic blasts. The presence of VISTA on these cells is believed to be the primary mechanism by which leukemic cells escape immune recognition and attack, resulting in a low treatment response rate and a short duration of response in AML.

TBS-2025 was previously investigated in a dose escalation Phase 1/2 trial, both as a monotherapy and in combination with pembrolizumab, in patients with relapsed and/or treatment-refractory advanced solid tumors. TBS-2025 was well tolerated when administered every 2 weeks at doses up to 1,000mg both in the monotherapy arm (n=24) or in the pembrolizumab combination therapy arm (n=16). Pharmacokinetic and pharmacodynamic data demonstrated greater than 90% receptor occupancy across the every two- week dosing interval. Immunocytokine analysis was consistent with the mechanism of action for VISTA inhibition on immune cells.

Applying the FDA’s guidelines for development of drugs in AML, the pharmacokinetic and safety data from VISTA 101, the Phase 1 study in solid tumors, can be used to determine a starting dose in a Phase 1b trial.

We anticipate conducting an abbreviated Phase1b dose escalation study in mutNPM1 r/r AML, which is a subtype of acute myeloid leukemia characterized by the presence of mutations in the NPM1 gene. This mutation is present in approximately 30% to 35% of cases of AML. Patients who fail or relapse following treatment with a menin inhibitor have no approved effective therapies and represent an unmet medical need population. We believe this population of patients with this genetic mutation may qualify for investigation under the FDA’s Plausible Mechanism Pathway, which is a regulatory framework allowing approval based on biological rationale and target engagement rather than traditional, large randomized trials.

In addition to examining the potential of TBS-2025 monotherapy in this patient population, the Phase 1b study will also be used to establish a recommended dose to be investigated in a Phase 2 trial of TBS-2025 in combination with a menin inhibitor in mutNPM1 r/rAML in patients previously untreated with a menin inhibitor. The Company currently plans on discussing its development plans with the FDA late in the first half of 2026 and initiating the planned Phase1b/2 trial in as early as the second half of 2026.

DOR Technology Development Program

In addition to its innate immune agonist and VISTA-inhibiting product candidates, we are using proprietary Delta Opioid Receptor (DOR) technology to develop small molecule bi-specific/bi-functional immune modulating ADCs designed to inhibit the immune suppressing effects of tumor associated MDSCs on the bone marrow and tumor microenvironment to prevent T cell exhaustion and acquired resistance to checkpoint inhibitors. The Company’s DOR technology was developed by scientists at Moffitt Cancer Center and TuHURA Biopharma, Inc., a separate company whose intellectual property assets we acquired in January 2023 (“TuHURA Biopharma”) We believe the DOR represents a novel target to inhibit the immunosuppressive capacity of MDSCs through its control of the production of multiple immunosuppressive soluble factors, chemokines and direct cell-cell interactions.

The tumor microenvironment is the tissue surrounding a tumor, including the normal cells, blood vessels, and molecules that surround and feed a tumor cell and shield it from immune attack and eradication. MDSCs are a heterogeneous group of immature myeloid cells, which when recruited from the bone marrow to the tumor microenvironment, they transform to tumor-associated MDSCs which are characterized by their ability to suppress both innate and adaptive immune responses. Tumor associated MDSCs are generally believed to be a major contributor to T cell exhaustion (which is the loss of ability of T cells to proliferate and to kill cancer cells) and for acquired resistance to checkpoint inhibitors and cellular therapies like T cell therapies. The presence of tumor associated MDSCs in the tumor microenvironment or circulating in the bloodstream is highly correlated with poor prognosis and outcome in a wide variety of solid tumors and blood related cancers. MDSCs play a similar role in blood related cancers such as AML or Myelodysplasia (pre-leukemic syndrome) where their immune suppressing effects in the bone marrow create a permissive environment to allow leukemic cells to grow and escape immune recognition.

We believe we are the first company developing immune modulating ADCs targeting the Delta Opioid Receptor on MDSCs. We have developed a series of small molecule inhibitors of the DOR representing new molecular entities These inhibitors are highly selective (>1,000 fold) for the DOR over other opioid receptors and highly potent with IC50 (ability to inhibit 50% of DOR activity) at low nanomolar concentrations. We plan on selecting a lead compound to incorporate into our bi-specific, bi-functional ADCs, which we believe represents a paradigm shift from conventional ADCs that are currently in development or being marketed. Traditional ADCs are a class of drugs in which a monoclonal antibody is chemically linked to a “payload” such as cancer-fighting substance. The antibody carries the payload to the tumor cell, improving the selectivity of the resulting anti-cancer activity. Next generation ADCs incorporate non-chemotherapeutic technologies to interfere with tumor cell cycle growth or to carry with the antibody a checkpoint inhibitor (so called “checkpoint ADCs”). In contrast, our ADCs do not target tumor associated receptor targets, are not internalized, and do not carry a cancer fighting substances, but rather they target the Delta Opioid Receptor on MDSCs while carrying with them an immune effector to target a second receptor target like VISTA with a VISTA inhibiting antibody. These constructs result in novel bi-specific, bi-functional conjugates. They are bi-specific by targeting 2 distinct receptors (DOR and VISTA) and bi-functional by inhibiting DOR related immune suppression and checkpoint releasing resting T cells to become activated. These two functions are intended to work together with the goal of overcoming acquired resistance, preventing T cell exhaustion and allowing checkpoint inhibitors and cellular therapies to be safer and more effective while interfering with the tumor’s ability to invade and spread throughout the body.

Our Pipeline

Our pipeline focuses on acquiring and developing technologies designed to overcome tumor-intrinsic mechanisms underlying primary resistance to checkpoint inhibitors. We also focus on technologies to overcome acquired resistance to cancer immunotherapies related to the immune suppressing characteristics of the tumor microenvironment. We are leveraging our technology platforms to advance several diversified product candidates, including principally the following, each of which is described in more detail below.

Our Strategy

Our goal is to become a leading immuno-oncology company by developing novel therapeutics designed to overcome primary and acquired resistance to cancer immunotherapies, thereby broadening the impact of therapies such as checkpoint inhibitors. Our strategy is focused on leveraging our current technologies and novel product candidates and development programs in order to advance our current product candidates and expand our portfolio of products and technologies. The key elements of this strategy include:

•
Shortening the time and cost to product registration. We are working to shorten the time and cost to product registration by focusing on patient populations that qualify for accelerated approval, such as patients with advanced and metastatic Merkel cell carcinoma in our Phase 3 trial for IFx-2.0. We believe this trial could significantly reduce the time and cost to potential approval and the cost associated with precluding the need for a postmarketing confirmatory trial.
•
Acquire and develop novel immunomodulatory technologies or product candidates blood related cancers. Currently there are no cancer immunotherapies approved in blood-related cancers like AML or MDS, which presents an opportunity to develop novel agents to address such unmet medical needs. We believe we are uniquely positioned to identify, evaluate and potentially acquire novel drug candidates that focus on blood-related cancers that provide a strategic fit within our product pipeline and or with our DOR technology platforms. Our acquisition of TBS-2025 is consistent with this acquisition strategy and also provides synergy with our DOR technology providing the antibody for our ADC program.
•
Parallel development of differentiated drug product candidates within a therapeutic strategic focus on diseases with unmet medical needs like blood related cancers. We believe a development program leveraging distinct technologies across a pipeline of differentiated drug candidates offers an efficient model of how small biotech companies can align capital and clinical development execution while managing technology and regulatory risks. We will continue to be opportunistic in acquiring drug candidates that are within our therapeutic strategic focus, like our recent acquisition of TBS-2025. In addition to providing a Phase 2 ready candidate to advance to clinical studies in mutNPM1 AML, we are investigating TBS-2025 when conjugated to a DOR inhibitor as our lead ADC candidate in preclinical development.

•
Establish a leadership position in developing immune modulating bi-functional, bi-specific ADCs. We believe that we may be the first company to identify that the Delta Opioid Receptor is highly expressed on tumor-associated MDSCs and that it controls the regulation of multiple immune suppressive functions of MDSCs, the primary contributor to immune suppression of the bone marrow in the tumor microenvironment. We believe that inhibiting MDSC functionality may represent a novel way to overcome acquired resistance to immunotherapies. Our immune modulating bi-specific, bi-functional ADCs represent a paradigm shift in this important class of therapeutics and have the potential to position TuHURA to take the lead on advancing these novel immunomodulatory bi- specific, bi-functional ADCs to clinical trials.
•
Establish Development and Commercial License Collaborations. Leveraging our CEO’s track record of successfully establishing development and commercial partnerships, we intend to seek and establish partnerships with large pharmaceutical or biotech companies as a source of non-dilutive capital and funding to advance the global development of our product candidates.

Cancer Immunotherapies and IFx Technology

The Cancer-Immunity Cycle

For an anti-cancer immune response to lead to effective killing of cancer cells, a series of stepwise events must be initiated and allowed to proceed and expand iteratively. These steps are referred to as the “cancer-immunity cycle”. The human immune system is comprised of the innate immune system and adaptive immune system. The innate immune response, through evolution, has developed to protect us from our surrounding environment. It is the defense system with which we are born and serves as the body’s first defense mechanism against pathogens like bacteria or viruses and alerts the immune system to those threats. It works together with its complementary arm, the adaptive immune system, to address threats in the body, including cancer.

In the first step of the cycle, foreign proteins called “neoantigens” are created by cancer-related genes and are released and captured by dendritic cells (“DCs”) for processing. In order for this step to lead to a tumor killing T cell response, it must be accompanied by signals that specify immunity, or otherwise tolerance to the tumor antigens will be induced. Such immunogenic signals might include proinflammatory cytokines and factors released by dying tumor cells. During the next step, DCs present the captured neoantigens on MHCI and MHCII molecules to T cells, resulting in the priming and activation of tumor cell killing, or cytotoxic, T cell responses against these cancer-specific neoantigens, which are viewed as foreign. Finally, the activated cytotoxic T cells traffic to and infiltrate the tumor bed, specifically recognizing and binding to cancer cells through the interaction between its T cell receptor and its cognate antigen bound to MHCI and kill their target cancer cell. Killing of the cancer cell releases additional tumor-associated neoantigens repeating the first step of the cancer- immunity cycle, to increase the breadth and depth of the response in subsequent revolutions of the cycle.

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

TuHURA's IFx platform technology utilizes a proprietary plasmid DNA (“pDNA”) or messenger RNA (“mRNA”) which, when introduced into a tumor cell, results in the expression of a highly immunogenic gram positive bacterial protein (Emm55) from a rare variant of Streptococcus pyogenes on the surface of the tumor cell. This is graphically demonstrated above. By mimicking a bacterium, our technology makes a tumor cell look like bacteria. By making a tumor look like a bacterium, the molecular pattern of the bacterial protein is recognized by specific receptors on immune cells called pattern recognition receptors, also referred to as toll-like receptors or TLRs. These receptors are pre-programmed over evolution to recognize specific molecular patterns or motifs on pathogens like bacteria and activate and harness the power of the body’s innate immune response.

IFx is designed to harness the body’s natural innate immune response making the patients entire tumor appear foreign. This causes antigen presenting cells (APCs) like DCs to phagocytize (which is the process of “eating” and “digesting”) the tumor cell, thinking they are bacteria. DCs present the captured neoantigens on MHCI and MHCII molecules to T cells, resulting in the priming and activation of cytotoxic T cell responses against these cancer-specific neoantigens, which are viewed as foreign. This is referred to as “primary epitope spreading.” Epitopes are the region/part of tumor antigens that are recognized by the immune system, specifically by antibodies, B cells and T cells. In doing so the first step of the cancer-immunity cycle is activated and restored.

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

Clinical Rationale for TBS-2025

TBS-2025 (f/k/a KVA-12123), a VISTA inhibiting antibody, was initially investigated by Kineta in a Phase 1 trial either as monotherapy (n=24) or in combination with pembrolizumab (n=16) among patients with advanced, therapy refractory cancers, including, breast, lung, colorectal and ovarian cancer. The drug demonstrated a favorable safety profile at the highest dose level of 1,000mg administered every two weeks. No significant anti-tumor activity was observed among the 40 patients treated in the trial.

VISTA is a novel negative checkpoint expressed on quiescent (resting) T cells and highly expressed on myeloid cells like MDSCs. While VISTA is expressed on a wide variety of solid tumor cancers, its role in resistance or failure of cancer- immunotherapy is not well established. In contrast scientific evidence demonstrates that mutNPM1 a mutation present in approximately 30% to 35% of cases of AML, drives the expression of VISTA on leukemic blasts in AML and is reported to be the primary mechanism by which AML has a poor response to and high relapse rates following current therapies. VISTA expression is linked to high relapse rate in AML due to its ability to allow leukemic blasts to evade immune recognition and attack by the patient’s immune system. When VSIR, the gene that encodes for VISTA is edited or when VISTA is inhibited with a VISTA inhibiting antibody, an immune response is observed and survival is enhanced in murine models of mutNPM1 AML.

Recently, several new drugs called menin inhibitors have received approval in patients with relapsed and refractory (r/r) mutNPM1 AML. Menin is the “carrier” protein that exerts the proliferative effect on leukemic blasts. While the response rates of 22% to 25% that are seen following therapy with menin inhibitors are encouraging, they are of short duration followed by leukemia recurrence. For the >75% of patients who fail to respond to or relapse following a menin inhibitor, there are no approved or effective therapies. Translational scientific data supports the potential for TBS-2025 as monotherapy to improve potential response rates in this patient population.

Applying the FDA’s guidelines for development of drugs in AML to the pharmacokinetic and safety data from VISTA 101, the Phase 1 study in solid tumors can potentially be used to determine a starting dose in a Phase 1b trial. We anticipate conducting an abbreviated Phase1b dose escalation study in mutNPM1 r/r AML in patients who failed to respond to or relapsed following therapy with a menin inhibitor in mutNPM1 r/r AML. This patient population represents an unmet medical need. We believe this population of patients with this genetic mutation may qualify for investigation under the FDA’s Plausible Mechanism Pathway, which is a regulatory framework allowing approval based on biological rationale and target engagement rather than traditional, large randomized trials.

In addition to examining the potential of TBS-2025 monotherapy in this patient population, the Phase 1b study will also be used to establish a recommended dose to be investigated in a Phase 2 trial of TBS-2025 in combination with a menin inhibitor in mutNPM1 r/rAML in patients previously untreated with a menin inhibitor. The Phase 2 study would explore whether TBS-2025 when used in patients with mutNPM1 r/rAML who are receiving a menin inhibitor may improve both response rate and duration of response by allowing immune recognition and attack against leukemic cells. The Company plans on discussing its development plans with the FDA late in the first half of 2026 and initiating the planned Phase1b/2 trial in as early as the second half 2026.

DOR Technology and Bi-functional, Bi-specific ADCs: Inhibiting MDSC immune suppressing functions

MDSCs

MDSCs are among the most common immunosuppressive cells present in the bone marrow of patients with hematologic cancer and in the tumor microenvironment, which is the tissue surrounding the tumor, where they are a major regulator of suppression of the immune system. MDSCs are normally produced during pregnancy where they migrate to and populate the placenta, creating an immunologic sanctuary for the fetus. Since half of the genetic make-up of the fetus comes from the father, this is necessary to prevent the mother’s immune system from attacking the fetus. They are also produced in settings of chronic inflammation or autoimmune disease as a mechanism to decrease inflammation or autoimmunity. Under normal conditions, MDSCs represent less than 2% of circulating peripheral blood mononuclear cells (PBMCs) and lack potent immune suppressing characteristics

In cancer, MDSCs are hijacked by tumors to create an immunosuppressive environment in the tissues in which the tumor lives. In solid tumors, MDSCs are the primary driver of the immunosuppressive tumor microenvironment and function similarly in the bone marrow of patients with hematologic cancers like leukemia and MDS. Multiple effector molecules and signaling pathways are used by MDSCs to regulate immune suppression. One main mechanism involves depletion of necessary amino acids like arginine through production of arginase (“Arg-1”), or “destruction” of inflammatory cytokines via production of inducible nitric oxide (“iNOS”), in addition to anti-inflammatory prostaglandins (“COX2”), immune suppressing cytokines like transforming growth factor beta (“TGF-®”) or Interleukin 10 (“IL-10”) and recruitment and induction of immune inhibitory cells such as regulatory T cells (T regs) and M2 polarized tumor associated macrophages (“TAMs”). Accumulating evidence demonstrates that the enrichment and activation of MDSCs correlates with tumor progression, metastasis and recurrence. In addition, MDSCs circulating in the blood of patients with leukemia is highly correlated to poor clinical outcome.

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

Our Delta Opioid Receptor (DOR) inhibitors: bi-specific, bi-functional antibody drug conjugates (ADCs)

The Delta Opioid Receptor, or DOR, is the first cloned G protein-coupled receptor. While Delta Opioid Receptor overexpression and its role in tumor biology is well established in the literature, we believe that the Company, along with scientists at Moffitt Cancer Center, are the first to describe the high differential expression of the Delta Opioid Receptor on tumor associated MDSCs compared to bone marrow (BM) or spleen derived MDSCs, either in tumor free or tumor bearing models. (See figures below, source: TuHURA research files).

MDSC: MDSC isolated from BM, spleen and Tumor. * p α 0.05, ** p α 0.01

As a previously unrecognized target to reprogram tumor associated MDSCs immunosuppressive functions on the tumor microenvironment, developing small molecule antagonists of the Delta Opioid Receptor represents a novel approach to reprograming MDSC functionality to overcome acquired resistance to checkpoint inhibitors and other cancer immunotherapies.

The Company has established multiple functional assay screens to investigate the effects of small molecule Delta Opioid Receptor specific inhibitors of tumor-associated MDSC functionality to guide its selection of ADCs for further invitro and in vivo characterization and development. The Company anticipates utilizing TBS-2025, its VISTA inhibiting antibody, as the first ADC to enter preclinical development.

The Company believes that our tumor associated MDSC-targeting ADCs have a number of potential benefits over current approaches to overcoming acquired resistance to cancer immunotherapies, including the following:

•
Inhibiting tumor associated MDSC production of multiple immune suppressing factors. The Delta Opioid Receptor on tumor associated MDSCs functions like a “master switch” controlling the regulation of multiple immune suppressing factors such as, iNOS, S100A9 among others. Inhibiting the receptor results in “shutting off” production of these and other immune suppressing factors as compared to the industry focus of developing inhibitors targeting a single factor.
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
•
Immune modulation of tumor microenviroment/potentiating the effects of checkpoint inhibitors. To date the prior and future development of ADC,s ADC-checkpoint inhibitors or bi-specific all have one thing in common, which is that they target tumor associated receptors with the antibody and carry with it either a payload toxin, or other tumor cell cycle disruptors or checkpoint inhibitor. To our knowledge we are the only company developing ADCs targeting MDSCs where our ADCs are designed to be bi-specific/ bi-functional, i.e., affecting two targets and having two functions: inhibiting tumor associated MDSC-related immune suppression and thereby making tumor susceptible to attack, while localizing checkpoint inhibitors where the tumor resides. These two functions are intended to work together with the goal of overcoming acquired resistance, preventing T cell exhaustion and allowing checkpoint inhibitors and cellular therapies to be safer and more effective while interfering with the tumor’s ability to invade and spread throughout the body.

TuHURA's IFx Clinical Development Program

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

Accelerated Approval Phase 3 Trial for IFx-2.0

TuHURA has entered into a Special Protocol Assessment agreement with the FDA for a single Phase 3 randomized placebo and injection controlled trial for IFx-2.0, its lead innate immune agonist, as adjunctive therapy to pembrolizumab (Keytruda®) in the first line treatment of patients with advanced or metastatic Merkel cell carcinoma, who are checkpoint inhibitor-naïve utilizing the FDA’s accelerated approval pathway. The Company has worked the deputy director of the FDA’s Oncology Center of Excellence (OCE) on a unique trial design. Consistent with the FDA’s Project Front Runner initiative, the FDA recommended the Company consider investigating IFx-2.0 in the front line treatment setting rather than in patients who are progressing on checkpoint inhibitor therapy, the latter of which was the conduct in the phase 1b trial. In doing so, data from a primary endpoint of objective response rate, or ORR, that is of sufficient magnitude and duration and with a favorable risk/benefit profile could be sufficient to support accelerated approval. ORR is considered to be a surrogate likely to predict clinical benefit, OCE requested that the Company also consider incorporating a key secondary endpoint that is not a surrogate for but an endpoint recognized to be of true clinical benefit such that results from a key secondary endpoint of progression-free survival, or PFS, that is adequately powered with statistical assumptions in the statistical analysis plan provided to the FDA, if achieved without a detrimental effect on overall survival, or OS, could be adequate to support conversion to regular approval satisfying the requirement for a confirmatory trial.

TuHURA anticipates that enrollment for the Phase 3 will take approximately 18 – 24 months, with topline data potentially being available 6 to 7 months following the last patient enrolled. If successful, this Phase 3 trial would form the basis of a Biologics License Application, or BLA. A Special Protocol Assessment agreement is a binding written agreement between the U.S. Food and Drug Administration (FDA) and a trial sponsor that indicates the FDA has agreed to the study’s design, charters, and statistical analysis plan and if the study endpoints are met within the context of the SPA Agreement such results would be adequate to support accelerated and regular approval. A Special Protocol Assessment agreement does not increase the likelihood of marketing approval for the product and may not lead to a faster or less costly development, review, or approval process. The study population, dose, schedule, and study design for the trial are based on the response rates observed in the Company’s Phase 1b trial in checkpoint inhibitor naïve patients with advanced Merkel cell carcinoma who exhibited primary resistance to anti PD(L)-1 checkpoint inhibitors such as Keytruda® The clinical study design for the Phase 3 registration trial is presented below. Based on correspondence with the FDA, patients with advanced Merkel cell carcinoma represent a patient population with an unmet medical need. TuHURA’s study, is designed to determine if IFx-2.0 can increase the objective response rate when used as adjunctive therapy to Keytruda in first line treatment of checkpoint inhibitor naïve patients with advanced Merkel cell carcinoma when compared to Keytruda alone.

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

IFx-2.0 MCC Phase 1b Results Suggest Encouraging Efficacy with Durable Responses

Phase 1b Dose/Schedule trial	
	N (%)
Total	7
CR	2 (29%)
PR	3 (43%)
ORR	5 (71%)
DOR (median)	21 months+
SAFETY (n=21)	
Grade 1	8 (38%)
Grade 3	1(5%)

Patient
02
PD
CR
PD
CR
43+
03
PD
PR
33
06
PD
pCR
23+
07
PD
PR
19+
19
PD
NR
16*
PD
PD
NR
18*
PD
PD
PR
6+
0.0 5.0 10.0 15.0 20.0 25.0 30.0 35.0 40.0 45.0 50.0
Months

Phase 1b Results:

Merkel cell carcinoma n=7

7 patients (primary resistance shown)

- **5 progressed** on first line CPI single agent(anti-PD(L) -1) therapy
- **2 progressed** after multiple CPI (anti-PD(L) -1, anti-CTLA-4) therapies*
- No subsequent therapy before IFx-2.0
- Rechallenge with single CPI agent (anti-PD(L)-1 therapy after IFx-2.0

KEY

- Fx-2.0 Administration
- Response to CPI Pre IFx-2.0
- Response to CPI Post IFx-2.0
- NR No Response

TuHURA biosciences

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

IFx-2.0 Phase 1b/2a Study of IFx-Hu2.0 as an Adjunctive Therapy to Keytruda® (pembrolizumab) in First Line Treatment for Metastatic Merkel Cell Carcinoma of Unknown Primary Origin (MCCUP)

In May 2025, we initiated a Phase 1b/2a trial designed to evaluate the safety and feasibility of IFx-Hu2.0 in combination with Keytruda® when administered via Interventional Radiology (IR) in patients with deep- seated tumors without associated cutaneous tumors. Unlike our Phase 3 study, these are patients without skin lesions who present with metastatic deep-seated tumors in the liver, lungs or retropertitoneum (abdomen). Up to 30% of patients with MCC present without primary lesions in the skin, so this trial will not only provide safety, feasibility, and efficacy data, but may also expand the potential number of addressable patients who may benefit from IFx-Hu2.0,

If feasibility and safety is demonstrated for IFx-Hu2.0 and Keytruda® when radiologically administered to deep-seated tumors, we plan to extend enrollment to a variety of non-MCC cancers that are known not to respond or respond poorly to CPIs. This is termed a “Basket Trial.” Since the underlying biology of why tumors don’t respond to CPIs is for the most part the same, then we believe that the mechanism of how IFx-Hu2.0 overcomes that resistance to CPIs should be independent of the type of cancer treated. We have previously demonstrated that IFx-Hu2.0 can overcome CPI resistance in melanoma, squamous cell, and Merkel cell carcinoma, three unrelated types of skin cancers. If successful, this trial could expand the potential benefit of IFx-Hu2.0 to a wide variety of cancers.

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

TuHURA’s TBS-2025 VISTA Inhibiting Antibody Clinical Development Program

TBS-2025 (f/k/a KVA-12123), a VISTA inhibiting antibody, was initially investigated by Kineta in a Phase 1 trial either as monotherapy (n=24) or in combination with pembrolizumab (n=16) among patients with advanced, therapy refractory cancers, including, breast, lung, colorectal and ovarian cancer. The Phase 1 was an open-label, multi-center, dose-escalation trial, utilizing an accelerated Bayesian Optimal Interval (BOIN) dosing design designed to evaluate the safety, tolerability, pharmacokinetics (“PK”), immunogenicity, and tumor response of TBS-2025. TBS-2025 demonstrated a favorable safety profile at the highest dose level of 1,000 mg administered every two weeks. In this trial among patients with treatment-refractory solid tumors, no significant anti-tumor activity was observed among the 40 patients treated in the trial.

An overview of the study results is shown below:

VISTA-101 Phase 1b Clinical Trial

Phase 1 Dose Escalation*
Monotherapy (Part A)
Up to 36 patients
KVA12123 3 mg Q2W
2 patients
KVA12123 10 mg Q2W
5 patients
KVA12123 30 mg Q2W
4 patients
KVA12123 100 mg Q2W
4 patients
KVA12123 300 mg Q2W
6 patients
KVA12123 1000 mg Q2W
3 patients
Combination Therapy (Part B)
Up to 24 patients
KVA12123 30 mg Q2W pembro 400 mg Q6W
3 patients
KVA12123 100 mg Q2W pembro 400 mg Q6W
6 patients
KVA12123 300 mg Q2W pembro 400 mg Q6W
4 patients
KVA12123 1000 mg Q2W pembro 400mg Q6W
3 patients

Safety

- No DLT, CRS cytokines (IL-6, TNFα & IL-10) detected at 1,000mg dose
- 100% VISTA RO at 1,000mg dose PK/PD supports 750mg q2w or 1000mg q3w

Monotherapy Arms n=24

- 13 of 19 patients achieved SD as best overall response (68%)

Combination Arms n=16

- 12 patients received baseline and at least one follow up scan
- 1 evaluable patient achieved a **PR,** 1 patient achieved SD

TuHURA biosciences

*As of 11-21-24

Modified BOIN Design with Accelerated Titration

Clinical collaboration with Merck

Kineta previously entered into a clinical trial collaboration and supply agreement with Merck (known as MSD outside the U.S. and Canada) that we have assumed as a part of the Kineta acquisition. Under this collaboration, we are evaluating the safety, tolerability, PK. and anti-tumor activity of TBS-2025 alone and in combination with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy, in patients with advanced solid tumors.

Pharmacokinetics (PK) and Receptor Occupancy (RO)

Pharmacokinetics, or PK, is the study of how the body interacts with TBS-2025 for the entire duration of exposure after administration. TBS-2025 exhibited a greater than dose-proportional pharmacokinetic profile in drug exposure across all doses, consistent with target-mediated drug disposition at lower doses and target saturation at higher doses.

To guide the recommended Phase 2 dose decision, Kineta developed a proprietary assay to evaluate VISTA receptor occupancy (“RO”) on immune cells from patients treated with TBS-2025. This is an important metric for evaluating how well TBS-2025 is blocking the VISTA target. TBS-2025 achieved a greater than 90% VISTA RO at the 30 mg dose and a complete saturation of the target between two-dosing intervals was achieved at 1000 mg. Based on these data. the Company believes the Recommended Phase 2 Dose (RP2D) should be 750mg every two weeks.

Biomarkers

In drug development and clinical trials, biomarkers may be useful to identify patient populations for a study, monitor therapeutic response, and identify side effects. TBS-2025 demonstrated dose-proportional on-target biomarker immune responses involved in anti-tumor activity. TBS-2025 demonstrated significant efficacy- related, dose-dependent cytokine induction of CXCL10, IFNα, CCL2 (MCP1), CCL3 (MIP1α), CCL4 (MIP1ß) and CXCL8 (IL8), which are involved in immune cell activation and recruitment to the tumor microenvironment. Additionally, increases in anti-tumor immune cell subpopulations including nonclassical monocytes with an activated phenotype (increased of cell surface expression of HLA-DR and CD80), NK cells, CD4+ T cells and CD8+ T cells were observed during treatment.

TBS-2025 demonstrated induction of pro-inflammatory myeloid-derived cytokines/chemokines involved in immune cell activation and recruitment in the tumor microenvironment. Changes in these key biomarkers and immune cell populations are indicative of the anti-tumor effects of blocking VISTA that is consistent with data from preclinical models (NHP and KO mice). These data validate their use as potential biomarker of VISTA target engagement with TBS-2025

Phase 1b/2 trial TBS-2025 in mutNPM1 r/r AML

Applying the FDA’s guidelines for development of drugs in AML to the pharmacokinetic and safety data from VISTA 101, the Phase 1 study in solid tumors can potentially be used to determine a starting dose in a Phase 1b trial. We anticipate conducting an abbreviated Phase1b dose escalation study in mutNPM1 r/r AML in patients who failed to respond to or relapsed following therapy with a menin inhibitor in mutNPM1 r/r AML. This patient population represents an unmet medical need. We believe this population of patients with this genetic mutation may qualify for investigation under the FDA’s Plausible Mechanism Pathway, which is a regulatory framework allowing approval based on biological rationale and target engagement rather than traditional, large randomized trials. In addition to examining the potential of TBS-2025 monotherapy in this patient population, the Phase 1b study will also be used to establish a recommended dose to be investigated in a Phase 2 trial of TBS-2025 in combination with a menin inhibitor in mutNPM1 r/rAML in patients previously untreated with a menin inhibitor. The Phase 2 study would explore whether TBS-2025, when used in patients with mutNPM1 r/rAML who are receiving a menin inhibitor, may improve both response rate and duration of response by allowing immune recognition and attack against leukemic cells. The Company plans on discussing its development plans with the FDA in the first half of 2026 and initiating the planned Phase1b/2 trial in as early as the second half 2026.

Market Opportunity

Checkpoint inhibitors dominate oncology sales and represent the most successful oncology drug commercial launches in oncology drug development. Since their commercial launch in 2014, sales of checkpoint inhibitors have grown at an impressive compounded annual growth rate with $29.9 billion in sales in 2020 reaching $37 billion in 2022, according to Precedence Research. By 2030 the market is expected to grow to over $148 billion in worldwide sales, according to Precedence Research. We believe that our technology platforms have the potential to address both primary and acquired resistance, the two major limitations to checkpoint inhibitor and cellular therapies and as such represents a large market opportunity. While upward of 15% to 60% of patients will respond to first time treatment with checkpoint inhibitors, 40% to 85% will not. It is this population of patients with primary resistance to checkpoint inhibitors that we believe represents the initial market opportunity for IFx-2.0. The biologic basis for primary resistance to checkpoint inhibitors is similar across various tumor types, predominately the lack of tumor infiltration with activated tumor specific T cells. We believe that an agent that can overcome primary resistance to checkpoint inhibitors in one tumor type should overcome resistance in others, if not all, tumor types that exhibit primary resistance to them. Our initial strategy is to demonstrate the ability of IFx-2.0 to overcome primary resistance in the 50% of patients with advanced Merkel cell carcinoma receiving front line therapy with Keytruda® (pembrolizumab), the current standard of care, allowing more patients to achieve an anti-tumor response than with Keytruda® alone.

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

TuHURA's Manufacturing Strategy

TuHURA maintains established relationships with contract development and manufacturing organizations (CDMOs) to manufacture and test IFx-Hu2.0 clinical trial material (“CTM”), including drug substance and drug products required for registration trials.

IFx-Hu2.0 is comprised of 1) the Plasmid DNA (pAc/emm55) in TE Buffer Drug Product (DP) with 10% Dextrose Injection. and 2) the Cationic Polymer DP with 10% Dextrose Injection. The Plasmid DNA (pAc/ emm55) in TE Buffer DP utilizes the Cationic Polymer DP as a transfectant agent excipient, and IFx-Hu2.0 is complexed at the site prior to patient administration. TuHURA has completed the FDA-required mixing studies demonstrating the mixing process consistently produces a product that meets a set of quality attributes. IFx- Hu2.0 preparation instructions are included in the pharmacy manual to ensure mixing at the site prior to administration results in reliably produced drug product with consistent material properties. In addition, the FDA-required potency and stability assays have been developed, qualified, and/or validated supporting product release and stability, which meets cGMP requirements for use in our Phase 3 registration trial.

TuHURA assumed from Kineta a manufacturing agreement with Samsung Biologics to provide manufacturing services, including CTM drug substance and drug product manufacturing and stability testing for TBS-2025. Samsung has no commercial rights to TBS-2025 or any other assets acquired from Kineta.

Intellectual Property

Intellectual property is of vital importance in our field and in biotechnology generally. We seek to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also seek to rely on regulatory protection afforded through inclusion in expedited development and review, data exclusivity, market exclusivity and patent term extensions where available. We have sought patent protection in the United States and internationally related to our IFx-Hu2.0 platform technology, and we license from third parties the patents and patent applications relating to our tumor microenviroment modulators technology.

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

Company-owned Intellectual Property

As of December 31, 2025, we had at least 33 issued patents over 13 jurisdictions, and 10 pending applications (2 U.S. utility patent applications, a pending PCT application and 7 foreign patent applications). Most of such patents and patent applications relate to our IFx technology platform. The following is a summary of our issued patents and pending patent applications as of December 31, 2025 by patent family.

Patent Family	Description	Application/Publication/ Patent Number	Filing Date	Issue Date/Status	Earliest Expected Expiration Date	Type of Patent Protection

DNA Vector and Transformed Tumor Cell Vaccines	Whole cell and DNA cancer vaccines	PCT/US2015/018688 (WO 2015/134577)	03/04/2015	Nationalized in CH, DE, DK, EP, FR, GB, HK, IE, NL, NO, SE, US	03/04/2035	Use Composition Composition
		US 9,555,088 US 9,839,680 US 10,391,158 US 10,751,400	07/07/2016 01/30/2017 12/11/2017 08/26/2019	Issued 01/31/2017 Issued 12/12/2017 Issued 08/27/2019 Issued 08/25/2020	03/4/2035 03/4/2035 03/4/2035 03/4/2035	Use

Cancer Vaccine Comprising mRNA Encoding a M-Like- Protein	Next generation cancer vaccine using mRNA encoding a bacterial antigen to prime anti- cancer immune responses	PCT/US2016/033235 (WO 2016/187407) US 9,636,388 US 10,682,401 US 18/060,605	05/19/2016 07/28/2016 05/01/2017 12/01/2022	Nationalized in AU, CA, CH, CN, DE, DK, EP, FR, GB, HK, IE, JP, NL, NO, SE, US Issued 05/02/2017 Issued 06/16/2020 pending	05/19/2036 05/19/2036 05/19/2036	Use Composition Composition/use

Modified mRNA for Multicell Transformation	Next generation cancer vaccine using mRNA encoding a bacterial antigen to prime anti- cancer immune responses	PCT/US2021/031204 (WO 2021/226413)	05/7/2021	Nationalized in CN, JP, CA, IN, AU, EP, KR To be filed in HK	05/7/2041
Exosome Delivery of Cancer Therapeutics	Production and use of exosome preparations to	US 18/055,724	11/15/2022	Published/pending		Composition/use

systemically deliver pDNA and/or

Materials and Methods for Treatment of Melanomas and Other Cancers	Anti-cancer vaccine compositions comprising nucleic acids and methods of treating immune checkpoint inhibitor therapy resistant cancers.	PCT/US2025/21863	03/27/2025	Published/pending	03/27/2045	Composition/Use

Intellectual Property Acquired in Kineta Merger

As of December 31, 2025, our patent portfolio acquired from Kineta as it pertains to TBS-2025 included fourteen (14) national phase applications in the KVA-001 patent family related to TBS-2025. The countries are as follows: U.S., Australia, Brazil, Canada, China, Europe (European Patent Office (“EPO”)), Hong Kong, Israel, India, Japan, Korea, Mexico, Russia, and Singapore. Its estimated expiration date without any patent term adjustment or extension is 20 years from filing, i.e., February 18, 2042.

The table below summarizes the high-level filing strategy of our existing patent portfolio for the TBS-2025 related assets acquired from Kineta:

VISTA

patents

(TBS-2025 f/k/a KVA12123)

Patent Family KVA-001

Composition of matter . . . . . . . . . . . . . . . . . . . . . Y

Methods of Manufacturing . . . . . . . . . . . . . . .. Y

Sequences/Structure . . . . . . . . . . . . . . . . . . . . . . . Y

Indications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Y

Specification on use (mono or combo) . . . . . . . . . Y

Binding characteristics . . . . . . . . . . . . . . . . . . . . . Y

Immune cell regulation . . . . . . . . . . . . . . . . . . . . . Y

Physiologic properties . . . . . . . . . . . . . . . . . . . . . . Y

Discovery Candidates . . . . . . . . . . . . . . . . . . . . . . To be added on a rolling basis

We strive to protect the proprietary technologies that we believe are important to TBS-2025, including by seeking, maintaining and defending patent rights, whether developed internally or in conjunction with or in- licensed from third parties. As to TBS-2025, we also rely on trade secrets relating to our monoclonal antibodies, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of innate immunity and fully human antibodies

As more fully described above, as of December 31, 2025, our patent portfolio related to TBS-2025 included 14 U.S. and foreign applications, which entered national phase in 2023.

Licensed Intellectual Property Rights Relating to DOR Technology

TuHURA licenses the intellectual property rights relating to its DOR technology platform under exclusive license agreements with H. Lee Moffitt Cancer Center and Research Institute (“Moffitt Cancer Center”) and the West Virginia University Research Corporation (“WVURC”). In particular, TuHURA is a party to a March 2019 Exclusive License Agreement with Moffitt Cancer Center under which, as amended, we license patent rights co- owned by Moffitt and University of South Florida relating to ADCs for immunotherapy and Delta receptor targeted agents for molecular imaging and immunotherapy of lung cancer. TuHURA is a party to a second Exclusive License Agreement entered into in April 2021 under which, as amended, we license Moffitt’s interest in certain patent rights relating to the applicability of TuHURA’s Delta receptor technology to the tumor microenvironment (these patent rights are co-owned by Moffitt and us). TuHURA is a party to a September 2022 Restated and Amended Exclusive

License Agreement with WVURC pursuant to which TuHURA licenses from WVURC certain patent rights (including WVURC’s rights under one patent that is jointly owned by WVURC and the company) relating to Delta receptor targeted agents for molecular imaging and cancer immunotherapy. These license agreements were originally entered into with Moffitt and WVURC by TuHURA Biopharma which assigned its interest under the agreements to TuHURA as a part of the acquisition of certain TuHURA Biopharma assets in January 2023. The following are summaries of the material terms of these license agreements:

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

The following is a summary of the patent rights licensed from Moffitt Cancer Center and WVURC:

Patents Under License Agreement with West Virginia University Research Corporation PCT/US2022/070893 (filed 3/1/2022) – “A Delta-Opioid Receptor Targeted Agent for Molecular Imaging and Immunotherapy of Cancer”

Applicant: West Virginia University Board of Governors on behalf of West Virginia University

Summary: Relates to molecular conjugates of anticancer compounds and imaging agents and methods of use as a cancer therapy comprising an antagonist of a cell surface opioid receptor such as a delta opioid receptor (DOR), specific to a target cell, an imaging agent, and an immune modulatory molecule, such as a T cell modulator, conjugated to the DOR antagonist.

Earliest Expected Expiration Date: 3/1/2042

Country	App. No.	Filing Date	Grant Date	Patent No.	Status
AU	2022229527	8/23/2023			Pending
CA	3209499	8/23/2023			Pending
CN	202280018635.7	10/8/2023			Pending
HK	62024085712.3	1/19/2024			Pending
EPO	22764254.3	9/28/2023			Pending
IN	202317063261	9/20/2023			Pending
JP	2023-553656	8/31/2023			Pending
KR	10-2023-7033553	9/27/2023			Pending
US	18/548724	9/1/2023			Pending

PCT/US2022/070894 (filed 3/1/2022) – “A Delta-Opioid Receptor Targeted Agent for

Molecular Imaging and Immunotherapy of Cancer”

Applicants: West Virginia University Board of Governors on behalf of West Virginia University and TuHURA Biopharma Inc.

Summary: Relates to molecular conjugates of anticancer compounds and imaging agents and methods of use as a cancer therapy comprising an antagonist of a cell surface opioid receptor such as a DOR or agents that are kinase inhibitors or JAK/STAT3 inhibitors, specific to a target cell, an imaging agent, and an immune modulatory molecule, such as a T cell modulator, conjugated to the DOR antagonist or kinase inhibitors or JAK/STAT3 inhibitors.

Earliest Expected Expiration Date: 3/1/2042

Country	App. No.	Filing Date	Grant Date	Patent No.	Status
AU	2022231182	8/23/2023			Pending
CA	3210556	8/31/2023			Pending
CN	202280018634.2	10/20/2023			Pending
EPO	22764255.0	9/28/2023			Pending
IN	202317062268	9/15/2023			Pending
JP	2023-553657	8/31/2023			Pending
KR	10-2023-7033611	9/27/2023			Pending
US	18/548729	9/1/2023			Pending

Patents Under License Agreements with H. Lee Moffitt Cancer Center

PCT/US2017/030962 (filed 5/4/2017) – “A Delta-Opioid Receptor Targeted Agent for Molecular Imaging and Immunotherapy of Cancer”

Applicants: University of South Florida and the H. Lee Moffitt Cancer Center

Summary: Relates to compounds comprising at least one delta-opioid receptor ligand, such as Dmt-Tic, conjugated to an anti-PDl checkpoint inhibitor antibody and Dmt-Tic-antibody conjugates and methods of use thereof to treat cancer.

Earliest Expected Expiration Date: 5/4/2037

Country	App. No.	Filing Date	Grant Date	Patent No.	Status
US	16/098906	11/5/2018	10/1/2019	10426843	Granted
US	16/587720	9/30/2019			Abandoned
US	17/830781	6/2/2022	1/7/2025	12186404	Granted
US	19/011258	1/6/2025			Pending

PCT/US2015/038057 (filed 6/26/2015) – “Conjugates for Immunotherapy”

Applicants: University of South Florida and the H. Lee Moffitt Cancer Center

Summary: Relates to molecular conjugates comprising agonists of cell surface receptors specific to a target cell, such as DOR agonists, and an immune effector, such as a T cell modulator, compositions comprising the same and methods of treating a disease, such as cancer, by administering the molecular conjugates.

Earliest Expected Expiration Date: 6/26/2035

Country	App. No.	Filing Date	Grant Date	Patent No.	Status
US	15/321316	12/22/2016	10/22/2019	10449227	Granted
US	16/659207	10/21/2019			Abandoned
US	17/889456	8/17/2022			Abandoned
US	18/130049	4/3/2023			Pending

PCT/US2021/022464 (filed 3/16/2021) – “Delta opioid receptor antagonists reprogram immunosuppressive microenvironment to boost immunotherapy”

Applicants: H. Lee Moffitt Cancer Center

Summary: Relates to (a) methods of stimulating endogenous T cells, increasing the efficacy of adoptive immunotherapy, or reprogramming immunosuppressive tumor microenvironments, immunosuppressive myelopoiesis, or myeloid-derived suppressor cells by administering a DOR antagonist; (b) combination immunotherapies comprising an adoptive immunotherapy or an immune system activator and a DOR antagonist and methods of using the same to treat cancer; (c) methods of treating autoimmune disease or microbial infection by administering a DOR agonist, optionally with an immunosuppressor; and (d) combination therapies comprising a DOR agonist and an immunosuppressor.

Earliest Expected Expiration Date: 3/16/2041

Country App. No. Filing Date Grant Date Patent No. Status

US 17/912300 9/16/2022 Pending

Employees and Human Capital Resources

As of December 31, 2025, we had 22 full-time employees and no part-time employees. Of these employees, 18 were engaged in research and development activities. The majority of our employees are based in Tampa, Florida. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

TuHURA's human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Facilities

TuHURA's principal office is located in Tampa, Florida. TuHURA currently leases approximately 12,199 square feet of office and laboratory space under a lease that is due to expire in March 2028. TuHURA believes that such office and laboratory space will be sufficient for TuHURA’s planned operations for the foreseeable future.

Government Regulation and Product Approval

Therapeutic products are subject to rigorous regulation by the FDA and other governmental agency regulations in the United States and in foreign countries. Noncompliance with applicable requirements can result in import detentions, fines, civil monetary penalties, injunctions, suspensions or losses of regulatory approvals or licenses, recall or seizure of products, operating restrictions, denial of export applications, governmental prohibitions on entering into supply contracts, and criminal penalties and prosecution. Failure to obtain regulatory approvals or the restriction, suspension or revocation of regulatory approvals or licenses, as well as any other failure to comply with regulatory requirements, would have a material adverse effect on our business, financial condition and results of operations. In connection with seeking therapeutic approval, we will have to comply with the many regulations and requirements associated with the conduct of preclinical and clinical trials, the FDA application process, FDA manufacturing requirements for investigational products, and testing. Upon approval of a New Drug Application (NDA), Biologics License Application (NDA/BLA), and similar approvals in other jurisdictions, there will be additional regulations that must be complied with, including regulations relating to the packaging, distribution, labelling, marketing and claims of our potential products. These later regulations are not only found in federal regulation but many states and, of course, foreign countries.

The U.S. FDA Process

The FDA regulates the clinical trials and design of therapeutics to ensure that medical products distributed in the United States are safe and effective for their intended uses. The application process for a new therapeutic is highly regulated.

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation by relevant authorities, including the FDA. Our potential products will be regulated as combination products, depending on the product composition and mechanism of action, or biologics. With this classification, commercial production of its potential products will need to occur in registered and licensed facilities in compliance with current good manufacturing practices (cGMP) established by the FDA.. The FDA categorizes human cell- or tissue-based products as either minimally manipulated, homologous use, combination with other articles, or systemic effect and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA for marketing authorization.

Government authorities in the United States (at the federal, state and local levels) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of pharmaceutical and/or biopharmaceutical products such as those we are developing. Our candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in a foreign country. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Product Development Process

In the United States, the FDA regulates pharmaceutical and/or biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and their respective implementing regulations. Products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a pharmaceutical and/or biological products may be marketed in the United States generally involves the following:

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
•
submission to the FDA of an NDA/NDA/BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical and/or biological products is produced to assess compliance with cGMP to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current Good Tissue Practices, or cGTPs, for the use of human cellular and tissue products;
•
potential FDA audit of the trial and clinical trial sites that generated the data in support of the NDA/NDA/BLA; and
•
FDA review and approval, or licensure, of the NDA/NDA/BLA.

Preclinical studies

Before testing any pharmaceutical and/or biological products candidate, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as non-clinical studies, include laboratory evaluations (product chemistry, toxicity and formulation), as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted (i.e., long term toxicology or additional studies can run in parallel). An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin.

Human clinical trials in support of a BLA

Clinical trials involve the administration of the pharmaceutical and/or biological products candidate to human research subjects under the supervision of qualified investigators, generally licensed physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection, inclusion and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. An IND becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a pharmaceutical and/or biological products/candidate at any time before or during a clinical trial due to safety concerns or non-compliance. If the FDA imposes a clinical hold, the trial may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research participants provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent form that must be signed by each clinical trial subject or the participant’s legal representative and must monitor the clinical trial until completed. For certain clinical trials involving gener therapy or recombinant DNA, they also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on the ClinicalTrials.gov data registry. Information related to the investigational product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed for one year, with possible extensions in some cases for up to two years after the date of completion of the trial.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
phase 1. The investigational product candidate is initially introduced into human subjects to test for safety, dosage tolerance, absorption, metabolism, distribution and excretion. The initial human testing is often conducted in patients, rather than in healthy volunteers, in the case of products for severe or life-threatening diseases.
•
phase 2. The product is evaluated in a limited patient population to identify possible safety risks (adverse effects), optimize dosing and preliminarily evaluate the efficacy of the product for specific targeted diseases.
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

Postmarketing Requirements (PMRs) and Postmarking Commitments (PMCs), sometimes referred to as phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. In certain instances, the FDA may mandate the performance of phase 4 clinical trials as a condition of approval of a BLA.

Progress reports detailing the results of the clinical trial must be submitted at least annually to the FDA and more frequently if serious adverse events, or SAEs, occur. The FDA or the trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research participants are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol, GCP, or other IRB requirements, or if the investigational product has been associated with unexpected serious harm to patients. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor known as the data safety monitoring board or committee. This group provides recommend continuation, modification, or termination for whether a trial may move forward at designated checkpoints.

During the development of a new pharmaceutical and/or biological products, sponsors have the opportunity to meet with the FDA at certain points, including prior to submission of an IND, at the end of phase 2, and before submission of a NDA/NDA/BLA. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide guidance, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the end of phase 2 meeting to discuss their phase 2 clinical results with the agency and to present their plans for the pivotal phase 3 studies that they believe will support approval of the new drug or biological product.

Human immunotherapy products are rapidly evolving category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the clinical trial period, the number of participants the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval.

Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the pharmaceutical and/or biological products as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the final product does not undergo unacceptable deterioration over its retest date or shelf life.

U.S. Review and Approval Processes

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, and controls (CMC) are submitted to the FDA as part of an NDA/NDA/BLA requesting approval to market the product for one or more indications. An NDA/NDA/BLA must contain proof of the product candidate’s safety, purity, potency and potency (efficacy) for its proposed indication or indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the NDA/NDA/BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, as amended, or PDUFA, each NDA/NDA/BLA must be accompanied by a significant user fee, and the sponsor of an approved NDA/NDA/BLA is also subject to an annual program fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDA/NDA/BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

According to the goals and policies for original NDA/NDA/BLAs agreed to by the FDA under PDUFA, the FDA has ten months (Standard timeframe) from the accepted filing date to complete an initial review of the application and respond to the applicant, and six months from the filing date for an application with priority review. For all NDA/NDA/BLAs, the ten and six-month time periods run from the filing date; for most other original applications, the ten and six-month time periods run from the submission date. Despite these review goals, it is not uncommon for FDA review of a NDA/NDA/BLA to extend beyond the goal date.

Within 60 days following submission of the application, the FDA reviews an NDA/BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may Refuse-to-File (RTF) any NDA/NDA/BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA/NDA/BLA must be resubmitted with the additional information. The resubmitted application is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA/NDA/BLA. The FDA reviews the NDA/NDA/BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The review process may be extended by the FDA for three additional months for major amendments or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

The FDA may refer applications for novel products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making final decisions on approval. The FDA may independently analyze or validate submitted data, which could result in extensive discussions between the FDA and the applicant during the review process. The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug or biological product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the NDA/BLA must submit a proposed REMS. The FDA NDA/NDA/BLA approval is contingent on agreeing to REMS, if required.

Before approving an NDA/NDA/BLA, the FDA will typically conduct a pre-approval inspection of the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are compliant with cGMP requirements and adequate to assure consistent production of the product within required specifications. For immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with the cGTPs, to the extent applicable. These are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products (HCT/Ps), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the cGTP requirements is to ensure that cellular tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. Additionally, before approving an NDA/NDA/BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP, cGTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA/NDA/BLA or supplement to a NDA/NDA/BLA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. A sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration is required to submit an initial Pediatric Study Plan, or iPSP, within sixty days of an end-of-phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the phase 3 or phase 2/3 clinical trial. The iPSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the iPSP. A sponsor can submit amendments to an agreed upon iPSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials or other clinical development programs. Unless otherwise required by regulation, the PREA does not apply to any product for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA/BLA does not satisfy its regulatory criteria for approval and deny approval or may require additional clinical or other data and information. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. Based on the FDA’s evaluation of the NDA/BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue either an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may choose to either resubmit the NDA/BLA addressing all the deficiencies identified in the letter, or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA/BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, Breakthrough Therapy Designation, priority review designation, and regenerative medicine advanced therapy designation.

To be eligible for a fast-track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the NDA/BLA for a fast-track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections and the sponsor pays any required user fees upon submission of the first section of the NDA or NDA/BLA. In addition, fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging from the clinical trial process.

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

Next, the FDA may designate a product for priority review if it is a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an original NDA/BLA from the date of filing.

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

Accelerated Approval Pathway

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval from the FDA and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug or biologic when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures. Drugs and biologics granted accelerated approval are subject to the same statutory standards, but approval is based on surrogate endpoints reasonably likely to predict benefit.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA experience is evolving with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than

200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA/BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use will be disclosed publicly by the FDA; the posting will also indicate whether the drug or biologic is no longer designated as an orphan drug. More than one product candidate may receive an orphan drug designation for the same indication. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

In addition, the FDA will not recognize orphan drug exclusivity if a sponsor fails to demonstrate upon approval that the product is clinically superior to a previously approved product for the same orphan condition, regardless of whether or not the approved product was designated an orphan drug or had orphan drug exclusivity.

Patent Term Restoration

Depending upon the timing, duration and specifics of FDA approval of our biological products, some of our US patents may be eligible for limited patent term extension. These patent term extensions permit a patent restoration term of up to five years as compensation for any patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The Patent Term Extension (PTE) period is generally one-half the time between the effective date of an IND, and the submission date of a NDA/BLA, plus the time between the submission date of a NDA/BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension, and the extension must be filed within 60 days of FDA approval. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

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

Post-Approval Requirements

Any potential products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as off-label use), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label uses, if the physicians deem to be appropriate in their professional medical judgment, it is FDA’s position that manufacturers cannot market or promote off-label uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including liability under federal fraud and abuse and civil and criminal false claims laws. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA/BLA or a supplement, which may require the applicant to develop additional data or conduct additional preclinical studies and clinical trials. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the quality and long-term stability of the product. We expect to rely on third parties to produce clinical and commercial quantities of our potential products in accordance with cGMP regulations. However, the sponsor remains legally responsible for product quality and cGMP compliance. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities before any product is approved and our commercial products can be manufactured. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to risk-based, periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract development and manufacturing organizations, or CDMOs, that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA/BLA, including, among other things, voluntary recall and regulatory sanctions as described below.

Once approval of a product is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters or other enforcement-related letters or clinical holds on post-marking (Phase 4) studies;
•
refusal of the FDA to approve pending NDA/BLAs or supplements to approved NDA/BLAs, or suspension or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
injunctions or the imposition of civil or criminal penalties; and
•
consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

In addition, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products depending on classification and product type. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that has been extended by a stabilization period extending enforcement discretion to November 2024. In the Fall of 2024, the FDA granted additional flexibility into 2025 based on the type of activities being performed. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of our product candidate to currently available therapies (so called health technology assessment, or HTA) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Other EU Member States allow companies to fix their own prices for drug products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

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

•
The Physician Payments Sunshine Act (42 USC 1320a-7h) as known as “Open Payments” is a national disclosure program created by the Affordable Care Act, or ACA, that increases transparency into financial relationships between the health care industry (such as medical device manufacturers and pharmaceutical companies) and physicians or teaching hospitals. Drug, device, biological, and medical supply manufacturers, and group purchasing organizations are required to report payments or other transfers of value they make to physicians or teaching hospitals, as well as ownership or investment interests that a physician or his or her family members have in those entities. The Centers for Medicare & Medicaid Services, or CMS, collects data annually, and makes it publicly available and searchable online at openpaymentsdata.cms.gov. Applicable manufacturers are also required to report information related to payments and other transfers of value provided in the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives. Individual states have their own “sunshine act reporting laws” which vary from state to state;
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

Facilities

Our principal office is located in Tampa, Florida. We currently lease approximately 12,199 square feet of office and laboratory space under a lease that is due to expire in March 2028. We believe that such office and laboratory space will be sufficient for our planned operations for the foreseeable future.

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

Information About Our Executive Officers and Directors

The following table sets forth the persons who serve as our executive officers and directors, and their ages as of March 31, 2026:

Name	Age	Position(s)
Executive Officers
James Bianco, M.D.	69	Chief Executive Officer and Director
Dan Dearborn	59	Chief Financial Officer
Non-Employee Directors
James Manuso, Ph.D., MBA	77	Director and Chairman of the Board
Alan List, M.D.	71	Director
George Ng	52	Director
Robert E. Hoffman	60	Director
Craig Tendler, M.D.	67	Director

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

Information regarding the backgrounds of our directors is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the Fiscal Year covered by this Annual Report.

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
•
Our shares of common stock could be delisted from Nasdaq Capital Market.

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

We have incurred significant losses since inception and expects to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future.

We are not profitable and has incurred significant losses in each period since its inception, including net losses of $30.1 million for the year ended December 31, 2025, and $21.7 million for the year ended December 31, 2024. To date, we have financed our operations primarily through registered direct offerings, private placements of our common and preferred stock, and convertible notes. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seeks regulatory approvals for our product candidates, scales-up manufacturing capabilities and hires additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

Our recurring losses from operations and financial condition raise substantial doubt about our ability to continue as a going concern. In our financial statements for the years ended December 31, 2025 and 2024, we concluded that our recurring losses from operations and need for additional financing to fund future operations raise substantial doubt about our ability to continue as a going concern. Similarly, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2025 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors and other financing sources may be unwilling to provide additional funding to it on commercially reasonable terms, if at all.

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

Our operations have required substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates, particularly as we advance the development of our product candidates, including our lead product candidate Ifx-Hu2.0 as a potential treatment for patients with melanoma, bladder and cervical cancers and TBS-2025, our VISTA inhibiting antibody. If we obtain orphan drug designation and marketing approval for Ifx-Hu2.0 or any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

As of December 31, 2025, we had cash and cash equivalents of $3.6 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, together with the $7.0 million received in the first quarter from the December 2025 registered direct offering, should be sufficient to fund our operations through early third quarter of 2026. This estimate is based on assumptions that may prove to be materially wrong, and we could use our available capital resources sooner than we currently expect because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to pursue additional indications or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Our ability to raise additional funding will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. In addition, our ability to obtain future funding when needed through equity financings, debt financings or strategic collaborations may be particularly challenging in light of the uncertainties and circumstances resulting from the ongoing military conflict between Russian and Ukraine, the ongoing conflict between Israel and Hamas, as well as the recent United States and Israeli air-based military campaigns in Iran, and the global impacts of such conflicts. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourself.

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

Our immuno-oncology product candidates are based on novel technologies that target the tumor microenvironment (“TME”), which makes it difficult to predict the results, timing and cost of product candidate development and likelihood of obtaining regulatory approval.

Our TBS-2025, acquired in the acquisition of Kineta in June 2025, target the TME which is highly immunosuppressive. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of our platform technologies may not ever result in marketable products.

In addition, the clinical trial requirements of the FDA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be less predictable, more expensive and longer than for other, better known or extensively studied pharmaceutical or other product candidates.

The immuno-oncology industry is also rapidly developing, and our competitors may introduce new technologies improving the immune response to cancer that render our technologies obsolete or less attractive. New technology could emerge at any point in the development cycle of our product candidates.

If our clinical trials with our immune-oncology product TBS-2025 do not show any functionality in the TME, our development plans, financial position, results of operations and prospects may be materially adversely affected.

While we plan to develop product candidates for use in solid tumors, our immuno-oncology product candidate may not show any functionality in the TME. The cellular environment in which solid tumor cells thrive is generally hostile to T cells due to factors such as the presence of immunosuppressive cells, humoral factors and limited access to nutrients. Our product candidates may not be able to access the solid tumor, and even if they do, they may not be able to exert anti- tumor effects in a hostile TME. In addition, the safety profile of our product candidates may differ in a solid tumor setting. As a result, our product candidate may not demonstrate efficacy in solid tumors. If we are unable to make its immuno-oncology product candidate function in tumors, our development plans, financial position, results of operations and prospects may be materially adversely affected.

Our near-term ability to generate product revenue is dependent on the success of one or more of our product candidates, each of which are at an early stage of development and will require significant additional clinical testing before we can seek regulatory approval and begin commercial sales.

Our near-term ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our product candidates. IFx-2.0 and TBS-2025 are in late and early stages, respectively, of development and will require additional clinical and nonclinical development, regulatory review, and approval in each jurisdiction in which we intend to market the products, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety, purity, and potency of the product candidates in humans. We cannot be certain that any of our product candidates will be successful in clinical trials and they may not receive regulatory approval even if they are successful in clinical trials.

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

If we are unable to address one or more of these factors in a timely manner or at all, we could experience significant delays in the successful commercialization of, or an inability to successfully commercialize, our product candidates, which would materially harm our business. If we do not receive regulatory approvals for one or more of our product candidates, we may not be able to continue our operations. Even if we successfully obtains regulatory approvals to manufacture and market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which it gains regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

The FDA standard for regular approval of a biologic generally requires two well-controlled Phase 3 studies or one large and robust, well-controlled Phase 3 study in the patient population being studied that provides substantial evidence that a biologic is safe and effective for its proposed indication. Phase 3 clinical trials typically involve hundreds of patients, have significant costs, and take years to complete. Product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. Recently, we entered into the SPA agreement with the FDA for a single Phase 3 randomized placebo and injection controlled trial for IFx-2.0. We initiated the Phase 3 trial in June 2025. If our efforts to obtain approval for IFx-2.0 or any other product candidate is not successful, then we may be required to conduct additional clinical trials beyond those it contemplates, which would likely result in a longer time period to potential approval and commercialization of such product candidate (if approved) and would likely increase the cost of development of such product candidate, all of which could harm the company’s competitive position in the marketplace and shorten the remaining term of applicable patent coverage after product approval.

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

Any agreements governing our relationships with CROs or other contractors with whom we currently engage or may engage in the future may provide those outside contractors with certain rights to terminate a clinical trial under specified circumstances. If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

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

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are, and will remain, subject to extensive regulation by the FDA in the United States and by the respective regulatory authorities in other countries where regulations differ. We are not permitted to market our biological product candidates in the United States until we receive the respective approval of a BLA from the FDA, or in any foreign countries until we receive the requisite approval from the respective regulatory authorities in such countries. The time required to obtain approval, if any, by the FDA, EMA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials, if approval is obtained at all, and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the type, complexity and novelty of the product candidates involved. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional nonclinical studies or clinical trials. We have limited experience in planning and conducting the clinical trials required for marketing approvals, and we have and expect to continue to rely on third-party CROs to assist us in this process. Obtaining marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing, processing, and packaging facilities by the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us obtaining marketing approval or prevent or limit commercial use, or there may be deficiencies in cGMP compliance by us or by our CMOs that could result in the candidate not being approved. Moreover, we have not obtained regulatory approval for any drug candidate in any jurisdiction and it is possible that none of our existing drug candidates or any drug candidates we may seek to develop in the future will ever obtain regulatory approval.

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

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

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

If we are unable or decide not to establish internal sales, marketing and commercial distribution capabilities for any or all products we develop, it will likely pursue collaborative arrangements regarding the sales and marketing of our products. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties, and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist it with the sales and marketing efforts of our product candidates.

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

If us, our CROs or our CMOs use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by us or third parties, such as CROs and CMOs. Us and such third parties are subject to federal, state, and local laws and regulations in the United States governing the use, manufacture, storage, handling, and disposal of medical and hazardous materials. Although we believe that our and such third parties’ procedures for using, handling, storing, and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state, or federal authorities may curtail the use of these materials and interrupt its business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed its resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm its business, prospects, financial condition, or results of operations.

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

Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidance or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package entered stakeholder negotiations in mid-2025, with any agreement to be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Future government shutdowns or slowdowns could also result in delays in our interactions with the SEC and other government agencies, which could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

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

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management and employees.

We may face competition from biosimilars, which may have a material adverse impact on the future commercial prospects of our product candidates.

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars. The Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. While certain biosimilar products have been approved by the FDA for use in the United States, none of these have been cell therapy products and none have been interchangeable biosimilars. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidance is expected to be finalized by the FDA in the near term.

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

Risks Related to Our Common Stock

Our shares of common stock could be delisted from the Nasdaq Capital Market.

Nasdaq’s listing standards provide that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. On January 29, 2026, we received a Notification Letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market, due to the bid price of the Company’s common stock closing below the minimum $1 per share for the 30 consecutive business days prior to the date of the Notification Letter. In accordance with listing rules, we were afforded 180 days, or until July 28, 2026, to regain compliance. On February 26, 2026, Nasdaq informed us that we regained compliance with the minimum bid price requirement.

Although we have regained compliance with the Nasdaq minimum bid price requirement, there is no guarantee that we will remain in compliance with such listing requirements or other listing requirements in the future. Any failure to maintain compliance with continued listing requirements of the Nasdaq Capital Market could result in delisting of our common stock from the Nasdaq

Capital Market and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing

The market price of our common stock is expected to be volatile, and the market price of the common stock may drop.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 5,000,000 shares of our preferred stock without further stockholder approval. As a result, the board of directors could authorize the issuance of additional series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock, or that is convertible into common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

Our bylaws designate a state court located in the State of Nevada and, to the extent enforceable, the U.S. federal district courts in Nevada as the exclusive forums for substantially all disputes between us and our stockholders, which will restrict the ability of stockholders to choose the judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of ours to us or our stockholders, (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of Chapter 78 or Chapter 92A of the NRS or our articles of incorporation or bylaws, or (iv) any action asserting a claim against us or any director or officer or other employee of ours governed by the internal affairs doctrine shall be a state court located within the State of Nevada (or, if no state court located within the State of Nevada has jurisdiction, the federal district court for the District of Nevada). Nothing in the our articles of incorporation or bylaws, would preclude stockholders that assert claims under the Exchange Act from bringing such claims in federal court to the extent the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Nevada statutes expressly authorize forum selection provisions in bylaws and charters.

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

The Company leases approximately 12,199 square feet of office and laboratory space in Tampa, Florida under a lease that is due to expire in March 2028. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. As of the date of this Annual Report, we are not party to any material legal matters or claims other than the following:

On December 12, 2025, we filed an action filed in the Delaware Court of Chancery styled TuHURA Biosciences, Inc. v. VGXI, Inc. and GeneOne Life Sciences, Inc., C.A. No. 2025-1447-NAC (the “Action”). This is an action for breach of contract concerning the defendants’ alleged failures to produce GMP-grade plasmid DNA on a timeline that would enable us to fulfill our obligations to the FDA for our clinical trial for its Merkel cell carcinoma treatment and the defendants’ alleged fraud in inducing us to enter the contract and subsequently refrain from exercising our rights to terminate the contract and seek cover. The case is in its early stages and discovery has not yet commenced. The complaint was filed on December 12, 2025, and we are waiting for defendants’ response to the complaint. We intend to vigorously pursue our claims against the defendants while remaining open to engaging in reasonable and productive settlement discussions.

Item 4. Mine Safety Disclosure.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “HURA.”

Stockholders

As of March 31, 2026, there were approximately 883 registered holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

In this section, we discuss our financial condition, changes in financial condition and results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. A discussion of our financial condition, changes in financial condition and results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2024 which was filed with the SEC on March 31, 2025 and is available on the SEC’s website at www.sec.gov as well as our website at ir.tuhurabio.com. References to “we”, “our” and “the Company” refers to Legacy TuHURA for periods prior to the closing of the Kintara Merger, and to TuHURA Biosciences, Inc. (formerly Kintara Therapeutics, Inc.) for all other periods, as the context requires.

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

To date, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, identifying and developing product candidates, enhancing our intellectual property portfolio, undertaking research, conducting preclinical studies and clinical trials, and securing manufacturing for our development programs. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the issuance of capital stock, warrants and convertible notes.

We are not profitable and has incurred significant operating losses in each period since our inception, including net losses of $30.1 million for the year ended December 31, 2025, and $21.7 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $141.2 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and the expenditures related to other research and development activities. We expect to continue to incur operating losses. We anticipate these losses will increase substantially as it advances our product candidates through preclinical and clinical development, develops additional product candidates and seeks regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtains regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates.

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

As of December 31, 2025, we had cash and cash equivalents of $3.6 million. See “ — Liquidity and Capital Resources” below.

Recent Developments

ATM Offering

On November 3, 2025, the Company and H.C. Wainwright & Co., LLC (“Wainwright”) entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with respect to an at-the-market offering program under which the Company may sell shares of its common stock having an aggregate offering price of up to $50,000,000 through Wainwright as its sales agent. As of the date of this Annual Report, we have not sold any shares of common stock through the program.

December 2025 Registered Direct Offering

On December 9, 2025, TuHURA Biosciences, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (collectively, the “Purchasers”). The Purchase Agreement relates to the sale and issuance in a registered direct offering (such sale and issuance, the “Offering”), by the Company of an aggregate of: (i) 9,462,423 shares of the Company’s common stock, (ii) Series A common stock purchase warrants to purchase up to 9,462,423 shares of common stock (the “Series A Warrants”), and (iii) Series B common stock purchase warrants to purchase up to 9,462,423 shares of common stock (the “Series B Warrants”, and together with the Series A Warrants, the “Common Warrants”).The offering price for each share of common stock and accompanying Series A Warrant and Series B Warrant was $1.65. Each Common Warrant has an exercise price of $1.95 per share and is exercisable beginning six months after the date of issuance.

On the same date, the Company and K&V Investment One LLC (“K&V”), a Purchaser in the Offering, entered into a side letter to the Purchase Agreement (the “Side Letter”), whereby the Company and K&V agreed that, for purposes of K&V’s funding requirements under the Purchase Agreement, K&V shall fund (i) with respect to $5 million of K&V’s subscription amount, at a date chosen by K&V that is no later than January 30, 2026 (the “Second Closing”), and (ii) with respect to $2 million of K&V’s subscription amount, at a date chosen by K&V that is no later than February 27, 2026 (the “Third Closing”). The Company will issue to K&V the shares of common stock and Warrants purchased at each of the Second Closing and Third Closing following receipt of consideration thereof, with such issued Warrants exercisable six months following the date of the Second Closing and the date of the Third Closing, respectively, and expiring on the same date as the Warrants issued to the other Purchasers on December 10, 2025, the first closing date (the “First Closing”).

Pursuant to the terms of the Purchase Agreement and the Side Letter, the closing of the Offering occurred in three tranches. At the First Closing, the Company issued an aggregate of 5,219,999 Shares, Series A Warrants to purchase up to an aggregate of 5,219,999 shares of common stock and Series B Warrants to purchase up to an aggregate of 5,219,999 shares of common stock. At the Second Closing, the Company issued to K&V an aggregate of 3,030,303 Shares, Series A Warrants to purchase up to an aggregate of 3,030,303 shares of common stock and Series B Warrants to purchase up to an aggregate of 3,030,303 shares of common stock. At the Third Closing, the Company issued to K&V an aggregate of 1,212,121 Shares, Series A Warrants to purchase up to an aggregate of 1,212,121 shares of common stock and Series B Warrants to purchase up to an aggregate of 1,212,121 shares of common stock. The Series A Warrants will expire five and one-half years from the date of the First Closing and the Series B warrants will expire twenty-four months from the date of the First Closing.

The Offering resulted in gross proceeds to the Company of approximately $8.6 million from the First Closing, approximately $5.0 million from the Second Closing and approximately $2.0 million from the Third Closing, before deducting the placement agents’ fees and other offering expenses payable by the Company.

June 2025 Private Placement

On June 2, 2025, the Company and certain accredited investors (the “Private Placement Purchasers”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to issue to the Private Placement Purchasers, in a private placement (the “Private Placement”), an aggregate of 4,759,309 shares of common stock together with warrants to purchase an equal number of shares of common stock at an exercise price of $3.3125 (the “Private Placement Warrants”), for an aggregate gross offering amount of approximately $12.6 million. The combined effective offering price for each share and accompanying Private Placement Warrant in the Private Placement was $2.65. The Private Placement Warrants have an exercise price per share equal to $3.3125 and will expire on December 31, 2030. The exercise price of the Private Placement Warrants is subject to proportional adjustment for stock splits, reverse stock splits, and similar transactions.

Pursuant to the Securities Purchase Agreement, each Private Placement Purchaser was obligated to purchase such Private Placement Purchaser’s respective investment in the Private Placement in four equal tranches, as follows:

•
$2.23 million was purchased on June 2, 2025 (the “Initial Closing”);
•
$2.23 million was purchased on June 9, 2025, following the Company's notification to the Private Placement Purchasers that the Food and Drug Administration (FDA) notified the Company that the Company is no longer subject to the partial clinical hold set forth in the FDA's Partial Clinical Hold letter to the Company dated January 24, 2024, with respect to the Company's planned Phase 3 trial of IFx-2.0;
•
$2.23 million was purchased on June 24, 2025, following the Company's notification to the Private Placement Purchasers that the Phase 3 trial for IFX-Hu2.0 had been initiated; and
•
$2.23 million was purchased on June 30, 2025, following the Company's notification to the Private Placement Purchasers that all material conditions for the closing of the Company's merger transaction with Kineta had been satisfied (other than conditions that could not be satisfied until on or immediately before the closing of the Kineta Merger) and that the Company was prepared to close the Kineta Merger.

In addition to the approximately $8.9 million that was purchased in four equal tranches pursuant to the foregoing milestones, the remaining $3.7 million in the Private Placement (the “Final Tranche Offering Amount”) was required to be purchased and funded by December 31, 2025 by certain Private Placement Purchasers who agreed to invest an aggregate of $4.0 million or more in the Private Placement and who elected to defer the purchase of a portion of such Private Placement Purchaser’s common stock and Private Placement Warrants until such time (the “Deferral Investors”).

On September 5, 2025, each of Deferral Investors and the Company entered into an agreement (the “Final Purchase Agreements”) pursuant to which they agreed to immediately purchase an aggregate of $3.2 million of the Final Tranche Offering Amount in exchange for the Company’s agreement, set forth in a Warrant Amendment Agreement between the Company and each Deferral Investor (the “Warrant Amendment Agreements”), to extend the expiration dates of certain warrants to purchase an aggregate of 1.5 million shares of Company common stock that were issued by the Company’s predecessor in a 2024 private placement of convertible notes (the “2024 Warrants”). An aggregate of $0.5 million remained outstanding in the Final Tranche Offering Amount and was purchased on December 31, 2025. Under the Warrant Amendment Agreements, the expiration dates of the 2024 Warrants was extended to December 31, 2030. The modification of the 2024 Warrants was related to the Private Placement and the incremental fair value relating to the modification has no net equity effect.

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

Upon completion of the Kineta Merger, pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each share of Kineta common stock, par value $0.001 per share (each, a “Kineta Share”), issued and outstanding immediately prior to the First Merger, was converted into the right to receive 0.185298 shares of the Company’s common stock for an aggregate of approximately 2,868,169 shares of Company common stock. Also pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each Kineta Share received its pro rata portion of approximately 1,129,880 shares of Company common stock in December 2025, in accordance with the terms of the TuHURA-Kineta Merger Agreement. In addition, each Kineta Share is entitled to the right to its pro rata share of cash consideration received by Kineta pursuant to disposed asset payments related to legacy Kineta assets. Such payments, if any, will be made at a later date and in accordance with the terms of the TuHURA-Kineta Merger Agreement. In each case, in lieu of the issuance of any fractional shares of Company common stock, we will pay an amount equal to the product of (A) such fractional share and (B) $5.7528. As of the date of this Annual Report, all 1,129,880 shares of common stock were issued to the Kineta shareholders and no cash consideration has been received.

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

Also at the closing of the Kintara Merger, Kintara entered into a Contingent Value Rights Agreement with the Rights Agent (as defined in the Kintara Merger Agreement), pursuant to which holders of Kintara common stock and Kintara common stock warrants, in each case, as of the close of business on the business day immediately prior to the effective time of the Kintara Merger, received one contingent value right (a “CVR”) for each outstanding share of Kintara held by such stockholder (or, in the case of the warrants, each share of Kintara common stock for which such warrant is exercisable). Following the achievement of certain prescribed milestones, each CVR received in December 2025 its pro rata portion of 1,539,918 shares of TuHURA common stock.

Components of Our Results of Operations

Revenue

We did not generate any revenue and do not expect to generate any revenue from the sale of products in the near future.

Research and Development Expenses

To date, our research and development expenses have related primarily to the development of IFx-2.0, IFx-3.0 (which we are no longer advancing), TBS-2025, manufacturing, clinical studies, and other early pre-clinical activities related to our portfolio. Research and development expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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

Acquisition-related costs

Acquisition-related costs consist of expenses incurred to effect a business combination, including legal, advisory, accounting, and valuation fees and were expensed as incurred.

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

Other (Expense) Income

Other expense income (expense) consists of grant income from a NIH-funded research grant from Legacy Kintara REM-001, employee retention tax credit for companies affected by the COVID-19 pandemic, loss on settlements related to Kineta former employees separation payments, interest income on our cash and cash equivalents, interest expense on borrowings under our convertible note agreements and 2025 bridge loan, and non-cash changes in the fair value of our derivative liability associated with the make-whole premium on our convertible notes and holdback shares on the Kineta Merger.

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

Warrant Modification

Warrant modification represents an extension of the exercise period of common stock purchase warrants issued in connection with Legacy TuHURA Series A Preferred Stock for an additional six months, with a new expiry date of February 12, 2025. The warrant modification has been recorded as a direct increase in accumulated deficit.

Results of Operations

Comparisons for the Years Ended December 31, 2025, and December 31, 2024

	Year ended
	December 31,		Change
	2025	2024

Operating expenses:
Research and development	$20,532,670	$13,335,316	$7,197,354
Acquisition-related costs	3,679,618	440,340	3,239,278
General and administrative	7,583,651	3,873,836	3,709,815
Total operating expenses	31,795,939	17,649,492	14,146,447
Loss from operations	(31,795,939)	(17,649,492)	(14,146,447)
Other (expense) income
Employee retention tax credit	113,574	-	113,574
Grant income	713,508	57,627	655,881
Interest expense	(625,283)	(4,138,301)	3,513,018
Interest income	136,233	361,632	(225,399)
Change in fair value of derivative liability	-	(313,772)	313,772
Change in fair value of Kineta merger holdback shares	1,590,949	-	1,590,949
Loss on Kineta employee separation payments assumed from merger	(185,019)	-	(185,019)
Total other income (expense)	1,743,962	(4,032,814)	5,776,776
Net loss	$(30,051,977)	$(21,682,306)	$(8,369,671)
Series A Preferred cash dividend	(8,356)	(2,089)	(6,267)
Warrant modification	-	(965,177)	965,177
Net loss attributable to common shareholders	$(30,060,333)	$(22,649,572)	$(7,410,761)

Research and Development Expenses. The following table summarizes our research and development expenses by program for the periods presented.

	Year ended
	December 31,		Change
	2025	2024

Direct program costs:
IFx-2.0	$8,291,119	$7,286,318	$1,004,801
TBS-2025	622,796	-	622,796
Preclinical research costs	1,650,881	702,628	948,253
Indirect program costs:
Personnel and facilities related costs	9,967,874	5,346,370	4,621,504
Total research and development expenses	$20,532,670	$13,335,316	$7,197,354

Research and development expenses were $20.5 million and $13.3 million for the years ended December 31, 2025, and 2024, respectively. The increase of $7.2 million related to the following.

•
an increase of approximately $1.0 million due to ongoing clinical development of IFx-2.0;
•
an increase of approximately $0.6 million due to ongoing clinical development of TBS-2025;
•
an increase of approximately $0.9 million due to preclinical research of IFx-3.0, MDSCs and REM-001; and
•
an increase of approximately $4.6 million in facilities, salary and personnel related costs.

Acquisition-related costs. Acquisition related costs were $3.7.million and $0.4 million for the years ended December 31, 2025, and 2024, respectively, and represent costs incurred in relation to the Kineta Merger.

General and Administrative Expenses. General and administrative expenses were $7.4 million and $8.4 million for the years ended December 31, 2025, and 2024, respectively. The increase of $7.0 million was primarily due to increases in non-cash stock compensation expense, and costs associated with being a public company.

Employee Retention Tax Credit. The IRS provided a refundable tax credit for businesses that had employees that were affected during the COVID-19 pandemic. In October 2022, we applied for a credit under this program and we received a credit $0.1 million in 2025.

Grant Income. Grant income was $0.7 million and less than $0.1 million for the years ended December 31, 2025 and 2024, respectively. In October 2024, we assumed the Kintara Health and Human Services grant on REM-001 and received reimbursements for related expenses associated with the grant.

Interest Expense. From December 2023 to September 2024, as part of our private placement financing under which we offered and sold convertible promissory note (the “TuHURA Notes”), we issued convertible notes totaling $31,253,000. The convertible notes included interest at 20% per annum, accretion to maturity date, and amortization of debt discount. Upon the completion of the Kintara Merger, all principal and accrued and unpaid interest and make-whole amounts under the TuHURA Notes automatically converted into shares of our common stock at a conversion price $3.80 per share of our common stock. There was no cash paid for interest in the TuHURA Notes. In October 2024, we entered into a loan agreement with an accredited investor and shareholder for an aggregate principal amount of $3,000,000 incurring interest at 3%, lender warrants, and a loan fee of $180,000.

Interest Income. For the years ended December 31, 2025 and 2024, respectively, interest income was earned on deposits at various banks.

Change in Fair Value of Derivative Liability. For the year ended December 31, 2024, there was a loss of $0.3 million associated with the bifurcated embedded derivative liability related to the make-whole premium on the TuHURA Notes.

Change in Fair Value of Kineta Merger Holdback Shares. For the year ended December 31, 2025, there was a gain of $1.6 million associated with the Kineta Merger holdback shares due to a decrease in the share price in comparison to the date of the closing of the Kineta Merger.

Loss on Kineta Employee Separation Payments. In August 2025 we issued shares to former Kineta employees for separation payments assumed in the Kineta Merger resulting in a loss on settlement of $0.2 million.

Series A Preferred Cash Dividend – The holder of our the Series A Preferred Stock received dividends payable quarterly in arrears, at an annual rate of 3% of the Series A Stated Value.

Deemed Dividend on Warrant Modifications – For the year ended December 31, 2024, there was a $1.0 million deemed dividend due to extending the exercise period on certain of our warrants for an additional six months.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and we anticipate that we will continue to incur net losses for the foreseeable future. We incurred net losses of $30.1 million and $21.7 million for the years ended December 31, 2025 and 2024, respectively, and used $27.6 million and $14.7 million of cash from our operating activities for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $141.2 million.

As of December 31, 2025, we had cash and cash equivalents of $3.6 million.

Sources of Liquidity

To date, we have financed our operations principally through the issuance of our capital stock, warrants and debt instruments. Since inception, Legacy TuHURA and the Company have raised approximately $99.7 million in net proceeds through the issuance and sale of capital stock, warrants and debt instruments

Warrant Exercise Notes

On February 12, 2025, four holders (the “Makers”) of common stock purchase warrants of the Company made and issued to the Company secured promissory notes (the “Warrant Exercise Notes”) in the aggregate principal amount of $3,011,373 as payment of the exercise price of an aggregate of 1,034,836 Warrants held by the Makers. The Makers were comprised of KP Biotech Group, LLC, CA Patel F&F Investments, LLC, Dr. Kiran C. Patel and Donald Wojnowski. Upon the exercise of such warrants, the Company issued to the Makers an aggregate of 1,034,836 shares of common stock. The amounts due under the Warrant Exercise Notes were collected in full in the second quarter of 2025.

Securities Purchase Agreement

On June 2, 2025, the Company and the Private Placement Purchasers entered into the Securities Purchase Agreement pursuant to which the Company agreed to issue and sell to the Private Placement Purchasers, in a private placement, an aggregate of 4,759,309 shares of the Company’s common stock, together with the Private Placement Warrants, for an aggregate offering amount of $12.6 million. The combined effective offering price for each share and accompanying Private Placement Warrant in the Private Placement was $2.65.

On December 9, 2025, the Company entered into the Purchase Agreement with the “Purchasers. The Purchase Agreement relates to the sale and issuance in a registered direct offering by the Company of an aggregate of: (i) 9,462,423 shares of the Company’s common stock, (ii) Series A Warrants to purchase up to 9,462,423 shares of common stock, and (iii) Series B Warrants to purchase up to 9,462,423 shares of common stock. The offering price for each share of common stock and accompanying Series A Warrant and Series B Warrant was $1.65. Each Common Warrant has an exercise price of $1.95 per share and is exercisable beginning six months after the date of issuance.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2025 and 2024, respectively:

	Year Ended
	December 31,
	2025	2024

Net cash provided by (used in):
Operating activities	$(27,629,150)	$(14,728,138)
Investing activities	(1,335,361)	(6,052,409)
Financing activities	19,927,282	29,772,693
Net increase (decrease) in cash	$(9,037,229)	$8,992,146

Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $27.6 million, which primarily consisted of a net loss of $30.1 million, a change in net operating assets and liabilities of $3.1 million, and net non-cash charges of $5.6 million. The net non-cash charges were primarily related to a $1.6 million change in fair value of holdback shares, amortization of debt discount of $0.5 million, depreciation and amortization expense of $0.1 million, and stock-based compensation of $6.4 million. The $3.1 million net change in operating assets and liabilities is primarily due to decreases in accounts payable and accrued expenses of approximately $3.8 million due to timing of invoices and vendor payments, and an increase in current and non-current assets of approximately $0.6 million.

For the year ended December 31, 2024, net cash used in operating activities was $14.7 million, which primarily consisted of a net loss of $21.7 million, a change in net operating assets and liabilities of $3.3 million, and net non-cash charges of $3.7 million. The net non-cash charges were primarily related to a $0.3 million change in fair value of derivative liability, amortization of debt discount of $1.3 million, depreciation and amortization expense of $0.1 million, and stock-based compensation of $2.0 million. The $3.3 million net change in operating assets and liabilities is primarily due to increases in accounts payable and accrued expenses of approximately $3.6 million due to timing of invoices and vendor payments, and a decrease in current and non-current assets of approximately $0.3 million.

Investing Activities

For the year ended December 31, 2025, net cash used in investing activities was $1.3 million, which consisted of purchases of property and equipment and deposits and exclusivity payments in connection with the Kineta Merger.

For the year ended December 31, 2024, net cash used in investing activities was $6.1 million, which consisted of purchases of property and equipment and deposits and exclusivity payments in connection with the Kineta Merger.

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $20.0 million, which consisted of $18.4 million net proceeds from the Private Placement in June 2025 and the Offering in December 2025, $3.0 million gross proceeds from the TuHURA bridge loan financing, and $3.6 million proceeds from the Legacy TuHURA warrants exercises, offset by $1.1 million payment in merger transaction costs and net liabilities attributable to Kintara, $3.2 million payment of the TuHURA bridge loan financing, $0.5 million payment of notes payable to former Kineta employees for separation payments assumed from the merger, and $0.4 million payment of Kineta debt assumed from the Kineta Merger.

For the year ended December 31, 2024, net cash provided by financing activities was $29.8 million, which consisted of $27.5 million net proceeds from convertible notes issued as part of the TuHURA Note Financing, $4.7 million net proceeds from the Legacy TuHURA private placement in July 2024, and $2.0 million proceeds from stock options and warrants exercises, offset by $4.4 million payment in merger transaction costs and net liabilities attributable to Kintara.

Funding Requirements

We expect to incur costs associated with operating as a public company. In addition, we anticipate that we will need substantial additional funding in connection with our development programs and continuing operations. We believe that our existing cash and cash equivalents, together with the ATM and the proceeds received in the Offering, will be sufficient to meet our anticipated cash requirements through the second quarter and into the third quarter of 2026.

Our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Management based projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may deplete our available capital resources sooner than management expects. Our future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of IFx-2.0, TBS-2025, and any other future product candidates;
•
the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•
the outcome, timing and costs of seeking regulatory approvals;
•
the cost of manufacturing IFx-2.0, TBS-2025, and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 of our consolidated financial statements for the year ended December 31, 2025, contained in Item 8 in this Annual Report, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.

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

Kineta Acquisition and Valuation of Intangible Assets

On June 30, 2025 we completed the Kineta Merger contemplated by the TuHURA-Kineta Merger Agreement, pursuant to which the Company acquired Kineta in a cash and stock transaction through a series of merger transactions, with Kineta surviving the mergers as a wholly-owned subsidiary of ours.

Upon completion of the Kineta Merger, pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each Kineta Share issued and outstanding immediately prior to the First Merger, was converted into the right to receive 0.185298 shares of our common stock for an aggregate of approximately 2,868,169 shares of our common stock. Also pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each Kineta Share received its pro rata portion of approximately 1,129,880 shares of our common stock in December 2025, in accordance with the terms of the TuHURA-Kineta Merger Agreement. In addition, each Kineta Share is entitled to the right to its pro rata share of cash consideration received by Kineta pursuant to disposed asset payments related to legacy Kineta assets. Such payments, if any, will be made at a later date and in accordance with the terms of the TuHURA-Kineta Merger Agreement. In each case, in lieu of the issuance of any fractional shares of our common stock, we will pay an amount equal to the product of (A) such fractional share and (B) $5.7528.

The estimated fair value of the aggregate share component of the Kineta Merger was calculated using the closing stock price on the date of the Kineta Merger.

We recognized in-process research and development (“IPR&D”) in connection with the acquisition. The preliminary fair value of the acquired IPR&D intangible assets was determined based on the market capitalization of Kineta, as previously traded on the Nasdaq capital market.

Goodwill and other intangible assets comprised of IPR&D on our balance sheet as of December 31, 2025 were in connection with the Kineta Merger.

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

Interest Rate Risk

Our cash consists of cash in readily-available checking accounts. We may also invest in short-term money market fund investments. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

For so long as we qualify as a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than changes due to the Kineta Merger, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)
None.
(b)
During the year ended December 31, 2025, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of our Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2026 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2025.

Our board of directors has adopted a Code of Ethics and Conduct that applies to our executive officers, as well as to the members of our board of directors and our other officers and employees (the “Code of Conduct”). The Code of Conduct is available on our website at https://www.ir.tuhurabio.com/corporate-governance/governance-documents. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Ethics and Conduct on our website.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of the Company by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. In addition, with regard to trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our insider trading policy attached hereto as Exhibit 19.1 and incorporated herein.

Item 11. Executive Compensation.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2026 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2026 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2026 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2026 annual meeting of stockholders or an amendment to this Form 10-K, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2025.

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

1.1

At-the-Market Offering Agreement, dated as of November 3, 2025, between TuHURA Biosciences, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 to TuHURA Biosciences, Inc.’s Registration Statement on Form S-3 filed with the SEC on November 3, 2025 (Registration No. 333-291239)

2.1††

Agreement and Plan of Merger, dated as of December 11, 2024, by and among TuHURA Biosciences, Inc., Kineta, Inc., Hura Merger Sub I, Inc., Hura Merger Sub II, LLC and Craig Philips (incorporated by reference to Exhibit 2.1 of TuHURA’s Current Report on Form 8-K filed with the SEC on December 12, 2024)

2.2††

Agreement and Plan of Merger, dated as of April 2, 2024, by and among Kintara Therapeutics, Inc., Kayak Mergeco, Inc., and TuHURA Biosciences, Inc., as amended (incorporated by reference to Exhibit 2.1 of TuHURA’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on April 3, 2024)

3.1

Articles of Incorporation of TuHURA Biosciences, Inc. (f/k/a Kintara Therapeutics, Inc.), as amended (incorporated by reference to Exhibit 3.1 to TuHURA Biosciences, Inc.’s Registration Statement on Form S-1 filed with the SEC on August 12, 2025 (Registration No. 333-289532)

3.2

Amended and Restated Bylaws of TuHURA Biosciences, Inc. (f/k/a Kintara Therapeutics, Inc.) (incorporated by reference to Exhibit 3.1 to TuHURA’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)

4.1

Form of TuHURA Biosciences, Inc. (f/k/a Morphogenesis, Inc.) Common Stock Purchase Warrant issued in Series A Preferred Offering (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.2

Form of TuHURA Biosciences, Inc. (f/k/a Morphogenesis, Inc.) Common Stock Purchase Warrant, dated June 1, 2019, issued for advisory services (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.3

Form of TuHURA Biosciences, Inc. (f/k/a Morphogenesis, Inc.) Common Stock Purchase Warrant issued in Note Conversion Transaction (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.4

Form of TuHURA Biosciences, Inc. (f/k/a Morphogenesis, Inc.) Common Stock Purchase Warrant issued in Series B Preferred Stock Offering (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.5

Form of TuHURA Biosciences, Inc. Common Stock Warrant issued in TuHURA Note Financing (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

4.6

Form of Pre-Funded Warrant Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K/A filed with the SEC on August 15, 2019)

4.7	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on April 13, 2022)

4.8	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on April 13, 2022)

4.9

Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to TuHURA Biosciences, Inc.’s (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on April 13, 2022)

4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to TuHURA Biosciences, Inc.’s Current Report on Form 8-K filed with the SEC on June 6, 2025)

4.11

Form of Common Stock Purchase Warrant issued pursuant to Secured Promissory Note and Loan Agreement (incorporated by reference to Exhibit 10.2 to TuHURA Biosciences, Inc.’s Form 8-K filed with the SEC on October 31, 2025)

4.12	Form of Indenture (incorporated by reference to Exhibit 4.19 to TuHURA Biosciences, Inc.’s Registration Statement on Form S-3 filed with the SEC on November 3, 2025 (Registration No. 333-291239))

4.13

Form of Subordinated Indenture (incorporated by reference to Exhibit 4.20 to TuHURA Biosciences, Inc.’s Registration Statement on Form S-3 filed with the SEC on November 3, 2025 (Registration No. 333-291239))

4.14	Form of Series A Purchase Warrant (incorporated by reference to Exhibit 4.1 to TuHURA Biosciences, Inc.’s Form 8-K filed with the SEC on December 10, 2025)

4.15	Form of Series B Purchase Warrant (incorporated by reference to Exhibit 4.2 to TuHURA Biosciences, Inc.’s Form 8-K filed with the SEC on December 10, 2025)

4.16	Form of Placement Warrant (incorporated by reference to Exhibit 4.3 to TuHURA Biosciences, Inc.’s Form 8-K filed with the SEC on December 10, 2025)

4.17*	Description of the Registrant's Securities

10.1#

Form of Indemnification Agreement by and between TuHURA Biosciences, Inc and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 of TuHURA’s Current Report on Form 8-K filed with the SEC on October 21, 2024)

10.2#

TuHURA Biosciences, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of TuHURA Biosciences, Inc. (f/k/a Kintara Therapeutics, Inc.) Current Report on Form 8-K filed with the SEC on October 21, 2024)

10.3#

Second Amended and Restated Employment Agreement, dated March 29, 2024, between TuHURA Biosciences, Inc. and Dan Dearborn (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

10.4#

Second Amended and Restated Employment Agreement, dated March 29, 2024, between TuHURA Biosciences, Inc. and James Bianco, M.D (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

10.5†

Exclusive License Agreement, dated March 29, 2019, between Morphogenesis, Inc. and H. Lee Moffitt Cancer Center and Research Institute, Inc., as amended (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

10.6†

Exclusive License Agreement, dated April 23, 2021, between Morphogenesis, Inc. and H. Lee Moffitt Cancer Center and Research Institute, Inc., as amended (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368)

10.7†

Restated and Amended Exclusive License Agreement, effective September 7, 2022, between TuHURA Biopharma, Inc. and West Virginia Research Corporation (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-4 filed on May 13, 2024 (Registration No. 333-279368))

10.8#

Form of TuHURA Biosciences, Inc. Stock Option Agreement under the TuHURA Biosciences, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on November 15, 2024)

10.9#	TuHURA Biosciences, Inc. 2025 Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.18 to TuHURA Biosciences, Inc.’s Form 10-K filed with the SEC on March 31, 2025)

10.10

Form of Securities Purchase Agreement, dated as of June 2, 2025, by and among TuHURA Biosciences, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to TuHURA Biosciences, Inc.’s Form 8-K filed with the SEC on June 6, 2025)

10.11

Form of Warrant Amendment Agreement, dated as of September 5, 2025, between TuHURA Biosciences, Inc. and the holders named therein (incorporated by reference to Exhibit 10.2 to TuHURA Biosciences, Inc.’s Form 8-K filed with the SEC on September 11, 2025)

10.12††

Form of Securities Purchase Agreement, dated as of December 9, 2025, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to TuHURA Bioscience, Inc.’s Form 8-K filed with the SEC on December 10, 2025)

10.13

Side Letter Agreement, dated December 9, 2025, between TuHURA Biosciences, Inc. and K&V Investment One LLC (incorporated by reference to Exhibit 10.2 to TuHURA Biosciences, Inc.’s Form 8-K filed with the SEC on December 10, 2025)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to TuHURA Biosciences, Inc. Form 10-K filed with the SEC on March 31, 2025)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to TuHURA Biosciences, Inc’s Current Report on Form S-1 filed with the SEC on August 12, 2025)

23.1*	Consent of Cherry Bekaert LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	TuHURA Biosciences, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to TuHURA Biosciences, Inc.’s Form 10-K filed March 31, 2025)

101.INS	XBRL Instance Document
101.SCH	SBRL Schema Document
101.CAL	Calculation Linkbase Document
101.DEF	Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

TUHURA BIOSCIENCES, INC.

Dated: March 31, 2026	By:	/s/ James A. Bianco
	Name:	James A. Bianco, M.D.
	Title:	President and Chief Executive Officer

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

SIGNATURE	TITLE	DATE

/s/ James A. Bianco	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2026
James A. Bianco, M.D. Chief Executive Officer

/s/ Dan Dearborn	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2026
Dan Dearborn Chief Financial Officer

/s/ James Manuso	Director	March 31, 2026
James Manuso, Ph.D.

/s/ Alan List	Director	March 31, 2026
Alan List, M.D.

/s/ George Ng	Director	March 31, 2026
George Ng

/s/ Robert Hoffman	Director	March 31, 2026
Robert Hoffman /s/ Craig Tendler______________________ Craig Tendler, M.D.	Director	March 31, 2026

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

TuHURA Biosciences, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

TuHURA Biosciences, Inc.

Tampa, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TuHURA Biosciences, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred net losses since its inception which has resulted in a cumulative deficit as of December 31, 2025 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As discussed in Note 5 to the consolidated financial statements, during the year ended December 31, 2025, the Company completed the merger of Kineta, Inc., which was accounted for as a business combination. Accounting for the business combination required management to make significant judgements and estimates, particularly related to the determination of the fair values of the acquired intangible assets. We identified the accounting for the business combination as a critical audit matter because the valuation of the acquired intangible assets involved especially complex and subjective judgements, including the use of significant assumptions.

As a result, a high degree of auditor judgment was required in performing audit procedures to evaluate the reasonableness of management’s estimates. Changes in these estimates can have a material effect on the amount of intangible assets and goodwill recognized in the business combination.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the business combination included, among others:

•
We obtained an understanding of the transaction and evaluated whether the merger was appropriately accounted for as a business combination.
•
We assessed the competence and objectivity of management’s valuation specialists involved in the fair value measurements.
•
With the assistance of our valuation specialists, we evaluated the valuation methodologies used to estimate the fair values of the identifiable intangible assets and tested the significant assumptions used by comparing them to relevant and reliabile information.
•
We evaluated the reasonableness of the resulting purchase price allocation and assessed whether the related disclosures in the consolidated financial statements were appropriate and complete.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2018.

Tampa, Florida

March 31, 2026

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Consolidated balance sheets

December 31, 2025, and 2024

	December 31,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$3,619,949	$12,657,178
Deposits, planned business acquisition (note 1)	-	5,994,503
Stock subscription receivable	500,000	-
Other current assets	501,187	958,708
Total Current Assets	4,621,136	19,610,389

Property and equipment, net	300,639	123,366
Operating right-of-use assets	384,530	199,160
Other noncurrent assets	33,769	33,769
Goodwill	10,738,082	-
In-process research and development	11,275,000	-
Total Assets	$27,353,156	$19,966,684

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,522,887	$5,170,166
Kineta severance promissory notes	197,354	-
Lease liabilities, current	199,041	159,844
Total Current Liabilities	5,919,282	5,330,010

Long-term Liabilities:
Lease liability, long term	303,627	42,698
Deferred tax liability	197,919	-
Total Liabilities	6,420,828	5,372,708

Commitments and contingencies (note 14)

Stockholders’ Equity:
Preferred Stock Series A; $1.00 par value, 278,530 shares outstanding as of December 31, 2025 and 2024	278,530	278,530
Common stock, $0.001 par value, 200,000,000 and 75,000,000 shares authorized as of December 31, 2025 and 2024; 59,336,104 and 12,167,679 shares issued and outstanding as of December 31, 2025 and 2024.	59,336	42,324
Additional paid in capital	161,779,364	125,397,691
Accumulated deficit	(141,184,902)	(111,124,569)
Total Stockholders' Equity	20,932,328	14,593,976
Total Liabilities and Stockholders' Equity	$27,353,156	$19,966,684

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Consolidated statements of operations

For the years ended December 31, 2025, and 2024

	Year Ended December 31,
	2025	2024
Research and development expenses	$20,532,670	$13,335,316
Acquisition-related costs (note 5)	3,679,618	440,340
General and administrative expenses	7,583,651	3,873,836
Operating Loss	(31,795,939)	(17,649,492)

Other (Expense) Income:
Employee Retention Tax Credit	113,574	-
Grant income	713,508	57,627
Interest expense	(625,283)	(4,138,301)
Interest income	136,233	361,632
Change in fair value of derivative liability	-	(313,772)
Change in fair value of Kineta merger holdback shares	1,590,949	-
Loss on Kineta employee separation payments assumed from merger	(185,019)	-
Total Other Income (Expense)	1,743,962	(4,032,814)
Net Loss	$(30,051,977)	$(21,682,306)
Series A Preferred cash dividend	(8,356)	(2,089)
Deemed dividend on warrant modifications	-	(965,177)
Net Loss attributable to common stockholders	$(30,060,333)	$(22,649,572)
Net Loss per share, basic and diluted	$(0.63)	$(1.21)
Weighted-average shares outstanding, basic and diluted	47,927,196	18,662,690

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Consolidated statements of stockholders’ equity (deficit)

For the years ended December 31, 2025, and 2024

							Total
					Additional	Accumulated	Stockholders'
	Preferred Stock		Common Stock		Paid in	Equity	Equity
	Shares	Dollars	Shares	Dollars	Capital	(Deficit)	(Deficit)
Balances at January 1, 2025	278,530	$278,530	42,323,759	$42,324	$125,397,691	$(111,124,569)	$14,593,976

Issuance of common shares for warrants exercised	-	-	1,208,104	1,208	3,619,449	-	3,620,657
Stock options exercised, cashless	-	-	154,387	154	(154)	-	-
Issuance of common shares in PIPE, net of issuance costs	-	-	4,759,309	4,759	11,212,131	-	11,216,890
Issuance of common shares in RDO, net of issuance costs	-	-	5,219,999	5,220	7,241,996	-	7,247,216
Issuance of common shares for Kineta merger	-	-	3,997,761	3,998	7,250,735	-	7,254,733
Issuance of common shares to former Kineta employees for separation payments	-	-	133,233	133	332,902	-	333,035
Vesting of RSU shares	-	-	57	-	-	-	-
Release of shares to Kintara contingent value rights holders	-	-	1,539,495	1,540	(1,540)	-	-
Stock compensation expense	-	-	-	-	6,424,730	-	6,424,730
Fair value of warrants associated with bridge loan	-	-	-	-	301,424	-	301,424
Series A Preferred Stock cash dividend	-	-	-	-	-	(8,356)	(8,356)
Net loss	-	-	-	-	-	(30,051,977)	(30,051,977)
Balances at December 31, 2025	278,530	$278,530	59,336,104	$59,336	$161,779,364	$(141,184,902)	$20,932,328

The accompanying notes to the consolidated financial statements are an integral part of this statement.	F-7

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Consolidated statements of stockholders’ equity (deficit) continued

For the years ended December 31, 2025, and 2024

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

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Consolidated statements of cash flows

For the years ended December 31, 2025, and 2024

	Years ended
	December 31,	December 31,
	2025	2024
Cash flows from Operating activities:
Net loss	$(30,051,977)	$(21,682,306)
Adjustments to reconcile net loss to cash
used in operating activities:
Stock compensation expense	6,424,730	1,958,663
Depreciation and amortization	71,265	116,710
Amortization of debt discount	481,424	1,278,424
Loss on share issuance to Kineta separation payments	185,019	-
Change in fair value of holdback shares	(1,590,948)	-
Change in fair value of derivative liability	-	313,772
Changes in operating assets and liabilities:
Other current assets	457,523	(464,938)
Other noncurrent assets	154,998	106,613
Accounts payable and accrued expenses	(3,761,184)	3,644,924
Net cash flows from operating activities	(27,629,150)	(14,728,138)
Cash flows from investing activities:
Cash paid for Kineta acquisition, net of assumed cash	(1,259,278)	(5,994,503)
Purchase of property and equipment	(76,083)	(57,906)
Net cash flows from investing activities	(1,335,361)	(6,052,409)
Cash flows from financing activities:
Series A Preferred dividend	(8,356)	-
Repayment of assumed Kineta indeptedness	(434,000)	-
Payments made on Kineta severance promissory notes	(394,709)	-
Payments on equipment lease	(54,315)	-
Proceeds from convertible notes payable	-	28,568,000
Proceeds from bridge note	3,000,000	-
Payment of bridge note	(1,500,000)	-
Proceeds from issuance of common stock	18,303,312	5,000,000
Proceeds from stock options exercised	-	104,000
Proceeds from warrants exercised	3,620,657	1,944,765
Payment of offering costs associated with issuance of common stock	(1,555,307)	(300,000)
Payment of merger transaction costs	(500,000)	(3,629,663)
Payment of debt issuance costs	-	(1,117,497)
Payment of net liabilities assumed in reverse recapitalization	(550,000)	(796,912)
Net cash flows from financing activities	19,927,282	29,772,693

Net change in cash and cash equivalents	(9,037,229)	8,992,146
Cash and cash equivalents at the beginning of the year	12,657,178	3,665,032
Cash and cash equivalents at the end of the year	$3,619,949	$12,657,178

Supplemental disclosure of cash flow information
Cash paid for interest	$59,364	$-
Supplemental non-cash activity
Right-of-use asset recognized in exchange for operating lease obligations	$340,368	$318,722
Right-of-use asset recognized in exchange for finance lease obligations	172,453	-
Deferred offering costs not yet paid	463,903	-
Consideration for Kineta acquisition issued in shares	8,915,661	-
Net liabilities assumed in reverse recapitalization not yet paid	-	550,000
Merger transaction costs not yet paid	-	500,000
Derivative liability associated with make-whole premium	-	2,402,228
Warrants issued recorded as a debt discount	301,424	6,520,056
Deemed dividend on warrant modifications	-	965,177
Shares issued for placement agent fees	-	443,560
Contingent value rights associated with Kintara merger	-	5,127,927
Warrants issued to financial advisor	-	1,642,867
Shares issued for payment of bridge note	1,747,500	-
Shares issued upon settlement of convertible notes	-	27,742,649

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

Note 1—Description of business

TuHURA Biosciences, Inc., a Nevada corporation (the “Company”), is a clinical stage immuno-oncology company with three distinct technologies focused on the development of novel therapeutics designed to overcome primary and acquired resistance to cancer immunotherapies.

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

In addition to our IFx technology platform, in June 2025 we acquired the rights to TBS-2025, a novel VISTA-inhibiting monoclonal antibody formerly known as KVA1213, through our acquisition of Kineta Inc. (“Kineta”) via merger on June 30, 2025 (the “Kineta Merger”). VISTA (otherwise referred to as V-domain Ig suppressor of T cell activation) is an immune checkpoint highly expressed on myeloid cells that is believed to be a strong driver of immunosuppression in the tumor microenvironment and is believed to be a primary mechanism by which leukemic blasts escape immune recognition contributing to low response rates and high rates of recurrence in acute myeloid leukemia, or AML. Following our acquisition of Kineta, we are currently planning on investigating TBS-2025 in a Phase1b/2 trial in patients with r/r mutNPM1AML.

In addition to IFx and TBS-2025, we are leveraging our Delta Opioid Receptor (DOR) technology to develop first-in-class bi-functional, bi-specific antibody-drug conjugates (“ADCs”) targeting the DOR on Myeloid Derived Suppressor Cells (“MDSCs”) to modulate their immunosuppressive influence on the bone marrow and tumor microenvironment to prevent T cell exhaustion and acquired resistance to checkpoint inhibitors and cellular therapies.

The Kineta Merger was accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements ("ASC 820") as of the acquisition date. See note 5 Merger with Kineta, Inc.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Adgero Biopharmaceuticals Holdings Inc., Adgero Biopharmaceuticals, Inc., Kineta, LLC, and TuHURA Biosciences, Inc., a Delaware corporation (“Legacy TuHURA”). All intercompany balances and transactions have been eliminated in consolidation.

The principal accounting policies applied in the preparation of these consolidated financial statements are set out below and have been consistently applied to all periods presented.

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

Reclassification – The Company reclassified the break-out of $440,340 merger-related costs for 2024 into a separate line item in the consolidated statement of operations. In the prior year, such amount had been included in the line item "general and administrative expenses".

Accounting Estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect various amounts reported in consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Deferred Offering Costs – Deferred offering costs consist of direct legal, accounting, and other fees and costs directly related to the Merger with Kintara (See note 6) and the 2025 Offerings. The Company capitalized deferred offering costs and recorded them as a direct reduction of stockholders’ equity.

Property and Equipment – Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally five to seven years). Leasehold improvements are amortized straight-line over the shorter of the lease term or the estimated useful life of the asset. Property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment was recorded for the years ended December 31, 2025 and 2024.

Lease Accounting – The Company recognizes right-of-use lease assets and corresponding liabilities arising from leasing activities over the requisite lease period.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), which enhances the income tax disclosure requirements for public entities on an annual basis. Under ASU 2023-09, public entities will be required to disclose in their rate reconciliation, on an annual basis, both percentages and amounts in their reporting currency for certain categories in a tabular format, with accompanying qualitative disclosures. The amendments in ASU 2023-09 are effective fiscal years beginning after December 31, 2024, and early adoption is permitted. The Company adopted this standard and applied the disclosure requirements on a prospective basis effective for the annual reporting period ended December 31, 2025. There was no impact on the Company's consolidated financial statements and additional disclosures have been included in Note 11, Income Taxes.

Grant Income - In April 2021, the Company received approval from the Department of Health and Human Services for a $400,000 grant. The grant was to conduct research for a low-cost topical immunotherapy formulation suitable for treating cervical cancer in low and middle-income countries and low resource settings in the U.S. Additionally, the Company assumed in the reverse merger with Kintara, a $2,000,000 Business Innovation Research grant, a two year grant that was initiated in June 2023 and expired on December 31, 2025,as amended, to support the clinical development of REM-001 for the treatment of CMBC and had a remaining balance of $900,000 as of the merger date. For the years ended December 31, 2025 and 2024, the Company recognized $714,000 and $58,000 of grant income in the consolidated statements of operations.

Research and Development Expenses – Research and development consists of expenses incurred in connection with the discovery and development of product candidates. The Company expenses research and development costs as incurred.

Concentration of Credit Risk – The Company maintains cash balances in domestic financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2025, the uninsured portion of cash held by the Company was approximately $3,634,000.

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

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

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

The carrying values reported in the Company’s consolidated balance sheets for cash and cash equivalents, other current assets, accounts payable, and accrued expenses are reasonable estimates of their fair values due to the short-term nature of these items.

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

Warrants – The Company has issued warrants to investors on debt and equity raises. In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of the discount as interest expense in the statements of operations. The offset to the contra-liability is recorded as additional paid-in capital in the Company’s balance sheets if the warrants on the debt are not treated as a derivative or as liability warrants. The Company determines the fair value of the warrants at issuance using the Black-Scholes option pricing model.

Stock Compensation Expense – The Company accounts for stock-based awards to employees and nonemployees using the fair value-based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

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

Indefinite-Lived Intangible Assets – Indefinite-lived intangible assets consist of In-Process Research and Development (“IPR&D”). The fair values of IPR&D project assets acquired in business combinations are capitalized. We utilized the Cost Method to determine the estimated fair value of the IPR&D assets acquired in our recent business combination with Kineta. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate.

Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of our intangible assets with indefinite lives may not be recoverable, including, but not limited to, the cost of equity and debt capital, general economic conditions, outlook and market performance of the Company’s industry and recent and forecasted financial performance.

We will evaluate indefinite-lived intangible assets for impairment at least annually and whenever facts and circumstances indicate that their carrying amounts may not be recoverable.

Goodwill – Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

that the fair value of the reporting units is less than its carrying amount.

We will evaluate goodwill for impairment at least annually and whenever facts and circumstances indicate that their carrying amounts may not be recoverable.

Segment data - The Company operates in one reportable segment, which includes all activities related to advancing therapies for cancer treatment. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (CODM), which is its chief executive officer, who reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets. There is no segment revenue for the years ended December 31, 2025, and 2024. The accounting policies of the cancer treatment segment are the same as those described in the summary of significant accounting policies. All tangible assets are held in the United States.

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

For the year ended December 31, 2025, the Company incurred $27.6 million of negative cash flows from operations. The Company has approximately $3.6 million of cash and cash equivalents on hand at December 31, 2025. The Company expects that its existing capital resources, including the $7.0 million Registered Direct Offering funds received in the first quarter of 2026 will be sufficient to fund the Company’s planned future operations into the early third quarter of 2026.

The Company expects to raise cash through the sale of capital stock and warrants, debt issuances, obtaining grants, or commercial partnerships. However, there can be no assurance that any fundraising will be achieved or on commercially reasonable terms, if at all. As such, there is substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from date that the financial statements were available to be issued.

Note 4—Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Years Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(30,060,333)	$(22,649,572)
Denominator:
Weighted-average common shares outstanding - basic and diluted	47,927,196	18,662,690
Net loss per share attributable to common shareholders - basic and diluted	$(0.63)	$(1.21)

Common stock warrants in the amount of 297,029 issued to our financial advisor, H.C. Wainwright & Co., LLC, were not outstanding as common shares as of December 31, 2025 and 2024, however included in the weighted-average common shares outstanding – basic and diluted as if they were considered outstanding.

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. For the years ended December 31, 2025 and 2024, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the period because including them would have had an anti-dilutive effect:

	As of December 31,
	2025	2024
Stock options issued and outstanding	18,031,425	6,403,818
Unvested restricted stock units	57	114
Warrants	23,644,268	10,609,855
Total	41,675,750	17,013,787

Note 5—Merger with Kineta, Inc.

On June 30, 2025, the Company acquired 100% of the issued and outstanding capital stock of Kineta pursuant to the terms of the TuHURA-Kineta Merger Agreement. Kineta is a clinical-biotechnology company, with a mission to develop next-generation immunotherapies, focused on discovering and developing potentially differentiated immunotherapies that address the mechanism of cancer immune resistance. Kineta’s VISTA blocking immunotherapy, KVA12123, was acquired along with worldwide patents, patent rights, patent applications, product and development program assets, technical and business information, and other rights and assets derived from the development program. The Company renamed the VISTA blocking immunotherapy technology from KVA12123 to TBS-2025. The Company anticipates synergies, such as having control over the VISTA blocking immunotherapy development program, continuing employment of Kineta former CEO, and a consulting agreement with Kineta’s former CSO, will further enhance our activities advancing therapies for cancer treatment.

Goodwill will not be deductible for tax purposes.

The allocation of the consideration for the net assets acquired for the acquisition of Kineta were as follows.

June 30,
2025
Purchase Consideration
Exclusivity cash deposit	$5,994,502
Equity issued to Kineta shareholders	6,396,017
Holdback liability issued in equity	2,519,644
Cash previously advanced for clinical trial funding and working capital	1,650,000
Fair value of consideration	$16,560,163
Assets Acquired:
Cash	$390,721
Acquired in-process research and development	11,275,000
Total assets acquired	11,665,721
Liabilities Assumed:
Accrued expenses, assumed debt, and severance liabilities	$(5,645,721)
Deferred tax liability	(197,919)
Total liabilities assumed	(5,843,640)
Net assets acquired	5,822,081
Goodwill	$10,738,082

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

The fair value of equity was determined based on the closing price of the Company’s common stock immediately prior to the Kineta Merger, and included 3,998,053 shares of common stock at $2.23 per share. There were 1,129,885 shares of delayed consideration to satisfy any necessary adjustments, including any net working capital adjustments, and recorded at its acquisition date fair value and classified as a liability within current liabilities as holdback liability on the Company’s consolidated balance sheets at the acquisition date.

Ultimately, as of December 31, 2025, there were 3,997,761 shares of the Company’s common stock (adjusted for fractional shares) issued under the TuHURA-Kineta Merger Agreement.

The delayed consideration was settled in Company shares of common stock and recorded at its fair value through the settlement date of December 30, 2025 with changes recorded to earnings. Additionally, the estimated fair value of the delayed consideration settled in equity used both observable and unobservable inputs, specifically considering the price of the Company's common stock, as well as the probability of the payout at the end of the holding period, and considered a Level 3 measurement as defined in ASC 820. Changes in fair value are recognized in the consolidated statements of operations under change in fair value of Kineta merger holdback shares. On December 30, 2025, the Company issued 1,129,593 using a closing price of $0.76 and recognized a gain of $1,590,949 for the year ended December 31, 2025 due to the change in fair value.

Included in consideration transferred is the settlement of the pre-existing Clinical Trial Funding Agreement and working capital loans owed by Kineta to the Company, which were effectively settled and became intercompany arrangements as of the closing of the transaction. The settlement of pre-existing relationships between the Company and Kineta did not result in any material gain or loss.

The Company estimated the fair value of the IPR&D assets using the cost approach, which is based on the amount that a market participant would incur to recreate the assets, adjusted for obsolescence, inefficiencies, and the current stage of completion of the underlying development efforts. Significant assumptions used in the valuation included estimates of direct and indirect development costs and te Company's weighted average cost of capital.

The fair value of the assumed accounts payable, accrued expenses and notes payable were deemed to be equivalent to their carrying value due to the short-term nature of their obligations.

The Company incurred approximately $3.7 and $0.4 million in transaction costs for the Kineta Merger during the years ended December 31, 2025 and 2024, respectively, and recorded as acquisition-related costs in the Company's consolidated statements of operations.

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

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

	Year ended December 31,
	2025	2024
Operating expenses:
Research and development expenses	22,153,738	18,722,316
General and administration expenses	15,348,333	12,459,176
Operating Loss	(37,502,071)	(31,181,492)
Other (Expense) Income:
Gain on sale of assets	1,011,799	-
Employee retention tax credit	113,574	-
Grant income	713,508	57,627
Gain (loss) on liabilities settlement	111,072	-
Changes in fair value measurements	1,590,949	(4,154,772)
Interest income (expense), net	(508,795)	(3,540,669)
Total Other (Expense) Income	3,032,107	(7,637,814)
Net Loss	$(34,469,964)	$(38,819,306)

Note 6 – Merger with Kintara Therapeutics

On October, 18, 2024, the Company's Merger with Kintara Therapeutics closed. Under the terms of the Merger, immediately prior to the effective time of the Merger, shares of the Company’s preferred stock were converted into shares of Company common stock and all of the Notes issued by the Company were converted into shares of Company common stock pursuant to the terms therein. At the effective time of the Merger, (i) Kintara issued an aggregate of approximately 40,441,605 shares of its common stock to Company stockholders, based on an exchange ratio of 0.1789 (after giving effect to the Reverse Stock Split) shares of Kintara’s common stock for each share of Company common stock outstanding immediately prior to the Merger, (ii) each then-outstanding Company stock option was assumed and converted into an option to purchase shares of Kintara common stock subject to certain adjustments based on the exchange ratio as set forth in the Merger Agreement, and (iii) each then-outstanding warrant to purchase shares of Company Common Stock was assumed and converted into and exchangeable based on the exchange ratio for a warrant of like tenor entitling the holder to purchase shares of Kintara common stock.

The Kintara merger was accounted for as a reverse recapitalization under which the historical financial statements of the Company prior to the Merger are the historical financial statements of the accounting acquirer, Legacy TuHURA. All share, per share and related information presented in the consolidated financial statements and notes prior to the Merger has been retroactively adjusted to reflect the Exchange Ratio and Reverse Stock Split for all periods presented. Immediately after the merger, there were 42,032,165 shares of the Company’s common stock outstanding.

The following table shows the net liabilities assumed in the merger:

October 18,
2024
Cash and cash equivalents	$70,097
Prepaid and other assets	370,030
Accounts payable and accrued expenses	(1,787,039)
Total net liabilities assumed	(1,346,912)
Plus: merger transaction costs	(4,129,663)
Total net liabilities assumed plus merger transaction costs	$(5,476,575)

In connection with the Merger, Kintara entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Equiniti Trust Company, LLC, pursuant to which the holders of Kintara common stock and Kintara common stock warrants, as of immediately prior to the consummation of the Merger, received one contingent value right (a “CVR”) for each outstanding share of

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

common stock held by such stockholder (or, in the case of warrants, each share of common stock for which such warrant is exercisable into). Following the achievement of certain prescribed milestones, each CVR holder received in December 2025 its pro rata portion of 1,539,918 shares of TuHURA common stock.

Note 7—Other current assets

Other current assets consist of the following as of December 31, 2025, and 2024:

	December 31,	December 31,
	2025	2024
Employee Retention Tax Credit	$-	$214,699
NIH Grant Receivable	-	222,702
Clinical trial deposit	167,661	204,955
Other current assets	333,526	316,352
	$501,187	$958,708

Note 8—Property and equipment, net

Property and equipment, net consists of the following as of December 31, 2025, and 2024:

	December 31,	December 31,
	2025	2024
Furniture and fixtures	$170,607	$170,607
Leasehold improvements	544,629	544,629
Machinery and office equipment	1,671,721	1,423,183
Software	72,394	72,394
	2,459,351	2,210,813
Less accumulated depreciation and amortization	(2,158,712)	(2,087,447)
	$300,639	$123,366

Depreciation and amortization of property and equipment totaled approximately $71,000 and $117,000 for the years ended December 31, 2025, and 2024, respectively.

Note 9—Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2025, and 2024:

	December 31,	December 31,
	2025	2024
Trade accounts payable	$3,770,124	$3,152,816
Accrued compensation	1,525,139	1,161,650
Other accrued expenses	227,624	855,700
	$5,522,887	$5,170,166

Note 10—Debt

Assumed debt from Kineta Merger

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

As part of the Kineta Merger, the Company assumed debt with a fair value in the amount of $434,000. The assumed debt was settled and paid in July 2025.

Promissory notes to former Kineta employees

In exchange for separation payments assumed from the Kineta Merger for five of the former Kineta employees, the Company issued promissory notes totaling approximately $590,000 in the aggregate at 10% interest payable monthly from September 2025 to February 2026. The current balance is approximately $197,000 and interest payments of $39,000 were paid as of December 31, 2025

Bridge Loan Transaction

On October 27, 2025, the Company entered into a Secured Promissory Note and Loan Agreement (the "Loan Agreement") with an accredited investor and shareholder of the Company (the "Lender"). Pursuant to the terms of the Loan Agreement, the Lender agreed to make loans to the Company in an aggregate principal amount of up the $3,000,000 (the "Loans") during a 30-day availability period beginning on the date of the Loan Agreement. The monthly interest rate on the Loan Agreement was 3.0% and had a maturity date of December 31, 2025. On December 2, 2025, the Company and the Lender entered into an amendment to the Loan Agreement (the "Amendment") pursuant to which (i) the Lender agreed to extend the 30-day availability period to December 5, 2025, and (ii) the Company and Lender agreed that warrants issuable to the Lender under the Loan agreement would consist of a warrant to purchase 150,000 shares of Company common stock for each $1.5 million of funds borrowed under the Loan Agreement (including the First Loan), prorated for borrowings less than $1.5 million. Except for the forgoing, the Amendment included no further changes to the original loan agreement.

The Lender advanced $1,500,000 on October 27, 2025 and $1,500,000 on December 2, 2025 that were used for working capital purposes. On December 12, 2025, the Company paid $1,500,000 principal balance, $180,000 in loan fees and $15,000 in interest payments. The remaining $1,500,000 principal balance, $180,000 in loan fees, and $67,500 in interest was exchanged for 1,059,090 shares of common stock in the registered direct offering (see note 12).

In addition, on the date of the First loan and Second loan, the Company issued warrants in an aggregate of 65,217 and 234,783 with an exercise price of $2.30 and $1.81 to purchase shares of Company common stock (the "Lender Warrant"). The Lender Warrant is immediately exercisable and will expire on the date that is two years from the date of issuance. The Company determined that the relative fair value of the Bridge Loan Warrants amounted to $301,424 and recognized as a debt discount with an offset to additional paid in capital. The fair value associated with the warrants was determined using Black-Sholes pricing model using the terms of the agreement and the following assumptions - expected term of 2 years, dividend yield of 0.0%, volatility of 110.5% and a risk free rate of 3.48%.

Convertible promissory notes

On various dates beginning on December 11, 2023 through September 18, 2024, the Company completed a private placement in which the Company issued Convertible Promissory Notes (the “Notes”) with various entities at various amounts for an aggregate of $31,253,000. The Notes bear interest at a rate of twenty percent (20%) per annum and were scheduled to mature on the second anniversary of the issuance date. In addition, the investors in the private placement also received common stock purchase warrants (the “2024 Warrants”) in the event they subscribe to purchase Notes in the aggregate principal amount of more than $4.0 million or more, with such number of 2024 Warrants being equal to 50% of the aggregate principal amount of the Note purchased divided by $3.80. The 2024 Warrants related to these Notes have an exercise price of $5.70 per share and expire three years from the date of issuance. On October 18, 2024, under automatic conversion features upon the occurrence of a reverse public merger transaction, the convertible notes payable converted to common stock and the derivative liability associated with the make-whole provision discussed below was reclassified to additional paid-in capital.

Conversion feature under reverse public merger transaction

Under a reverse public merger transaction, the Notes convert at the sum of (a) the outstanding principal balance and unpaid accrued interest at the time of the transaction, plus (b) a Make-Whole Amount premium, defined in the Notes as additional interest to be incurred until the next period end date as defined in the Notes, divided by a conversion price equal to $3.80. Upon closing of the Kintara merger on October 18, 2024, the Notes were converted into shares of common stock.

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

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

The following table presents a roll-forward of Debt for the years ended December 31, 2025 and 2024. respectively:

Balance as of January 1, 2024	$2,698,564
Issuance of convertible notes payable	28,568,000
Interest expense	2,859,878
Converted to common stock	(34,126,442)
Balance as of December 31, 2024	$-
Assumed Kineta Debt	434,000
Notes payable to former Kineta employees	592,063
Bridge loan transaction	3,000,000
Interest expense and loan fees	301,971
Bridge loan transaction payment in common stock	(1,747,500)
Payments of Assumed Kineta Debt, Notes Payable to former Kineta employees, and Bridge Loan transaction	(2,383,180)
Balance as of December 31, 2025	$197,354

The following table presents a roll-forward of the Debt discount for the years ended December 31, 2025 and 2024. respectively:

Balance as of January 1, 2024	$(374,406)
Debt issue costs	(1,218,525)
Debt discount associated with make-whole features recognized	(2,402,228)
Debt discount associated with warrants recognized	(6,520,058)
Amortized to interest expense	1,278,424
Reclassified to additional paid-in capital upon conversion of convertible notes payable	9,236,793
Balance as of December 31, 2024	$-
Debt Discount associated with Bridge loan transaction loan fees	(180,000)
Debt discount associated with Bridge loan transaction warrants recognized	(301,424)
Amortized to interest expense	481,424
Balance as of December 31, 2025	$-

Note 11—Income taxes

The components of income before provision for income taxes are as follows:

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

	2025	2024
Domestic	$(30,051,977)	$(21,682,306)
Net loss before income taxes	$(30,051,977)	$(21,682,306)

The components of the provision for income taxes are as follows:

	2025	2024
Current provision
Federal	$-	$-
State	1,600	3,768
Total current provision	$1,600	$3,768
Deferred provision
Federal	-	-
State	-	-
Total current provision	$-	$-
Total provision for income taxes	$1,600	$3,768

The Company is subject to taxation in the United States both the federal level and within Florida and California. The Company is not currently under audit, and the statute of limitations for tax assessments, is three years at the federal law, four years in California, and five years in Florida.

Beginning in 2025 annual reporting , the Company adopted ASU 2023-09 prospectively. See Note 1 - Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
U.S. federal statutory income tax rate	$(6,320,827)	21.00%
State and local income taxes, net of federal income tax effect (1)	1,600	-0.01%
Tax credits
Research and development tax credits	(380,513)	1.26%
Nontaxable or nondeductible items
Transaction costs	613,777	-2.04%
Other	28,441	-0.09%
Change in valuation allowance	(74,020,868)	245.93%
Other adjustments
Deferred only - Stock compensation	751,167	-2.50%
Deferred only - Accrued Expenses	325,657	-1.08%
Deferred only - NOL Write off	60,615,597	-201.39%
Deferred only - R&D Credit Write off	18,354,397	-60.98%
Other	33,172	-0.11%
Effective tax rate	$1,600	-0.01%
(1) California and Florida account for 100% of the tax effect in this category

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

The reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate for the year ended December 31, 2024 were as follows

2024
U.S. statutory rate	21.00%
State taxes, net of federal	4.33%
Change in valuation allowance	1.65%
Return to provision - 2023 Tax Free Reorganization	-18.89%
Return to provision - Other	-0.46%
R&D Credit	-1.65%
Other permanent differences	-6.00%
Effective tax rate	-0.02%

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

2025
Federal	$-
State
California	-
Florida	-
Cash paid for income taxes, net of refunds received	$-

The table below presents the effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2025 and 2024:

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$94,384,902	$25,098,126
Stock compensation expense	2,718,674	2,467,541
Accrued payroll	373,904	294,420
Section 174 R&D	7,641,344	6,172,416
Intangible assets	68,217	26,272
Lease liability	123,234	51,334
Depreciation	27,357	94,926
Capital loss carryforward	10,996,460	10,889,722
R&D credits	6,698,028	1,451,300
Other	72	—
Total gross deferred tax assets	$123,032,192	$46,546,057
Less valuation allowance	(120,371,653)	(46,494,883)
Net deferred tax assets	$2,660,539	$51,174
Deferred tax liabilities
IPR&D	$(2,764,186)	$-
Accrued expense	-	(697)
ROU asset	(94,272)	(50,477)
Total deferred tax liabilities	$(2,858,458)	$(51,174)
Total deferred tax assets / (liabilities)	$(197,919)	$-

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

The Company has Federal and State net operating loss (“NOLs”) carryforwards of approximately $416.4 million and $154.9 million, respectively, as of December 31, 2025 and 2024. $334.2 million in federal NOLs were generated in tax years beginning prior to January 1, 2018 and can be deducted at 100% of income, some of these NOLs start to expire in 2026. The remaining Federal NOLs of $82.2 million were generated in tax years beginning on or after January 1, 2018 and have an infinite carryforward period but are subject to 80% deduction limitation based upon pre-NOL deduction taxable income. State NOLs generated have various expiration rules and dates with the first amount of NOLs expiring in 2027.

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

The Company has approximately $0.2 million of federal and state deferred tax liabilities which the Company expects will be a future source of income for which deferred tax benefit can be recognized in the U.S. After consideration of this income source, the Company has net deferred tax assets of $123.0 million before considering the valuation allowance.

The Company has completed a scheduling exercise to demonstrate the timing of the reversal of its taxable temporary differences to ensure they will reverse in a period in which the deferred tax assets are available to be utilized. Based on this analysis, the Company concluded that federal and deferred tax assets would be available to be utilized in all such periods with the exception of certain tax years where an IPR&D related taxable difference is expected to generate future taxable income. Accordingly, a deferred tax liability has been recorded for the expected amount of deferred tax liabilities that cannot be offset by deferred tax assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2025 and 2024.

The Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by GAAP. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return that has not been reflected in measuring income tax expense for financial reporting purposes. The Company has determined that it does not have any material uncertain tax positions. The Company has not recorded any interest or penalties related to any uncertain tax positions in the consolidated statement of operations.

On July 4, 2025, the One Big Beautiful Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented through 2027. The Company does not anticipate the bill will have a material impact on the financial statements.

Note 12—Stockholders’ equity

Immediately prior to the closing of the Kintara Merger, all outstanding shares of Company preferred stock were converted into shares of Company common stock (which were converted into shares of Kintara common stock in the Merger), and upon completion of the merger, all warrants of the Company were converted into warrants to purchase Kintara common stock. All outstanding shares of the Company’s Preferred Stock were converted into 16,912,843 shares of common stock.

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

As of December 31, 2025, the Company had two classes of stock defined in its Amended and Restated Articles of Incorporation (the “Articles).

Common Stock – The Company is authorized to issue up to 200,000,000 shares of Common Stock based on the Articles. Holders of common stock are entitled to one vote for each share of common stock. As of December 31, 2025, there were 59,336,104 shares of common stock outstanding.

Preferred Stock – The Company is authorized to issue up to 5,000,000 shares of Preferred Stock based on the Articles.

The historical Kintara Series A Preferred Stock were assumed from the Kintara Merger has a stated value of $278,530 as of December 31, 2025.

ATM Offering

On November 3, 2025, the Company and H.C. Wainwright & Co., LLC (“Wainwright”) entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with respect to an at-the-market offering program under which the Company may sell shares of its common stock having an aggregate offering price of up to $50,000,000 through Wainwright as its sales agent. The Company has not issued any shares under the Offering Agreement as of December 31, 2025.

Private Placement

From June 2, 2025 to December 31, 2025, the Company entered and completed a private placement transaction in which it issued and sold 4,759,310 shares of common stock and warrants to purchase an aggregate of 4,759,309 shares of common stock. The Company received net proceeds of $11.2 million. Additionally, the Company issued warrants to purchase an aggregate of 189,616 shares of common stock to Paulson, the placement agent for this transaction There was $0.5 million from this offering that was purchased on December 31, 2025 (funded in January 2026) and included in the Company's consolidated balance sheets under Stock subscription receivable.

Registered Direct Offering

On December 9, 2025, the Company entered and completed the first closing of a registered direct offering in which it issued and sold 5,219,999 shares of common stock, Series A and Series B warrants to purchase an aggregate of 5,219,999 and 5,219,999 shares of common stock, respectively. The Company received net proceeds of $7.2 million. Additionally, the Company issued warrants to purchase an aggregate of 283,873 shares of common stock to Wainwright, the placement agent for this transaction at an exercise price of $2.0625 per share.

Shares issued to Former Kineta Employees

Subsequent to the completion of the Kineta Merger, the Company entered into consulting agreements with five former Kineta employees which provides for the payment of stock awards under the TuHURA Biosciences, Inc. 2024 Equity Incentive Plan (the “2024 Equity Plan”). The amounts payable of approximately $592,000 to such former Kineta employees are in satisfaction of separation payments that were assumed in connection with the Kineta Merger. Approximately 133,000 shares of common stock were issued at $2.50 per share under the 2024 Equity Plan. The Company recorded a loss in the amount of approximately $185,000 under other expense in the consolidated statements of operations.

Warrants – The following table summarizes the Company’s outstanding common stock warrants as of December 31, 2025

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

	Outstanding	Weighted average exercise price	Expiration dates
Historical TuHURA common stock warrants	7,661,273	$4.58	January 2026 to December 2030
Historical Kintara common stock warrants	10,199	$757.65	October 2026 to April 2027
2024 common stock warrants issued to financial advisor	297,029	$0.01	April 2027
PIPE investors common stock warrants	4,759,309	$3.31	December 2030
PIPE placement agent common stock warrants	189,616	$3.31	December 2030
Bridge loan common stock warrants	300,000	$1.92	October 2027 to December 2027
RDO Series A investors common stock warrants	5,219,999	$1.95	June 2031
RDO Series B investors common stock warrants	5,219,999	$1.95	December 2027
RDO placement agent common stock warrants	283,873	$2.06	December 2030

Warrant modifications

In August 2024, the Company extended the exercise period of its common stock purchase warrants issued in connection with Legacy TuHURA Series A Preferred Stock (the “Legacy Series A Warrants”) for an additional six months, with a new expiry date of February 12, 2025. There were no other changes in the terms of the Legacy Series A Warrants. As a result, a deemed dividend to the holders of the Legacy Series A Warrants in the amount of $965,177 was recorded as an increase in the net loss attributable to the common stockholders for the year ended December 31, 2024. The incremental value associated with the warrant modification was determined using a Black-Sholes pricing model using the original terms of the warrants and the modified terms of the warrants and the following assumptions: expected term of approximately 0.1 - 0.6 years, dividend yield of 0.0%, volatility of 75% -112%, and a risk free rate of 5.4% to 5.5%.

On September 5, 2025, certain Purchases (the "Deferral Investor") who agreed to invest an aggregate of $4.0 million or more in the Offering from June 2, 2025 and elected to defer $3.7 million to be purchased or funded by December 31, 2025, entered into an agreement (the “Final Purchase Agreements”) pursuant to which they agreed to immediately purchase an aggregate of $3.2 million of the Final Tranche Offering Amount in exchange for the Company’s agreement, set forth in a Warrant Amendment Agreement between the Company and each Deferral Investor (the “Warrant Amendment Agreements”), to extend the expiration dates of certain warrants to purchase an aggregate of 1.5 million shares of Company common stock that were issued by the Company’s predecessor in a 2024 private placement of convertible notes (the “2024 Warrants”). Under the Warrant Amendment Agreements, the expiration dates of the 2024 Warrants was extended to December 31, 2030. The modification of the 2024 Warrants was related to the Offering and the incremental fair value relating to the modification has no net equity effect.

"Penny" warrants

There were 297,029 warrants issued to our financial advisor, Wainwright, related to merger transaction costs in connection with the Merger. The warrants are considered “penny” warrants and are considered common stock outstanding as of December 31, 2025 (see note 4). The accounting for the warrants is determined to have zero net effect on total equity as of December 31, 2025. The fair value associated with the warrants was determined using Black-Sholes pricing model using the terms of the agreement and the following assumptions expected term of approximately 2.4 years, dividend yield of 0.0%, volatility of 120.4% and a risk free rate of 4.15% resulting in an estimated valuation of approximately $1,600,000.

Warrants exercised

There were 1,208,104 warrants and 646,580 warrants that were exercised in the years ended December 31, 2025 and 2024, respectively. and proceeds in the amount of $3,620,657 and $1,944,765. All outstanding warrants entitled the holder thereof to purchase one share of Company common stock.

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

Note 13—Stock option plans

Stock options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for all periods presented:

	2025	2024
Weighted average common stock value	$1.49	$4.76
Risk free interest rate	3.82% - 4.66%	4.10% - 4.35%
Expected dividend yield	0%	0%
Expected term	6.0 years	6.0 years
Expected stock volatility	101.9% - 105.3%	100.1% - 103.0%

Below is a summary of stock option activity for the year ending December 31, 2025:

		Weighted	Weighted
	Number	Average	Average
	of options	Exercise Price	Contractual Life
Outstanding at December 31, 2024	6,403,818	$5.11	7.44 years
Forfeited and cancelled	(394,487)	$3.79
Exercised	(307,633)	$2.11
Granted	12,329,727	$1.49
Outstanding at December 31, 2025	18,031,425	$2.35	8.91 years
Exercisable at December 31, 2025	3,257,047	$4.94	5.39 years

Options outstanding had an intrinsic value of $0 and $5,494,000 as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, there was $21,500,000 of unrecognized stock compensation, which will be recognized over the next three years.

Restricted Stock units

Restricted stock units (“RSU”) were assumed from the Merger issued to the former Kintara Chief Executive Officer and currently is a director of the Company, and 57 shares vested on August 1, 2025. The remaining shares assumed from the Merger, will vest on August 1, 2026, and such shares are not accounted for until they vest.

Stock compensation expense

Total stock-based compensation expense was allocated as follows:

	2025	2024
General and administrative	$2,051,112	$843,111
Research and development	4,373,618	1,115,552
Total stock-based compensation expense	$6,424,730	$1,958,663

Note 14—Commitments and contingencies

Lease Commitments – The Company leases facilities under non-cancelable operating leases for the laboratory and offices in Tampa, Florida. The current lease was extended in December 2025 and expires in March 2028. Additionally the Company entered into a finance lease for laboratory equipment in June 2025. Operating leases are included in operating lease right of use assets, lease liability,

TUHURA BIOSCIENCES, INC AND SUBSIDIARIES

Notes to the consolidated financial statements

For the years ended December 31, 2025, and 2024

current and long term. Finance leases are included in property and equipment, lease liability, current and long term.

Future minimum lease payments under these leases are as follows:

	Finance	Operating
Year ending December 31, 2026	$51,971	$186,034
Year ending December 31, 2027	51,971	196,221
Year ending December 31, 2028	25,985	49,650
Interest portion of right of use liability	(11,789)	(47,375)
Finance and operating lease liabilities	$118,138	$384,530

Operating leases - Total lease expense was approximately $172,000 and $163,000 for the years ended December 31, 2025 and 2024, respectively.

Cash paid for amounts included in the measurement of lease liabilities was approximately $173,000 and $160,000 for the years ended December 31, 2025 and 2024.

For the current lease, the weighted-average lease term is 2.25 years and 1.25 years and the weighted average discount rate is 10.0% as of December 31, 2025 and 2024.

Finance leases- Cash paid for amounts included in the measurement of finance lease liabilities was $54,315 for the year ended December 31, 2025. There were no finance leases for the year ended December 31, 2024. Interest on the finance lease liabilities amounted to approximately $5,000 for the year ended December 31, 2025.

For the current finance lease, the weighted-average lease term is 2.5 years and the weighted average discount rate is 7.5% as of December 31, 2025.

Employment Agreements – The Company maintains employment agreements with its Chief Executive Officer and Chief Financial Officer, each entered into in May 2023 by Legacy TuHURA, as amended and as subsequently assumed by the Company in connection with the closing of the Merger.

Future minimum payments under these employment agreements are as follows:

Year ending December 31, 2026	$874,000
$874,000

Note 15—Subsequent events

Subsequent events – The Company has evaluated subsequent events through March 31, 2026 in connection with the preparation of these financial statements, which is the date the financial statements were available to be issued.

Registered Direct Offering

In the first quarter of 2026, the Company completed the second and third closing from the December 2025 registered direct offering in which it issued and sold 4,242,424 shares of common stock, Series A and Series B warrants to purchase an aggregate of 4,242,424 and 4,242,424 shares of common stock. The Company received gross proceeds of $7.0 million.