Form 10-K/A
period 2025-12-31
TuHURA Biosciences, Inc./NV
filed 2026-04-30
CIK 1498382

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

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market (“Nasdaq”) on June 30, 2025 (the last business day of the registrant’s second fiscal quarter), was $111,000,000, based on the closing price on Nasdaq reported for such date. As of April 24, 2026 there were 63,682,528 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”) as filed by the registrant with the Securities and Exchange Commission (the “SEC”) on March 31, 2026. The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2026 Annual Meeting of Shareholders. The Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Items 10 through 14 of Part III of Form 10-K to be incorporated in the Form 10-K by reference from the registrant’s definitive proxy statement if such statement is filed not later than 120 days after the registrant’s fiscal year-end. The registrant is filing this Amendment to include Part III information in the Original Form 10-K because the registrant did not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. This Amendment hereby amends and restates in its entirety the cover page, and Part III, Items 10 through 14.

This Amendment is also being filed to correct certain inadvertent errors included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Original Form 10-K (the “MD&A”). Accordingly, Item 7 in this Amendment hereby amends and restates the MD&A included in the Original Forn 10-K. Such corrections are necessary to conform the MD&A to the consolidated financial statements included in the Original Form 10-K. No changes are being made to the Company’s consolidated financial statements included in the Original Form 10-K.

In addition, pursuant to SEC rules, Item 15 of Part IV of the Original Form 10-K is hereby amended to include, as Exhibits 31.3 and 31.4, new certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Exchange Act. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. We are not including new certifications required by Rule 13a-14(b) under the Exchange Act as no financial statements are included in this Amendment.

Except as set forth above, this Amendment does not modify or update the other disclosures presented in the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K (i.e., those events occurring after March 30, 2026) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the registrant’s other filings with the SEC.

In this Amendment, unless otherwise indicated or the context otherwise requires, all references to “TuHURA” “the registrant,” “the Company,” “we,” “us,” and “our” refer to TuHURA Biosciences, Inc. together with its subsidiaries.

i

TuHURA Biosciences, Inc.

Form 10-K/A (Amendment No. 1)

For the Year Ended December 31, 2025

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

Upon completion of the Kineta Merger, pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each share of Kineta common stock, par value $0.001 per share (each, a “Kineta Share”), issued and outstanding immediately prior to the First Merger, was converted into the right to receive 0.185298 shares of the Company’s common stock for an aggregate of approximately 2.9 million shares of Company common stock. Also pursuant to the terms and conditions of the TuHURA-Kineta

Merger Agreement, each Kineta Share received its pro rata portion of approximately 1.1 million shares of Company common stock in December 2025, in accordance with the terms of the TuHURA-Kineta Merger Agreement. In addition, each Kineta Share is entitled to the right to its pro rata share of cash consideration received by Kineta pursuant to disposed asset payments related to legacy Kineta assets. Such payments, if any, will be made at a later date and in accordance with the terms of the TuHURA-Kineta Merger Agreement. In each case, in lieu of the issuance of any fractional shares of Company common stock, we will pay an amount equal to the product of (A) such fractional share and (B) $5.7528. As of the date of this Annual Report, all 1.1 million shares of common stock were issued to the Kineta shareholders and no cash consideration has been received.

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

Also at the closing of the Kintara Merger, Kintara entered into a Contingent Value Rights Agreement with the Rights Agent (as defined in the Kintara Merger Agreement), pursuant to which holders of Kintara common stock and Kintara common stock warrants, in each case, as of the close of business on the business day immediately prior to the effective time of the Kintara Merger, received one contingent value right (a “CVR”) for each outstanding share of Kintara held by such stockholder (or, in the case of the warrants, each share of Kintara common stock for which such warrant is exercisable). Following the achievement of certain prescribed milestones, each CVR received in December 2025 its pro rata portion of 1.5 million shares of TuHURA common stock.

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

Acquisition-related costs. Acquisition related costs were $3.7 million and $0.4 million for the years ended December 31, 2025, and 2024, respectively, and represent costs incurred in relation to the Kineta Merger.

General and Administrative Expenses. General and administrative expenses were $7.6 million and $3.9 million for the years ended December 31, 2025, and 2024, respectively. The increase of $3.7 million was primarily due to increases in non-cash stock compensation expense, and costs associated with being a public company.

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

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $19.9 million, which consisted of $18.3 million net proceeds from the Private Placement in June 2025 and the Registered Direct Offering in December 2025, $3.0 million gross proceeds from the TuHURA bridge loan financing, and $3.6 million proceeds from the Legacy TuHURA warrants exercises, offset by $1.6 million payment of offering costs attributable to the June 2025 Private Placement and December 2025 Registered Direct Offering, $1.1 million payment in merger transaction costs and net liabilities attributable to Kintara, $1.5 million payment of the TuHURA bridge loan financing, $0.4 million payment of notes payable to former Kineta employees for separation payments assumed from the merger, and $0.4 million payment of Kineta debt assumed from the Kineta Merger.

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

Upon completion of the Kineta Merger, pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each Kineta Share issued and outstanding immediately prior to the First Merger, was converted into the right to receive 0.185298 shares of our common stock for an aggregate of approximately 2.9 million shares of our common stock. Also pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each Kineta Share received its pro rata portion of approximately 1.1 million shares of our common stock in December 2025, in accordance with the terms of the TuHURA-Kineta Merger Agreement. In addition, each Kineta Share is entitled to the right to its pro rata share of cash consideration received by Kineta pursuant to disposed asset payments related to legacy Kineta assets. Such payments, if any, will be made at a later date and in accordance with the terms of the TuHURA-Kineta Merger Agreement. In each case, in lieu of the issuance of any fractional shares of our common stock, we will pay an amount equal to the product of (A) such fractional share and (B) $5.7528.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the persons who serve as our executive officers and directors, and their ages as of April 30, 2026:

Name	Age	Position(s)
Executive Officers
James Bianco, M.D.	69	Chief Executive Officer and Director
Dan Dearborn	59	Chief Financial Officer
Non-Employee Directors
James Manuso, Ph.D., MBA	77	Director and Chairman of the Board
Alan List, M.D.	71	Director
George Ng	52	Director
Robert E. Hoffman	60	Director
Craig Tendler, M.D.	67	Director

Executive Officers

James Bianco, M.D. has served as our Chief Executive Officer and as a director since the completion of our reverse merger transaction with Kintara Therapeutics, Inc. completed in October 2024 (the “Kintara Merger”), and for TuHURA Biosciences, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Legacy TuHURA”), since July 1, 2021. Dr. Bianco was also the founder, Chief Executive Officer and Chairman of Morphogenesis Biopharma, Inc., a biotechnology company, from its inception in November 2018 through its dissolution in January 2023, following the transfer of its assets to us. Dr. Bianco is a 30-year veteran of the biopharmaceutical industry. In 1991, Dr. Bianco founded CTI Biopharma, Inc. (“CTI”) and from 1992 to 2016 was the Chief Executive Officer of CTI. During his tenure at CTI, Dr. Bianco was responsible for strategic portfolio development and identifying, acquiring, licensing, purchasing, or acquiring through international merger and acquisition, five drug candidates, four of which have since been approved by the FDA and with three receiving accelerated or conditional regulatory approval in the U.S. and/or E.U.

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

Non-Employee Directors

James S. Manuso, Ph.D., MBA, has served as a director of Legacy TuHURA since November 2022 and as our director and Chairman since the completion of the Kintara Merger. Dr. Manuso has also served as Chairman and Chief Executive Officer of Talfinium Investments, Inc., an investment entity and financial consultancy, since 2014. Since 2018, Dr. Manuso has served as managing member of Laurelside LLC, a family office, which he founded. Dr. Manuso has served on the board of Ocuphire Pharma, Inc., a public company (NASDAQ:OCUP) developing Nyxol in advanced clinical trials for the treatment of multiple visual disorders, since November 2020. From 2015 until 2018, Dr. Manuso served as President, Chief Executive Officer and Vice Chairman of RespireRx Pharmaceuticals Inc. (OTC QB:RSPI), a Phase 3-ready, clinical-stage respiratory and neurological pharmaceutical company. From July 2011 until October 2013, Dr. Manuso served as Chairman and Chief Executive Officer of Astex Pharmaceuticals,

Inc. (Nasdaq:ASTX) and led the sale of Astex Pharmaceuticals, Inc. to Otsuka Pharmaceutical Co., Ltd. (“Otsuka Pharmaceutical”). In 2013, he was a senior mergers and acquisitions advisor to Otsuka Pharmaceuticals’ executive management. Dr. Manuso has served as board chairman and chairman of the audit, governance and nominating, pricing and compensation committees of multiple companies’ boards, including Biotechnology Industry Organization; Novelos Therapeutics, Inc.; Merrion Pharmaceuticals Ltd. (MERR:IEX; Dublin, Ireland); Inflazyme Pharmaceuticals, Inc. (IZP-TSE; Vancouver, Canada); Symbiontics, Inc., which he co-founded (sold to BioMarin Pharmaceutical Inc. as ZyStor, Inc.); Montigen Pharmaceuticals, Inc.; Quark Pharmaceuticals, Inc.; Galenica Pharmaceuticals, Inc.; Supratek Pharma, Inc.; EuroGen, Ltd. (London, UK), where he was chairman; and the Greater San Francisco Bay Area Leukemia & Lymphoma Society, where he also served as vice president.

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

Robert E. Hoffman served as a director of Kintara from April 2018 through the completion of the Kintara Merger, as Chairman of Kintara from June 2018 through the completion of the Kintara Merger, as Chief Executive Officer and President of Kintara from November 2021 through the completion of the Kintara Merger, and as interim Chief Financial Officer of Kintara from June 1, 2023, through the completion of the Kintara Merger. Mr. Hoffman was appointed to our board in connection with the completion of the Kintara Merger. He has served as a member of board of directors of ASLAN Pharmaceuticals, Inc. (Nasdaq: ASLN), a publicly-held, clinical-stage immunology focused biopharmaceutical company, since October 2018, and as a member of the board of directors of FibroGenesis, a clinical-stage regenerative medicine company, since April 2021. He has also served as a member of board of directors, on the audit committee, and on the human resources and compensation committee of Antibe Therapeutics Inc. (“Antibe”), a publicly-held clinical-stage biotechnology company, since November 2020, and as Chairman of Antibe’s board of directors from May 2022 to April 2024. Mr. Hoffman served as Senior Vice President and Chief Financial Officer of Heron Therapeutics, Inc., a publicly-held pharmaceutical company, from April 2017 to October 2020. From July 2015 to September 2016, Mr. Hoffman served as Chief Financial Officer of AnaptysBio, Inc., a publicly-held biotechnology company. From June 2012 to July 2015, Mr. Hoffman served as the Senior Vice President, Finance and Chief Financial Officer of Arena Pharmaceuticals, Inc.

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

Craig Tendler, M.D. was appointed as a member of our board of directors on March 10, 2025. Dr. Tendler is an experienced pharmaceutical and biotech industry professional. From January 2010 through December 2024, Dr. Tendler served as the Vice President, Oncology Clinical Development, Diagnostics, and Global Medical Affairs of Johnson & Johnson Innovative Medicine Research & Development where was responsible for creating and overseeing robust development plans, including optimal integration of biomarkers and diagnostics, and comprehensive data generation activities for all products in the oncology portfolio. During his tenure at Johnson & Johnson, Dr. Tendler and his team worked in collaboration with the FDA and the European Medicines Agency to secure worldwide approvals of transformational treatment in prostate cancer, hematologic malignancies, as well as for lung and bladder cancer. He played an instrumental role in achieving 13 FDA breakthrough designations for accelerating the early development of promising investigational medicines intended for the treatment of serious oncology conditions.

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

Director Independence

Based on information provided by each director concerning his background, employment and affiliations, each of the directors on our board of directors, other than Dr. James Bianco and Robert E. Hoffman, currently qualify as independent directors, as defined under Nasdaq listing rules (the “Nasdaq listing rules”), and our board of directors consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of certain committees of our board of directors, as discussed below.

On March 18, 2026, we entered into a Consulting Agreement with Tendler Biotech Consulting LLC, an entity owned by our director Craig Tendler, under which Dr. Tendler provides, through Tendler Biotech, specified consulting services on an as-requested basis relating to the Company’s development strategy and operations in connection with the Company’s product pipeline. As a result of this Consulting Agreement, pursuant to which Tendler Biotech will receive an hourly fee, Dr. Tendler may in the future cease to be considered an “independent director” of the Company.

Committees of Our Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which operate pursuant to a charter adopted by our board of directors. Our board of directors may also establish other committees from time to time to assist our company and our board of directors.

Name*	Audit Committee	Compensation Committee	Governance and Nominating Committee
James Manuso, Ph.D., MBA.*	Chairman	Member
Alan List, M.D.	Member	Chairman	Member
George Ng.	Member		Chairman
Craig Tendler, M.D.			Member

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

The nominating and corporate governance committee of our company consists of George Ng (chairman),Alan List, M.D. and Craig Tendler, M.D. We believe that the composition of the nominating and corporate governance committee meets the requirements for independence under, and the functioning of such nominating and corporate governance committee complies with, any applicable requirements of the rules and regulations of Nasdaq.

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

Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors

We adopted a Code of Ethics and Conduct that applies to all of our executive officers, financial and accounting officers, our directors, financial managers and all of our employees. Each of the members of our board of directors is committed to a high standard of corporate governance practices and, through their respective oversight roles, encourage and promote a culture of ethical business conduct. A copy of our Code of Ethics and Conduct is posted under the “Investors” tab on our website, which is located at www.tuhurabio.com.

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

Policy Relating to Recovery of Erroneously Awarded Compensation (Clawback Policy)

We have instituted a clawback policy in accordance with the Nasdaq’s final rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, effective October 2, 2023, to support a culture of focused, diligent and responsible management that discourages conduct detrimental to our growth. The policy applies to each person who serves as an executive officer of our company, as defined in Rule 10D-1(d) under the Exchange Act, which include our named executive officers (each, a “covered employee”). In the event of a qualifying financial restatement, a covered employee will be required to forfeit erroneously awarded incentive compensation to the Company to the extent required under applicable law.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes of ownership with the SEC. Based solely on our review of the copies of such forms furnished to us, we believe that during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with on a timely basis, except for a late Form 4 filed by each of Dan Dearborn and James A. Bianco for a grant of stock options on December 12, 2025, and a late Form 4 filed by Craig Tendler for a grant of stock options on March 10, 2025.

Item 11. Executive Compensation.

On October 18, 2024, we completed the Kintara Merger with Legacy TuHURA. At the effective time of the Kintara Merger, our management was replaced with the management of Legacy TuHURA. Unless otherwise indicated, the disclosures in this section regarding our common stock or securities convertible into common stock for periods or as of a date that precedes the closing of the Kintara Merger have been adjusted to give effect to the transactions and 35-for-1 reverse stock split consummated in connection with the Kintara Merger.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future could vary significantly from our historical practices and currently planned programs summarized in this discussion.

Executive Compensation Overview

Our named executive officers (“NEOs”) for the year ended December 31, 2025, which consist of each person who served as our principal executive officer and the next two most highly-compensated executive officers who served during the year ended December 31, 2025, are as follows:

•
James Bianco, M.D., our President and Chief Executive Officer; and
•
Dan Dearborn, our Chief Financial Officer.

Summary Compensation Table

The following table summarizes the compensation earned by, awarded to or paid to the NEOs for the years ended December 31, 2025 and 2024:

Name and Principal Position	Fiscal year	Salary ($)	Bonus	Stock Awards ($)	Option Awards(1)	All Other Compensation ($)(2)	Total ($)
Dr. James Bianco	2025	544,559	490,536	-	2,872,000	80,000	$3,987,095
President and Chief Executive Officer	2024	463,734	623,750	-	4,900,000	80,000	$6,067,484
Dan Dearborn	2025	380,643	163,393	-	1,288,000	-	$1,832,036
Chief Financial Officer	2024	339,101	375,000	-	2,200,000	-	$2,914,101

(1)
Amounts in this column represent the aggregate grant date fair value of stock options awarded during 2025 and 2024, computed in accordance with FASB Accounting Standards Codification Topic 718. For more information regarding the assumptions used in this calculation, see Note 10 to our financial statements included in the Original Form 10-K.
(2)
Amounts in this column represent life insurance premiums paid by us on behalf of Dr. Bianco and Mr. Dearborn. For more information regarding other compensation awarded or paid to the NEOs, see “— Narrative Disclosure to Summary Compensation Table — Other Compensation” below.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Dr. James Bianco. On March 29, 2024, we entered into a second amended and restated employment agreement with Dr. Bianco under which Dr. Bianco serves as our President and Chief Executive Officer for an initial term of two years, unless earlier terminated. Dr. Bianco’s employment agreement provides that he will serve as the President and Chief Executive Officer of our company. Upon the expiration of the initial two-year term, the term of Dr. Bianco’s employment agreement will automatically extend, upon the same terms and conditions, for additional periods of one year, unless, either party gives 90 days’ prior notice of its intention not to extend the term. Dr. Bianco’s annual base salary for fiscal year 2026 is $605,965, to be reviewed periodically by our board of directors or any compensation committee thereof. Dr. Bianco is also eligible for consideration to receive an annual incentive bonus of up to 125% of his base salary and a discretionary bonus. The amount of any incentive bonus is to be established annually based on objectives determined by our board of directors or any compensation committee thereof, and the timing and amount of any discretionary bonus is to be determined at the sole discretion of our board of directors or any compensation committee thereof. Dr. Bianco must remain employed on the date any bonus is to be paid to receive such bonus. Dr. Bianco’s employment agreement also provides that we will pay for a $2,000,000 term life insurance policy for the benefit of Dr. Bianco’s designated beneficiaries. Dr. Bianco’s employment agreement provides that if Dr. Bianco’s employment is terminated for any reason, Dr. Bianco shall receive any base salary that had accrued but not been paid, payment of accrued and unused vacation time, and any reimbursement due to him pursuant to his employment agreement (“Accrued Obligations”). Additionally, if Dr. Bianco is terminated without cause, including by notice of non-extension of his employment agreement, or he resigns for good reason, as such terms are defined in his employment agreement, and he executes a release of claims in the form prescribed by us within 30 days of the termination, (A) we are obligated to pay to Dr. Bianco (i) his Accrued Obligations, (ii) two years of his base salary plus an amount equal to the average of his two prior years’ bonuses, paid in one lump sum within 30 days of the separation, and (iii) reimbursement for monthly premiums to continue health insurance for two years or until other health insurance is obtained by Dr. Bianco and (B) any unvested portion of any outstanding options or unvested shares of our common stock granted to Dr. Bianco will immediately vest and become exercisable and will remain exercisable for a period of seven years following the date of his separation. If Dr. Bianco’s termination occurs upon the same circumstances, except that it occurs immediately prior to, upon, or within two years following a Change of Control (as defined in Dr. Bianco’s employment agreement), Dr. Bianco’s bonus payment will instead be an amount equal to the greater of the average of the two prior years’ bonuses or 50% of his base salary.

Dan Dearborn. On March 29, 2024, we entered into a second amended and restated employment agreement with Mr. Dearborn under which Mr. Dearborn serves as our Chief Financial Officer for an initial term of two years, unless earlier terminated. Mr. Dearborn’s employment agreement also provides that he will serve as the Chief Financial Officer of our company. Upon the expiration of the initial two-year term, the term of Mr. Dearborn’s employment agreement will automatically extend, upon the same terms and conditions, for additional periods of one year, unless, either party gives 90 days’ prior notice of its intention not to extend the term. Mr. Dearborn’s annual base salary for fiscal year 2026 is $403,676, to be reviewed periodically by our board of directors or any compensation committee thereof. Mr. Dearborn is also eligible for consideration to receive an annual incentive bonus up to 100% of his base salary and a discretionary bonus. The amount of any incentive bonus is to be established annually based on objectives determined by our board of directors or any compensation committee thereof, and the timing and amount of any discretionary bonus is to be determined at the sole discretion of our board of directors or any compensation committee thereof. Mr. Dearborn must remain employed on the date any bonus is to be paid to receive such bonus. Mr. Dearborn’s employment agreement provides that if Mr. Dearborn’s employment is terminated for any reason, Mr. Dearborn shall receive his Accrued Obligations. Additionally, if Mr. Dearborn is terminated without cause, including by notice of non-extension of his employment agreement, or he resigns for good reason, as such terms are defined in his employment agreement, and he executes a release of claims in the form prescribed by us within 30 days of the termination, (A) we are obligated to pay to Mr. Dearborn (i) his Accrued Obligations, (ii) one year of his base salary plus an amount equal to the average of his two prior years’ bonuses, paid in one lump sum within 30 days of the separation, and (iii) reimbursement for monthly premiums to continue health insurance for one year or until other health insurance is obtained by Mr. Dearborn and (B) any unvested portion of any outstanding options or unvested shares of our common stock granted to Mr. Dearborn will immediately vest and become exercisable and will remain exercisable for a period of seven years following the date of his separation. If Mr. Dearborn’s termination occurs upon the same circumstances, except that it occurs immediately prior to, upon, or within two years following a Change of Control (as defined in Mr. Dearborn’s employment agreement), Mr. Dearborn’s bonus payment will instead be an amount equal to the greater of the average of the two prior years’ bonuses or 50% of his base salary.

Base Salaries

The base salaries for Dr. Bianco and Mr. Dearborn for fiscal years 2024 and 2025 were established in connection with their employment agreements. The table below sets forth the base salary as of December 31, 2025, for each NEO.

Name	Base Salary (as of 12/31/2025)
Dr. James Bianco	$544,559
Dan Dearborn	$380,643

Annual Bonuses

Each NEO is eligible to receive an annual incentive bonus based on objectives determined by our board of directors or any compensation committee thereof.

A target annual bonus, as a percentage of base salary, is established for each NEO, as set forth in the table below. Following review of individual performance during fiscal 2025, our board of directors (or the compensation committee, as applicable) determined that it was appropriate to award the following annual bonuses for fiscal 2025.

Name	Target Bonus (% of Salary)	2025 Annual Bonus
Dr. James Bianco	90%	$490,536
Dan Dearborn	43%	$163,393

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding stock options held by the NEOs as of December 31, 2025.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Dr. James Bianco	357,801		-		$3.69	7/1/2031
President and Chief Executive Officer	47,707	(1)	23,853		$3.69	4/7/2033
	63,761	(3)	127,520		$4.14	2/28/2034
	355,330	(4)	710,660		$4.94	11/12/2034
	-	(5)	3,414,891		$1.02	12/12/2035
Dan Dearborn	68,439		-		$2.42	12/20/2026
Chief Financial Officer	232,531	(2)	-	(2)	$3.69	11/15/2032
	10,496	(1)	5,248	(1)	$3.69	4/7/2033
	22,220	(3)	44,437		$4.14	2/28/2034
	163,282	(4)	326,566		$4.94	11/12/2034
	-	(5)	1,531,367		$1.02	12/12/2035

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
(5)
This option vests, in arrears, in three equal annual installments over three years from the grant date of December 12, 2025, subject to his continuous service on each vesting date

Potential Payments Upon Termination or Change in Control

Under the employment agreements with the NEOs, in the event the NEO is terminated by us other than for “Cause” or by the NEO for “Good Reason,” the NEO will be eligible for the following severance benefits if he executes a release of claims in the form prescribed by us within 30 days of the termination: (A) payment of (i) employee’s Accrued Obligations, (ii) two years of base salary plus an amount equal to the greater of the average of such employee’s two prior years’ bonuses or 50% of such employee’s then-base salary, paid in one lump sum within 30 days of the separation, and (iii) reimbursement for monthly premiums to continue health insurance for two years or until other health insurance is obtained by such employee and (B) any unvested portion of any outstanding options or unvested shares of our common stock granted to such employee will immediately vest and become exercisable and will remain exercisable for a period of seven years following the date of such employee’s separation. If the termination of the NEO occurs upon the same circumstances, except that it occurs immediately prior to, upon, or within two years following a Change of Control (as defined in the NEO’s employment agreements), the NEO’s bonus payment will instead be an amount equal to the greater of the average of the two prior years’ bonuses or 50% of his base salary. The Kintara Merger was not deemed a Change of Control for purposes of each NEO employment agreement, and the merger transaction with Kineta, Inc. was not deemed a Change of Control for purposes of each NEO employment agreement.

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

Summary Description of Our Equity Plans

TuHURA (f/k/a Morphogenesis, Inc.) 2019 Amended and Restated Equity Incentive Plan

The 2019 Plan was approved by the Legacy TuHURA board of directors and its stockholders in January 2019. The 2019 Plan, which amended and restated the TuHURA 2016 Stock Option Plan, provided for the issuance of up to 20,000,000 shares of Legacy TuHURA common stock, which includes the number of outstanding awards made pursuant to the TuHURA 2016 Stock Option Plan. The 2019 Plan allowed for awards of incentive stock options to TuHURA’s employees, nonqualified stock options to TuHURA’s directors, restricted stock, restricted stock units, and other stock-based awards. In connection with the closing of the Kintara Merger, TuHURA (f/ka Kintara Therapeutics, Inc.) assumed all outstanding awards under the 2019 Plan. No further grants will be made under the 2019 Plan.

2024 Equity Incentive Plan

In connection with the Kintara Merger, our board of directors approved the 2024 Plan on August 7, 2024, which was subsequently approved at a special meeting of our stockholders held on October 4, 2024. The 2024 Plan replaced the Kintara Therapeutics, Inc. 2017 Omnibus Equity Incentive Plan, as amended (the “Legacy Kintara Plan”), of which no further grants will be made under. The following is a summary of certain terms and conditions of the 2024 Plan.

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

Stock Subject to the 2024 Plan. The 2024 Plan provides that 11,000,000 shares of our common stock are reserved for issuance under the 2024 Plan, all of which may be issued pursuant to the exercise of incentive stock options. The aggregate number of shares of common stock reserved for issuance under the 2024 Plan increases annually on the first day of each fiscal year after the consummation of the Kintara Merger, commencing on the first day of our fiscal year 2025 and with a final increase on the first day of the 2034 fiscal year, by a number of shares of common stock (“Evergreen Shares”) equal to the lesser of: (i) 5.0% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding fiscal year or (ii) such other number of shares (which may be zero) as our board of directors may determine. Evergreen Shares may not be issued pursuant to the exercise of incentive stock options. The number of shares reserved for issuance under the 2024 Plan increased by 2,116,187 Evergreen Shares on January 1, 2025 and an additional 2,996,828 Evergreen Shares on January 1, 2026.

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

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2025. Dr. James Bianco, our Chief Executive Officer, did not receive any compensation for his service as a member of our board of directors for the fiscal year ended December 31, 2025. Dr. Bianco’s compensation for service as an employee for fiscal year 2025 is presented in the section titled “Executive Compensation—Summary Compensation Table” above.

Name	Year	Fees Earned or Paid in Cash	Option Awards(2)	Total ($)
James Manuso, Ph.D.	2025	$91,000	$199,865	$290,865
Alan List, M.D.	2025	$63,500	$171,975	$235,475
George Ng	2025	$57,500	$171,975	$229,475
Robert Hoffman	2025	$40,000	$171,975	$211,975
Craig Tendler M.D. (1)	2025	$33,750	$233,140	$266,890

(1)
Mr. Tendler was appointed to our board of directors on March 10, 2025.
(2)
Represents the fair value of stock option awards granted to its directors during the fiscal year ended December 31, 2025.

Non-Employee Director Compensation Program

The following describes the material terms of our Non-Employee Director Compensation Program (the “Program”), as adopted by our board of directors effective January 1, 2025. The Program provides for both cash retainers and equity-based compensation payable to each member of our board who is not an employee of the Company or any parent or subsidiary of the Company. Cash and equity compensation under the Program is paid or granted automatically without further board of director action, unless a non-employee director declines receipt by written notice to the Company. The board of directors may amend, modify, or terminate the Program at any time in its sole discretion.

Cash Compensation

Beginning January 1, 2025, each non-employee director is entitled to receive the following annual cash retainers:

Each non-employee director receives an annual retainer of $40,000 for service on our board of directors, except that the Chair of the Board receives an annual retainer of $70,000. In addition, non-employee directors serving on standing committees of our board of directors receive the following additional annual retainers for their committee service:

Committee	Chairperson Retainer	Member Retainer
Audit Committee	$15,000	$7,500
Compensation Committee	$11,000	$6,000
Nominating and Corporate Governance Committee	$10,000	$5,000

All annual retainers are earned on a quarterly basis based on a calendar quarter and are paid by the Company in arrears not later than the fifteenth day following the end of each calendar quarter. In the event a non-employee director does not serve for an entire calendar quarter, the retainer is prorated for the portion of the quarter actually served.

Equity Compensation

Under the Program, each non-employee director who is serving on our board of directors as of the first business day of January each year is automatically granted stock options to purchase shares of the Company's common stock under the 2024 Plan or any other applicable equity incentive plan then maintained by the Company. The number of stock options granted is determined by dividing (A) $185,000 (or $215,000 in the case of the Chair of the Board) by (B) the Black-Scholes value of the right to purchase one share of our common stock on the date of grant, using the assumptions employed by the Company for financial statement purposes and the closing price per share on the date of grant.

Each annual option award vests in three equal installments on the first three anniversaries of the date of grant, subject to the non-employee director’s continued service on our board of directors through each applicable vesting date. Unless the board of directors otherwise determines, no unvested portion of an award will vest following a non-employee director’s termination of service. Notwithstanding the foregoing, all outstanding equity awards held by a non-employee director become fully vested upon the director's death or disability, or upon a Change of Control (as defined in the 2024 Plan).

The board of directors retains discretion to determine that future awards may be granted, in whole or in part, in the form of alternative equity awards permitted under the 2024 Plan, such as restricted stock. All grants under the Program are subject to the terms and provisions of the 2024 Plan and the applicable award agreements.

As of December 31, 2025, each of our non-employee directors held the following outstanding options:

Name	Shares Subject to Outstanding Options
James Manuso, Ph.D.	86,696
Alan List, M.D.	78,381
Robert Hoffman	54,806
George Ng	114,161
Craig Tendler	151,883

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2025, with respect to all of our equity compensation plans in effect on that date:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	18,031,425	$2.35	4,606,428
Equity compensation plans not approved by security holders	-	$-	-
Total	18,031,425	$2.35	4,606,428

(1)
Includes the following plans: the Legacy Kintara Plan, the 2019 Plan and the 2024 Plan. Includes 6,345 options outstanding under the Legacy Kintara Plan, 3,269,825 options outstanding under the 2019 Plan, 3,127,648 options outstanding under the 2024 Plan and 57 RSUs outstanding under the Legacy Kintara Plan.
(2)
The weighted average exercise price is calculated based solely on outstanding stock options.
(3)
As of December 31, 2025, a total of 11,000,000 shares were reserved for issuance pursuant to the 2024 Plan. Following the Kintara Merger, we did not grant any awards under the 2019 Plan or the Legacy Kintara Plan, but all outstanding awards under such plans continue to be governed by their existing terms. The 2024 Plan has an evergreen provision that allows for an annual increase annually on the first day of each fiscal year, commencing with fiscal year 2025 and with a final increase on the first day of the 2034 fiscal year, by a number of shares of our common stock equal to the lesser of: (i) 5.0% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding fiscal year or (ii) such other number of shares (which may be zero) as our board of directors may determine. The number of shares available for future issuance under the 2024 Plan increased by 2,116,187 and 2,996,828 as of January 1, 2025 and 2026, respectively, due to the effect of this evergreen provision.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To our knowledge, the following table sets forth certain information regarding the beneficial ownership of our common stock as of April 30, 2026 (the “Beneficial Ownership Date”) (except as indicated below) by:

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

The table lists applicable percentage ownership based on 63,682,528 shares of common stock outstanding as of the Beneficial Ownership Date. The number of shares beneficially owned includes shares of common stock that each person has the right to acquire within 60 days of the Beneficial Ownership Date, including upon the exercise of stock options, warrants and the settlement of restricted stock units. These stock options, warrants and restricted stock units shall be deemed to be outstanding for the purpose of computing the percentage of outstanding shares of common stock owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of outstanding shares of common stock owned by any other person.

This table is based upon information supplied by our officers, directors as of the record date and the principal stockholders and Schedules 13D and 13G filed with the SEC.

Name of Beneficial Owner(1)	Common Stock Beneficially Owned	%
Directors and Named Executive Officers
James Bianco(2)	3,235,519	5.01%
Dan Dearborn(3)	524,476	*
George Ng(4)	79,977	*
Alan List(5)	44,197	*
James Manuso(6)	46,969	*
Robert E. Hoffman(7)	24,260	*
Craig Tendler(8)	50,627	*
All Officers and Directors as a group (7 Total)	4,006,025	6.13%
Greater than 5% Stockholders
Vijay Patel(9)	25,112,955	32.81%
Matthew Nachtrab(10)	6,615,076	9.99%
Highbridge(11)	6,060,608	8.69%
Samir Patel(12)	3,662,504	5.63%

*Represents beneficial ownership of less than 1%.

(1)
Except as otherwise indicated, the address of each beneficial owner is c/o TuHURA Biosciences, Inc., 10500 University Center Dr., Suite 110, Tampa, FL 33612.
(2)
Consists of (i) 2,323,307 shares of our common stock and (ii) 912,212 options to purchase our common stock held directly by Dr. Bianco exercisable within 60 days after the Beneficial Ownership Date.

(3)
Consists of 524,476 options to purchase our common stock held directly by Mr. Dearborn exercisable within 60 days after the Beneficial Ownership Date.
(4)
Consists of 79,977 options to purchase our common stock held directly by Mr. Ng exercisable within 60 days after the Beneficial Ownership Date.
(5)
Consists of 44,197 options to purchase our common stock held directly by Dr. List exercisable within 60 days after the Beneficial Ownership Date.
(6)
Consists of 46,969 options to purchase our common stock held directly by Dr. Manuso exercisable within 60 days after the Beneficial Ownership Date.
(7)
Consists of (i) 3,641 shares of our Common Stock and (ii) 20,619 options to purchase our common stock held directly by Mr. Hoffman exercisable within 60 days after the Beneficial Ownership Date.
(8)
Consists of 50,627 options to purchase our common stock held directly by Dr. Tendler exercisable within 60 days after the Beneficial Ownership Date.
(9)
Consists of (i) 12,241,981 shares of our common stock held by K&V Investment One LLC (“K&V Investment”), (ii) 21,253 shares of our common stock held directly by Vijay Patel, and (iii) 12,849,721 shares of our common stock issuable pursuant to warrants that are held by K&V Investment that are exercisable within 60 days after the Beneficial Ownership Date. Mr. Vijay Patel is the manager of K&V Investment and may therefore be deemed to have voting and dispositive power over the shares held by such entity. Mr. Patel disclaims beneficial ownership of the shares held by K&V Investment except to the extent of his pecuniary interest therein. Such disclosed ownership does not include an aggregate of 1,878,287 shares of common stock that may become issuable to Parkview Holdings One LLC, an affiliate of K&V Investment and by which Mr. Patel is the manager of, pursuant to the terms of that certain Fee Letter, dated April 21, 2026.
(10)
Consists of (i) 4,082,515 shares of our common stock held by the Matthew Joseph Nachtrab December 2014 Revocable Trust, and (ii) 2,532,561 shares of our common stock issuable pursuant to warrants that are exercisable within 60 days after the Beneficial Ownership Date held by the Matthew Joseph Nachtrab December 2014 Revocable Trust.
(1)
Consists of 6,060,608 of our common stock issuable pursuant to warrants that are exercisable within 60 days after the Beneficial Ownership Date held by Highbridge Capital Management, LLC.
(11)
Consists of (i) 1,826,007 shares of our common stock held directly by Pranabio Investments, LLC (“Pranabio”), (ii) 462,368 shares of common stock held directly by Garden Street House LLC (“Garden Street”) (iii) 1,034,507 shares of our common stock issuable pursuant to warrants that are exercisable within 60 days after the Beneficial Ownership Date held by Pranabio, and (iv) 339,622 shares of our common stock held directly by Garden Street. Mr. Samir Patel is the sole manager and member of Pranabio and Garden Street. Mr. Samir Patel disclaims beneficial ownership of the shares held by Pranabio and Garden Street except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the section titled “Executive Compensation,” in this Annual Report, the following is a description of each transaction involving the Company since January 1, 2024 and each currently proposed transaction in which:

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

Parkview Holdings One LLC Transactions

Loan Agreement

On April 21, 2026, the Company entered into a Loan Agreement (the “Loan Agreement”) with Parkview Holdings One LLC (“Parkview”), an affiliate of K&V Investment, a holder of more than 5% of the fully diluted capital stock of the Company, which such entity is owned by Vijay Patel. Pursuant to the Loan Agreement, Parkview agreed to extend a $50 million revolving credit facility to the Company, maturing on April 21, 2031, to fund general corporate purposes, including clinical trials and development programs. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at 12% per annum (plus an additional 6% during any event of default), payable monthly in arrears. If the Company achieves net profits from pharmaceutical product sales for two consecutive fiscal quarters, it is obligated to repay principal equal to 75% of such net profits from the prior quarter.

Fee Letter

In connection with the Company’s entrance into the Loan Agreement, on April 21, 2026, the Company and Parkview entered into a Fee Letter whereby the Company agreed to pay a one-time commitment fee of $5 million (representing 10% of the total commitment), which the Company elected to pay by issuing 1,878,287 shares of Company common stock (the “Loan Fee Shares”) to Parkview, subject to stockholder approval. The Company also agreed to pay an annual facility fee of 1.5% of the total commitment beginning on the first anniversary of the Loan Agreement.

Royalty Agreement

In connection with the Loan Agreement, the Company entered into a Royalty Agreement (the “Royalty Agreement”), dated April 21, 2026, granting Parkview an annual royalty in the low to mid-single digits on Net Sales (as defined in the Royalty Agreement) of products based on the Company's IFx-2.0 intellectual property, up to $450 million in Net Sales per year, continuing through the last-to-expire patent covering IFx-2.0.

Warrant Amendment Agreements

In addition, pursuant to the terms of the Loan Agreement, the Company and Parkview entered into two Warrant Amendment Agreements (the “Warrant Amendment Agreements”) to extend to April 21, 2031, the exercise period during which 4,364,873 of the Company’s warrants to purchase common stock held by K&V Investment may be exercised (3,049,432 of such warrants have an exercise price of $3.69 per share and 1,315,441 of such warrants have an exercise price of $5.70 per share, and such warrants constitute all of the Company warrants held by K&V Investment other than warrants issued in the Company’s registered direct offering which had its first closing on December 10, 2025).

Consulting Agreement with Tendler Biotech Consulting

On March 18, 2026, we entered into a Consulting Agreement with Tendler Biotech Consulting LLC, an entity owned by one of directors, Dr. Craig Tendler. Under this agreement, Dr. Tendler provides, through Tendler Biotech, specified consulting services on an as-requested basis relating to the Company’s development strategy and operations in connection with the Company’s product pipeline. Under this agreement, Tendler Biotech is entitled to receive an hourly fee of $1,250 and reimbursement of reasonable out-of-pocket expenses. The Consulting Agreement has a term of two years but may be terminated early by either party at any time upon at least 15 days’ prior written notice. There have been no fees paid or accrued to Tendler Biotech under this Agreement from March 18, 2026 through April 30, 2026, although such fees may in the future exceed $120,000 in any 12-month period.

December 2025 Offering

On December 9, 2025 (the “First Closing”), the Company and K&V Investment entered into a Securities Purchase Agreement whereby (the “Securities Purchase Agreement”) K&V Investment agreed to purchase $7 million (the “Subscription Amount”) for the issuance of an aggregate of 9,462,423 shares of common stock (the “K&V Shares”),9,462,423 series A common stock purchase warrants (the “Series A Warrants”) and 9,462,423 series B common stock purchase warrants (the “Series B Warrants”). On the same date, the Company and K&V Investment entered into a Side Letter to the Securities Purchase Agreement (the “Side Letter”) whereby the Company and K&V Investment agreed that K&V Investment would fund and purchase such securities (i) with respect to $5 million of the Subscription Amount, on a date chosen by K&V Investment to be no later than January 30, 2026 and (the “Second Closing”) and (ii) with respect to $2 million of the Subscription Amount, at a date chosen by K&V Investment no later than February 27, 2026 (the “Third Closing”).

Pursuant to the terms of the Securities Purchase Agreement and the Side Letter, the issuance of the K&V Shares, Series A Warrants and Series B Warrants to K&V Investment occurred in three tranches. At the First Closing, the Company issued an aggregate of 5,219,999 shares of common stock, Series A Warrants to purchase up to an aggregate of 5,219,999 shares of common stock and Series B Warrants to purchase up to an aggregate of 5,219,999 shares of common stock. At the Second Closing, the Company issued an aggregate of 3,030,303 shares of common stock, Series A Warrants to purchase up to an aggregate of 3,030,303 shares of common stock and Series B Warrants to purchase up to an aggregate of 3,030,303 shares of common stock. At the Third Closing, the Company issued an aggregate of 1,212,121 shares of common stock, Series A Warrants to purchase up to an aggregate of 1,212,121 shares of common stock and Series B Warrants to purchase up to an aggregate of 1,212,121 shares of common stock. The Series A Warrants expire five and one-half years from the date of the First Closing and the Series B Warrants expire twenty-four months from the date of the First Closing. Each Series A Warrant and Series B Warrant has an exercise price of $1.95 per share and is exercisable beginning six months after the date of issuance.

Lending Transaction

On October 27, 2025, the Company entered into a Secured Promissory Note and Loan Agreement (the “Nachtrab Loan Agreement”) with the Matthew Nachtrab Revocable Trust dated 12/18/2014, a holder of more than 5% of the fully diluted capital stock of the Company (the “Lender”). Pursuant to the terms of the Nachtrab Loan Agreement, the Lender agreed to make loans to the Company in an aggregate principal amount of up to $3.0 million (the “Loans”) during a 30-day availability period beginning on the date of the Loan Agreement (the “Availability Period”). The Lender advanced the first Loan to the Company in the amount of $1.5 million simultaneously with the execution of the Loan Agreement (the “First Loan”).

On December 2, 2025, the Company and Lender entered into an amendment to the Loan Agreement (the “Amendment”) pursuant to which (i) the Lender agreed to extend the Availability Period to December 5, 2025 and (ii) the Company and Lender agreed that warrants issuable to the Lender under the Loan Agreement would consist of a warrant to purchase 150,000 shares of Company common stock for each $1.5 million of funds borrowed under the Loan Agreement (including under the First Loan), prorated for borrowings less than $1.5 million. Following the execution of the Amendment, on December 2, 2025, the Company borrowed an additional $1.5 million from the Lender under the Loan Agreement (the “Second Loan”), which resulted in aggregate Loans of $3.0 million made to the Company under the Loan Agreement. On the same date, the Company issued to the Lender an additional warrant to purchase an aggregate of 234,783 shares of Company common stock at an exercise price of $1.81 per share, consisting of 84,783 shares as a result of the First Loan and 150,000 shares as a result of the Second Loan. Such warrant expires two years from the issuance date. The Company satisfied and paid in full all principal and interest under the Nachtrab Loan Agreement on December 12, 2025.

June 2025 Offering

On June 2, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with investors, of which included Pranabio Investments LLC and Garden Street House, LLC, affiliates of Samir Patel, and Matthew Nachtrab (collectively, the “Deferral Investors”), beneficial owners of greater than 5% of the Company’s fully diluted capital stock, for the purchase of shares and common stock purchase warrants at an exercise price equal to $3.3125 for a combined effective offering price for each share of common stock and accompanying common stock purchase warrants of $2.65. Approximately $3.7 million of the offering (the “Final Tranche Offering Amount”) was agreed to be purchased and funded by December 31, 2025 by the Deferral Investors, who agreed to defer the purchase of a portion of their subscribed shares of common stock and common stock purchase warrants. Each of the Deferral Investors paid their respective Final Tranche Offering Amount by December 31, 2025.

In addition, on September 5, 2025, each of Deferral Investors and the Company entered into an agreement (the “Final Purchase Agreements”) pursuant to which they agreed to immediately purchase an aggregate of $3.2 million of the Final Tranche Offering Amount in exchange for the Company’s agreement, set forth in a Warrant Amendment Agreement between the Company and each Deferral Investor (the “Warrant Amendment Agreements”), to extend the expiration dates of certain warrants to purchase an aggregate of 1.5 million shares of Company common stock that were issued by the Company’s predecessor in a 2024 private placement of convertible notes (the “2024 Warrants”). Under the Warrant Amendment Agreements, the expiration dates of the 2024 Warrants was extended to December 31, 2030.

TuHURA Note Financing

On April 2, 2024, K&V Investment, a holder of more than 5% of the fully diluted capital stock of the Company, participated in the TuHURA Note Financing and executed and delivered to Legacy TuHURA a subscription agreement, for $10.0 million in TuHURA convertible notes (the “K&V Investment Note”). In connection with the closing of the Kintara Merger, the K&V Investment Note converted into 3,157,059 shares of Legacy TuHURA common stock (as adjusted by the exchange ratio in the Kintara Merger), subject to the terms therein. K&V Investment’s subscription agreement provided for the initial funding of $500,000 on April 2, 2024, with the remaining $9.5 million funded in August 2024. In addition, and in connection with the TuHURA Note Financing, Legacy

TuHURA issued a warrant to K&V Investment to purchase 1,315,441 shares of Legacy TuHURA common stock (as adjusted by the exchange ratio in the Kintara Merger).

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These indemnification agreements may require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service as directors or executive officers and to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding.

Director Independence

See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Director Independence” for information regarding director independence.

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

The following table summarizes the audit fees billed by Cherry Bekaert’s in connection with their audit of our consolidated financial statements and for other services provided during the period following the closing of the Kintara Merger and for the year ended December 31, 2025. For a summary of the audit fees paid by Kintara for the fiscal year ended June 30, 2024, see Kintara’s Annual Report on Form 10-K filed October 7, 2024.

Fee Category	2025	2024
Audit Fees(1)	$243,075	$193,200
Tax Fees(2)	16,634	30,953
All other Fees(3)	-	-

Total Fees	$259,709	$224,153

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

Audit Committee Pre-Approval Policy and Procedures

In accordance with applicable laws, rules and regulations, our audit committee charter and pre-approval policies established by the audit committee require that the audit committee review in advance and pre-approve all audit and permitted non-audit fees for services provided to us by our independent registered public accounting firm. The services performed by, and the fees to be paid to, Cherry Bekaert for the years ending December 31, 2025 and 2024 were approved by our audit committee.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Amendment:

(a)(1) Financial Statements

The list of consolidated financial statements set forth in the accompanying Index to the Consolidated Financial Statements at page F-1 of this Original Form 10-K is incorporated herein by reference.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed (or incorporated by reference herein) as part of this Amendment.

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

4.14	Form of Series A Purchase Warrant (incorporated by reference to Exhibit 4.1 to TuHURA Biosciences, Inc.’s Form 8-K filed with the SEC on December 10, 2025)

4.15	Form of Series B Purchase Warrant (incorporated by reference to Exhibit 4.2 to TuHURA Biosciences, Inc.’s Form 8-K filed with the SEC on December 10, 2025)

4.16	Form of Placement Warrant (incorporated by reference to Exhibit 4.3 to TuHURA Biosciences, Inc.’s Form 8-K filed with the SEC on December 10, 2025)

4.17	Description of the Registrant's Securities (incorporated by reference to Exhibit 4.17 to TuHURA Biosciences, Inc. Form 10-K filed with the SEC on March 31, 2026)

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

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to TuHURA Biosciences, Inc. Form 10-K filed with the SEC on March 31, 2025)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to TuHURA Biosciences, Inc’s Current Report on Form S-1 filed with the SEC on August 12, 2025)

23.1	Consent of Cherry Bekaert LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to TuHURA Biosciences, Inc. Form 10-K filed with the SEC on March 31, 2026)

31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to TuHURA Biosciences, Inc. Form 10-K filed with the SEC on March 31, 2026)

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to TuHURA Biosciences, Inc. Form 10-K filed with the SEC on March 31, 2026)

31.3 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.4 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1**

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to TuHURA Biosciences, Inc. Form 10-K filed with the SEC on March 31, 2026).

97.1	TuHURA Biosciences, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to TuHURA Biosciences, Inc.’s Form 10-K filed March 31, 2025)

101.INS	XBRL Instance Document
101.SCH	SBRL Schema Document
101.CAL	Calculation Linkbase Document
101.DEF	Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

TUHURA BIOSCIENCES, INC.

Dated: April 30, 2026	By:	/s/ James A. Bianco
	Name:	James A. Bianco, M.D.
	Title:	President and Chief Executive Officer