Form 10-Q
period 2026-03-31
TuHURA Biosciences, Inc./NV
filed 2026-05-15
CIK 1498382

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 12, 2026, the registrant had 63,682,528 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to draw down sufficient funds from the credit facility that we entered into April 2026;
•
the therapeutic potential of IFx-2.0, TBS-2025 and future product candidates;
•
the anticipated development, regulatory pathway and timing of our IFx-2.0 Phase 3 trial and our planned TBS-2025 Phase 2 trial, as well as our other technologies and product candidates;
•
the regulatory approval processes of the U.S. Food and Drug Administration and other comparable foreign regulatory authorities, which are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, such product candidates, and our ability to generate revenue will be materially impaired;
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
•
our expectations regarding our cash resources;
•
our ability to obtain or maintain patents or other appropriate protection for the intellectual property utilized in our current and planned products;
•
our ability to develop and commercialize products without infringing the intellectual property rights of third parties; and
•
other risks and uncertainties, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and our 2025 Annual Report filed with the Securities and Exchange Commission (“SEC“) on March 31, 2026, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,298,127	$3,619,949
Stock subscription receivable	-	500,000
Other current assets	684,156	501,187
Total Current Assets	6,982,283	4,621,136

Property and equipment, net	326,012	300,639
Operating right-of-use assets	349,633	384,530
Other noncurrent assets	33,769	33,769
Goodwill	10,738,082	10,738,082
In-process research and development	11,275,000	11,275,000
Total Assets	$29,704,779	$27,353,156
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,860,053	$5,522,887
Kineta severance promissory notes	-	197,354
Lease liabilities, current	206,851	199,041
Total Current Liabilities	6,066,904	5,919,282

Long-term Liabilities:
Lease liability, long term	250,075	303,627
Deferred tax liability	197,919	197,919
Total Liabilities	6,514,898	6,420,828

Stockholders' Equity:
Preferred Stock Series A (assumed in Kintara merger); $1.00 par value, 278,530 shares outstanding as of March 31, 2026 and December 31, 2025	278,530	278,530
Common stock, $0.001 par value, 200,000,000 shares authorized; 63,578,528 and 59,336,104 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	63,578	59,336
Additional paid in capital	171,571,362	161,779,364
Accumulated deficit	(148,723,589)	(141,184,902)
Total Stockholders’ Equity	23,189,881	20,932,328
Total Liabilities and Stockholders’ Equity	$29,704,779	$27,353,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Research and development expenses	$5,232,541	$4,581,672
Acquisition-related costs	-	419,042
General and administrative expenses	2,297,358	2,016,309
Operating Loss	(7,529,899)	(7,017,023)
Other (Expense) Income:
Grant income	-	252,554
Interest expense	(27,974)	-
Interest income	21,275	100,098
Total Other (Expense) Income	(6,699)	352,652
Net Loss	$(7,536,598)	$(6,664,371)
Series A Preferred cash dividend	(2,089)	(2,089)
Net Loss attributable to common stockholders	$(7,538,687)	$(6,666,460)
Net Loss per share, basic and diluted	$(0.13)	$(0.15)
Weighted-average shares outstanding, basic and diluted	60,010,237	43,404,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Due from	Equity	Stockholders’
	Shares	Dollars	Shares	Dollars	Capital	Stockholders	(Deficit)	Equity
Balances at January 1, 2025	278,530	$278,530	42,323,759	$42,324	$125,397,691	$-	$(111,124,569)	$14,593,976

Issuance of common shares for warrants exercised	-	-	1,208,104	1,208	3,560,907	(3,057,904)	-	504,211
Stock options exercised, cashless			148,533	148	(148)	-	-	-
Stock compensation expense	-	-	-	-	1,424,736	-	-	1,424,736
Series A Preferred Stock cash dividend							(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(6,664,371)	(6,664,371)
Balances at March 31, 2025	278,530	$278,530	43,680,396	$43,680	$130,383,186	$(3,057,904)	$(117,791,029)	$9,856,463

					Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Due from	Equity	Stockholders’
	Shares	Dollars	Shares	Dollars	Capital	Stockholders	(Deficit)	Equity
Balances at January 1, 2026	278,530	$278,530	59,336,104	$59,336	$161,779,364	$-	$(141,184,902)	$20,932,328

Issuance of common shares in RDO, net of issuance costs	-	-	4,242,424	4,242	6,995,758	-	-	7,000,000
Stock compensation expense	-	-	-	-	2,796,240	-	-	2,796,240
Series A Preferred Stock cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(7,536,598)	(7,536,598)
Balances at March 31, 2026	278,530	$278,530	63,578,528	$63,578	$171,571,362	$-	$(148,723,589)	$23,189,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,	March 31,
	2026	2025
Cash flows from Operating activities:
Net loss	$(7,536,598)	$(6,664,371)
Adjustments to reconcile net loss to cash
used in operating activities:
Stock compensation expense	2,796,240	1,424,736
Depreciation and amortization	23,472	14,058
Changes in operating assets and liabilities:
Other current assets	(182,970)	(29,998)
Other noncurrent assets	34,897	71,612
Accounts payable and accrued expenses	452,006	445,541
Net cash flows from operating activities	(4,412,953)	(4,738,422)

Cash flows from investing activities:
Cash paid for business acquisition, net of cash received from Kineta	-	(1,108,375)
Purchase of property and equipment	(48,846)	(42,672)
Net cash flows from investing activities	(48,846)	(1,151,047)

Cash flows from financing activities:
Cash dividend payment of preferred stock Series A	(2,089)	(2,089)
Proceeds from warrants exercised	-	504,211
Proceeds from issuance of common stock	7,500,000	-
Payments made on Kineta severance promissory notes	(197,354)	-
Payment of transaction costs related to Kintara merger	-	(500,000)
Principal payments of finance lease	(10,845)	-
Payment of placement agent fees and offering costs	(149,735)	-
Payment of net liabilities assumed in reverse recapitalization with Kintara	-	(550,000)
Net cash flows from financing activities	7,139,977	(547,878)

Net change in cash and cash equivalents	2,678,178	(6,437,347)
Cash and cash equivalents at the beginning of the period	3,619,949	12,657,178
Cash and cash equivalents at the end of the period	$6,298,127	$6,219,831

Supplemental disclosure of cash flow information
Cash paid for interest	$27,924	$-
Supplemental non-cash activity
Due from stockholders not yet received for warrant exercises	$-	$3,057,904
Deferred offering costs not yet paid	314,168	13,965

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

Our proprietary Immune FxTM technology platform, or IFx, is an innate immune agonist technology designed to “trick” the body’s immune system to attack tumor cells by making tumor cells look like bacteria. Our lead product candidate, IFx-2.0, is an innate immune agonist designed to overcome primary resistance to checkpoint inhibitors. In June 2025, we initiated a single randomized placebo-controlled Phase 3 registration trial of IFx-2.0 administered as an adjunctive therapy to Keytruda® (pembrolizumab) in first line treatment for patients with advanced or metastatic Merkel cell carcinoma who are checkpoint inhibitor naïve utilizing the FDA’s accelerated approval pathway. We anticipate topline results from the Phase 3 accelerated approval trial of IFx-2.0 in the second half of 2027.

In addition to our IFx technology platform, in June 2025 we acquired the rights to TBS-2025, a novel VISTA-inhibiting monoclonal antibody formerly known as KVA12123, through our acquisition of Kineta, Inc. (“Kineta”) via merger on June 30, 2025 (the “Kineta Merger”). VISTA (otherwise referred to as V-domain Ig suppressor of T cell activation) is an immune checkpoint highly expressed on myeloid cells that is believed to be a strong driver of immunosuppression in the tumor microenvironment and is believed to be a primary mechanism by which leukemic blasts escape immune recognition contributing to low response rates and high rates of recurrence in acute myeloid leukemia, or AML. Following our acquisition of Kineta, we are currently planning on investigating TBS-2025 in a Phase 1b/2 trial in patients with r/r mutNPM1 AML.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Adgero Biopharmaceuticals Holdings Inc., Adgero Biopharmaceuticals, Inc., Kineta, LLC, and TuHURA Biosciences, Inc., a Delaware corporation (“Legacy TuHURA”). All intercompany balances and transactions have been eliminated in consolidation.

The Company’s significant accounting policies are described herein and in Note 2, “Summary of significant accounting policies,” in the 2025 Annual Report. There have been no changes to the significant accounting policies during the three months ended March 31, 2026.

Reclassification – The Company reclassified the break-out of $419,042 merger-related costs for 2025 into a separate line item in the unaudited consolidated statement of operations. In the prior year, such amount had been included in the line item "general and administrative expenses".

Accounting Estimates – The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect various amounts reported in condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk – The Company maintains cash balances in domestic financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2026, the uninsured portion of cash held by the Company was approximately $5,792,000.

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

We will evaluate indefinite-lived intangible assets for impairment at least annually and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. The Company did not identify any triggering events that occurred during the three months ended March 31, 2026.

Goodwill – Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting units is less than its carrying amount.

We will evaluate goodwill for impairment at least annually and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. The Company did not identify any triggering events that occurred during the three months ended March 31, 2026.

Segment Data – The Company operates in one reportable segment, which includes all activities related to advancing therapies for cancer treatment. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (CODM), which is its chief executive officer, who reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets. There is no segment revenue for the three months ended March 31, 2026, and 2025. The accounting policies of the cancer treatment segment are the same as those described in the summary of significant accounting policies. All tangible assets are held in the United States.

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

For the three months ended March 31, 2026, the Company incurred $4.4 million of negative cash flows from operations. The Company has approximately $6.3 million of cash and cash equivalents on hand at March 31, 2026. The Company expects that its existing capital resources, including the future expected cash proceeds from the Company's revolving line of credit with Parkview Holdings One LLC discussed in Note 14, will be sufficient to fund the Company’s planned future operations into the end of 2028.

The Company expects to raise cash through the sale of capital stock and warrants, debt issuances, obtaining grants, or commercial partnerships. However, there can be no assurance that any fundraising will be achieved or on commercially reasonable terms, if at all.

Note 4—Acquisition

On June 30, 2025, the Company acquired 100% of the issued and outstanding capital stock of Kineta pursuant to the terms of the Agreement and Plan of Merger, dated December 11, 2024, and as amended by that certain First Amendment to Agreement and Plan of Merger, dated May 5, 2025 (as amended, the “TuHURA-Kineta Merger Agreement”), by and among the Company, Hura Merger Sub I, Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company, Hura Merger Sub II, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of the Company, Kineta and Craig Philips, solely in his capacity as the representative, agent and attorney-in-fact of the stockholders of Kineta . Kineta is a clinical-biotechnology company, with a mission to develop next-generation immunotherapies, focused on discovering and developing potentially differentiated immunotherapies that address the mechanism of cancer immune resistance. Kineta’s VISTA blocking immunotherapy, KVA12123 (which has since been renamed TBS-2025), was acquired along with worldwide patents, patent rights, patent applications, product and development program assets, technical and business information, and other rights and assets derived from the development program. The Company anticipates synergies, such as having control over the VISTA blocking immunotherapy development program, the continuing employment of Kineta’s former CEO, and a consulting agreement with Kineta’s former CSO, will further enhance our activities advancing therapies for cancer treatment.

Goodwill will not be deductible for tax purposes.

The allocation of the consideration for the net assets acquired for the acquisition of Kineta was as follows.

June 30,
2025
Purchase Consideration
Exclusivity cash deposit	$5,994,502
Equity issued to Kineta shareholders	6,396,017
Holdback liability issued in equity	2,519,644
Cash previously advanced for clinical trial funding and working capital	1,650,000
Fair value of consideration	$16,560,163
Assets Acquired:
Cash	$390,721
Acquired in-process research and development	11,275,000
Total assets acquired	11,665,721
Liabilities Assumed:
Accrued expenses, assumed debt, and severance liabilities	$(5,645,721)
Deferred tax liability	$(197,919)
Total liabilities assumed	(5,843,640)
Net assets acquired	5,822,081
Goodwill	$10,738,082

The fair value of equity was determined based on the closing price of the Company’s common stock immediately prior to the Kineta Merger, and included approximately 4.0 million shares of common stock at $2.23 per share, subject to a six-month holdback of 1.1 million shares of common stock of delayed consideration to satisfy any necessary adjustments, including any net working capital adjustments, and recorded at its acquisition date fair value and classified as a liability within current liabilities as holdback liability on the Company’s consolidated balance sheets at the acquisition date. As of December 31, 2025, the Company issued all of the shares of merger consideration, consistent of all of the shares of the Company’s common stock (adjusted for fractional shares) under the TuHURA-Kineta Merger Agreement.

The delayed consideration was settled in Company shares of common stock and recorded at its fair value through the settlement date of December 30, 2025 with changes recorded to earnings. Additionally, the estimated fair value of the delayed consideration settled in equity used both observable and unobservable inputs, specifically considering the price of the Company's common stock, as well as the probability of the payout at the end of the holding period, and considered a Level 3 measurement as defined in ASC 820. Changes in fair value are recognized in the consolidated statements of operations under change in fair value of Kineta merger holdback shares. On December 30, 2025, the Company issued approximately 1.1 million shares using a closing price of $0.76 and recognized a gain of $1,590,949 for the year ended December 31, 2025 due to the change in fair value.

Included in consideration transferred is the settlement of the pre-existing Clinical Trial Funding Agreement and working capital loans owed by Kineta to the Company, which were effectively settled and became intercompany arrangements as of the closing of the transaction. The settlement of pre-existing relationships between the Company and Kineta did not result in any material gain or loss.

The Company estimated the fair value of the IPR&D assets using the cost approach, which is based on the amount that a market participant would incur to recreate the assets, adjusted for obsolescence, inefficiencies, and the current stage of completion of the underlying development efforts. Significant assumptions used in the valuation included estimates of direct and indirect development costs and the Company's weighted average cost of capital.

The fair value of the assumed accounts payable, accrued expenses and notes payable were deemed to be equivalent to their carrying value due to the short-term nature of their obligations.

The Company incurred less than $0.1 million and $0.4 million in transaction costs for the Kineta Merger during the three months ended March 31, 2026 and 2025, respectively, and recorded as acquisition-related costs in the Company's condensed consolidated statements of operations.

The following unaudited pro forma financial information reflects the consolidated results of operations of TuHURA as if the acquisition of Kineta had taken place on January 1, 2025. The pro forma information includes acquisition-related expenses. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

Three Months Ended March 31,
2025

Operating expenses:
Research and development expenses	5,198,230
General and administration expenses	3,837,898
Operating Loss	(9,036,128)
Other (Expense) Income:
Gain on sale of assets	500,000
Grant income	252,554
Interest income (expense), net	44,757
Total Other (Expense) Income	797,311
Net Loss	$(8,238,817)

Note 5—Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended March 31
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(7,538,687)	$(6,666,460)
Denominator:
Weighted-average common shares outstanding - basic and diluted	60,010,237	43,404,947
Net loss per share attributable to common shareholders - basic and diluted	$(0.13)	$(0.15)

Common stock warrants in the amount of 297,029 issued to our financial advisor, Wainwright, were not outstanding as shares of common stock as of March 31, 2026, however, they are included in the weighted-average common shares outstanding – basic and diluted, as if they were considered outstanding, as the $0.01 exercise price is economically equivalent to issued shares.

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. For the three months ended March 31, 2026 and 2025, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the period because including them would have had an anti-dilutive effect:

	As of March 31
	2026	2025
Stock options issued and outstanding	19,974,881	6,511,437
Unvested restricted stock units	57	114
Warrants	32,072,280	8,335,078
Total	52,047,218	14,846,629

Note 6—Other current assets

Other current assets consist of the following as of March 31, 2026, and December 31, 2025:

	March 31,	December 31,
	2026	2025
Prepaid insurance	$148,985	$159,214
Clinical trial deposit	167,661	167,661
Other current assets	367,510	174,312
	$684,156	$501,187

Note 7—Property and equipment, net

Property and equipment, net consists of the following as of March 31, 2026, and December 31, 2025:

	March 31,	December 31,
	2026	2025
Furniture and fixtures	$170,607	$170,607
Leasehold improvements	544,629	544,629
Machinery and office equipment	1,720,567	1,671,721
Software	72,394	72,394
	2,508,197	2,459,351
Less accumulated depreciation and amortization	(2,182,185)	(2,158,712)
	$326,012	$300,639

Depreciation and amortization of property and equipment totaled approximately $23,000 for the three months ended March 31, 2026, and approximately $14,000 for the three months ended March 31, 2025.

Note 8—Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2026, and December 31, 2025:

	March 31,	December 31,
	2026	2025
Trade accounts payable	$3,954,204	$3,770,124
Accrued compensation	1,708,257	1,525,139
Other accrued expenses	197,592	227,624
	$5,860,053	$5,522,887

Note 9—Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reversed. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2026, and December 31, 2025.

Note 10—Stockholders’ equity

As of March 31, 2026, the Company had two classes of stock authorized in its Articles of Incorporation, as amended (the “Articles”).

Common Stock

The Company is authorized to issue up to 200,000,000 shares of common stock pursuant to its Articles. Holders of common stock are entitled to one vote for each share of common stock. As of March 31, 2026, there were 63,578,528 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Preferred Stock pursuant to its Articles.

The historical Kintara Series A Preferred Stock were assumed in connection with the Kintara Merger and 278,530 are outstanding and have a stated value of $278,530 as of March 31, 2026, and December 31, 2025.

ATM Program

On November 3, 2025, the Company and Wainwright entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with respect to an at-the-market offering program (the “ATM Program”) under which the Company may sell shares of its common stock having an aggregate offering price of up to $50,000,000 through Wainwright as its sales agent. During the three months ended March 31, 2026, the Company did not receive any proceeds under the Offering Agreement and no shares of common stock were issued. The Company began making sales under the Offering Agreement in April 2026, selling an aggregate of 104,000 shares of common stock at a weighted average price of $3.09 per share for gross proceeds of approximately $321,000.

Warrants

The following table summarizes the Company’s outstanding common stock warrants as of March 31, 2026

	Outstanding	Weighted average exercise price	Expiration dates
Legacy TuHURA common stock warrants	7,604,437	$4.58	June 2026 to December 2030
Historical Kintara common stock warrants	10,199	$757.65	June 2026 to April 2027
2024 common stock warrants issued to financial advisor	297,029	$0.01	April 2027
2025 PIPE investors common stock warrants	4,759,309	$3.31	December 2030
2025 PIPE placement agent common stock warrants	189,616	$3.31	December 2030
Bridge loan warrants	300,000	$1.92	October 2027 to December 2027
2025 RDO Series A investors common stock warrants	9,462,423	$1.95	June 2031
2025 RDO Series B investors common stock warrants	9,462,423	$1.95	December 2027
2025 RDO placement agent common stock warrants	283,873	$2.06	December 2030
Total warrants outstanding at March 31, 2026	32,369,309	$3.00

Note 11—Stock option plans

Stock options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for the three months ended March 31, 2026 and 2025:

	2026	2025
Common stock fair value (weighted-average)	$0.91	$3.39
Risk free interest rate	3.82% - 3.86%	4.04% - 4.66%
Expected dividend yield	0%	0%
Expected term	6.0 years	6.0 years
Expected stock volatility	105.1% - 105.6%	101.9% - 103.0%

Below is a summary of stock option activity for the three months ended March 31, 2026:

		Weighted	Weighted
	Number	Average	Average
	of options	Exercise Price	Contractual Life
Outstanding at December 31, 2025	18,031,425	$2.35	8.91 years

Forfeited and cancelled	(524,177)	$2.98
Exercised	-	$0.00
Granted	2,467,633	$0.91
Outstanding at March 31, 2026	19,974,881	$2.15	9.03 years
Exercisable at March 31, 2026	3,022,141	$3.89	6.39 years

Options outstanding had an intrinsic value of $9,500,000 and $0 as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, there was approximately $21,400,000 of unrecognized stock compensation, which will be recognized over the next three years.

Stock compensation expense

Total stock-based compensation expense for the three months ended March 31, 2026 and 2025 was allocated as follows:

	2026	2025
General and administrative	$973,115	$488,646
Research and development	1,823,125	936,090
Total stock-based compensation expense	$2,796,240	$1,424,736

Note 12—Commitments and contingencies

Lease Commitments – The Company leases facilities under non-cancelable operating leases for the laboratory and offices in Tampa, Florida, and finance leases for laboratory equipment. The current operating lease expires in March 2028 and finance lease expires in June 2028. Operating leases are included in Operating right of use assets, Lease liabilities, current and Lease liability, long term. Finance leases are included in Property and equipment, net, Lease liabilities, current and Lease liability, long term.

Future minimum lease payments under these leases are as follows:

	Finance	Operating
Year ending December 31, 2026 (9 months)	$38,978	$141,813
Year ending December 31, 2027	51,971	196,221
Year ending December 31, 2028	25,985	49,650
Interest portion of right of use liability	(9,641)	(38,051)
Lease liabilities	$107,293	$349,633

Operating leases –Total lease expense for the operating lease was approximately $62,000 and $70,000 for the three months ended March 31, 2026 and 2025, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $44,000 and $43,000 for the three months ended March 31, 2026 and 2025, respectively.

For the current operating lease, the weighted-average lease term is 2.0 years and 1.0 years and the weighted average discount rate is 10.0% and 10.0% as of March 31, 2026 and 2025.

Finance leases – Cash paid for amounts included in the measurement of finance lease liabilities was $10,845 for the three months ended March 31, 2026. There were no finance leases for the three months ended March 31, 2025. Interest on the finance lease liabilities amounted to approximately $2,000 for the three months ended March 31, 2026.

For the current finance lease, the weighted-average lease term is 2.25 years and the weighted average discount rate is 7.5% as of March 31, 2026.

Employment Agreements – The Company maintains employment agreements with its Chief Executive Officer and Chief Financial Officer, each entered into in May 2023 by Legacy TuHURA, as amended and as subsequently assumed by the Company in connection with the closing of the Kintara Merger.

Future minimum payments under these employment agreements are as follows:

Year ending December 31, 2026 (9 months)	$757,224
Year ending December 31, 2027	1,009,632
$1,766,856

Note 13—Related Party Transactions

On March 18, 2026, we entered into a Consulting Agreement with Tendler Biotech Consulting LLC (“Tendler Biotech”), an entity owned by one of the Company's directors, Dr. Craig Tendler. Under this agreement, Dr. Tendler provides, through Tendler Biotech, specified consulting services on an as-requested basis relating to the Company’s development strategy and operations in connection with the Company’s product pipeline. Under this agreement, Tendler Biotech is entitled to receive an hourly fee of $1,250 and reimbursement of reasonable out-of-pocket expenses. The Consulting Agreement has a term of two years but may be terminated early by either party at any time upon at least 15 days’ prior written notice. There have been no fees paid or accrued to Tendler Biotech under this Agreement through March 31, 2026.

Note 14—Subsequent events

Subsequent events – The Company has evaluated subsequent events through May 15, 2026 in connection with the preparation of these unaudited condensed consolidated financial statements, which is the date they were available to be issued.

Parkview Credit Facility

On April 21, 2026, the Company entered into a Loan Agreement with Parkview Holdings One LLC (“Parkview”), an affiliate of K&V Investment LLC (“K&V Investment One”) (a holder of more than 5% of the Company’s fully diluted capital stock and an entity owned by Vijay Patel), pursuant to which Parkview agreed to extend a $50 million revolving credit facility to the Company maturing on April 21, 2031. Borrowings under the facility bear interest at 12% per annum (plus an additional 6% during any event of default), payable monthly in arrears, and are secured by substantially all assets of the Company and its subsidiaries. The Company is obligated to repay principal equal to 75% of net profits from pharmaceutical product sales from the prior quarter if it achieves net profits for two consecutive fiscal quarters.

Each borrowing shall be an amount not to exceed the greater of (i) $1.7 million and (ii) the monthly budgeted expense amount in the Company’s expense budget (which will be subject to agreement of the Company and Parkview) for the immediately subsequent month. There have been no proceeds received to date under this Loan Agreement.

In connection with the Loan Agreement, the Company and Parkview entered into: (i) a Fee Letter pursuant to which the Company agreed to pay a one-time commitment fee of $5 million, which the Company elected to pay by issuing 1,878,287 shares of Company common stock to Parkview (subject to stockholder approval) and an annual facility fee of 1.5% of the total commitment beginning on the first anniversary; (ii) a Royalty Agreement granting Parkview an annual royalty in the low to mid-single digits on Net Sales (as defined therein) of products based on the Company’s IFx-2.0 intellectual property, up to $450 million in Net Sales per year, continuing through the last-to-expire patent covering IFx-2.0; and (iii) two Warrant Amendment Agreements extending to April 21, 2031, the exercise period for an aggregate of 4,364,873 warrants to purchase common stock held by K&V Investment One (3,049,432 warrants at $3.69 per share and 1,315,441 warrants at $5.70 per share).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements in the Annual Report on Form 10-K filed with the SEC on March 31, 2026 (the “2025 Annual Report”). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those set forth under the heading “Risk Factors” in Part I, Item 1A in the 2025 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Special Note Regarding Forward-Looking Statements”.

In this section, we discuss our financial condition, changes in financial condition and results of our operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. References to periods prior to the closing of the Kintara Merger refer to Legacy TuHURA, and to TuHURA Biosciences, Inc. (formerly Kintara Therapeutics, Inc., “Kintara”) for all other periods, as the context requires.

Overview

We are a clinical stage immuno-oncology company developing novel technologies designed to overcome primary and acquired resistance to cancer immunotherapies. Our proprietary Immune FxTM technology platform, or IFx, is an innate immune agonist technology designed to “trick” the body’s immune system to attack tumor cells by making tumor cells look like bacteria. Our lead product candidate, IFx-2.0, is an innate immune agonist designed to overcome primary resistance to checkpoint inhibitors. In June 2025, we initiated a single randomized placebo-controlled Phase 3 registration trial of IFx-2.0 administered as an adjunctive therapy to Keytruda® (pembrolizumab) in first line treatment for patients with advanced or metastatic Merkel cell carcinoma who are checkpoint inhibitor naïve utilizing the FDA’s accelerated approval pathway. In addition to our IFx technology platform, in June 2025 we acquired the rights to TBS-2025, a novel VISTA-inhibiting monoclonal antibody formerly known as KVA12123, through our acquisition of Kineta, Inc. (“Kineta”) on June 30, 2025 (the “Kineta Merger”). VISTA (otherwise referred to as V-domain Ig suppressor of T cell activation) is an immune checkpoint highly expressed on myeloid cells that is believed to be a strong driver of immunosuppression in the tumor microenvironment and is believed to be a primary mechanism by which leukemic blasts escape immune recognition contributing to low response rates and high rates of recurrence in acute myeloid leukemia, or AML. Following our acquisition of Kineta, we are currently planning on investigating TBS-2025 in a randomized Phase 2 trial in combination with a menin inhibitor vs menin inhibitor alone in mutated NPM1 (mutNPM1) AML.

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

We are not profitable and have incurred significant operating losses in each period since our inception, including net losses of $7.5 million for the three months ended March 31, 2026, and $30.1 million for the year ended December 31, 2025. As of March 31, 2026, we had an accumulated deficit of $148.7 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and the expenditures related to other research and development activities. We expect to continue to incur operating losses. We anticipate these losses will increase substantially as we advance our product candidates through preclinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates.

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

As of March 31, 2026, we had cash and cash equivalents of $6.3 million. See “ — Liquidity and Capital Resources” below.

Recent Developments

Parkview Credit Facility

On April 21, 2026, the Company entered into a Loan Agreement (the “Loan Agreement”) with Parkview Holdings One LLC (“Parkview”), an affiliate of K&V Investment LLC (“K&V Investment One”) (a holder of more than 5% of the Company’s fully diluted capital stock and an entity owned by Mr. Vijay Patel), pursuant to which Parkview agreed to extend a $50 million revolving credit facility to the Company maturing on April 21, 2031. Borrowings under the facility bear interest at 12% per annum (plus an additional 6% during any event of default), payable monthly in arrears, and are secured by substantially all assets of the Company and its subsidiaries. The Company is obligated to repay principal equal to 75% of net profits from pharmaceutical product sales from the prior quarter if it achieves net profits for two consecutive fiscal quarters. As of the date of this Quarterly Report on Form 10-Q, Parkview has not advanced any funds under the Loan Agreement to the Company.

In connection with the Loan Agreement, the Company and Parkview entered into: (i) a Fee Letter pursuant to which the Company agreed to pay a one-time commitment fee of $5 million, which the Company elected to pay by issuing 1,878,287 shares of common stock to Parkview (subject to stockholder approval), and an annual facility fee of 1.5% of the total commitment beginning on the first anniversary; (ii) a Royalty Agreement granting Parkview an annual royalty in the low to mid-single digits on Net Sales (as defined therein) of products based on the Company’s IFx-2.0 intellectual property, up to $450 million in Net Sales per year, continuing through the last-to-expire IFx-2.0 patent; and (iii) two Warrant Amendment Agreements extending to April 21, 2031 the exercise period for 4,364,873 warrants to purchase common stock held by K&V Investment One (3,049,432 warrants at $3.69 per share and 1,315,441 warrants at $5.70 per share).

ATM Program

On November 3, 2025, the Company and H.C. Wainwright & Co., LLC (“Wainwright”) entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with respect to an at-the-market offering program (the “ATM Program”) under which the Company may sell shares of its common stock having an aggregate offering price of up to $50,000,000 through Wainwright as its sales agent. On April 8, 2026, the Company filed a prospectus supplement to the Company’s shelf registration statement on Form S-3 filed with the SEC on November 3, 2025 (File No. 333-291239) relating to the shares of common stock available for sale under the Offering Agreement. The Company began making sales under the Offering Agreement in April 2026, selling an aggregate of 104,000 shares of common stock at a weighted average price of $3.09 per share for gross proceeds of approximately $321,000 since the program’s inception.

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

Acquisition-related costs

Acquisition-related costs, consisting of expenses incurred to effect a business combination, including legal, advisory, accounting, and valuation fees, are expensed as incurred.

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

Other Income (Expense)

Other income (expense) consists of interest income on our cash and cash equivalents, interest expense on the issued notes payable to the former Kineta employees, grant income from our NIH-funded research grant assumed in our October 2024 reverse merger transaction with Kintara Therapeutics, Inc. (“Kintara”, and such merger, the “Kintara Merger”).

Results of Operations

Comparisons for the Three Months Ended March 31, 2026, and March 31, 2025

	Three months ended
	March 31,		Change
	2026	2025
Operating expenses:
Research and development	$5,232,541	$4,581,672	$650,869
Acquisition-related costs	-	419,042	(419,042)
General and administrative	2,297,358	2,016,309	281,049
Total operating expenses	7,529,899	7,017,023	512,876
Loss from operations	(7,529,899)	(7,017,023)	(512,876)
Other income (expense)
Grant income	-	252,554	(252,554)
Interest expense	(27,974)	-	(27,974)
Interest income	21,275	100,098	(78,823)
Total other income (expense)	(6,699)	352,652	(359,351)
Net loss	$(7,536,598)	$(6,664,371)	$(872,227)
Series A Preferred cash dividend	(2,089)	(2,089)	-
Net loss attributable to common shareholders	$(7,538,687)	$(6,666,460)	$(872,227)

Research and Development Expenses. The following table summarizes our research and development expenses by program for the periods presented.

	Three months ended
	March 31,		Change
	2026	2025
Direct program costs:
IFx-2.0	$1,330,710	$2,080,844	$(750,134)
TBS-2025	518,308	-	518,308
Preclinical research costs	276,975	425,555	(148,580)
Indirect program costs:
Personnel and facilities related costs	3,106,548	2,075,273	1,031,275
Total research and development expenses	$5,232,541	$4,581,672	$650,869

Research and development expenses were $5.2 million and $4.6 million for the three months ended March 31, 2026, and 2025, respectively. The increase of $0.7 million related to the following.

•
a decrease of approximately $0.8 million due to ongoing clinical development of IFx-2.0;
•
an increase of approximately $0.5 million due to ongoing clinical development of TBS-2025;
•
a decrease of approximately $0.1 million due to preclinical research of IFx-3.0 and MDSCs; and
•
an increase of approximately $1.0 million in facilities, salary and personnel related costs due to increases in headcount and non-cash stock compensation expense.

Acquisition-related costs. Acquisition related costs were $0.0 million and $0.4 million for the three months ended March 31, 2026, and 2025, respectively and represent costs incurred in relation to the Kineta Merger.

General and Administrative Expenses. General and administrative expenses were $2.3 million and $2.1 million for the three months ended March 31, 2026, and 2025, respectively. The increase of $0.3 million was primarily due to increases in non-cash stock compensation expense and increases in costs associated with being a public company.

Grant Income. Grant income was $0.3 million for the three months ended March 31, 2025. In October 2024, we assumed the Kintara Health and Human Services grant on REM-001 and received reimbursements for related expenses associated with the grant.

Interest Expense. Interest expense was less than $0.1 million for the three months ended March 31, 2026 due primarily to interest on the issued notes payable to former Kineta employees.

Interest Income. Interest income was less than $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, related primarily to interest income earned on deposits at various banks.

Preferred Stock Series A cash dividend. The holder of our Series A Preferred Stock received cash dividends payable quarterly in arrears, at an annual rate of 3% of the Series A Stated Value.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and we anticipate that we will continue to incur net losses for the foreseeable future. We incurred net losses of $30.1 million and $22.6 million for the years ended December 31, 2025, and 2024, respectively, and incurred net losses of $7.5 and $6.7 million for the three months ended March 31, 2026 and 2025, respectively. Additionally, we used $27.6 million and $14.7 million from our operating activities for the years ended December 31, 2025, and 2024, respectively, and used $4.4 million and $4.7 million from our operating activities for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $148.7 million.

As of March 31, 2026, we had cash and cash equivalents of $6.3 million. In April 2026, we received $0.3 million in gross proceeds under the ATM Program. Additionally, we have not received any proceeds to date on the Parkview credit facility. We invest our cash and cash equivalents in liquid money market accounts.

Sources of Liquidity

To date, we have financed our operations principally through private placements of our common and preferred stock (which, in the case of Legacy TuHURA, have all since been converted into shares of Legacy TuHURA common stock and exchanged for shares of Kintara common stock in connection with the completion of the Kintara Merger) and issuance of convertible notes that were converted into Legacy TuHURA common stock prior the Kintara Merger). Since inception, Legacy TuHURA has raised approximately $41.6 million in net proceeds through the sale of its preferred stock and approximately $36.0 million in aggregate principal amount through the issuance of convertible notes. Since the Kintara Merger, TuHURA has raised approximately $29.2 million in aggregate principal amount through the issuance of common stock and bridge financings.

Parkview Credit Facility

On April 21, 2026, the Company entered into the Loan Agreement with Parkview, pursuant to which Parkview agreed to extend a $50 million revolving credit facility to the Company maturing on April 21, 2031. Borrowings under the facility bear interest at 12% per annum (plus an additional 6% during any event of default), payable monthly in arrears, and are secured by substantially all assets of the Company and its subsidiaries. The Company is obligated to repay principal equal to 75% of net profits from pharmaceutical product sales from the prior quarter if it achieves net profits for two consecutive fiscal quarters.

ATM Program

On November 3, 2025, the Company and Wainwright entered into the Offering Agreement with respect to an at-the-market offering program under which the Company may sell shares of its common stock having an aggregate offering price of up to $50,000,000 through Wainwright as its sales agent. As of the date of this Quarterly Report, we have sold 104,000 shares of common stock through the program.

December 2025 Registered Direct Offering

On December 9, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (collectively, the “RD Purchasers”). The Purchase Agreement relates to the sale and issuance in a registered direct offering (such sale and issuance, the “Registered Direct Offering”), by the Company of an aggregate of: (i) 9,462,423 shares of the Company’s common stock, (ii) Series A common stock purchase warrants to purchase up to 9,462,423 shares of common stock (the “Series A Warrants”), and (iii) Series B common stock purchase warrants to purchase up to 9,462,423 shares of common stock (the “Series B Warrants”, and together with the Series A Warrants, the “Common Warrants”). The offering price for each share of common stock and accompanying Series A Warrant and Series B Warrant was $1.65. Each Common Warrant has an exercise price of $1.95 per share and is exercisable beginning six months after the date of issuance. The Registered Direct Offering resulted in gross proceeds to the Company of approximately $15.6 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.

June 2025 Offering

On June 2, 2025, the Company and the certain accredited investors (the “Purchasers”) entered into a securities purchase agreement pursuant to which we agreed to issue and sell to the Purchasers, in a private placement, an aggregate of 4,759,309 shares of the Company’s common stock, together with warrants to purchase an equal number of shares of common stock at an exercise price of $3.3125 (the “Offering Warrants”), for an aggregate offering amount of $12.6 million (the “Private Placement”). The combined effective offering price for each share and accompanying Offering Warrant in the offering was $2.65.

Warrant Exercise Notes

On February 12, 2025, four holders (the “Makers”) of common stock purchase warrants (the “Warrants”) of the Company made and issued to the Company secured promissory notes (the “Warrant Exercise Notes”) in the aggregate principal amount of $3.0 million as payment of the exercise price of an aggregate of 1,034,836 Warrants held by the Makers. The Makers were comprised of KP Biotech Group, LLC, CA Patel F&F Investments, LLC, Dr. Kiran C. Patel and Donald Wojnowski. Upon the exercise of the Warrants, the Company issued to the Makers an aggregate of 1,034,836 shares of common stock, all of which are “restricted securities” within the meaning of the federal securities laws. The amounts due under the Warrant Exercise Notes were collected in full in the second quarter of 2025.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(4,412,953)	$(4,738,422)
Investing activities	(48,846)	(1,151,047)
Financing activities	7,139,977	(547,878)
Net increase (decrease) in cash	$2,678,178	$(6,437,347)

Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $4.4 million, which primarily consisted of a net loss of $7.5 million, a change in net operating assets and liabilities of $0.3 million, and by non-cash charges of $2.8 million. The net non-cash charges were primarily related to depreciation and amortization expense of less than $0.1 million, and stock-based compensation of $2.8 million. The $0.3 million net change in operating assets and liabilities is primarily due to increases in accounts payable and accrued expenses of approximately $0.5 million due to timing of invoices and vendor payments, and an increase in current and non-current assets of approximately $0.2 million.

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

Investing Activities

For the three months ended March 31, 2026 and 2025, net cash used in investing activities was less than $0.1 million and $1.2 million, which consisted of purchases of property and equipment and deposits and payments in connection with the Kineta acquisition.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $7.1 million, which consisted of $7.0 million and $0.5 million in proceeds from the issuances of common stock attributable to the Registered Direct Offering and Private Placement, respectively, received in the first quarter of 2026, offset by $0.2 million in payments for deferred offering costs attributable to the Registered Direct Offering and Private Placement, and $0.2 million principal payment of note payables to former Kineta employees.

For the three months ended March 31, 2025, net cash used in financing activities was $0.6 million, which consisted $0.5 million proceeds from warrants exercises, offset by $1.1 million in merger transaction costs and net liabilities attributable to Kintara..

Funding Requirements

We expect to incur costs associated with operating as a public company. In addition, we anticipate that we will need substantial additional funding in connection with our development programs and continuing operations. We believe that our existing cash and cash equivalents, together with the ATM Program and $50.0 million revolving credit facility with Parkview, will be sufficient to meet our anticipated cash requirements into the end of 2028.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 of our condensed consolidated financial statements for the three months ended March 31, 2026, contained in Part I, Item 1 in this Quarterly Report on Form 10-Q, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.

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

Upon completion of the Kineta Merger, pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each share of Kineta common stock issued and outstanding immediately prior to the merger (a “Kineta Share”), was converted into the right to receive 0.185298 shares of our common stock for an aggregate of approximately 2.9 million shares of our common stock. Also pursuant to the terms and conditions of the TuHURA-Kineta Merger Agreement, each Kineta Share received its pro rata portion of approximately 1.1 million shares of our common stock in December 2025, in accordance with the terms of the TuHURA-Kineta Merger Agreement. In addition, each Kineta Share is entitled to the right to its pro rata share of cash consideration received by Kineta pursuant to disposed asset payments related to legacy Kineta assets. Such payments, if any, will be made at a later date and in accordance with the terms of the TuHURA-Kineta Merger Agreement. In each case, in lieu of the issuance of any fractional shares of our common stock, we will pay an amount equal to the product of (A) such fractional share and (B) $5.7528.

The estimated fair value of the aggregate share component of the Kineta Merger was calculated using the closing stock price on the date of the Kineta Merger.

We recognized in-process research and development (“IPR&D”) in connection with the acquisition. We estimated the fair value of the IPR&D assets using the cost approach, which is based on the amount that a market participant would incur to recreate the assets, adjusted for obsolescence, inefficiencies, and the current stage of completion of the underlying development efforts.

Goodwill and other intangible assets comprised of IPR&D on our balance sheet as of March 31, 2026 and December 31, 2025 were in connection with the Kineta Merger.

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

Recently Issued and Adopted Accounting Pronouncements

There are no recently issued and adopted accounting pronouncements that have a material effect on the Company financial statements.

Off-Balance Sheet Arrangements

During the periods presented, we do not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risks and inflation risks. Periodically, we maintain deposits in accredited financial institutions in excess of federally insured limits. We deposit our cash in financial institutions that we believe have high credit quality and have not experienced any losses on such accounts and do not believe we are exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer (our principal executive officer) and the Chief Financial Officer (our principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2026 based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of March 31, 2026, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not party to any material legal matters or claims.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026. Factors that are not currently known to us, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or financial condition.

Our credit facility with Parkview Holdings One, LLC, which is secured by substantially all of our assets, together with the related royalty agreement with Parkview, could materially and adversely our financial condition and future operations and may cause substantial dilution to our stockholders.

In April 2026, we entered into a revolving credit facility with Parkview Holdings One LLC (“Lender”), an affiliate of the Company’s largest stockholder, with an aggregate commitment of up to $50.0 million. Our obligations under the facility bear interest at 12% per annum and matures on April 21, 2031. To secure our obligations, we and our subsidiaries granted the Lender a first‑priority lien on substantially all of our and our subsidiaries’ assets, including our intellectual property. The loan documents also contain extensive affirmative and negative covenants that, among other things, limit our ability to incur additional debt or liens, dispose of assets, make investments or restricted payments, transfer material intellectual property, or enter into affiliate transactions, in each case subject to limited exceptions. The loan documents include customary events of default and provide that, upon an event of default, the Lender may accelerate the indebtedness, terminate its commitments and exercise remedies against the collateral, including foreclosing on our and our subsidiaries’ assets. In addition, upon a specified event of default and only if our stockholders approve the conversion in accordance with applicable Nasdaq rules, the Lender may elect to convert all or a portion of the outstanding principal and accrued interest into shares of our common stock at a fixed conversion price, which could result in significant dilution to our stockholders. Further, if we generate positive Net Profits (as defined in the loan agreement) from the sale of pharmaceutical products for two consecutive fiscal quarters, we are required to make an additional prepayment equal to 75% of Net Profits for the last fiscal quarter in which the trigger occurred (up to the outstanding principal), which would reduce cash that would otherwise be available for our operations and growth initiatives. These restrictions and obligations could impair our ability to finance our business, pursue acquisitions or strategic transactions, develop and commercialize our product candidates, or otherwise operate our business in accordance with our strategy. If we are unable to borrow sufficient funds under the credit facility to fund our operations, our financial position and development and operating activities will be adversely affected.

Concurrently with the loan facility, we entered into a separate royalty agreement (the “Royalty Agreement”) with the Lender under which we (and, in certain cases, our sublicensees or affiliates) agreed to pay annual royalties on worldwide Net Sales of products that use our IFx‑2.0 technology, subject to specified tiered rates, deductions and offsets. Royalty payments are due within 90 days after each royalty year and any late payments accrue interest. Our obligation to pay royalties, which is separate and apart from our debt service obligations under the credit facility, will reduce the net revenues we retain from future commercialization, may materially and adversely affect our liquidity, and could create tension with our debt covenants and operating needs, particularly if commercialization commences before we are profitable or if commercialization is slower than expected.

If we fail to comply with the covenants under the credit facility or the terms of the Royalty Agreement, or if an event of default occurs under the loan documents, the Lender could accelerate the indebtedness, exercise remedies against substantially all of our and our subsidiaries’ assets and, in certain circumstances and subject to stockholder approval, convert debt to equity at a fixed price, any of which could materially adversely affect our business, financial condition, results of operations, and prospects and could force us to curtail or cease operations, seek additional financing on unfavorable terms, or seek protection under bankruptcy or other insolvency laws, all of which could materially and adversely affect our cash flows, business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

On May 15, 2026, the Company and Parkview Holdings One LLC (“Parkview”) entered into a First Amendment to Loan Agreement (the “Amendment”) which amends the Company’s Loan Agreement dated April 21, 2026, with Parkview (the “Loan Agreement”). The Amendment clarifies that the restriction on selling or issuing equity interests set forth in Section 7.05 of the Loan Agreement does not apply to sales or issuances of the capital stock of the Company.

(b) None.

(c) Director and Officer Trading Arrangements

None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended March 31, 2026.

Item 6. Exhibits.

Exhibit Number	Description
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

10.1*	First Amendment to Loan Agreement, dated as of May 15, 2026, between TuHURA Biosciences, Inc. and Parkview Holdings One LLC.
10.2*	Consulting Agreement, dated March 18, 2026, between TuHURA Biosciences, Inc. and Tendler Biotech Consulting, LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TUHURA BIOSCIENCES, INC.

Dated: May 15, 2026	By:	/s/ James A. Bianco, M.D.
James A. Bianco
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2026	By:	/s/ Dan Dearborn
Dan Dearborn
Chief Financial Officer
(Principal Financial Officer)