Form 10-Q
period 2026-06-30
TuHURA Biosciences, Inc./NV
filed 2026-08-14
CIK 1498382

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, the registrant had 63,726,617 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to draw down sufficient funds from the credit facility that we entered into in April 2026;
•
the therapeutic potential of IFx-2.0, TBS-2025 and future product candidates;
•
the anticipated development, regulatory pathway and timing of our IFx-2.0 Phase 3 trial and our planned TBS-2025 Phase 1b/2 trial, as well as our other technologies and product candidates;
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

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$995,977	$3,619,949
Stock subscription receivable	-	500,000
Other current assets	659,889	501,187
Total Current Assets	1,655,866	4,621,136

Property and equipment, net	434,887	300,639
Operating right-of-use assets	310,781	384,530
Other noncurrent assets	33,754	33,769
Goodwill	10,738,082	10,738,082
In-process research and development	11,275,000	11,275,000
Revolving credit facility debt issuance costs, net	7,297,883	-
Total Assets	$31,746,253	$27,353,156
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,868,507	$5,720,241
Revolving credit facility - interest and annual fee	172,344	-
Revolving credit facility - commitment fee to be settled in shares	5,000,000	-
Lease liabilities, current	214,175	199,041
Total Current Liabilities	9,255,026	5,919,282

Long-term Liabilities:
Revolving credit facility borrowings, related party	3,600,000	-
Lease liability, long term	192,848	303,627
Deferred tax liability	197,919	197,919
Total Liabilities	13,245,793	6,420,828

Stockholders’ Equity:
Preferred Stock Series A (assumed in Kintara merger); $1.00 par value, 278,530 shares outstanding as of June 30, 2026 and December 31, 2025	278,530	278,530
Common stock, $0.001 par value, 200,000,000 shares authorized; 63,682,528 and 59,336,104 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	63,682	59,336
Additional paid in capital	176,107,224	161,779,364
Accumulated deficit	(157,948,976)	(141,184,902)
Total Stockholders’ Equity	18,500,460	20,932,328
Total Liabilities and Stockholders’ Equity	$31,746,253	$27,353,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Research and development expenses	$6,620,323	$4,926,936	$11,852,864	$9,508,608
Acquisition-related costs	-	3,086,982	-	3,506,025
General and administrative expenses	2,142,961	1,862,038	4,440,319	3,878,346
Operating Loss	(8,763,284)	(9,875,956)	(16,293,183)	(16,892,979)
Other (Expense) Income:
Grant income	-	322,655	-	575,209
Interest expense	(467,634)	-	(495,608)	-
Interest income	7,620	29,466	28,895	129,564
Total Other (Expense) Income	(460,014)	352,121	(466,713)	704,773
Net Loss	$(9,223,298)	$(9,523,835)	$(16,759,896)	$(16,188,206)
Series A Preferred cash dividend	(2,089)	(2,089)	(4,178)	(4,178)
Net Loss attributable to common stockholders	$(9,225,387)	$(9,525,924)	$(16,764,074)	$(16,192,384)
Net Loss per share, basic and diluted	$(0.14)	$(0.21)	$(0.27)	$(0.36)
Weighted-average shares outstanding, basic and diluted	63,963,513	44,555,095	61,997,795	44,983,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Due from	Equity	Stockholders’
	Shares	Dollars	Shares	Dollars	Capital	Stockholders	(Deficit)	Equity
Balances at January 1, 2025	278,530	$278,530	42,323,759	$42,324	$125,397,691	$-	$(111,124,569)	$14,593,976

Contributed capital for warrants exercised from stockholders	-	-	1,208,104	1,208	3,560,907	(3,057,904)	-	504,211
Stock options exercised, cashless			148,533	148	(148)	-	-	-
Stock compensation expense	-	-	-	-	1,424,736	-	-	1,424,736
Series A Preferred Stock cash dividend							(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(6,664,371)	(6,664,371)
Balances at March 31, 2025	278,530	$278,530	43,680,396	$43,680	$130,383,186	$(3,057,904)	$(117,791,029)	$9,856,463
Issuance of common shares for warrants exercised	-	-	-	-	58,542	3,057,904	-	3,116,446
Issuance of common shares, net of issuance costs	-	-	3,363,076	3,363	8,196,116	-	-	8,199,479
Issuance of common shares for Kineta merger	-	-	2,868,169	2,868	6,393,149	-	-	6,396,017
Stock options exercised, cashless			2,305	2	(2)	-	-	-
Stock compensation expense	-	-	-	-	1,407,047	-	-	1,407,047
Series A Preferred Stock cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(9,523,835)	(9,523,835)
Balances at June 30, 2025	278,530	$278,530	49,913,946	$49,913	$146,438,038	$-	$(127,316,953)	$19,449,528

					Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Due from	Equity	Stockholders’
	Shares	Dollars	Shares	Dollars	Capital	Stockholders	(Deficit)	Equity
Balances at January 1, 2026	278,530	$278,530	59,336,104	$59,336	$161,779,364	$-	$(141,184,902)	$20,932,328

Issuance of common shares in RDO, net of issuance costs	-	-	4,242,424	4,242	6,995,758	-	-	7,000,000
Stock compensation expense	-	-	-	-	2,796,240	-	-	2,796,240
Series A Preferred Stock cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(7,536,598)	(7,536,598)
Balances at March 31, 2026	278,530	$278,530	63,578,528	$63,578	$171,571,362	$-	$(148,723,589)	$23,189,881
Issuance of common shares in ATM, net of issuance costs	-	-	104,000	104	195,722	-	-	195,826
Stock compensation expense	-	-	-	-	2,143,234	-	-	2,143,234
Warrant modification associated with revolving credit facility	-	-	-	-	2,196,906	-	-	2,196,906
Series A Preferred Stock cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(9,223,298)	(9,223,298)
Balances at June 30, 2026	278,530	$278,530	63,682,528	$63,682	$176,107,224	$-	$(157,948,976)	$18,500,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,	June 30,
	2026	2025
Cash flows from Operating activities:
Net loss	$(16,759,896)	$(16,188,206)
Adjustments to reconcile net loss to cash
used in operating activities:
Stock compensation expense	4,939,474	2,831,783
Depreciation and amortization	51,576	27,429
Amortization of deferred loan costs	295,290	-
Changes in operating assets and liabilities:
Other current assets	(158,704)	110,418
Other noncurrent assets	73,764	(70,380)
Accrued interest	172,344	-
Accounts payable and accrued expenses	(1,660,400)	2,302,372
Net cash flows from operating activities	(13,046,552)	(10,986,584)

Cash flows from investing activities:
Cash paid for business acquisition, net of cash received from Kineta	-	(1,259,278)
Purchase of property and equipment	(185,824)	(48,233)
Net cash flows from investing activities	(185,824)	(1,307,511)

Cash flows from financing activities:
Cash dividend payment of preferred stock Series A	(4,178)	(4,178)
Proceeds from warrants exercised	-	3,620,657
Proceeds from revolving credit facility	3,600,000	-
Payment of revolving credit facility debt issuance costs	(202,450)	-
Proceeds from issuance of common stock	7,811,024	5,914,625
Payments made on Kineta severance promissory notes	(197,354)	-
Payment of transaction costs related to Kintara merger	-	(500,000)
Principal payments of finance lease	(21,895)	-
Payment of placement agent fees and offering costs	(376,743)	(331,363)
Payment of net liabilities assumed in reverse recapitalization with Kintara	-	(550,000)
Net cash flows from financing activities	10,608,404	8,149,741

Net change in cash and cash equivalents	(2,623,972)	(4,144,354)
Cash and cash equivalents at the beginning of the period	3,619,949	12,657,178
Cash and cash equivalents at the end of the period	$995,977	$8,512,824

Supplemental disclosure of cash flow information
Cash paid for interest	$27,974	$-
Supplemental non-cash activity
Due from stockholders not yet received for common stock	$-	$2,997,548
Consideration in common shares for Kineta acquisition	-	8,875,680
Fair value of placement agent warrants issued in connection with common stock issuance	-	276,649
Fair value of investor warrants issued in connection with common stock issuance	-	6,396,017
Warrant amendment agreements modified in connection with revolving credit facility	2,196,906	-
Revolving credit facility commitment fee not yet paid	5,000,000	-
Revolving credit facility issuance costs not yet paid	193,817	-
Offering costs not yet paid	202,359	426,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Description of business and basis of presentation

TuHURA Biosciences, Inc., a Nevada corporation (“we,” “our,” “TuHURA,” or the “Company”), is a clinical stage immuno-oncology company with three distinct technologies focused on the development of novel therapeutics designed to overcome primary and acquired resistance to cancer immunotherapies.

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

The Company’s significant accounting policies are described herein and in Note 2, “Summary of significant accounting policies,” in the 2025 Annual Report. There have been no changes to the significant accounting policies during the six months ended June 30, 2026.

Reclassification – The Company reclassified the break-out of $3,086,982 and $3,506,025 acquisition-related costs into a separate line item in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively. In the prior year, such amounts had been included in the line item “general and administrative expenses”.

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

Concentration of Credit Risk – The Company maintains cash balances in domestic financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2026, the uninsured portion of cash held by the Company was approximately $446,000.

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

We will evaluate indefinite-lived intangible assets for impairment at least annually and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. The Company did not identify any impairment triggering events during the six months ended June 30, 2026.

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

We will evaluate goodwill for impairment at least annually and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. The Company did not identify any impairment triggering events during the six months ended June 30, 2026.

Deferred loan costs on revolving credit facility – Deferred loan costs incurred in connection with obtaining our $50 million revolving credit facility (the “Parkview Credit Facility”) with Parkview Holdings One LLC (“Parkview”) are capitalized and amortized to the maturity date and are presented as an asset. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

Segment Data – The Company operates in one reportable segment, which includes all activities related to advancing therapies for cancer treatment. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker, which is its chief executive officer, who reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets. There is no segment revenue for the three and six months ended June 30, 2026, and 2025. The accounting policies of the cancer treatment segment are the same as those described in the summary of significant accounting policies. All tangible assets are held in the United States.

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

The Company has historically incurred negative cash flows from operations, and these operating cash deficits have been funded through a combination of debt and equity financings.

For the six months ended June 30, 2026, the Company incurred $13.0 million of negative cash flows from operations. The Company has approximately $1.0 million of cash and cash equivalents on hand at June 30, 2026. The Company expects that its existing capital resources, including the future expected cash proceeds from the Company’s revolving line of credit with Parkview discussed in Note 8, will be sufficient to fund the Company’s planned future operations into the end of 2028.

The Company expects to raise cash through the sale of capital stock and warrants, debt issuances and draw-downs, obtaining grants, or commercial partnerships. However, there can be no assurance that any fundraising will be achieved or on commercially reasonable terms, if at all.

Note 4—Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(9,225,387)	$(9,525,924)	$(16,764,074)	$(16,192,384)
Denominator:
Weighted-average common shares outstanding - basic and diluted	63,963,513	44,555,095	61,997,795	44,983,198
Net loss per share attributable to common shareholders - basic and diluted	$(0.14)	$(0.21)	$(0.27)	$(0.36)

Common stock warrants in the amount of 297,029 issued to our financial advisor, H.C. Wainwright & Co., LLC (“Wainwright”), were not outstanding as shares of common stock as of June 30, 2026, but, they are included in the weighted-average common shares outstanding – basic and diluted, as if they were considered outstanding, as the $0.01 exercise price is economically equivalent to issued shares.

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. For the three months ended June 30, 2026 and 2025, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the period because including them would have had an anti-dilutive effect:

	As of June 30
	2026	2025
Stock options issued and outstanding	19,093,740	6,506,070
Unvested restricted stock units	57	114
Warrants	31,991,776	12,129,635
Total	51,085,573	18,635,819

Note 5—Other current assets

Other current assets consist of the following as of June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
Prepaid insurance	$137,770	$159,214
Clinical trial deposit	304,219	167,661
Other current assets	217,900	174,312
	$659,889	$501,187

Note 6—Property and equipment, net

Property and equipment, net consists of the following as of June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
Furniture and fixtures	$170,607	$170,607
Leasehold improvements	544,629	544,629
Machinery and office equipment	1,857,545	1,671,721
Software	72,394	72,394
	2,645,175	2,459,351
Less accumulated depreciation and amortization	(2,210,288)	(2,158,712)
	$434,887	$300,639

Depreciation and amortization of property and equipment totaled approximately $28,000 and $52,000 for the three and six months ended June 30, 2026, and approximately $14,000 and $27,000 for the three and six months ended June 30 2025, respectively.

Note 7—Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
Trade accounts payable	$3,076,009	$3,770,124
Accrued compensation	750,000	1,525,139
Other accrued expenses	42,498	424,978
	$3,868,507	$5,720,241

Note 8—Revolving Credit Facility

Parkview Credit Facility

On April 21, 2026, the Company entered into a Loan Agreement (the “Loan Agreement”) with Parkview, an affiliate of K&V Investment LLC (“K&V Investment One”) (a holder of more than 5% of the Company’s fully diluted capital stock and an entity owned by Vijay Patel), pursuant to which Parkview agreed to extend a $50 million revolving credit facility to the Company maturing on April 21, 2031. Borrowings under the facility bear interest at 12% per annum (plus an additional 6% during any event of default), payable monthly in arrears, and are secured by substantially all assets of the Company and its subsidiaries. The Company is obligated to repay principal equal to 75% of net profits from pharmaceutical product sales from the prior quarter if it achieves net profits for two consecutive fiscal quarters.

Each borrowing shall be an amount not to exceed the greater of (i) $1.7 million and (ii) the monthly budgeted expense amount in the Company’s expense budget (which will be subject to agreement of the Company and Parkview) for the immediately subsequent month. There have been $3.6 million proceeds received under this Loan Agreement through June 30, 2026.

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

The Loan Agreement contains certain embedded features that were identified and evaluated as not material to the condensed consolidated financial statements. In particular, due to inherent uncertainties involved in bringing a product through regulatory approval, the Royalty Agreement has nominal value and therefore none of the debt proceeds have been allocated to this feature.

A summary of the revolving credit facility activity is as follows:

	June 30,	December 31,
	2026	2025
Drawdowns	$3,600,000	$-
Contractual interest	24,427	-
1.5% accrued annual cash facility fee	147,917	-
Less: Payments	-	-
Less: Current portion of contractual interest and annual facility fee	(172,344)	-
Revolving credit facility	$3,600,000	$-

A summary of the debt issuance costs activity is as follows:

	June 30,	December 31,
	2026	2025
Transaction costs	$396,267	$-
Warrant amendment agreements modification at incremental fair value	2,196,906	-
One-time commitment fee letter to be paid in shares	5,000,000	-
Less: Amortization of debt issuance costs	(295,290)	-
Revolving credit facility debt issuance costs, net	$7,297,883	$-

The following table details interest expense related to the revolving credit facility.

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Amortization of debt issuance costs	$295,290	$-	$295,290	$-
Annual cash facility fee	147,917	-	147,917	-
Contractual interest expense	24,427	-	24,427	-
Total interest expense	$467,634	$-	$467,634	$-

Future principal, contractual interest, and facility fee payments on the Parkview Credit Facility are due as follows:

	Amounts
	Principal	Contractual Interest	Facility Fee
Year ending December 31, 2026 (6 months)	$-	$242,202	$-
Year ending December 31, 2027	-	432,000	760,417
Year ending December 31, 2028	-	433,184	762,500
Year ending December 31, 2029	-	432,000	760,417
Year ending December 31, 2030	-	432,000	760,417
Year ending December 31, 2031	3,600,000	130,192	760,417
	$3,600,000	$2,101,578	$3,804,168

Note 9—Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reversed. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2026, and December 31, 2025.

Note 10—Stockholders’ equity

As of June 30, 2026, the Company had two classes of stock authorized in its Articles of Incorporation, as amended (the “Articles”).

Common Stock

The Company is authorized to issue up to 200,000,000 shares of common stock pursuant to its Articles. Holders of common stock are entitled to one vote for each share of common stock. As of June 30, 2026, there were 63,682,528 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Preferred Stock pursuant to its Articles.

The historical Kintara Series A Preferred Stock was assumed in connection with our October 2024 reverse merger transaction with Kintara Therapeutics, Inc. (the “Kintara Merger”), and 278,530 shares are outstanding and have a stated value of $278,530 as of June 30, 2026, and December 31, 2025.

ATM Program

On November 3, 2025, the Company and Wainwright entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with respect to an at-the-market offering program (the “ATM Program”) under which the Company may sell shares of its common stock having an aggregate offering price of up to $50,000,000 through Wainwright as its sales agent. During the three months ended June 30, 2026, the Company received gross proceeds of approximately $321,000 under the Offering Agreement and issued an aggregate of 104,000 shares of common stock.

Warrants

The following table summarizes the Company’s outstanding common stock warrants as of June 30, 2026.

	Outstanding	Weighted average exercise price	Expiration dates
Legacy TuHURA common stock warrants	7,523,933	$4.58	August 2026 to April 2031
Historical Kintara common stock warrants	10,199	$757.65	October 2026 to April 2027
2024 common stock warrants issued to financial advisor	297,029	$0.01	April 2027
2025 PIPE investors common stock warrants	4,759,309	$3.31	December 2030
2025 PIPE placement agent common stock warrants	189,616	$3.31	December 2030
Bridge loan warrants	300,000	$1.92	October 2027 to December 2027
2025 RDO Series A investors common stock warrants	9,462,423	$1.95	June 2031
2025 RDO Series B investors common stock warrants	9,462,423	$1.95	December 2027
2025 RDO placement agent common stock warrants	283,873	$2.06	December 2030
Total warrants outstanding at June 30, 2026	32,288,805	$3.00

Warrant Amendment Agreements

On April 21, 2026, the Company entered into two Warrant Amendment Agreements to extend to April 21, 2031, the exercise period during which 4,364,873 of the Company's warrants held by K&V Investment One, an affiliate of Parkview and Vijay Patel, may be exercised (3,049,432 of such warrants have an exercise price of $3.69 per share and 1,315,441 of such warrants have an exercise price of $5.70 per share, and such warrants constitute all of the Company warrants held by K&V Investment One, other than those issued in the Company's registered direct offering that closed in December 2025). The incremental value associated with the Warrant Amendment Agreements was determined using a Black-Sholes pricing model, using the original terms of the warrants and the modified terms of the warrants, and the following assumptions: expected term of approximately 1.4 years - 5.0 years, dividend yield of 0.00%, volatility of 90.11% to 112.42%, and a risk free rate of 3.74% to 3.91%. As a result, the Company recorded an incremental fair value in the amount of $2,196,906 to additional paid-in capital and an increase in deferred loan costs associated with the $50 million revolving credit facility.

Note 11—Stock option plans

Stock options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for the six months ended June 30, 2026 and 2025:

	2026	2025
Common stock fair value (weighted-average)	$1.33	$3.39
Risk free interest rate	3.82% - 4.04%	4.04% - 4.66%
Expected dividend yield	0%	0%
Expected term	6.0 years	6.0 years
Expected stock volatility	101.2% - 105.6%	101.9% - 103.0%

Below is a summary of stock option activity for the six months ended June 30, 2026:

		Weighted	Weighted
	Number	Average	Average
	of options	Exercise Price	Contractual Life
Outstanding at December 31, 2025	18,031,425	$2.35	8.91 years

Forfeited and cancelled	(3,041,681)	$2.08
Exercised	-	$0.00
Granted	4,103,996	$1.33
Outstanding at June 30, 2026	19,093,740	$2.17	8.63 years
Exercisable at June 30, 2026	3,380,598	$3.87	5.44 years

Options outstanding had an intrinsic value of approximately $15,000,000 and $0 as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, there was approximately $18,000,000 of unrecognized stock compensation, which will be recognized over the next three years.

Stock compensation expense

Total stock-based compensation expense for the six months ended June 30, 2026 and 2025 was allocated as follows:

	2026	2025
General and administrative	$1,458,764	$993,831
Research and development	3,480,710	1,837,952
Total stock-based compensation expense	$4,939,474	$2,831,783

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

Future minimum lease payments under these leases are as follows:

	Finance	Operating
Year ending December 31, 2026 (6 months)	$25,986	$94,542
Year ending December 31, 2027	51,971	196,220
Year ending December 31, 2028	25,985	49,650
Interest portion of right of use liability	(7,699)	(29,632)
Lease liabilities	$96,243	$310,780

Operating leases – Total lease expense was approximately $96,000 and $85,000 for the six months ended June 30, 2026 and 2025, respectively.

Cash paid for amounts included in the measurement of lease liabilities was approximately $92,000 and $86,000 for the six months ended June 30, 2026 and 2025.

For the current lease, the weighted-average lease term is 1.75 years and 0.75 years and the weighted average discount rate is 10.0% and 10.0% as of June 30, 2026 and 2025.

Finance leases – Cash paid for amounts included in the measurement of finance lease liabilities was $21,895 for the six months ended June 30, 2026. There were no finance leases for the six months ended June 30, 2025. Interest on the finance lease liabilities amounted to approximately $2,000 and $4,000 for the three months and six months ended June 30, 2026, respectively.

For the current finance lease, the weighted-average lease term is 2.00 years and the weighted average discount rate is 7.5% as of June 30, 2026.

Employment Agreements – The Company maintains employment agreements with its Chief Executive Officer and Chief Financial Officer, each entered into in May 2023 by Legacy TuHURA, as amended and as subsequently assumed by the Company in connection with the closing of the Kintara Merger.

Future minimum payments under these employment agreements are as follows:

Year ending December 31, 2026 (6 months)	$504,816
Year ending December 31, 2027	1,009,632
$1,514,448

Note 13—Related Party Transactions

Tendler Biotech Consulting

On March 18, 2026, we entered into a Consulting Agreement with Tendler Biotech Consulting LLC (“Tendler Biotech”), an entity owned by one of the Company's directors, Dr. Craig Tendler. Under this agreement, Dr. Tendler provides, through Tendler Biotech, specified consulting services on an as-requested basis relating to the Company’s development strategy and operations in connection with the Company’s product pipeline. Under this agreement, Tendler Biotech is entitled to receive an hourly fee of $1,250 and reimbursement of reasonable out-of-pocket expenses. The Consulting Agreement has a term of two years but may be terminated early by either party at any time upon at least 15 days’ prior written notice. There have been approximately $85,000 in fees paid to Tendler Biotech under this Agreement through June 30, 2026.

Loan Agreement

On April 21, 2026, we entered into the Loan Agreement with Parkview. Pursuant to the Loan Agreement, Parkview agreed to extend a $50 million revolving credit facility to us, maturing on April 21, 2031, to fund general corporate purposes, including clinical trials and development programs. Borrowings are secured by substantially all of our assets and the assets of our subsidiaries and bear interest at 12% per annum (plus an additional 6% during any event of default), payable monthly in arrears. If we achieve net profits from pharmaceutical product sales for two consecutive fiscal quarters, we are obligated to repay principal equal to 75% of such net profits from the prior quarter. See Note 8 - Revolving Credit Facility.

Note 14—Subsequent events

Subsequent events – The Company has evaluated subsequent events through August 14, 2026 in connection with the preparation of these unaudited condensed consolidated financial statements, which is the date the financial statements were available to be issued.

Parkview Credit Facility

The Company has, subsequent to June 30, 2026, borrowed under the Parkview Credit Facility in the amount of $2,150,000 for the use of general corporate purposes.

ATM Program

The Company has, subsequent to June 30, 2026, issued 197,545 shares at a weighted-average price of $2.35 and received gross proceeds under the ATM Program in the amount of approximately $464,000 for the use of general corporate purposes.

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

In this section, we discuss our financial condition, changes in financial condition and results of our operations for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. References to periods prior to the closing of the Kintara Merger refer to Legacy TuHURA, and to TuHURA Biosciences, Inc. (formerly Kintara Therapeutics, Inc. (“Kintara”)) for all other periods, as the context requires.

Overview

We are a clinical stage immuno-oncology company developing novel technologies designed to overcome primary and acquired resistance to cancer immunotherapies. Our proprietary Immune FxTM technology platform, or IFx, is an innate immune agonist technology designed to “trick” the body’s immune system to attack tumor cells by making tumor cells look like bacteria. Our lead product candidate, IFx-2.0, is an innate immune agonist designed to overcome primary resistance to checkpoint inhibitors. In June 2025, we initiated a single randomized placebo-controlled Phase 3 registration trial of IFx-2.0 administered as an adjunctive therapy to Keytruda® (pembrolizumab) in first line treatment for patients with advanced or metastatic Merkel cell carcinoma who are checkpoint inhibitor naïve utilizing the FDA’s accelerated approval pathway. In addition to our IFx technology platform, in June 2025 we acquired the rights to TBS-2025, a novel VISTA-inhibiting monoclonal antibody formerly known as KVA12123, through our acquisition of Kineta, Inc. (“Kineta”) on June 30, 2025 (the “Kineta Merger”). VISTA (otherwise referred to as V-domain Ig suppressor of T cell activation) is an immune checkpoint highly expressed on myeloid cells that is believed to be a strong driver of immunosuppression in the tumor microenvironment and is believed to be a primary mechanism by which leukemic blasts escape immune recognition contributing to low response rates and high rates of recurrence in acute myeloid leukemia, or AML. Following our acquisition of Kineta, we are currently planning on investigating TBS-2025 in a Phase 1b/2 trial in combination with a menin inhibitor vs menin inhibitor alone in mutNPM1 AML.

To date, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, identifying and developing product candidates, enhancing our intellectual property portfolio, undertaking research, conducting preclinical studies and clinical trials, and securing manufacturing for our development programs. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through debt financings, the issuance of capital stock, warrants and convertible notes.

We are not profitable and have incurred significant operating losses in each period since our inception, including net losses of $9.2 million and $16.8 million for the three and six months ended June 30, 2026, and $30.1 million for the year ended December 31, 2025. As of June 30, 2026, we had an accumulated deficit of $157.9 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and the expenditures related to other research and development activities. We expect to continue to incur operating losses. We anticipate these losses will increase substantially as we advance our product candidates through preclinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings, collaborations and licensing arrangements or other capital sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves.

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

As of June 30, 2026, we had cash and cash equivalents of $1.0 million. See “ — Liquidity and Capital Resources” below.

Recent Developments

Parkview Credit Facility

On April 21, 2026, the Company entered into a Loan Agreement (the “Loan Agreement”) with Parkview Holdings One LLC (“Parkview”), an affiliate of K&V Investment LLC (“K&V Investment One”) (a holder of more than 5% of the Company’s fully diluted capital stock and an entity owned by Mr. Vijay Patel), pursuant to which Parkview agreed to extend a $50 million revolving credit facility to the Company maturing on April 21, 2031. Borrowings under the facility bear interest at 12% per annum (plus an additional 6% during any event of default), payable monthly in arrears, and are secured by substantially all assets of the Company and its subsidiaries. The Company is obligated to repay principal equal to 75% of net profits from pharmaceutical product sales from the prior quarter if it achieves net profits for two consecutive fiscal quarters. As of the date of this Quarterly Report on Form 10-Q, the Company has borrowed approximately $5.8 million under the Loan Agreement since the inception of the Parkview Credit Facility.

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

ATM Program

On November 3, 2025, the Company and H.C. Wainwright & Co., LLC (“Wainwright”) entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with respect to an at-the-market offering program (the “ATM Program”) under which the Company may sell shares of its common stock having an aggregate offering price of up to $50,000,000 through Wainwright as its sales agent. On April 8, 2026, the Company filed a prospectus supplement to the Company’s shelf registration statement on Form S-3 filed with the SEC on November 3, 2025 (File No. 333-291239) relating to the shares of common stock available for sale under the Offering Agreement. The Company began making sales under the Offering Agreement in 2026, selling an aggregate of 301,545 shares of common stock at a weighted average price of $2.61 per share for gross proceeds of approximately $0.8 million since the program’s inception.

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

Acquisition-related costs

Acquisition-related costs, consisting of expenses incurred in connection with a business combination, including legal, advisory, accounting, and valuation fees, are expensed as incurred.

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

Other Income (Expense)

Other income (expense) consists of interest income on our cash and cash equivalents, interest expense on the issued notes payable to the former Kineta employees, and grant income from our NIH-funded research grant assumed in our October 2024 reverse merger transaction with Kintara Therapeutics, Inc. (“Kintara”, and such merger, the “Kintara Merger”).

Results of Operations

Comparisons for the Three Months Ended June 30, 2026, and June 30, 2025

	Three months ended
	June 30,		Change
	2026	2025
Operating expenses:
Research and development	$6,620,323	$4,926,936	$1,693,387
Acquisition-related costs	-	3,086,982	(3,086,982)
General and administrative	2,142,961	1,862,038	280,923
Total operating expenses	8,763,284	9,875,956	(1,112,672)
Loss from operations	(8,763,284)	(9,875,956)	1,112,672
Other income (expense)
Grant income	-	322,655	(322,655)
Interest expense	(467,634)	-	(467,634)
Interest income	7,620	29,466	(21,846)
Total other income (expense)	(460,014)	352,121	(812,135)
Net loss	$(9,223,298)	$(9,523,835)	$300,537
Series A Preferred cash dividend	(2,089)	(2,089)	-
Net loss attributable to common shareholders	$(9,225,387)	$(9,525,924)	$300,537

Research and Development Expenses. The following table summarizes our research and development expenses by program for the periods presented.

	Three months ended
	June 30,		Change
	2026	2025
Direct program costs:
IFx-2.0	$2,504,053	$1,999,543	$504,510
TBS-2025	746,885	-	746,885
Preclinical research costs	259,336	593,490	(334,154)
Indirect program costs:
Personnel and facilities related costs	3,110,049	2,333,903	776,146
Total research and development expenses	$6,620,323	$4,926,936	$1,693,387

Research and development expenses were $6.6 million and $4.9 million for the three months ended June 30, 2026, and 2025, respectively. The increase of $1.7 million is related to the following.

•
an increase of approximately $0.5 million due to ongoing clinical development of IFx-2.0;
•
an increase of approximately $0.7 million due to ongoing clinical development of TBS-2025;
•
a decrease of approximately $0.3 million due to preclinical research of IFx-3.0 and MDSCs; and
•
an increase of approximately $0.8 million in facilities, salary and personnel related costs due to increases in headcount and non-cash stock compensation expense.

Acquisition-related costs. Acquisition-related costs were $3.1 million for the three months ended June 30, 2025 and represent costs incurred in relation to the Kineta Merger.

General and Administrative Expenses. General and administrative expenses were $2.1 million and $1.9 million for the three months ended June 30, 2026, and 2025, respectively. The increase of $0.3 million was primarily due to increases in non-cash stock compensation expense and costs associated with being a public company.

Grant Income. Grant income was $0.3 million for the three months ended June 30, 2025. In October 2024, we assumed the Kintara Health and Human Services grant on REM-001 and received reimbursements for related expenses associated with the grant.

Interest Expense. Interest expense was $0.5 million for the three months ended June 30, 2026 related primarily to the Parkview credit facility.

Interest Income. Interest income was less than $0.1 million for the three months ended June 30, 2026 and 2025, respectively, related primarily to interest income earned on deposits at various banks.

Preferred Stock Series A cash dividend. The holder of our Series A Preferred Stock received cash dividends payable quarterly in arrears, at an annual rate of 3% of the Series A Stated Value.

Comparisons for the Six Months Ended June 30, 2026, and June 30, 2025

	Six months ended
	June 30,		Change
	2026	2025
Operating expenses:
Research and development	$11,852,864	$9,508,608	$2,344,256
Acquisition-related costs	-	3,506,025	(3,506,025)
General and administrative	4,440,319	3,878,346	561,973
Total operating expenses	16,293,183	16,892,979	(599,796)
Loss from operations	(16,293,183)	(16,892,979)	599,796
Other income (expense)
Grant income	-	575,209	(575,209)
Interest expense	(495,608)	-	(495,608)
Interest income	28,895	129,564	(100,669)
Total other income (expense)	(466,713)	704,773	(1,171,486)
Net loss	$(16,759,896)	$(16,188,206)	$(571,690)
Series A Preferred cash dividend	(4,178)	(4,178)	-
Net loss attributable to common shareholders	$(16,764,074)	$(16,192,384)	$(571,690)

Research and Development Expenses. The following table summarizes our research and development expenses by program for the periods presented.

	Six months ended
	June 30,		Change
	2026	2025
Direct program costs:
IFx-2.0	$3,834,763	$4,080,386	$(245,623)
TBS-2025	1,265,193	-	1,265,193
Preclinical research costs	536,311	1,019,046	(482,735)
Indirect program costs:
Personnel and facilities related costs	6,216,597	4,409,176	1,807,421
Total research and development expenses	$11,852,864	$9,508,608	$2,344,256

Research and development expenses were $11.9 million and $9.5 million for the six months ended June 30, 2026, and 2025, respectively. The increase of $2.3 million is related to the following.

•
a decrease of approximately $0.2 million due to ongoing clinical development of IFx-2.0;
•
an increase of approximately $1.3 million due to ongoing clinical development of TBS-2025;
•
a decrease of approximately $0.5 million due to preclinical research of IFx-3.0 and MDSCs; and
•
an increase of approximately $1.8 million in facilities, salary and personnel related costs due to increases in headcount and non-cash stock compensation expense.

Acquisition-related costs. Acquisition-related costs were $3.5 million for the six months ended June 30, 2025 and represent costs incurred in relation to the Kineta Merger.

General and Administrative Expenses. General and administrative expenses were $4.4 million and $3.9 million for the six months ended June 30, 2026, and 2025, respectively. The increase of $0.6 million was primarily due to increases in non-cash stock compensation expense and costs associated with being a public company.

Grant Income. Grant income was $0.6 million for the six months ended June 30, 2025. In October 2024, we assumed the Kintara Health and Human Services grant on REM-001 and received reimbursements for related expenses associated with the grant.

Interest Expense. Interest expense was $0.5 million for the six months ended June 30, 2026 related primarily to the Parkview Credit Facility.

Interest Income. Interest income was less than $0.1 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively, related primarily to interest income earned on deposits at various banks.

Preferred Stock Series A cash dividend. The holder of our Series A Preferred Stock received cash dividends payable quarterly in arrears, at an annual rate of 3% of the Series A Stated Value.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and we anticipate that we will continue to incur net losses for the foreseeable future. We incurred net losses of $30.1 million and $22.6 million for the years ended December 31, 2025, and 2024, respectively, and incurred net losses of $16.7 million and $16.2 million for the six months ended June 30, 2026 and 2025, respectively. Additionally, we used $27.6 million and $14.7 million of cash from our operating activities for the years ended December 31, 2025 and 2024, respectively, and used $13.0 million and $11.0 million from our operating activities for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $157.9 million.

As of June 30, 2026, we had cash and cash equivalents of $1.0 million. We invest our cash and cash equivalents in liquid money market accounts.

We have received approximately $0.8 million in gross proceeds to date under the ATM Program. We have received approximately $5.8 million in gross proceeds to date under the Parkview Credit Facility.

Sources of Liquidity

To date, we have financed our operations principally through private placements of our common and preferred stock (which, in the case of Legacy TuHURA, have all since been converted into shares of Legacy TuHURA common stock and exchanged for shares of Kintara common stock in connection with the completion of the Kintara Merger) and issuance of convertible notes that were converted into Legacy TuHURA common stock prior to the Kintara Merger). Since inception, Legacy TuHURA raised approximately $41.6 million in net proceeds through the sale of its preferred stock and approximately $36.0 million in aggregate principal amount through the issuance of convertible notes. Since the Kintara Merger, TuHURA has raised approximately $34.8 million in aggregate principal amount through the issuance of common stock, bridge financings, and the Parkview Credit Facility.

Parkview Credit Facility

On April 21, 2026, the Company entered into the Loan Agreement with Parkview, pursuant to which Parkview agreed to extend a $50 million revolving credit facility to the Company maturing on April 21, 2031. Borrowings under the facility bear interest at 12% per annum (plus an additional 6% during any event of default), payable monthly in arrears, and are secured by substantially all assets of the Company and its subsidiaries. The Company is obligated to repay principal equal to 75% of net profits from pharmaceutical product sales from the prior quarter if it achieves net profits for two consecutive fiscal quarters. As of this Quarterly Report on Form 10-Q, the Company has borrowed approximately $5.8 million from Parkview under the Loan Agreement.

ATM Program

On November 3, 2025, the Company and Wainwright entered into the Offering Agreement with respect to an at-the-market offering program under which the Company may sell shares of its common stock having an aggregate offering price of up to $50,000,000 through Wainwright as its sales agent. As of the date of this Quarterly Report on Form 10-Q, we have sold approximately 301,545 shares of common stock through the program.

December 2025 Registered Direct Offering

On December 9, 2025, we entered into a securities purchase agreement (the “RD Purchase Agreement”) with certain investors. The RD Purchase Agreement relates to the sale and issuance in a registered direct offering (such sale and issuance, the “Registered Direct Offering”), by the Company of an aggregate of: (i) 9,462,423 shares of the Company’s common stock, (ii) Series A common stock purchase warrants to purchase up to 9,462,423 shares of common stock (the “Series A Warrants”), and (iii) Series B common stock purchase warrants to purchase up to 9,462,423 shares of common stock (the “Series B Warrants”, and together with the Series A Warrants, the “Common Warrants”). The offering price for each share of common stock and accompanying Series A Warrant and Series B Warrant was $1.65. Each Common Warrant has an exercise price of $1.95 per share and is exercisable beginning six months after the date of issuance. The Registered Direct Offering resulted in gross proceeds to the Company of approximately $15.6 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.

June 2025 Offering

On June 2, 2025, the Company and certain accredited investors (the “Purchasers”) entered into a securities purchase agreement pursuant to which we agreed to issue and sell to the Purchasers, in a private placement, an aggregate of 4,759,309 shares of the Company’s common stock, together with warrants to purchase an equal number of shares of common stock at an exercise price of $3.3125 (the “Offering Warrants”), for an aggregate offering amount of $12.6 million (the “Private Placement”). The combined effective offering price for each share and accompanying Offering Warrant in the offering was $2.65.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(13,046,552)	$(10,986,584)
Investing activities	(185,824)	(1,307,511)
Financing activities	10,608,404	8,149,741
Net increase (decrease) in cash	$(2,623,972)	$(4,144,354)

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $13.0 million, which primarily consisted of a net loss of $16.8 million and a change in net operating assets and liabilities of $1.6 million, and non-cash charges of $5.3 million. The net non-cash charges were primarily related to depreciation and amortization expense of $0.1 million, stock-based compensation of $4.9 million, amortization of debt issuance costs of $0.3 million associated with the revolving credit facility. The $1.6 million change in net operating assets and liabilities was due to a decrease in accounts payable and accrued expenses of approximately $1.7 million due to timing of invoices and vendor payments, an increase in accrued interest of $0.2 million, and a decrease in current and non-current assets of $0.1 million.

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

Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $0.2 million, which consisted of purchases of property and equipment.

For the six months ended June 30, 2025, net cash used in investing activities was $1.3 million, which consisted of purchases of property and equipment and deposits and payments in connection with the Kineta acquisition.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $10.6 million, which consisted of $3.6 million proceeds from the credit revolver, $7.8 million in gross proceeds from the issuance of common stock of which $0.5 million was attributable to the Private Placement, $7.0 million was attributable to the Registered Direct Offering, and $0.3 million was attributable to the ATM Program, offset by $0.4 million in payments for the placement agent fees and offering costs related to the various financings, and $0.2 million in payments for the credit facility debt issuance costs.

For the six months ended June 30, 2025, net cash provided by financing activities was $8.1 million, which consisted of $3.6 million proceeds from warrant exercises, $5.9 million in gross proceeds from the issuance of common stock attributable to the Private Placement, offset by $0.3 million in payments for deferred offering costs attributable to the Private Placement and $1.1 million in merger transaction costs and net liabilities attributable to Kintara.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 of our condensed consolidated financial statements for the six months ended June 30, 2026, contained in Part I, Item 1 in this Quarterly Report on Form 10-Q, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 2 of our financial statements for information concerning certain of the specific assumptions we use in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted.

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

Goodwill and other intangible assets comprised of IPR&D on our balance sheet as of June 30, 2026 and December 31, 2025 were in connection with the Kineta Merger.

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

Recently Issued and Adopted Accounting Pronouncements

There are no recently issued and adopted accounting pronouncements that have a material effect on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer (our principal executive officer) and the Chief Financial Officer (our principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 which was filed with the SEC on April 14, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Director and Officer Trading Arrangements

None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended June 30, 2026, except as follows:

On June 4, 2026, James A. Bianco, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors, adopted a written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the potential sale of up to an aggregate of 1,500,000 option shares and other shares of the Company’s common stock subject to the terms and conditions of the plan. The plan terminates on the earliest of one year from the date the broker begins executing sales under the plan, the execution of all trades contemplated by the plan, or the occurrence of certain other events specified in the plan.

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

4.1	Loan Agreement, dated April 21, 2026, by and between TuHURA Biosciences, Inc. and Parkview Holdings One LLC (incorporated by reference to Exhibit 4.1 to TuHURA’s Form 8-K filed on April 22, 2026)
10.1

First Amendment to Loan Agreement, dated May 15, 2026, by and between TuHURA Biosciences, Inc. and Parkview Holdings One LLC (incorporated by reference to Exhibit 10.1 to TuHURA’s Form 10-Q filed on May 15, 2026)

10.2	Royalty Agreement, dated April 21, 2026, by and between TuHURA Biosciences, Inc. and Parkview Holdings One LLC (incorporated by reference to Exhibit 10.1 to TuHURA’s Form 8-K filed on April 22, 2026)
10.3	Fee Letter, dated April 21, 2026, by and between TuHURA Biosciences, Inc. and Parkview Holdings One LLC (incorporated by reference to Exhibit 10.2 to TuHURA’s Form 8-K filed on April 22, 2026)
10.4

Warrant Amendment Agreement (2022 Warrants), dated April 21, 2026, by and between TuHURA Biosciences, Inc. and K&V Investment One LLC (incorporated by reference to Exhibit 10.3 to TuHURA’s Form 8-K filed on April 22, 2026)

10.5

Warrant Amendment Agreement (2024 Warrants), dated April 21, 2026, by and between TuHURA Biosciences, Inc. and K&V Investment One LLC (incorporated by reference to Exhibit 10.4 to TuHURA’s Form 8-K filed on April 22, 2026)

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

TUHURA BIOSCIENCES, INC.

Dated: August 14, 2026	By:	/s/ James A. Bianco, M.D.
James A. Bianco
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2026	By:	/s/ Dan Dearborn
Dan Dearborn
Chief Financial Officer
(Principal Financial Officer)