Form 10-Q
period 2026-09-30
TuHURA Biosciences, Inc./NV
filed 2026-11-13
CIK 1498382

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, the registrant had 65,758,417 shares of common stock, $0.001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and our 2025 Annual Report filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,894,351	$3,619,949
Stock subscription receivable	-	500,000
Other current assets	1,790,389	501,187
Total Current Assets	3,684,740	4,621,136

Property and equipment, net	407,794	300,639
Operating right-of-use assets	270,949	384,530
Other noncurrent assets	33,754	33,769
Goodwill	10,738,082	10,738,082
In-process research and development	11,275,000	11,275,000
Prepaid research and development expenses	2,915,050	-
Revolving credit facility debt issuance costs, net	6,918,225	-
Total Assets	$36,243,594	$27,353,156
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$7,196,635	$5,720,241
Revolving credit facility - interest and annual fee	339,583	-
Lease liabilities, current	221,679	199,041
Total Current Liabilities	7,757,897	5,919,282

Long-term Liabilities:
Revolving credit facility borrowings, related party	9,200,000	-
Lease liability, long term	134,254	303,627
Deferred tax liability	197,919	197,919
Total Liabilities	17,290,070	6,420,828

Stockholders’ Equity:
Preferred Stock Series A (assumed in Kintara merger); $1.00 par value, 278,530 shares outstanding as of September 30, 2026 and December 31, 2025	278,530	278,530
Common stock, $0.001 par value, 200,000,000 shares authorized; 65,758,417 and 59,336,104 shares issued and outstanding as of September 30, 2026 and December 31, 2025.	65,758	59,336
Additional paid in capital	182,969,886	161,779,364
Accumulated deficit	(164,360,650)	(141,184,902)
Total Stockholders’ Equity	18,953,524	20,932,328
Total Liabilities and Stockholders’ Equity	$36,243,594	$27,353,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Research and development expenses	$3,704,753	$4,968,596	$15,557,617	$14,477,204
Acquisition-related costs	-	167,929	-	3,673,954
General and administrative expenses	1,956,008	1,593,078	6,396,327	5,471,424
Operating Loss	(5,660,761)	(6,729,603)	(21,953,944)	(23,622,582)
Other (Expense) Income:
Grant income	-	138,299	-	713,508
Interest expense	(752,509)	(16,532)	(1,248,117)	(16,532)
Interest income	3,685	6,060	32,580	135,624
Other expense	-	(185,019)	-	(185,019)
Change in fair value of Kineta merger holdback shares	-	(315,660)	-	(315,660)
Total Other (Expense) Income	(748,824)	(372,852)	(1,215,537)	331,921
Net Loss	$(6,409,585)	$(7,102,455)	$(23,169,481)	$(23,290,661)
Series A Preferred cash dividend	(2,089)	(2,089)	(6,267)	(6,267)
Net Loss attributable to common stockholders	$(6,411,674)	$(7,104,544)	$(23,175,748)	$(23,296,928)
Net Loss per share, basic and diluted	$(0.10)	$(0.14)	$(0.37)	$(0.50)
Weighted-average shares outstanding, basic and diluted	64,998,838	50,666,430	63,009,136	46,235,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Due from	Equity	Stockholders’
	Shares	Dollars	Shares	Dollars	Capital	Stockholders	(Deficit)	Equity
Balances at January 1, 2025	278,530	$278,530	42,323,759	$42,324	$125,397,691	$-	$(111,124,569)	$14,593,976

Contributed capital for warrants exercised from stockholders	-	-	1,208,104	1,208	3,560,907	(3,057,904)	-	504,211
Stock options exercised, cashless			148,533	148	(148)	-	-	-
Stock compensation expense	-	-	-	-	1,424,736	-	-	1,424,736
Series A Preferred Stock cash dividend							(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(6,664,371)	(6,664,371)
Balances at March 31, 2025	278,530	$278,530	43,680,396	$43,680	$130,383,186	$(3,057,904)	$(117,791,029)	$9,856,463
Issuance of common shares for warrants exercised	-	-	-	-	58,542	3,057,904	-	3,116,446
Issuance of common shares, net of issuance costs	-	-	3,363,076	3,363	8,196,116	-	-	8,199,479
Issuance of common shares for Kineta merger	-	-	2,868,169	2,868	6,393,149	-	-	6,396,017
Stock options exercised, cashless			2,305	2	(2)	-	-	-
Stock compensation expense	-	-	-	-	1,407,047	-	-	1,407,047
Series A Preferred Stock cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(9,523,835)	(9,523,835)
Balances at June 30, 2025	278,530	$278,530	49,913,946	$49,913	$146,438,038	$-	$(127,316,953)	$19,449,528
Issuance of common shares for settlement of Kineta obligations	-	-	133,232	133	332,902	-	-	333,035
Issuance of common shares, net of issuance costs	-	-	1,207,554	1,208	2,653,253	-	-	2,654,461
Vesting of RSU shares			57	1	(1)	-	-	-
Stock compensation expense	-	-	-	-	1,445,479	-	-	1,445,479
Series A Preferred Stock cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(7,102,455)	(7,102,455)
Balances at September 30, 2025	278,530	$278,530	51,254,789	$51,255	$150,869,671	$-	$(134,421,497)	$16,777,959

					Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Due from	Equity	Stockholders’
	Shares	Dollars	Shares	Dollars	Capital	Stockholders	(Deficit)	Equity
Balances at January 1, 2026	278,530	$278,530	59,336,104	$59,336	$161,779,364	$-	$(141,184,902)	$20,932,328

Issuance of common shares in RDO	-	-	4,242,424	4,242	6,995,758	-	-	7,000,000
Stock compensation expense	-	-	-	-	2,796,240	-	-	2,796,240
Series A Preferred Stock cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(7,536,598)	(7,536,598)
Balances at March 31, 2026	278,530	$278,530	63,578,528	$63,578	$171,571,362	$-	$(148,723,589)	$23,189,881
Issuance of common shares in ATM, net of issuance costs	-	-	104,000	104	195,722	-	-	195,826
Stock compensation expense	-	-	-	-	2,143,234	-	-	2,143,234
Warrant modification associated with revolving credit facility	-	-	-	-	2,196,906	-	-	2,196,906
Series A Preferred Stock cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(9,223,298)	(9,223,298)
Balances at June 30, 2026	278,530	$278,530	63,682,528	$63,682	$176,107,224	$-	$(157,948,976)	$18,500,460
Issuance of common shares for Parkview fee letter commitment	-	-	1,878,287	1,878	4,998,122	-	-	5,000,000
Issuance of common shares, net of issuance costs	-	-	197,545	197	441,324	-	-	441,521
Vesting of RSU shares	-	-	57	1	(1)	-	-	-
Stock compensation expense	-	-	-	-	1,423,217	-	-	1,423,217
Series A Preferred Stock cash dividend	-	-	-	-	-	-	(2,089)	(2,089)
Net loss	-	-	-	-	-	-	(6,409,585)	(6,409,585)
Balances at September 30, 2026	278,530	$278,530	65,758,417	$65,758	$182,969,886	$-	$(164,360,650)	$18,953,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

TuHURA Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,	September 30,
	2026	2025
Cash flows from Operating activities:
Net loss	$(23,169,481)	$(23,290,661)
Adjustments to reconcile net loss to cash
used in operating activities:
Stock compensation expense	6,362,692	4,277,263
Depreciation and amortization	78,669	48,721
Amortization of deferred loan costs	674,948	-
Loss on share settlement of Kineta employee compensation assumed from merger	-	185,019
Change in fair value of Kineta merger holdback shares	-	315,660
Changes in operating assets and liabilities:
Other current assets	(1,289,202)	333,077
Other noncurrent assets	(2,801,454)	(30,576)
Accrued interest	339,583	-
Accounts payable and accrued expenses	1,750,516	(3,911,631)
Net cash flows from operating activities	(18,053,729)	(22,073,128)
Cash flows from investing activities:
Cash paid for business acquisition, net of cash received from Kineta	-	(1,259,278)
Purchase of property and equipment	(185,824)	(48,233)
Net cash flows from investing activities	(185,824)	(1,307,511)
Cash flows from financing activities:
Cash dividend payment of preferred stock Series A	(6,267)	(6,267)
Proceeds from warrants exercised	-	3,620,657
Proceeds from revolving credit facility	9,200,000	-
Payment of revolving credit facility debt issuance costs	(222,450)	-
Proceeds from issuance of common stock	8,259,544	12,112,172
Payment of debt assumed from Kineta merger	-	(434,000)
Payments made on Kineta severance promissory notes	(197,354)	(98,677)
Payment of transaction costs related to Kintara merger	-	(500,000)
Principal payments of finance lease	(33,153)	(43,671)
Payment of placement agent fees and offering costs	(486,365)	(679,337)
Payment of net liabilities assumed in reverse recapitalization with Kintara	-	(550,000)
Net cash flows from financing activities	16,513,955	13,420,877

Net change in cash and cash equivalents	(1,725,598)	(9,959,762)
Cash and cash equivalents at the beginning of the period	3,619,949	12,657,178
Cash and cash equivalents at the end of the period	$1,894,351	$2,697,416
Supplemental disclosure of cash flow information
Cash paid for interest	$233,585	$16,533
Supplemental non-cash activity
Kineta employee compensation assumed from merger exchanged for note payable	$-	$592,063
Consideration in common shares for Kineta acquisition	-	8,915,661
Fair value of placement agent warrants issued in connection with common stock issuance	-	370,403
Fair value of investor warrants issued in connection with common stock issuance	-	9,259,821
Property and equipment recognized in exchange for finance lease obligations	-	172,453
Warrant amendment agreements modified in connection with revolving credit facility	2,196,906	-
Revolving credit facility commitment fee settled in shares	5,000,000	-
Revolving credit facility issuance costs not yet paid	173,817	-
Offering costs not yet paid	96,237	197,566

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

The Company’s significant accounting policies are described herein and in Note 2, “Summary of significant accounting policies,” in the 2025 Annual Report. There have been no changes to the significant accounting policies during the nine months ended September 30, 2026.

Reclassification – To conform to current period presentation, the Company reclassified the break-out of $167,929 and $3,673,954 acquisition-related costs into a separate line item in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. In the prior year, such amounts had been included in the line item “general and administrative expenses”.

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

Prepaid research and development expenses consist of advance payments made to contract research organizations (CROs) and contract manufacturing organizations (CMOs) for services that have not yet been rendered. The Company has entered into a commitment with a CMO regarding drug product manufacturing amounting to approximately $1,377,000 and classified as a current asset (See Note 5 – Other Current Assets). The Company has entered into advance payment arrangements amounting to approximately $2,915,000 with a CRO and classified as long term asset based on the expected timing of utilization. As of September 30, 2026, the Company has not finalized comprehensive agreements with the CRO and the long term classification is appropriate due to facts and circumstances presently known. The Company plans to reevaluate the accounting and financial statement presentation upon execution of the comprehensive agreements.

Concentration of Credit Risk – The Company maintains cash balances in domestic financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2026, the uninsured portion of cash held by the Company was approximately $1,430,000.

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

We will evaluate indefinite-lived intangible assets for impairment at least annually and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. The Company did not identify any impairment triggering events during the nine months ended September 30, 2026.

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

We will evaluate goodwill for impairment at least annually and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. The Company did not identify any impairment triggering events during the nine months ended September 30, 2026.

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

Segment Data – The Company operates in one reportable segment, which includes all activities related to advancing therapies for cancer treatment. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker, which is its chief executive officer, who reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets. There is no segment revenue for the three and nine months ended September 30, 2026, and 2025. The accounting policies of the cancer treatment segment are the same as those described in the summary of significant accounting policies. All tangible assets are held in the United States.

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

For the nine months ended September 30, 2026, the Company incurred $18.1 million of negative cash flows from operations. The Company has approximately $1.9 million of cash and cash equivalents on hand at September 30, 2026. The Company expects that its existing capital resources, including the future expected cash proceeds from the Parkview Credit Facility, will be sufficient to fund the Company’s planned future operations into 2028.

The Company expects to raise cash through the sale of capital stock and warrants, debt issuances and draw-downs, obtaining grants, or commercial partnerships. However, there can be no assurance that any fundraising will be achieved or on commercially reasonable terms, if at all.

Note 4—Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(6,411,674)	$(7,104,544)	$(23,175,748)	$(23,296,928)
Denominator:
Weighted-average common shares outstanding - basic and diluted	64,998,838	50,666,430	63,009,136	46,235,423
Net loss per share attributable to common shareholders - basic and diluted	$(0.10)	$(0.14)	$(0.37)	$(0.50)

Common stock warrants in the amount of 297,029 issued to our financial advisor, H.C. Wainwright & Co., LLC (“Wainwright”), were not outstanding as shares of common stock as of September 30, 2026, but they are included in the weighted-average common shares outstanding – basic and diluted, as if they were considered outstanding, as the $0.01 exercise price is economically equivalent to issued shares.

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. For the three and nine months ended September 30, 2026 and 2025, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the period because including them would have had an anti-dilutive effect:

	As of September 30
	2026	2025
Stock options issued and outstanding	17,199,911	6,494,441
Unvested restricted stock units	-	57
Warrants	31,964,655	13,088,461
Total	49,164,566	19,582,959

Note 5—Other current assets

Other current assets consist of the following as of September 30, 2026, and December 31, 2025:

	September 30,	December 31,
	2026	2025
Prepaid insurance	$20,000	$159,214
Clinical trial and drug product deposits	1,481,479	167,661
Other current assets	288,910	174,312
	$1,790,389	$501,187

Note 6—Property and equipment, net

Property and equipment, net consists of the following as of September 30, 2026, and December 31, 2025:

	September 30,	December 31,
	2026	2025
Furniture and fixtures	$170,607	$170,607
Leasehold improvements	544,629	544,629
Machinery and office equipment	1,857,545	1,671,721
Software	72,394	72,394
	2,645,175	2,459,351
Less accumulated depreciation and amortization	(2,237,381)	(2,158,712)
	$407,794	$300,639

Depreciation and amortization of property and equipment totaled approximately $27,000 and $79,000 for the three and nine months ended September 30, 2026, respectively, and approximately $21,000 and $49,000 for the three and nine months ended September 30, 2025, respectively.

Note 7—Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2026, and December 31, 2025:

	September 30,	December 31,
	2026	2025
Trade accounts payable	$5,922,551	$3,770,124
Accrued compensation	1,125,000	1,525,139
Other accrued expenses	149,084	424,978
	$7,196,635	$5,720,241

Note 8—Revolving Credit Facility

Parkview Credit Facility

On April 21, 2026, the Company entered into a Loan Agreement (as amended, the “Loan Agreement”) with Parkview, an affiliate of K&V Investment LLC (“K&V Investment One”) (a holder of more than 5% of the Company’s fully diluted capital stock and an entity owned by Vijay Patel), pursuant to which Parkview agreed to extend a $50 million revolving credit facility to the Company maturing on April 21, 2031. Borrowings under the facility bear interest at 12% per annum (plus an additional 6% during any event of default), payable monthly in arrears, and are secured by substantially all assets of the Company and its subsidiaries. The Company is obligated to repay principal equal to 75% of net profits from pharmaceutical product sales from the prior quarter if it achieves net profits for two consecutive fiscal quarters.

Each borrowing shall be an amount not to exceed the greater of (i) $1.7 million and (ii) the monthly budgeted expense amount in the Company’s expense budget (which will be subject to agreement of the Company and Parkview) for the immediately subsequent month. The Company has received $9.2 million of proceeds under the Loan Agreement through September 30, 2026. For each of three and nine months ended September 30, 2026, the Company paid approximately $0.2 million in contractual interest.

In connection with the Loan Agreement, the Company and Parkview entered into: (i) a Fee Letter pursuant to which the Company agreed to pay a one-time commitment fee of $5 million, which the Company elected to pay by issuing 1,878,287 shares of Company common stock to Parkview and an annual facility fee of 1.5% of the total commitment beginning on the first anniversary (payable within 10 business days following each anniversary of the closing date until the termination date); (ii) a Royalty Agreement granting Parkview an annual royalty in the low to mid-single digits on Net Sales (as defined therein) of products based on the Company’s IFx-2.0 intellectual property, up to $450 million in Net Sales per year, continuing through the last-to-expire patent covering IFx-2.0; and (iii) two Warrant Amendment Agreements extending to April 21, 2031, the exercise period for an aggregate of 4,364,873 warrants to purchase common stock held by K&V Investment One (3,049,432 warrants at $3.69 per share and 1,315,441 warrants at $5.70 per share).

The Loan Agreement contains certain embedded features that were identified and evaluated as not material to the condensed consolidated financial statements. In particular, due to inherent uncertainties involved in bringing a product through regulatory approval, the Royalty Agreement has nominal value and therefore none of the debt proceeds have been allocated to this feature.

A summary of the revolving credit facility activity is as follows:

	September 30,	December 31,
	2026	2025
Drawdowns	$9,200,000	$-
Contractual interest	205,611	-
1.5% accrued annual cash facility fee	339,583	-
Less: Payments	(205,611)	-
Less: Current portion of contractual interest and annual facility fee	(339,583)	-
Revolving credit facility	$9,200,000	$-

A summary of the debt issuance costs activity is as follows:

	September 30,	December 31,
	2026	2025
Transaction costs	$396,267	$-
Warrant amendment agreements modification at incremental fair value	2,196,906	-
One-time commitment fee letter to be paid in shares	5,000,000	-
Less: Amortization of debt issuance costs	(674,948)	-
Revolving credit facility debt issuance costs, net	$6,918,225	$-

The following table details interest expense related to the revolving credit facility.

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Amortization of debt issuance costs	$379,659	$-	$674,948	$-
Annual cash facility fee	191,666	-	339,583	-
Contractual interest expense	181,184	-	205,611	-
Total interest expense	$752,509	$-	$1,220,142	$-

Future principal, contractual interest, and facility fee payments on the Parkview Credit Facility are due as follows:

	Amounts
	Principal	Contractual Interest	Facility Fee
Year ending December 31, 2026 (3 months)	$-	$278,268	$-
Year ending December 31, 2027	-	1,104,000	760,417
Year ending December 31, 2028	-	1,107,025	762,500
Year ending December 31, 2029	-	1,104,000	760,417
Year ending December 31, 2030	-	1,104,000	760,417
Year ending December 31, 2031	9,200,000	332,712	760,417
	$9,200,000	$5,030,005	$3,804,168

Note 9—Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reversed. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2026, and December 31, 2025.

Note 10—Stockholders’ equity

As of September 30, 2026, the Company had two classes of stock authorized in its Articles of Incorporation, as amended (the “Articles”).

Common Stock

The Company is authorized to issue up to 200,000,000 shares of common stock pursuant to its Articles. Holders of common stock are entitled to one vote for each share of common stock. As of September 30, 2026, there were 65,758,417 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Preferred Stock pursuant to its Articles.

The historical Kintara Series A Preferred Stock was assumed in connection with our October 2024 reverse merger transaction with Kintara Therapeutics, Inc. (the “Kintara Merger”), and 278,530 shares are outstanding and have a stated value of $278,530 in the aggregate as of September 30, 2026, and December 31, 2025. The Company has no other shares of Preferred Stock outstanding.

ATM Program

On November 3, 2025, the Company and Wainwright entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with respect to an at-the-market offering program (the “ATM Program”) under which the Company may sell shares of its common stock having an aggregate offering price of up to $50,000,000 through Wainwright as its sales agent. During the three and nine months ended September 30, 2026, the Company received gross proceeds of approximately $464,000 and $785,000 under the Offering Agreement and issued an aggregate of 197,545 and 301,545 shares of common stock, respectively.

Warrants

The following table summarizes the Company’s outstanding common stock warrants as of September 30, 2026.

	Outstanding	Weighted average exercise price	Expiration dates
Legacy TuHURA common stock warrants	7,496,812	$4.58	March 2027 to April 2031
Historical Kintara common stock warrants	10,199	$757.65	October 2026 to April 2027
2024 common stock warrants issued to financial advisor	297,029	$0.01	April 2027
2025 PIPE investors common stock warrants	4,759,309	$3.31	December 2030
2025 PIPE placement agent common stock warrants	189,616	$3.31	December 2030
Bridge loan warrants	300,000	$1.92	October 2027 to December 2027
2025 RDO Series A investors common stock warrants	9,462,423	$1.95	June 2031
2025 RDO Series B investors common stock warrants	9,462,423	$1.95	December 2027
2025 RDO placement agent common stock warrants	283,873	$2.06	December 2030
Total warrants outstanding at September 30, 2026	32,261,684	$2.99

Warrant Amendment Agreements

On April 21, 2026, the Company entered into two Warrant Amendment Agreements to extend to April 21, 2031, the exercise period during which 4,364,873 of the Company's warrants held by K&V Investment One, an affiliate of Parkview and Vijay Patel, may be exercised (3,049,432 of such warrants have an exercise price of $3.69 per share and 1,315,441 of such warrants have an exercise price of $5.70 per share, and such warrants constitute all of the Company warrants held by K&V Investment One, other than those issued in the Company's registered direct offering that closed in December 2025). The incremental value associated with the Warrant Amendment Agreements was determined using a Black-Scholes pricing model, using the original terms of the warrants and the modified terms of the warrants, and the following assumptions: expected term of approximately 1.4 years - 5.0 years, dividend yield of 0.00%, volatility of 90.11% to 112.42%, and a risk-free rate of 3.74% to 3.91%. As a result, the Company recorded an incremental fair value in the amount of $2,196,906 to additional paid-in capital and an increase in deferred loan costs associated with the Parkview Credit Facility.

Note 11—Stock option plans

Inducement plan

In September 2026, the TuHURA Biosciences, Inc. 2026 Inducement Equity Incentive Plan (the "2026 Inducement Plan" was adopted by the Board of Directors without shareholder approval pursuant to Rule 5635(c)(4) under the Nasdaq Stock Market LLC listing rules. The Company has not issued shares in the 2026 Inducement Plan. As of September 30, 2026, there were 5,000,000 shares available for future grants under the 2026 Inducement Plan.

Stock options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for the nine months ended September 30, 2026 and 2025:

	2026	2025
Common stock fair value (weighted-average)	$1.33	$3.39
Risk free interest rate	3.82% - 4.04%	4.04% - 4.66%
Expected dividend yield	0%	0%
Expected term	6.0 years	6.0 years
Expected stock volatility	101.2% - 105.6%	101.9% - 103.0%

Below is a summary of stock option activity for the nine months ended September 30, 2026:

		Weighted	Weighted
	Number	Average	Average
	of options	Exercise Price	Contractual Life
Outstanding at December 31, 2025	18,031,425	$2.35	8.91 years

Forfeited and cancelled	(4,935,510)	$2.35
Exercised	-	$0.00
Granted	4,103,996	$1.33
Outstanding at September 30, 2026	17,199,911	$2.10	8.51 years
Exercisable at September 30, 2026	3,011,065	$3.85	5.88 years

Options outstanding had an intrinsic value of approximately $11,000,000 and $0 as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, there was approximately $13,000,000 of unrecognized stock compensation, which will be recognized over the next three years.

Stock compensation expense

Total stock-based compensation expense for the nine months ended September 30, 2026 and 2025 was allocated as follows:

	2026	2025
General and administrative	$2,234,447	$1,508,919
Research and development	4,128,245	2,768,344
Total stock-based compensation expense	$6,362,692	$4,277,263

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

Future minimum lease payments under these leases are as follows:

	Finance	Operating
Year ending December 31, 2026 (3 months)	$12,993	$47,271
Year ending December 31, 2027	51,971	196,220
Year ending December 31, 2028	25,985	49,650
Interest portion of right of use liability	(5,965)	(22,192)
Lease liabilities	$84,984	$270,949

Operating leases – Total lease expense was approximately $144,000 and $128,000 for the nine months ended September 30, 2026 and 2025, respectively.

Cash paid for amounts included in the measurement of lease liabilities was approximately $139,000 and $130,000 for the nine months ended September 30, 2026 and 2025.

For the current lease, the weighted-average lease term is 1.5 years and 0.5 years and the weighted average discount rate is 10.0% and 10.0% as of September 30, 2026 and 2025.

Finance leases – Cash paid for amounts included in the measurement of finance lease liabilities was $33,153 and $43,671 for the nine months ended September 30, 2026 and 2025, respectively. Interest on the finance lease liabilities amounted to approximately $2,000 and $6,000 for the three and nine months ended September 30, 2026, respectively.

For the current finance lease, the weighted-average lease term is 1.75 years and the weighted average discount rate is 7.5% as of September 30, 2026.

Employment Agreements – The Company maintains employment agreements with its Chief Executive Officer and Chief Financial Officer, each entered into in May 2023 by Legacy TuHURA, as amended and as subsequently assumed by the Company in connection with the closing of the Kintara Merger.

Future minimum payments under these employment agreements are as follows:

Year ending December 31, 2026 (3 months)	$252,408
Year ending December 31, 2027	1,009,632
$1,262,040

Note 13—Related Party Transactions

Tendler Biotech Consulting

On March 18, 2026, we entered into a Consulting Agreement with Tendler Biotech Consulting LLC (“Tendler Biotech”), an entity owned by one of the Company's directors, Dr. Craig Tendler. Under this agreement, Dr. Tendler provides, through Tendler Biotech, specified consulting services on an as-requested basis relating to the Company’s development strategy and operations in connection with the Company’s product pipeline. Under this agreement, Tendler Biotech is entitled to receive an hourly fee of $1,250 and reimbursement of reasonable out-of-pocket expenses. The Consulting Agreement has a term of two years but may be terminated early by either party at any time upon at least 15 days’ prior written notice. There have been approximately $156,000 in fees paid to Tendler Biotech under this agreement through September 30, 2026.

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

Note 14—Subsequent events

Subsequent events – The Company has evaluated subsequent events through November 13, 2026 in connection with the preparation of these unaudited condensed consolidated financial statements, which is the date the financial statements were available to be issued.

Parkview Credit Facility

The Company has, subsequent to September 30, 2026, made additional borrowings under the Parkview Credit Facility in the aggregate amount of $4,950,000 for the use of general corporate purposes.

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

In this section, we discuss our financial condition, changes in financial condition and results of our operations for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. References to periods prior to the closing of the Kintara Merger refer to Legacy TuHURA, and to TuHURA Biosciences, Inc. (formerly Kintara Therapeutics, Inc. (“Kintara”)) for all other periods, as the context requires.

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

We are not profitable and have incurred significant operating losses in each period since our inception, including net losses of $6.4 million and $23.2 million for the three and nine months ended September 30, 2026, and $30.1 million for the year ended December 31, 2025. As of September 30, 2026, we had an accumulated deficit of $164.4 million. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our preclinical studies and clinical trials and the expenditures related to other research and development activities. We expect to continue to incur operating losses. We anticipate these losses will increase substantially as we advance our product candidates through preclinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates.

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

As of September 30, 2026, we had cash and cash equivalents of $1.9 million. See “ — Liquidity and Capital Resources” below.

Recent Developments

Parkview Credit Facility

On April 21, 2026, the Company entered into a Loan Agreement (the “Loan Agreement”) with Parkview Holdings One LLC (“Parkview”), an affiliate of K&V Investment LLC (“K&V Investment One”) (a holder of more than 5% of the Company’s fully diluted capital stock and an entity owned by Mr. Vijay Patel), pursuant to which Parkview agreed to extend a $50 million revolving credit facility to the Company maturing on April 21, 2031 (the "Parkview Credit Facility"). Borrowings under the facility bear interest at 12% per annum (plus an additional 6% during any event of default), payable monthly in arrears, and are secured by substantially all assets of the Company and its subsidiaries. The Company is obligated to repay principal equal to 75% of net profits from pharmaceutical product sales from the prior quarter if it achieves net profits for two consecutive fiscal quarters. As of the date of this Quarterly Report on Form 10-Q, the Company has borrowed approximately $14.2 million under the Loan Agreement since the inception of the Parkview Credit Facility.

In connection with the Loan Agreement, the Company and Parkview entered into: (i) a Fee Letter pursuant to which the Company agreed to pay a one-time commitment fee of $5 million, which the Company elected to pay by issuing 1,878,287 shares of common stock to Parkview, and an annual facility fee of 1.5% of the total commitment beginning on the first anniversary; (ii) a Royalty Agreement granting Parkview an annual royalty in the low to mid-single digits on Net Sales (as defined therein) of products based on the Company’s IFx-2.0 intellectual property, up to $450 million in Net Sales per year, continuing through the last-to-expire IFx-2.0 patent; and (iii) two Warrant Amendment Agreements extending to April 21, 2031 the exercise period for 4,364,873 warrants to purchase common stock held by K&V Investment One (3,049,432 warrants at $3.69 per share and 1,315,441 warrants at $5.70 per share).

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

Other Income (Expense)

Other income (expense) consists of interest income on our cash and cash equivalents, interest expense on the Parkview Credit Facility and the issued notes payable to the former Kineta employees, changes in fair value on Kineta merger holdback shares, and grant income from our NIH-funded research grant assumed in our October 2024 reverse merger transaction with Kintara Therapeutics, Inc. (“Kintara”, and such merger, the “Kintara Merger”).

Results of Operations

Comparisons for the Three Months Ended September 30, 2026, and September 30, 2025

	Three months ended
	September 30,		Change
	2026	2025
Operating expenses:
Research and development	$3,704,753	$4,968,596	$(1,263,843)
Acquisition-related costs	-	167,929	(167,929)
General and administrative	1,956,008	1,593,078	362,930
Total operating expenses	5,660,761	6,729,603	(1,068,842)
Loss from operations	(5,660,761)	(6,729,603)	1,068,842
Other income (expense)
Grant income	-	138,299	(138,299)
Interest expense	(752,509)	(16,532)	(735,977)
Interest income	3,685	6,060	(2,375)
Other expense	-	(185,019)	185,019
Change in fair value of Kineta merger holdback liability	-	(315,660)	315,660
Total other income (expense)	(748,824)	(372,852)	(375,972)
Net loss	$(6,409,585)	$(7,102,455)	$692,870
Series A Preferred cash dividend	(2,089)	(2,089)	-
Net loss attributable to common shareholders	$(6,411,674)	$(7,104,544)	$692,870

Research and Development Expenses. The following table summarizes our research and development expenses by program for the periods presented.

	Three months ended
	September 30,		Change
	2026	2025
Direct program costs:
IFx-2.0	$1,069,368	$1,567,077	$(497,709)
TBS-2025	367,702	317,340	50,362
Preclinical research costs	232,103	580,904	(348,801)
Indirect program costs:
Personnel and facilities related costs	2,035,580	2,503,275	(467,695)
Total research and development expenses	$3,704,753	$4,968,596	$(1,263,843)

Research and development expenses were $3.7 million and $5.0 million for the three months ended September 30, 2026, and 2025, respectively. The decrease of $1.3 million is related to the following.

•
a decrease of approximately $0.5 million due to ongoing clinical development of IFx-2.0;
•
an increase of approximately $0.1 million due to ongoing clinical development of TBS-2025;
•
a decrease of approximately $0.3 million due to preclinical research of IFx-3.0 and MDSCs; and
•
a decrease of approximately $0.5 million in facilities, salary and personnel related costs due to decreases in headcount and non-cash stock compensation expense.

Acquisition-related costs. Acquisition-related costs were $0.2 million for the three months ended September 30, 2025 and represent costs incurred in relation to the Kineta Merger.

General and Administrative Expenses. General and administrative expenses were $2.0 million and $1.6 million for the three months ended September 30, 2026, and 2025, respectively. The increase of $0.4 million was primarily due to increases in non-cash stock compensation expense and costs associated with being a public company.

Grant Income. Grant income was $0.1 million for the three months ended September 30, 2025. In October 2024, we assumed the Kintara Health and Human Services grant on REM-001 and received reimbursements for related expenses associated with the grant.

Interest Expense. Interest expense was $0.8 million and less than $0.1 million for the three months ended September 30, 2026 and 2025, respectively, related primarily to the Parkview Credit Facility.

Interest Income. Interest income was less than $0.1 million for the three months ended September 30, 2026 and 2025, respectively, related primarily to interest income earned on deposits at various banks.

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

Comparisons for the Nine Months Ended September 30, 2026, and September 30, 2025

	Nine months ended
	September 30,		Change
	2026	2025
Operating expenses:
Research and development	$15,557,617	$14,477,204	$1,080,413
Acquisition-related costs	-	3,673,954	(3,673,954)
General and administrative	6,396,327	5,471,424	924,903
Total operating expenses	21,953,944	23,622,582	(1,668,638)
Loss from operations	(21,953,944)	(23,622,582)	1,668,638
Other income (expense)
Grant income	-	713,508	(713,508)
Interest expense	(1,248,117)	(16,532)	(1,231,585)
Interest income	32,580	135,624	(103,044)
Other expense	-	(185,019)	185,019
Change in fair value of Kineta merger holdback shares	-	(315,660)	315,660
Total other income (expense)	(1,215,537)	331,921	(1,547,458)
Net loss	$(23,169,481)	$(23,290,661)	$121,180
Series A Preferred cash dividend	(6,267)	(6,267)	-
Net loss attributable to common shareholders	$(23,175,748)	$(23,296,928)	$121,180

Research and Development Expenses. The following table summarizes our research and development expenses by program for the periods presented.

	Nine months ended
	September 30,		Change
	2026	2025
Direct program costs:
IFx-2.0	$4,904,131	$5,647,463	$(743,332)
TBS-2025	1,632,895	317,340	1,315,555
Preclinical research costs	768,414	1,599,950	(831,536)
Indirect program costs:
Personnel and facilities related costs	8,252,177	6,912,451	1,339,726
Total research and development expenses	$15,557,617	$14,477,204	$1,080,413

Research and development expenses were $15.6 million and $14.5 million for the nine months ended September 30, 2026, and 2025, respectively. The increase of $1.1 million is related to the following.

•
a decrease of approximately $0.7 million due to ongoing clinical development of IFx-2.0;
•
an increase of approximately $1.3 million due to ongoing clinical development of TBS-2025;
•
a decrease of approximately $0.8 million due to preclinical research of IFx-3.0 and MDSCs; and
•
an increase of approximately $1.3 million in facilities, salary and personnel related costs due to increases in headcount and non-cash stock compensation expense.

Acquisition-related costs. Acquisition-related costs were $3.7 million for the nine months ended September 30, 2025 and represent costs incurred in relation to the Kineta Merger.

General and Administrative Expenses. General and administrative expenses were $6.4 million and $5.5 million for the nine months ended September 30, 2026, and 2025, respectively. The increase of $0.9 million was primarily due to increases in non-cash stock compensation expense and costs associated with being a public company.

Grant Income. Grant income was $0.7 million for the nine months ended September 30, 2025. In October 2024, we assumed the Kintara Health and Human Services grant on REM-001 and received reimbursements for related expenses associated with the grant.

Interest Expense. Interest expense was $1.2 million and less than $0.1 million for the nine months ended September 30, 2026 and 2025, respectively, related primarily to the Parkview Credit Facility.

Interest Income. Interest income was less than $0.1 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively, related primarily to interest income earned on deposits at various banks.

Other Expense. Other expense was $0.2 million for the nine months ended September 30, 2025, related to share settlement in exchange for a portion of the separation payments to the former Kineta employees assumed from the merger.

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

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and we anticipate that we will continue to incur net losses for the foreseeable future. We incurred net losses of $30.1 million and $22.6 million for the years ended December 31, 2025, and 2024, respectively, and incurred net losses of $23.2 million and $23.3 million for the nine months ended September 30, 2026 and 2025, respectively. Additionally, we used $27.6 million and $14.7 million of cash from our operating activities for the years ended December 31, 2025 and 2024, respectively, and used $18.1 million and $22.1 million from our operating activities for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $164.4 million.

As of September 30, 2026, we had cash and cash equivalents of $1.9 million. We invest our cash and cash equivalents in liquid money market accounts.

We have received approximately $0.8 million in gross proceeds to date under the ATM Program. We have received approximately $14.2 million in gross proceeds to date under the Parkview Credit Facility.

Sources of Liquidity

To date, we have financed our operations principally through private placements of our common and preferred stock (which, in the case of Legacy TuHURA, have all since been converted into shares of Legacy TuHURA common stock and exchanged for shares of Kintara common stock in connection with the completion of the Kintara Merger), the issuance of convertible notes that were converted into Legacy TuHURA common stock prior to the Kintara Merger, the Parkview Credit Facility, and the ATM Program. Since inception, Legacy TuHURA raised approximately $41.6 million in net proceeds through the sale of its preferred stock and approximately $36.0 million in aggregate principal amount through the issuance of convertible notes. Since the Kintara Merger, TuHURA has raised approximately $43.2 million in gross proceeds and aggregate principal amount through the issuance of common stock, bridge financings, and the Parkview Credit Facility.

Parkview Credit Facility

On April 21, 2026, the Company entered into the Loan Agreement with Parkview, pursuant to which Parkview agreed to extend a $50 million revolving credit facility to the Company maturing on April 21, 2031. Borrowings under the facility bear interest at 12% per annum (plus an additional 6% during any event of default), payable monthly in arrears, and are secured by substantially all assets of the Company and its subsidiaries. The Company is obligated to repay principal equal to 75% of net profits from pharmaceutical product sales from the prior quarter if it achieves net profits for two consecutive fiscal quarters. As of this Quarterly Report on Form 10-Q, the Company has borrowed approximately $14.2 million from Parkview under the Loan Agreement.

ATM Program

On November 3, 2025, the Company and Wainwright entered into the Offering Agreement with respect to an at-the-market offering program under which the Company may sell shares of its common stock having an aggregate offering price of up to $50,000,000 through Wainwright as its sales agent. As of the date of this Quarterly Report on Form 10-Q, we have sold an aggregate of 301,545 shares of common stock through the program.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended
	September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(18,053,729)	$(22,073,128)
Investing activities	(185,824)	(1,307,511)
Financing activities	16,513,955	13,420,877
Net increase (decrease) in cash	$(1,725,598)	$(9,959,762)

Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $18.1 million, which primarily consisted of a net loss of $23.2 million and a change in net operating assets and liabilities of $2.0 million, and non-cash charges of $7.1 million. The net non-cash charges were primarily related to depreciation and amortization expense of $0.1 million, stock-based compensation of $6.4 million, amortization of debt issuance costs of $0.7 million associated with the Parkview Credit Facility. The $2.0 million change in net operating assets and liabilities was due to a increase in accounts payable and accrued expenses of approximately $1.8 million due to timing of invoices and vendor payments, an increase in accrued interest of $0.3 million, and a decrease in current and non-current assets of $4.1 million.

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

Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $0.2 million, which consisted of purchases of property and equipment.

For the nine months ended September 30, 2025, net cash used in investing activities was $1.3 million, which consisted of purchases of property and equipment and deposits and payments in connection with the Kineta acquisition.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $16.5 million, which consisted of $9.2 million proceeds from the Parkview Credit Facility, $8.3 million in gross proceeds from the issuance of common stock of which $0.5 million was attributable to the Private Placement, $7.0 million was attributable to the Registered Direct Offering, and $0.8 million was attributable to the ATM Program, offset by $0.5 million in payments for the placement agent fees and offering costs related to the various financings, $0.2 million in payments for the credit facility debt issuance costs, and $0.2 million in principal payments of note payable to former Kineta employees.

For the nine months ended September 30, 2025, net cash provided by financing activities was $13.4 million, which consisted of $3.6 million proceeds from warrants exercises, $12.1 million in gross proceeds from the issuance of common stock attributable to the Offering, offset by $0.7 million in payments for deferred offering costs attributable to the Offering, $0.4 million in payments of debt assumed from the Kineta Merger, $0.1 million in principal payments of note payable to former Kineta employees, and $1.1 million in merger transaction costs and net liabilities attributable to Kintara.

Funding Requirements

We expect to incur costs associated with operating as a public company. In addition, we anticipate that we will need substantial additional funding in connection with our development programs and continuing operations. We believe that our existing cash and cash equivalents, together with the ATM Program and $50.0 million Parkview Credit Facility, will be sufficient to meet our anticipated cash requirements into 2028.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 of our condensed consolidated financial statements for the nine months ended September 30, 2026, contained in Part I, Item 1 in this Quarterly Report on Form 10-Q, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.

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

Kineta Acquisition and Valuation of Intangible Assets

On June 30, 2025, we completed the Kineta Merger contemplated by the TuHURA-Kineta Merger Agreement, pursuant to which the Company acquired Kineta in a cash and stock transaction through a series of merger transactions, with Kineta surviving the mergers as a wholly-owned subsidiary of ours.

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

Goodwill and other intangible assets comprised of IPR&D on our balance sheet as of September 30, 2026 and December 31, 2025 were in connection with the Kineta Merger.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer (our principal executive officer) and the Chief Financial Officer (our principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

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

Item 5. Other Information.

(a) None.

(b) None.

(c) Director and Officer Trading Arrangements

None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the nine months ended September 30, 2026.

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

4.1	Loan Agreement, dated April 21, 2026, by and between TuHURA Biosciences, Inc. and Parkview Holdings One LLC (incorporated by reference to Exhibit 4.1 to TuHURA’s Form 8-K filed on April 22, 2026)
10.1	TuHURA Biosciences, Inc. 2026 Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TuHURA’s Form 8-K/A filed on September 17, 2026)
10.2

Form of Inducement Stock Option Agreement under the TuHURA Biosciences, Inc. 2026 Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to TuHURA’s Form 8-K/A filed on September 17, 2026)

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

TUHURA BIOSCIENCES, INC.

Dated: November 13, 2026	By:	/s/ James A. Bianco, M.D.
James A. Bianco
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2026	By:	/s/ Dan Dearborn
Dan Dearborn
Chief Financial Officer
(Principal Financial Officer)